Form 10-Q
period 1996-04-30
LANDEC CORP \CA\
filed 1996-06-14
CIK 1005286

This document consists of 32 pages, of which this is page
            Number 1. The index to Exhibits is on Page 16.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Fiscal Quarter Ended April 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Transition period from _____ to _________.

                         Commission file number: 0-27446

                               LANDEC CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                          94-3025618
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification Number)

                                3603 Haven Avenue
                          Menlo Park, California 94025
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (415) 306-1650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    Yes X  No
                                       ---   ---
As of May 31, 1996, 10,674,858 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                 FORM 10-Q For the Quarter Ended April 30, 1996

                                      INDEX

                                                                                                              Page
             Facing sheet                                                                                      1
             Index                                                                                             2
Part I.      Financial Statements
Item 1.      a)     Consolidated condensed balance sheets as of April 30, 1996 and October  31, 1995           3
             b)     Consolidated statements of operations for the three and six months ended April 30,
                    1996 and 1995                                                                              4

             c)     Consolidated statements of cash flows for the six months ended April 30, 1996 and 1995     5
             d)     Notes to consolidated financial statements                                                 6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Part II.     Other Information                                                                                14
             Signature                                                                                        15
             Index to Exhibits                                                                                16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                            April 30,        October 31,
                                                                               1996             1995
                                                                         ----------------  ---------------
                                                  Assets
Current Assets:
     Cash and cash equivalents                                             $   20,181        $    3,585
     Short-term investments                                                    19,025             1,964
     Accounts receivable, net                                                      63                53
     Inventories                                                                  508               488
     Prepaid expenses and other current assets                                    237               115
                                                                         ----------------  ---------------
Total Current Assets                                                           40,014        $    6,205

Property and equipment, net                                                       987               993
Other assets                                                                      123               149
                                                                         ----------------  ---------------
                                                                           $   41,124        $    7,347
                                                                         ================  ===============

                     Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current Liabilities:
     Convertible notes payable                                             $        -        $        -
     Accounts payable                                                             298               291
     Accrued compensation                                                         326               302
     Other accrued liabilities                                                    423               281
     Current portion of capital lease obligations                                 213               239
     Deferred revenue                                                             304               129
                                                                         ----------------  ---------------
Total Current Liabilities                                                       1,564             1,942

Non-current portion of capital lease obligations                                  448               558

Redeemable convertible preferred stock at accreted value                            -            31,276

Stockholder's Equity (Net Capital Deficiency):
     Preferred stock                                                                -                 -
     Common stock                                                              68,130               536
     Notes receivable from shareholders                                           (12)              (20)
     Deferred compensation                                                       (351)             (407)
     Accumulated deficit                                                      (28,655)          (26,538)
                                                                         ----------------  ---------------
Total Stockholders' Equity (Net Capital Deficiency)                            39,112           (26,429)
                                                                         ----------------  ---------------
                                                                         $     41,124        $    7,347
                                                                         ================  ===============

                             See accompanying notes.


                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per-share data)

                                                   Three Months Ended April 30,         Six Months Ended April 30,
                                                      1996             1995              1996              1995
                                                   ------------     -----------      ------------     ------------
Revenues:
     Product sales                                 $      281       $      198       $      412       $       441
     License fees                                         600              450              600               650
     Research and development revenues                    394              196              682               389
                                                   ------------     -----------      ------------     ------------
Total revenues                                          1,275              844            1,694             1,480
                                                   ------------     -----------      ------------     ------------
Operating costs and expenses:
     Cost of product sales                                295              327              539               652
     Research and development                             945              921            1,898             1,776
     Selling, general and administrative                  733              538            1,224             1,045
                                                   ------------     -----------      ------------     ------------
Total operating costs and expenses                      1,973            1,786            3,661             3,473
                                                   ------------     -----------      ------------     ------------
Operating loss                                           (698)            (942)          (1,967)           (1,993)

Interest income                                           439               63              506               133
Interest expense                                           (8)             (35)             (54)              (63)
                                                   ------------     -----------      ------------     ------------
Net loss                                           $     (267)      $     (914)      $   (1,515)      $    (1,923)
                                                   ============     ===========      ============     ============

Net loss per share                                 $    (0.03)      $    (0.77)     $     (0.32)      $     (1.63)
                                                   ============     ===========      ============     ============
Shares used in computation of net loss per share        8,874            1,182            4,713             1,181
                                                   ============     ===========      ============     ============
Supplemental net loss per share                    $    (0.03)      $    (0.13)     $     (0.17)      $     (0.27)
Shares used in computation of supplemental net
   loss per share                                  ============     ===========      ============     ============
                                                       10,016             7,095            8,709             7,060
                                                   ============     ===========      ============     ============

                             See accompanying notes.


                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Six Months Ended April 30,
                                                                                 1996            1995
                                                                             ------------    -----------
Cash flows from operating activities:
Net loss                                                                     $   (1,515)     $ (1,923)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  195           195
     Loss on disposal of fixed assets                                                --            24
     Amortization of deferred compensation                                           56            --
     Changes in current assets and liabilities:
         Accounts receivable                                                        (10)           69
         Inventories                                                                (20)         (206)
         Prepaid expenses and other current assets                                 (122)           27
         Accounts payable                                                             7           (74)
         Accrued compensation                                                        24            (1)
         Other accrued liabilities                                                  142            86
         Deferred revenue                                                           175           131
                                                                             ------------    -----------
     Total adjustments                                                              196            32
                                                                             ------------    -----------
Net cash used in operating activities                                            (1,068)       (1,672)
                                                                             ------------    -----------

Cash flows from investing activities:
Purchases of property and equipment                                                (189)          (25)
Increase in other assets                                                             26           (12)
Purchases of available-for-sale securities                                      (20,108)       (3,960)
Maturities of available-for-sale securities                                       3,000         5,300
                                                                             ------------    -----------
Net cash (used for) provided by investing activities:                           (17,271)        1,303
                                                                             ------------    -----------
Cash flows from financing activities:
Proceeds from sale of common stock                                               35,062             3
Proceeds from repayment of notes receivable                                           9             2
Payments of capital lease obligations                                              (136)          (86)
Proceeds from capital lease financing of prior year capital expenditures             --           138
Proceeds from issuance of convertible notes payable                                  --           700
                                                                             ------------    -----------
Net cash provided by financing activities                                        34,935           757
                                                                             ------------    -----------
Net increase in cash and cash equivalents                                        16,596           388

Cash and cash equivalents at beginning of period                                  3,585         2,411
                                                                             ------------    -----------
Cash and cash equivalents at end of period                                   $   20,181       $ 2,799
                                                                             ============    ===========

                             See accompanying notes.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1996, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration Statement File. No. 33-80733) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on February 15, 1996.

         The results of operations for the three and six month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1996.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:
                                                          April 30  October 31,
                                                            1996       1995
                                                            ----       ----
                                                              (in thousands)
     Raw materials . . . . . . . . . . . . . . . . . . .   $ 119     $ 123
     Work in process  . . . . . . . . . . . . . . . . . .    210       169
     Finished goods  . . . . . . . . . . . . . . . . . .     179       196
                                                             ---       ---
                                                           $ 508     $ 488
                                                             ===       ===

3.   Net Loss Per Share

         Except as noted below, historic net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, convertible notes payable and preferred stock) issued during the 12-month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods through October 31, 1995 (using the treasury stock method for stock options and initial public offering price of $11.00 per share).

         As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for the three month and six month periods ended April 30, 1995, but is excluded from the calculation after that date. Supplemental per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the antidilutive effect of common equivalent shares from stock options and warrants issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the public offering, and also gives retroactive effect from the date of issuance to the conversion of preferred stock and promissory notes which automatically converted to common shares upon the closing of the Company's initial public offering.

4.   Shareholders' Equity

         On February 15, 1996 the Company completed an initial public offering of 2,800,000 shares of common stock at a price of $12.00 per share. The net proceeds to the Company from the initial public offering were approximately $31.2 million, after deducting underwriting discounts and commissions.

         Upon completion of the initial public offering all 6,674,415 outstanding shares of redeemable convertible preferred stock and $700,000 of notes payable were automatically converted into 6,674,415 and 176,432 shares of common stock, respectively.

         In March 1996, the underwriters exercised their overallotment option to purchase 420,000 shares of common stock for $12.00 per share. The Company received an additional $4.7 million in offering proceeds, after deducting underwriting discounts and commissions.

5.   Reclassifications

         Certain prior year balances have been reclassified to conform with current year presentation.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended October 31, 1995 contained in the Company's Registration Statement on Form S-1 (Registration Statement No. 33-80733) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on February 15, 1996.

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's prospectus dated February 15, 1996, under "Risk Factors."

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer technology and related products. The Company launched its first product line, QuickCast splints and casts, in April 1994. The Company launched its second product line, breathable membranes for the fresh-cut produce packaging market, in September 1995. To date, the Company has recognized $1,349,000 in total QuickCast product and breathable membrane sales. The balance of revenues to date have resulted from license fees, collaborative arrangements and Small Business Innovative Research ("SBIR") government grants. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through April 30, 1996, the Company's accumulated deficit was $28,655,000.

Results of Operations

         Total revenues were $1,275,000 for the second quarter of fiscal year 1996 compared to $844,000 for the second quarter of fiscal year 1995. Revenues from product sales increased to $281,000 in the second quarter of fiscal year 1996 from $198,000 in the second quarter of fiscal year 1995 due primarily to the commencement of sales of breathable membrane products in late 1995. Revenues from license fees increased to $600,000 for the second quarter of fiscal year 1996 from $450,000 in the second quarter of fiscal year 1995. Revenues from research and development funding increased to $394,000 for the second quarter of fiscal year 1996 from $196,000 for the second quarter of fiscal year 1995. The increase in license fees and research and development revenue was due primarily to increased fees and funding under an expanded agreement with Nitta Corporation. For the first six months of fiscal year 1996 total revenues were $1,694,000 compared to $1,480,000 during the same period in 1995. Revenue from product sales for the first six months in fiscal year 1996 decreased to $412,000 from $441,000 during the same period in 1995 due to a decrease in sales of QuickCast products which more than offset the increase in sales of the breathable membrane products. Revenue from license fees for the first six months in fiscal year 1996 decreased to $600,000 from $650,000 during the same period in 1995. Revenue from research and development funding for the first six months in fiscal year 1996 increased to $682,000 from $389,000 during the same period in 1995 due to an increase in research and development contracts in fiscal year 1996. In March of 1996, the Company agreed to amend their research and development collaboration with BFGoodrich in the industrial latent curing area by removing the exclusivity restrictions. This change could result in a short-term reduction in research and development revenues that may be offset by other contract revenue.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $295,000 for the second quarter of fiscal year 1996 compared to $327,000 for the second quarter of fiscal year 1995, a decrease of 10%. Cost of product sales as a percentage of product sales decreased to 105% in the second quarter of fiscal year 1996 from 165% in the second quarter of fiscal year 1995. Cost of product sales for the first six months of fiscal year 1996 was $539,000 compared to $652,000 during the same period in 1995, a decrease of 17%. Cost of product sales as a percentage of product sales decreased to 131% for the first six months of fiscal year 1996 from 148% during the same period in 1995. These decreases in the cost of product sales was primarily the result of the ramp-up and increased volume of the breathable membrane product sales. The Company experienced negative gross margins for its products sales due to the early stage of commercialization of the Company's products and related product start-up costs. The Company anticipates that if revenues from product sales increases, gross margins will improve as the fixed portion of cost of product sales will be allocated over higher sales. Improvements in gross margins due to increased products sales, if any, may be offset in the future if the Company increases the fixed portion of cost of product sales. Due to the early stage of commercialization, however, the Company is unable to predict with any certainty future gross margins.

         Research and development expenses were $945,000 for the second quarter of fiscal year 1996 compared to $921,000 for the second quarter of fiscal year 1995, an increase of 3%. For the first six months of fiscal year 1996 research and development expenses were $1,898,000 compared to $1,776,000 during the same period in 1995, an increase of 7%. Research and development expenses increased primarily as a result of increased development costs in the Company's latent curing products. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $733,000 for the second quarter of fiscal year 1996 compared to $538,000 for the second quarter of fiscal year 1995, an increase of 36%. For the first six months of fiscal year 1996 selling, general and administrative expenses were $1,224,000 compared to $1,045,000 during the same period in 1995, an increase of 17%. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses and the additional administrative costs associated with supporting a public company. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, staff and administrative expenses. Sales and marketing expenses increased to $378,000 for the second quarter of fiscal year 1996 from $222,000 for the second quarter of fiscal year 1995. For the first six months of fiscal year 1996 sales and marketing expenses increased to $583,000 compared to $436,000 during the same period in 1995. The increase in sales and marketing expenses was attributable to the costs to support the market introduction of the breathable membrane products launched in late fiscal year 1995 and the cost of launching two new national U.S. distributors for the QuickCast products in the second quarter of fiscal year 1996. The Company expects that selling, general and administrative spending will increase in future periods, although it may vary as a percentage of total revenues.

         Net interest income for the second quarter and for the first six months of fiscal year 1996 was $431,000 and $452,000, respectively, as compared to $28,000 and $70,000 for the comparable periods in 1995. Net interest income increased due to interest income from the initial public offering proceeds.

Liquidity and Capital Resources

         As of April 30, 1996 the Company had $39,206,000 of cash, cash equivalents and short-term investments. On February 15, 1996 the Company completed an initial public offering of 2,800,000 shares of common stock at a price of $12.00 per share. The net proceeds (after deducting underwriting discounts) to the Company from the initial public offering were approximately $31.2 million. In March 1996, the Company received an additional $4.7 million in net proceeds resulting from the exercise of the underwriters' overallotment option.

         During the six months ended April 30, 1996 and 1995, Landec used cash in operations of $1,068,000 and $1,672,000, respectively. This decrease in cash used in operations was due primarily to the increase in interest income from the initial public offering proceeds. The Company believes that existing cash, cash equivalents and short-term investments, including the proceeds from the initial public offering, will be sufficient to finance its operational and capital requirements through at least fiscal 1997. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; payments received under research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; complying with regulatory requirements; competing technological and market developments; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds together with the internally generated cash flow, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

Additional Factors That May Affect Future Results

         The Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including net losses of approximately $914,000 and $267,000 during the second quarter of fiscal year 1995 and 1996, respectively, and the Company's accumulated deficit as of April 30, 1996 totaled $28,655,000. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain.

         Early Commercialization; Dependence on New Products and Technologies; Uncertainty of Market Acceptance. While the Company recently commenced marketing certain of its products, it is in the early stage of product commercialization and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing industrial, food packaging, medical and agricultural companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the cost of producing the Company's products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and market successfully new products could have a material adverse effect on the Company's business, operating results and financial condition.

         The success of the Company in generating significant sales of its products will depend in part on the ability of the Company and its partners to achieve market acceptance of the Company's products and technology. The extent to which, and rate at which, market acceptance and penetration are achieved by the Company's current and future products is a function of many variables including, but not limited to, price, safety, efficacy, reliability, conversion costs and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. There can be no assurance that markets for the Company's products will develop or that the Company's products and technology will be accepted and adopted. The failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich Company ("BFGoodrich") and Hitachi Chemical Co., Ltd. ("Hitachi Chemical") in connection with its latent curing catalyst systems, Fresh Express Incorporated ("Fresh Express") in connection with its breathable membrane products, Nitta Corporation ("Nitta") and Hitachi Chemical in connection with its adhesive products and Smith & Nephew Medical Limited ("Smith & Nephew") in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. A significant portion of Landec's revenues to date have been derived from commercial research and development collaborations and license agreements. In the second quarter of fiscal year 1996, development funding from these collaborative arrangements comprised approximately 78% of the Company's total revenues. Development funding and license fees from product sales to BFGoodrich, Hitachi Chemical, Nitta and Smith & Nephew represented approximately 69% of the Company's revenues for the second quarter of fiscal year 1996. Moreover, research and development revenue and license fees from Nitta accounted for a significant portion of the Company's total revenues for the second quarter of fiscal year 1996. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances.

In March of 1996, the Company agreed to amend their research and development collaboration with BFGoodrich in the industrial latent curing area by removing the exclusivity restrictions. This amendment will allow Landec to explore direct distribution and other licensing and product development opportunities while continuing the collaboration with BFGoodrich on a non-exclusive basis. This change could result in a short-term reduction in research and development revenues.

There can be no assurance that the partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the
Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacture, marketing or sale of its current and future products in such markets. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements.

         Competition and Technological Change. The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large industrial, food packaging, medical and agricultural companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements may result in its corporate partners becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

         Limited Manufacturing Experience; Dependence on Third Parties. The Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this. The Company has experienced negative gross margins for its product sales to date. The Company intends to build or acquire large-scale polymer manufacturing and formulations facilities by 1998. Production in commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. The Company may also consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company is dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. The occurrence of any of these factors could have a material adverse effect on the Company's business, operating results and financial condition. The manufacture of the Company's products will be subject to periodic inspection by regulatory authorities. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Single Source Suppliers. Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. Upon manufacturing scale-up, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

         Patents and Proprietary Rights. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company recently received a letter alleging that the Company's breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

         Government Regulation. The Company's products and operations are subject to substantial regulation in the United States and foreign countries. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely effect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

         Limited Sales or Marketing Experience. The Company has only limited experience marketing and selling its products. While the Company intends to distribute certain of its products through its corporate partners and other distributors, the Company intends to sell certain other products through a direct sales force. Establishing sufficient marketing and sales capability may require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales efforts will be successful. The Company is currently in the process of changing its distribution approach with respect to the QuickCast product line in the United States to include several national distributors. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

         International Operations and Sales. In the second quarter of the fiscal year 1995 and 1996, approximately 66% of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues will continue to account for a significant portion of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

         Quarterly Fluctuations in Operating Results. The Company's results of operations have varied significantly from quarter to quarter. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. In addition, the Company cannot predict rates of licensing fees and royalties received from its partners or ordering rates by its distributors, some of which place infrequent stocking orders, while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will become or remain consistently profitable in the future.

         Product Liability Exposure and Availability of Insurance. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains product liability insurance in the amount of $1.0 million per claim with an annual aggregate limit of $2.0 million. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

         No Prior Public Market; Possible Volatility of Stock Price. Factors such as announcements of technological innovations, the attainment of (or failure  to  attain)  milestones  in  the  commercialization  of  the  Company's technology, new products, new patents or changes in existing patents, or development of new, collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of such companies. These broad fluctuations may adversely effect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  10.12+  Agreement   dated   February   26,  1996  between  the
                          Registrant and Nitta Corporation.

                  10.13 Letter dated March 29, 1996 regarding the Agreement dated as of July 29, 1995 between the Registrant and BFGoodrich Company.

                  11.1 Computation of loss per share (see Note 1 to Financial Information in Part I of this Form 10-Q).

         (b)      Reports on Form 8-K.

                  None.



+CONFIDENTIAL TREATMENT REQUESTED.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LANDEC CORPORATION


                             By:/s/                 JOY T. FRY
                                -----------------------------------------------
                                                    Joy T. Fry
                                    Vice President, Finance and Administration
                                            and Chief Financial Officer
                                  (Duly Authorized and Principal Financial and
                                   Accounting Officer)


Date:    June 7, 1996

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

Exhibit                                                                                   Sequentially Numbered
Number                                                Exhibit                                      Page

10.12+                      Agreement  dated  February 26, 1996 between the  Registrant             17
                            and Nitta Corporation.
10.13                       Letter dated March 29, 1996 regarding the Agreement dated               31
                            as of July 29, 1995 between the Registrant and BFGoodrich Company.
11.1                        Statement Regarding Computation of Net Loss Per Share                   32
27                          Financial Data Schedule                                                 33



+CONFIDENTIAL TREATMENT REQUESTED.