Form 10-Q
period 1996-07-31
LANDEC CORP \CA\
filed 1996-09-13
CIK 1005286

This document  consists of 32 pages, of which this is page Number 1.
            The index to Exhibits is on Page 16.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended July 31, 1996, or

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

                                Yes   X   No
                                   ------    -----

          As of August 31, 1996, 10,672,398 shares of the Registrant's common stock were outstanding.


                               LANDEC CORPORATION

                  FORM 10-Q For the Quarter Ended July 31, 1996

                                      INDEX

                                                                                                             Page

             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      Financial Statements

             a)     Consolidated condensed balance sheets as of July 31, 1996 and October  31, 1995            3

             b)     Consolidated statements of operations for the three and nine months ended July 31,
                    1996 and 1995                                                                              4

             c)     Consolidated statements of cash flows for the nine months ended July 31, 1996 and 1995     5

             d)     Notes to consolidated financial statements                                                 6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Part II.     Other Information                                                                                14

             Signature                                                                                        15

             Index to Exhibits                                                                                16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                             July 31,        October 31,
                                                                               1996             1995
                                                                           ----------        ----------
                                                  Assets
Current Assets:
     Cash and cash equivalents                                             $   13,565        $    3,585
     Short-term investments                                                    24,066             1,964
     Accounts receivable, net                                                      70                53
     Inventories                                                                  626               488
     Prepaid expenses and other current assets                                    111               115
                                                                           ----------        ----------
Total Current Assets                                                           38,438             6,205

Property and equipment, net                                                       923               993
Other assets                                                                      299               149
                                                                           ----------        ----------
                                                                           $   39,660        $    7,347
                                                                           ==========        ==========

                     Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current Liabilities:
     Convertible notes payable                                             $        -        $      700
     Accounts payable                                                             299               291
     Accrued compensation                                                         277               302
     Other accrued liabilities                                                    197               281
     Current portion of capital lease obligations                                 221               239
     Deferred revenue                                                             104               129
                                                                           ----------        ----------
Total Current Liabilities                                                       1,098             1,942

Non-current portion of capital lease obligations                                  390               558

Redeemable convertible preferred stock at accreted value                            -            31,276

Stockholder's Equity (Net Capital Deficiency):
     Preferred stock                                                                -                 -
     Common stock                                                              68,188               536
     Notes receivable from shareholders                                           (12)              (20)
     Deferred compensation                                                       (339)             (407)
     Accumulated deficit                                                      (29,665)          (26,538)
                                                                           ----------        ----------
Total Stockholders' Equity (Net Capital Deficiency)                            38,172           (26,429)
                                                                           ----------        ----------
                                                                           $   39,660        $    7,347
                                                                           ==========        ==========


                             See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                              Three Months Ended July 31,        Nine Months Ended July 31,
                                                  1996             1995             1996             1995
                                            -----------       -----------     -----------       -----------
Revenues:
     Product sales                          $       260       $        44     $       672       $       485
     License fees                                    --                --             600               650
     Research and development revenues              221               131             903               520
                                            -----------       -----------     -----------       -----------
Total revenues                                      481               175           2,175             1,655

Operating costs and expenses:
     Cost of product sales                          233               174             772               826
     Research and development                       973             1,027           2,871             2,803
     Selling, general and administrative            784               586           2,008             1,631
                                            -----------       -----------     -----------       -----------
Total operating costs and expenses                1,990             1,787           5,651             5,260
                                            -----------       -----------     -----------       -----------
Operating loss                                   (1,509)           (1,612)         (3,476)           (3,605)

Interest income                                     530                59           1,036               192
Interest expense                                    (23)              (45)            (77)             (108)
                                            -----------       -----------     -----------       -----------
Net loss                                    $    (1,002)      $    (1,598)    $    (2,517)      $    (3,521)
                                            ===========       ===========     ===========       ===========



Net loss per share                          $     (0.09)      $     (1.35)    $     (0.38)      $     (2.98)
                                            ===========       ===========     ===========       ===========
Shares used in computation of net loss           10,668             1,184           6,698             1,182
   per share                                ===========       ===========     ===========       ===========

Supplemental net loss per share             $     (0.09)      $     (0.22)    $     (0.27)      $     (0.50)
                                            ===========       ===========     ===========       ===========
Shares used in computation of
   supplemental net loss per share               10,668             7,205           9,362             7,108
                                            ===========       ===========     ===========       ===========

                             See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             Nine Months Ended July 31,
                                                                                 1996            1995
                                                                             ----------      ----------
Cash flows from operating activities:
Net loss                                                                     $   (2,517)     $ (3,521)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  296           287
     Loss on disposal of fixed assets                                                --            27
     Amortization of deferred compensation                                           84            --
     Changes in current assets and liabilities:
         Accounts receivable                                                        (17)          182
         Inventories                                                               (138)         (220)
         Prepaid expenses and other current assets                                    4             3
         Accounts payable                                                             8          (107)
         Accrued compensation                                                       (25)          (38)
         Other accrued liabilities                                                  (84)          171
         Deferred revenue                                                           (25)        2,250
                                                                             ----------      ----------
     Total adjustments                                                              103         2,555
                                                                             ----------      ----------
Net cash used in operating activities                                            (2,414)         (966)
                                                                             ----------      ----------

Cash flows from investing activities:
Purchases of property and equipment                                                (226)          (70)
Increase in other assets                                                           (150)          (12)
Purchases of available-for-sale securities                                      (25,155)       (4,479)
Maturities of available-for-sale securities                                       3,000         5,300
                                                                             ----------      ----------
Net cash (used for) provided by investing activities:                           (22,531)          739
                                                                             ----------      ----------

Cash flows from financing activities:
Proceeds from sale of common stock                                               35,104             3
Proceeds from repayment of notes receivable                                           8             3
Payments of capital lease obligations                                              (187)         (135)
Proceeds from capital lease financing of prior year capital expenditures             --           138
Proceeds from issuance of convertible notes payable                                  --           700
                                                                             ----------      ----------
Net cash provided by financing activities                                        34,925           709
                                                                             ----------      ----------
Net increase in cash and cash equivalents                                         9,980           482

Cash and cash equivalents at beginning of period                                  3,585         2,411
                                                                             ----------      ----------

Cash and cash equivalents at end of period                                   $   13,565       $ 2,893
                                                                             ==========       =========

                             See accompanying notes.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1996, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration Statement File. No. 33-80733) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on February 15, 1996.

         The results of operations for the three and nine month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1996.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:
                                              July 31,     October 31,
                                                1996          1995
                                                ----          ----
                                                  (in thousands)
     Raw materials . . . . . . . . . . . .     $ 135        $ 123
     Work in process  . . . . . . . . . . .      228          169
     Finished goods  . . . . . . . . . . .       263          196
                                                 ---          ---
                                               $ 626        $ 488
                                                 ===          ===

3.   Net Loss Per Share

         Except as noted below, historic net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, convertible notes payable and preferred stock) issued during the 12-month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods through October 31, 1995 (using the treasury stock method for stock options and expected initial public offering price of $11.00 per share).

         As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for the three month and nine month periods ended July 31, 1995, but is excluded from the calculation after that date. Supplemental per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the antidilutive effect of common equivalent shares from stock options and warrants issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the public offering, and also gives retroactive effect from the date of issuance to the conversion of preferred stock and promissory notes which automatically converted to common shares upon the closing of the Company's initial public offering.

4.   Reclassifications

         Certain prior year balances have been reclassified to conform with current year presentation.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended October 31, 1995 contained in the Company's Registration Statement on Form S-1 (Registration Statement No. 33-80733) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on February 15, 1996.

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

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer(R) technology and related products. The Company launched its first product line, QuickCast(TM) splints and casts, in April 1994. The Company launched its second product line, breathable membranes for the fresh-cut produce packaging market, in September 1995. To date, the Company has recognized $1,609,000 in total QuickCast product and breathable membrane sales. The balance of revenues to date have resulted from license fees, collaborative arrangements and Small Business Innovative Research ("SBIR") government grants. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through July 31, 1996, the Company's accumulated deficit was $29,665,000.

Results of Operations

         Total revenues were $481,000 for the third quarter of fiscal year 1996 compared to $175,000 for the third quarter of fiscal year 1995. Revenues from product sales increased to $260,000 in the third quarter of fiscal year 1996 from $44,000 in the third quarter of fiscal year 1995 due to higher sales of QuickCast splints and casts and the commencement of sales of breathable membrane products in late 1995. Revenues from research and development funding increased to $221,000 for the third quarter of fiscal year 1996 from $131,000 for the third quarter of fiscal year 1995. The increase in research and development revenue was due primarily to an increase in research and development contracts. For the first nine months of fiscal year 1996 total revenues were $2,175,000 compared to $1,655,000 during the same period in 1995. Revenue from product sales for the first nine months in fiscal year 1996 increased to $672,000 from $485,000 during the same period in 1995 due primarily to the sales of the breathable membrane products. Revenue from license fees for the first nine months in fiscal year 1996 decreased to $600,000 from $650,000 during the same period in 1995. Revenue from research and development funding for the first nine months in fiscal year 1996 increased to $903,000 from $520,000 during the same period in 1995 due to an increase in research and development contracts in fiscal year 1996. While the Company is making good progress on its development programs, management anticipates total revenues for fiscal 1996 will be below those of fiscal 1995 primarily due to the timing of anticipated contract revenue that will likely materialize beyond the Company's fourth quarter. Also impacting short term revenue is the decision by Fresh Express Incorporated ("Fresh Express") to suspend orders of Landec's breathable membranes for its fresh-cut broccoli and cauliflower packaging primarily due to cost issues. The Company is working with Fresh Express to address these cost issues. In the meantime, the Company is continuing other development projects with Fresh Express and other potential customers, as well as making progress with Printpack, Inc. ("Printpack"), with whom the Company announced a joint development agreement earlier this year.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $233,000 for the third quarter of fiscal year 1996 compared to $174,000 for the third quarter of fiscal year 1995, an increase of 34%. Cost of product sales as a percentage of product sales decreased to 90% in the third quarter of fiscal year 1996 from 395% in the third quarter of fiscal year 1995. Cost of product sales for the first nine months of fiscal year 1996 was $772,000 compared to $826,000 during the same period in 1995, a decrease of 7%. Cost of product sales as a percentage of product sales decreased to 115% for the first nine months of fiscal year 1996 from 170% during the same period in 1995. These decreases in the cost of product sales were primarily the result of the increased volume of the breathable membrane product sales and the increased labor efficiencies in both the QuickCast and breathable membrane product lines. The Company experienced negative gross margins for its product sales due to the early stage of commercialization of the Company's products and related product start-up costs. The Company anticipates that if revenues from product sales increases, gross margins will improve as the fixed portion of cost of product sales will be allocated over higher sales. Improvements in gross margins due to increased products sales, if any, may be offset in the future if the Company increases the fixed portion of cost of product sales. Due to the early stage of commercialization, however, the Company is unable to predict with any certainty future gross margins.

         Research and development expenses were $973,000 for the third quarter of fiscal year 1996 compared to $1,027,000 for the third quarter of fiscal year 1995, a decrease of 5%. Research and development expenses decreased primarily in the QuickCast product line. For the first nine months of fiscal year 1996 research and development expenses were $2,871,000 compared to $2,803,000 during the same period in 1995, an increase of 2%. Research and development expenses increased for the first nine months of fiscal 1996 primarily as a result of increased development costs in the Company's Intelimer Polymer Additive products. In future periods, however, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $784,000 for the third quarter of fiscal year 1996 compared to $586,000 for the third quarter of fiscal year 1995, an increase of 34%. For the first nine months of fiscal year 1996 selling, general and administrative expenses were $2,008,000 compared to $1,631,000 during the same period in 1995, an increase of 23%. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses and the additional administrative costs associated with supporting a public company. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, staff and administrative expenses. Sales and marketing expenses increased to $311,000 for the third quarter of fiscal year 1996 from $224,000 for the third quarter of fiscal year 1995, an increase of 39%. For the first nine months of fiscal year 1996 sales and marketing expenses increased to $894,000 compared to $660,000 during the same period in 1995, an increase of 35%. The increase in sales and marketing expenses was attributable to the costs to support the market introduction of the breathable membrane products launched in late fiscal year 1995 and the cost of launching two new national U.S. distributors for the QuickCast products during the second and third quarter's of fiscal year 1996. The Company expects that selling, general and administrative spending will increase in future periods, although it may vary as a percentage of total revenues.

         Net interest income for the third quarter and for the first nine months of fiscal year 1996 was $507,000 and $959,000, respectively, as compared to $14,000 and $84,000 for the comparable periods in 1995. Net interest income increased due to interest income from the initial public offering proceeds.

Liquidity and Capital Resources

         As of July 31, 1996 the Company had $37,631,000 of cash, cash equivalents and short-term investments. On February 15, 1996 the Company completed an initial public offering of 2,800,000 shares of common stock at a price of $12.00 per share. The net proceeds (after deducting underwriting discounts) to the Company from the initial public offering were approximately $31.2 million. In March 1996, the Company received an additional $4.7 million in net proceeds resulting from the exercise of the underwriters' overallotment option.

         During the nine months ended July 31, 1996 and 1995, Landec used cash in operations of $2,414,000 and $966,000, respectively. This increase in cash used in operations in fiscal 1996 as compared to fiscal 1995 was primarily due to the receipt of $2,125,000 in license fees and research and development funding in the third quarter of 1995. Revenue was not recognized for these license fees and research and development funding until the fourth quarter of fiscal year 1995. Partially offsetting the increase in cash used in operations was the increase in interest income received from the investment of the initial public offering proceeds in 1996. The Company believes that existing cash, cash equivalents and short-term investments, including the proceeds from the initial public offering, will be sufficient to finance its operational and capital requirements through at least fiscal 1997. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; payments received under research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; complying with regulatory requirements; competing technological and market developments; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds together with the internally generated cash flow, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

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

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including net losses of approximately $1,598,000 and $1,002,000 during the third quarter of fiscal year 1995 and 1996, respectively, and the Company's accumulated deficit as of July 31, 1996 totaled $29,665,000. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain.

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

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with Hitachi Chemical Co., Ltd. ("Hitachi Chemical') and The BFGoodrich Company ("BFGoodrich") in connection with its Intelimer Polymer Additive systems, Fresh Express and Printpack in connection with its breathable membrane products, Nitta Corporation ("Nitta") and Hitachi Chemical in connection with its industrial adhesive products and Smith & Nephew Medical Limited ("Smith & Nephew"), Physicians Sales and Services, Inc. ("Physicians Sales and Services") and North Coast Medical, Inc. ("North Coast Medical") in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. A significant portion of Landec's revenues to date have been derived from commercial research and development collaborations and license agreements. In the third quarter of fiscal year 1996, development funding from these collaborative arrangements comprised approximately 46% of the Company's total revenues. Development funding and license fees from product sales to Hitachi Chemical, BFGoodrich, Nitta and Smith & Nephew represented approximately 45% of the Company's revenues for the third quarter of fiscal year 1996. Moreover, research and development revenue from Hitachi Chemical and Nitta each accounted for more than 10% of the Company's total revenues for the third quarter of fiscal year 1996. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances.

In March of 1996, the Company agreed to amend its research and development collaboration with BFGoodrich in the Intelimer Polymer Additives area by removing certain exclusivity restrictions. This amendment will allow Landec to explore direct distribution and other licensing and product development opportunities while continuing the collaboration with BFGoodrich on a non-exclusive basis. This change could result in a short-term reduction in research and development revenues.

In August 1996, Fresh Express informed the Company that it had decided to suspend orders of Landec's breathable membranes for Fresh Express' fresh-cut broccoli and cauliflower packaging primarily due to cost issues. The Company is working with Fresh Express and other potential customers to address these cost issues, however there can be no assurance that Fresh Express will recommence orders of Landec's breathable membranes or that other potential customers will order such products.

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

         Patents and Proprietary Rights. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company may in the future receive from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company received within the past year a letter alleging that the Company's breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the

Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Limited Sales or Marketing Experience. The Company has only limited experience marketing and selling its products. While the Company intends to distribute certain of its products through its corporate partners and other distributors, the Company intends to sell certain other products through a direct sales force. Establishing sufficient marketing and sales capability may require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales efforts will be successful. The Company is currently in the process of changing its distribution approach with respect to the QuickCast product line in the United States to include several national distributors. The Company has entered into distribution agreements with Physicians Sales and Services, and North Coast Medical, and expects to enter into additional distribution agreements. Each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance the Company's distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations and Sales. In the third quarter of the fiscal year 1995 and 1996, approximately 16% and 52%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues will continue to account for a significant portion of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         Product Liability Exposure and Availability of Insurance. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains product liability insurance in the minimum amount of $2.0 million per occurrence with a minimum annual aggregate limit of $2.0 million. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  11.1 Computation of loss per share (see Note 3 to Financial Information in Part I of this Form 10-Q).

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANDEC CORPORATION


                               By:/s/   JOY T. FRY
                                  ---------------------------
                                        Joy T. Fry
                                      Vice President, Finance and Administration
                                              and Chief Financial Officer
                                      (Duly Authorized and Principal Financial
                                       and Accounting Officer)

Date:    September 13, 1996

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

Exhibit                                                          Sequentially
Number                        Exhibit                            Numbered Page
- -------                       ------                             -------------

11.1     Statement Regarding Computation of Net Loss Per Share         17
27       Financial Data Schedule