Form 10-K
period 1996-10-31
LANDEC CORP \CA\
filed 1997-01-29
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended October 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _____ to_________.

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
                                 (415) 306-1650

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 505 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $58,635,000 as of January 8, 1997, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares outstanding of the registrant's common stock, as of January 8, 1997, 10,765,267 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in
Part III hereof.

                               LANDEC CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

  Item No.                                                                  Page
                                                                            ----
   Part I

     1.        Business ...................................................    3

     2.        Properties .................................................   22

     3.        Legal Proceedings ........................ .................   22

     4.        Submission of Matters to a Vote of Security Holders ........   22

   Part II

     5.        Market for Registrant's Common Equity and
               Related Stockholder Matters ................................   23

     6.        Selected Consolidated Financial Data .......................   24

     7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation .........................   25

     8.        Financial Statements and Supplementary Data ................   32

     9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................   32

  Part III

     10.       Directors and Executive Officers of the Registrant..........   33

     11.       Executive Compensation .....................................   33

     12.       Security Ownership of Certain Beneficial Owner
               and Management .............................................   33

     13.       Certain Relationships and Related Transactions .............   33

   Part IV

     14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K ........................................   34

                                     PART I
Item 1.       Business

         Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below.

General

         Landec Corporation ("Landec" or the "Company") designs, develops, manufactures and sells temperature-activated polymer products for a variety of industrial, medical and agricultural applications. The Company's products are based on its proprietary Intelimer(R) polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets. The Company believes its enabling Intelimer technology provides for differentiated, high-value products that address a wide variety of applications in large, commercial markets.

         The Company has launched and is marketing its first two product lines. The first product line, QuickCast(TM) splints and casts, was launched in the United States in mid-1994 and in Europe and selected Asian countries through its partner Smith & Nephew Medical Limited ("Smith & Nephew") in the fall of 1994. The Company introduced its second product line, Intellipac(TM) breathable membranes for use in fresh-cut produce packaging, in the fall of 1995.

         The Company is developing and intends to launch additional products during 1997 and 1998. Products under development include: Intelimer polymer systems for use with industrial coatings, adhesives, sealants and composites; temperature-activated, pressure-sensitive adhesives; PORT(TM) ophthalmic devices for the treatment of dry eye; and Intellicoat(TM) agricultural seed coatings. The Company is developing products in collaboration with or for sale to Physician Sales & Services, Inc. ("Physician Sales & Services"), North Coast Medical, Inc. ("North Coast Medical"), Sammons Preston, Inc. ("Sammons Preston"), Fresh Express Farms ("Fresh Express"), Printpack, Inc. ("Printpack"), Hitachi Chemical Co., Ltd. ("Hitachi"), The BFGoodrich Company ("BFGoodrich"), and Nitta Corporation ("Nitta").

         The Company was incorporated in California on October 31, 1986. The Company's principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and its telephone number is (415) 306-1650.

Technology Overview

         Polymers are important and versatile materials found in many of the products of modern life. Man-made polymers include nylon fibers used in carpeting and clothing, coatings such as paints and finishes, plastics such as polyethylene, and elastomers used in automobile tires and latex gloves. Natural polymers include cellulose and natural rubber. Historically, synthetic polymers have been designed and developed primarily for improved mechanical and physical properties, such as strength and the ability to withstand high temperatures. Improvements in these and other properties and the ease of manufacturing of synthetic polymers over the last 40 years have allowed these materials to replace wood, metal and natural fibers in many applications. More recently, scientists have focused their efforts on identifying and developing sophisticated polymers with novel properties for a variety of commercial applications.

         Landec's  Intelimer  polymers  are a  proprietary  class  of  synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1(Degree)C to 2(Degree)C. These changes can be designed to occur at relatively low temperatures (0(Degree)C to 100(Degree)C) that fall within temperature ranges compatible with most biological applications. Figure 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.




                                [GRAPHIC OMITTED]




         Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the use of chemically precise hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0(Degree)C to 100(Degree)C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in Figure 2 below.





                                [GRAPHIC OMITTED]

         Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950's. These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective, and, to the Company's knowledge, no significant commercial applications were pursued. In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as drugs and pesticides. After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility of these polymers. After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in mid-1994.

         Landec's Intelimer materials are generally synthesized from long chain acrylic monomers that are derived primarily from natural materials such as soybean and corn oils, and are highly purifiable and designed to be manufactured economically through known polymerization processes. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and plugs.

Business Strategy

         Landec's objective is to become the leader in temperature-activated specialty polymer products by capitalizing on its enabling Intelimer technology. The principal elements of Landec's strategy to achieve this objective are (i) to select commercially attractive product opportunities, (ii) to leverage established distribution channels through distribution agreements or corporate partnerships with market leaders and (iii) to fully exploit the Intelimer technology by retaining an economic interest in joint ventures, spinouts and other vehicles created by the Company to develop non-core applications of the Company's technology.

         Product Selection

         The Company believes that its Intelimer technology has the potential to reach a broad range of markets beyond the current scope of the Company's resources. As a result, the Company seeks to commercialize selected Intelimer-based products that exhibit the following characteristics:

         Large, Established, Growing Markets. The Company focuses on supplying products to established, growing markets with a minimum of $500 million to $2 billion in annual, world-wide sales and the potential to further expand due to Landec's products.

         Attractive Margins/Low Capital Intensity. Landec develops products that it believes can generate attractive margins when competitively priced. In addition, the Company generally focuses on products which can be developed, manufactured and marketed without large capital investments.

         Significant Unmet Market Needs. Landec seeks to use its temperature switch technology to develop differentiated products that address significant market needs not fulfilled by existing products on the market. The Company intends to develop new products with substantial functional benefits relative to existing products that are designed to gain market acceptance more readily and to be sold at attractive price levels.

         Strong Proprietary Position. Landec seeks to develop products that fall within, and can expand, the Company's proprietary position. Currently, Landec has eight issued patents and numerous additional patent applications covering methods, compositions and applications of Landec's Intelimer technology. In addition, the Company has developed considerable technological know-how, trade secrets and registered trademarks in order to establish a broad proprietary position in the market.

         Minimal Regulatory Risk. Landec generally selects products that are not likely to undergo lengthy regulatory review processes that could both increase costs and substantially delay commercialization. For example, the Company is targeting medical products that can obtain FDA clearance through filing a 510(k) notification, rather than products that must be submitted under the substantially longer PMA process.

         Established Distribution Channels

         With respect to product commercialization, Landec's strategy is to establish distribution arrangements or corporate partnerships with market leaders. The Company currently is collaborating with and intends to sell products to Hitachi and Nitta in the industrial polymers area. The Company also has distribution agreements in the splint and casting area in the U.S. with Physician Sales & Services, a large national distributor of doctor-office products and North Coast Medical and Sammons Preston, companies focused on the physical and occupational therapy markets. In certain highly focused markets, such as the fresh-cut produce market, Landec markets products through its own sales force. The Company believes that this approach will allow it to focus its resources on further development of products based on its Intelimer materials while leveraging the established sales and marketing organizations of its partners.

         Joint Ventures and Spinouts

         Another aspect of Landec's strategy is to fully exploit the commercial applications of the Company's Intelimer technology by retaining an economic interest in joint ventures, spinouts and other vehicles created by the Company to develop non-core applications of the Company's technology. For instance, the Company believes that its seed coating business represents a large commercial opportunity that will require substantial management time to develop. Therefore, Landec established a subsidiary, Intellicoat Corporation ("Intellicoat"), in 1995 and hired a president and chief executive officer, Thomas Crowley, in November 1996 to develop the seed coating business. The Company believes that commercialization of certain products outside of Landec will enable the Company to better leverage its resources and more successfully exploit the potential of its internal programs while retaining an economic interest in Intelimer-based products.

Products

         The Company is developing products based on its Intelimer technology in three product areas: industrial membranes and polymers, medical devices and agricultural seed coatings. The Company currently has two product lines on the market and expects to introduce additional product lines during 1997. The following table sets forth the Company's current product areas, their principal applications, the attribute of the Intelimer materials utilized by the product, the commercial status of the products and corporate partners.

--------------------------------------------------------------------------------------------------------------

                                                   Intelimer
                         Principal                 Materials                            Corporate
Product Area             Applications              Attribute      Status                Partners
------------             ------------              ---------      ------                ---------

Industrial Membranes
and Polymers
    Intellipac Breathable  Fresh-cut Produce         Permeability   On Market             Fresh Express
       Membranes             Packaging                                                    Printpack

    Intelimer Polymer      Epoxy and Other           Permeability   Field Trials          BFGoodrich
       Systems               Thermosets                                                   Hitachi

    Adhesives              Industrial Uses           Adhesion       In Development        Hitachi
                                                                                          Nitta

                           Medical Uses              Adhesion       In Development        Nitta

Medical Devices
    QuickCast              Splints and Casts         Viscosity      On Market             Smith & Nephew
       Orthopedics                                                                        Physician Sales
                                                                                            & Services
                                                                                          North Coast Medical
                                                                                          Sammons Preston

    PORT Ophthalmic        Dry Eye                   Viscosity      Clinical Trials               --
       Devices             Contact Lens Wear         Viscosity      In Development                --

Agricultural Seed
Coatings
    Intellicoat Coatings   Corn, Soybean,            Permeability   Field Trials                  --
                             Canola, Cotton
                             and Sugarbeet

--------------------------------------------------------------------------------------------------------------


  Industrial Membranes and Polymers

         The Company's main focus is on industrial applications for its Intelimer materials. To date, these products consist of Intellipac breathable membranes, Intelimer polymer systems and adhesives.

         Intellipac Breathable Membranes

         Landec began marketing its Intelimer-based breathable membranes for use in fresh-cut produce packaging in September 1995. Certain types of fresh-cut produce can spoil or discolor rapidly when packaged in conventional materials and therefore are not widely available for commercial sale. The Company believes its Intellipac breathable membranes facilitate the packaging of these types of produce.

         Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels. According to the International Fresh Cut Produce Association ("IFPA"), sales of fresh-cut salads were estimated to be $82 million in 1989 and increased to $600 million in 1994. The Company believes that this growth has been driven by consumer demand and willingness to pay for convenience. In addition, many institutional food suppliers purchase fresh-cut produce due to its greater convenience and uniform quality relative to produce prepared at the point of sale.

         Although fresh-cut produce companies have had success in the salad market, the industry has been slow to expand to other fresh-cut vegetables or fruits due to limitations in the conventional materials used to package the cut produce. After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and/or the growth of harmful bacteria. Conventional packaging films used today, such as polyethylene and polypropylene, can be made somewhat permeable to oxygen and carbon dioxide, but often do not allow for the optimal atmospheric needs of the produce. In addition to having poor permeability characteristics, these current packages often have less than desirable strength, clarity, aesthetics and durability. These shortcomings have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many other vegetables and fruits, respires relatively slowly and can tolerate less than optimal packaging.

         The respiration rate of fresh-cut produce varies from vegetable to vegetable and from fruit to fruit. The challenge facing the industry is to develop packaging for a wide variety of fruits and vegetables that can automatically adjust the transmission rates of oxygen and carbon dioxide. Today's conventional packaging films are not able to adjust to meet the varying needs of different vegetables and fruits. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, melons and stone fruit (peaches, apricots, nectarines) require a better packaging solution.

         The respiration rate of fresh-cut produce also varies with fluctuations in temperature. As temperature increases, fresh-cut produce generally respires at a higher rate, which speeds up the decaying process, reduces the shelf life of the produce and increases the potential for the growth of harmful bacteria. As fresh-cut produce is transported from the processing plant through multiple distribution steps to the food service or retail store location, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, managing the "cold-chain," or the refrigerated environment, throughout the distribution process presents a significant challenge and cost factor. The Company believes that conventional food packaging films are unable to adjust to changes in temperature that exist in the fresh-cut produce distribution process.

         Using its Intelimer technology, Landec has developed and is developing Intellipac breathable membranes that it believes address many of the shortcomings of conventional materials. A membrane is applied over a small cut-out section of a standard bag. This highly permeable window acts as a breathable "valve" supplying most, if not all, of the gas transmission properties of the entire package. These membranes can be designed with the following characteristics:

         o Super Permeability. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at several thousand times the rate of conventional packaging films. These higher permeability levels facilitate the packaging of many types of fresh-cut produce.

         o Ability to Selectively Transmit Oxygen and Carbon Dioxide. Landec's Intellipac breathable membranes are designed to selectively permit the transmission of oxygen and carbon dioxide at two separate rates that can create a more optimal environment for the produce.

         o Temperature Responsiveness. Landec is developing breathable membranes that can be designed to increase or decrease in permeability in response to environmental temperature changes. The Company is developing Intellipac breathable membranes with permeability characteristics tailored to mimic the changes in respiration rate that are brought on by changes in temperature for specific vegetables and fruits.

         Landec launched its first Intellipac breathable membrane, a label for fresh-cut broccoli packages, in September 1995. This membrane incorporates super permeability and selective oxygen and carbon-dioxide transmission capabilities, but not temperature responsiveness. The Company launched a second Intellipac breathable membrane for fresh-cut cauliflower in June 1996. The Company intends to
                                      -8-
introduce additional membranes tailored for different types of vegetables during 1997. Further membranes may incorporate temperature responsiveness.

         The Company believes it can facilitate the packaging of high respiring produce such as broccoli, cauliflower and fruit with its Intellipac breathable membranes, thus addressing currently unmet market needs. These breathable membranes also enable producers to select packaging films that are more cost effective, easier to process (e.g. stronger, clearer, printable) and more aesthetically pleasing to consumers. With the proprietary Intelimer polymer temperature switch, Landec's Intellipac breathable membranes could also provide protection against breaks in the cold chain, thereby extending shelf life and product quality and protecting against the growth of harmful bacteria.

         Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce as well as by expansion of the number of produce products that may be effectively packaged. The Company believes that in the future its Intellipac breathable membranes may be useful for packaging a wide range of fresh-cut produce products. According to the IFPA, sales of fresh-cut produce, which in 1994 represented 9% of the total produce market, are projected to increase to 25% of the total produce market by 1999. Potential opportunities for using Landec's technology outside of the fresh-cut produce market exist in cut flowers and in other food products.

         In January 1995, Landec entered into a non-exclusive supply agreement with Fresh Express, the market leader in fresh-cut salad. Under this agreement, Fresh Express is initially purchasing Landec's Intellipac breathable membranes for fresh-cut produce sold to the institutional food service market. In June 1996, Landec entered into a co-development and marketing agreement with Printpack, which specializes in flexible packaging for the food industry. Under this agreement, Landec and Printpack will focus on developing integrated membrane/film products for low cost, high-throughput, fresh-cut produce market applications such as retail packaging using Landec's proprietary membrane technology and Printpack's large-scale printing and film covering expertise.

         Landec manufactures its Intellipac breathable membranes in-house and with selected outside contract manufacturers and markets Intellipac breathable membranes to the limited number of large fresh-cut produce suppliers through its own sales force.

         Intelimer Polymer Systems

         The Company is developing and currently conducting field trials of a catalyst system incorporating its Intelimer polymer technology for industrial thermoset applications. Thermosets are plastics that, through a curing process, undergo a chemical reaction to form a structure that cannot be reshaped through heating. For example, epoxy glue is a thermoset. The majority of thermosets are configured in "two-package" systems in which one or more resins are packaged separately from a curing agent catalyst. When the catalyst is mixed with the resin, the thermoset materials cure, or "set." The period of time after the two components are mixed until the mixture has doubled in viscosity is referred to as its "pot life."

         Epoxies, polyurethanes and unsaturated polyesters represent three significant classes of thermosets. According to the January 1995 edition of Modern Plastics, a trade publication, the U.S. market in 1994 for epoxy, polyurethane and unsaturated polyester thermoset products was 0.6 billion pounds, 3.8 billion pounds and 1.5 billion pounds, respectively, and the Company believes that the world-wide market size is approximately double the U.S. market size. Because of their hardness and corrosion resistant properties, epoxy thermosets are widely used in surface coatings for industrial primers and maintenance finishes, in fiber-reinforced composites for printed circuit boards and in high performance adhesives in value-added automotive and aerospace applications. Polyurethane thermosets consist of a variety of flexible and rigid foam materials essential for inplace insulation (e.g., for refrigeration applications), molded automobile bumpers, mattresses and furniture cushions and automotive seating. Polyurethane coatings are also used for abrasion resistance in floor finishing and durability in transportation and aerospace applications. Unsaturated polyesters, a third thermoset category, are fast-curing with excellent hardness characteristics and are primarily used as fiberglass-reinforced composites.  Principal  applications  for  unsaturated  polyesters  are  housing construction (shower modules, bathtub and sink constructions), marine construction (boats) and transportation products (truck bodies and panels and automotive trim).

         Two-package thermoset systems suffer from a number of drawbacks. These systems require extensive mixing equipment to ensure proper mixing ratios to provide expected product performance at the time of use. The thermoset resins and catalysts must be kept in separate packages until the time of use to prevent them from pre-reacting with each other. A finite pot life results in significant waste when the thermoset reacts or cures prior to application. Two-package thermoset systems frequently result in limited control of reaction time (the time between the initiation and completion of the curing process) causing incomplete mold fills and waste. While a limited number of currently available single package thermoset systems offer the potential for addressing many of these drawbacks, these systems typically must be refrigerated to prevent curing, must be used very quickly once activated and/or must be cured at very high temperatures. These limitations have hindered market acceptance of these systems.

         The Company is developing catalyst systems based on its Intelimer technology for use in one-package thermoset systems. These systems can incorporate catalysts, accelerators and curing agents in a way that prevents interaction by these agents with the resin while the polymer is in its impermeable state. This characteristic allows all components of the Intelimer thermoset to be pre-mixed and have a longer shelf life. For example, some Landec thermoset systems are storage-stable for up to one year. Landec's one-package system can be designed with a pre-set temperature switch to correspond with elevated temperatures applied during standard manufacturing processes. When the thermoset is exposed to the pre-set switch temperature, the Intelimer polymer abruptly changes to its permeable state, exposing the catalyst to the resin and initiating the curing process. In addition, the Intelimer polymer can be designed to change state over a predetermined temperature range in order to achieve a desired reaction time.

         The Company believes that its thermoset catalyst systems will eliminate the need for costly on-site mixing equipment and, because thermosets can be pre-mixed by the manufacturer, will minimize sub-optimal product performance due to incorrect component mixing ratios. Furthermore, since the thermosets will not cure until exposed to elevated temperatures, pot life should be extended, resulting in significantly reduced waste and labor expense. The Company believes that the ability to control reaction time also provides advantages over existing thermoset systems.

         Landec is targeting epoxies for its first thermoset catalyst system because epoxies are typically used in high-value industrial applications, such as in the electronic, aerospace and automotive industries. In addition, epoxies are generally used in applications involving elevated temperature curing; consequently, curing an epoxy thermoset using the Company's product would not add steps to the end-user's production process. The Company believes that this product will also have broad applicability for use with polyurethane and unsaturated polyester thermosets.

         The Company's thermoset catalyst systems address the different drawbacks of existing epoxy, polyurethane and unsaturated polyester thermoset systems. Shelf life is the most significant limitation for epoxy systems. Polyurethane systems are often used in applications for which reaction time is critical. Currently available unsaturated polyester systems exhibit significant drawbacks in both shelf life and pot life. The Company believes its one-package catalyst systems address the main limitations in each of these types of thermoset systems.

                                           Thermoset Market Opportunity

-------------------------------------------------------------------------------------------------------------------------

Area                  1994 U.S. Market (Lbs.)*     Typical Application                Landec Benefits
----                  ------------------------     -------------------                ---------------
Epoxies               602 million                  Adhesives and coatings for         o Improved shelf life
                                                   electronics, auto and aerospace    o Pre-mixed formulas
                                                                                      o Lower cost of labor and waste

Polyurethanes         3,755 million                Foams for auto, aerospace and      o Controlled reaction times
                                                   furniture.  Coatings, adhesives    o Better mold filling
                                                   and elastomers                     o Lower cost of labor and waste

Unsaturated           1,496 million                Composites and molded products     o Improved pot life
   Polyesters                                      for auto, boat and construction    o Lower cost of labor and waste


*Source: Modern Plastics, January 1995

-------------------------------------------------------------------------------------------------------------------------



         Landec has entered into licensing and distribution agreements for one-package thermoset catalyst systems exclusively with Hitachi and non-exclusively with BFGoodrich. Both of these companies are large specialty chemical companies with strengths in the electronics, automotive and aerospace markets for thermoset systems. BFGoodrich has in the past and Hitachi is currently sponsoring research and development activities with respect to Intelimer technology. The Company's agreement with Hitachi contemplates that Hitachi, upon successful completion of field testing, will purchase materials from Landec for resale or for incorporation into fully formulated products. Landec has retained manufacturing rights in both of these collaborations and has granted exclusive marketing rights in Asia to Hitachi and non-exclusive rights in the United States and other territories outside of Asia to BFGoodrich. See "Corporate Collaborations."

         Adhesives

         Landec is utilizing its Intelimer technology to develop temperature-activated, pressure-sensitive adhesive ("PSA") materials for industrial applications. PSA materials are used for applications such as adhering the component parts of silicon devices, applying automotive side moldings and trim, assembling appliances and adhering labels to various surfaces. According to Adhesives Age, the U.S. market for PSA industrial tape products was $2.7 billion in 1994. Typically, the removal of PSA materials damages or tears the adhered surface and leaves a resin residue. To avoid tearing or resin residue, traditional removal methods involve the use of toxic solvents and/or labor-intensive washing steps.

         The Company is developing PSA materials based on its Intelimer technology that have demonstrated the capability to have adhesion levels reduced by over 70% with cooling or heating. This capability can be used in a wide variety of applications to adhere metals, woods, composites and plastics to surfaces and then easily remove these materials with changes in temperature. For example, two surfaces that are adhered together using Landec's PSA materials during a silicon wafer mounting process for the production of electronic components can be easily separated without toxic solvents or multiple washing steps by running the bonded parts through a heating or cooling process.

         Landec's PSA materials are currently in development. The Company entered into a non-exclusive license agreement with Hitachi in October 1994 and a co-exclusive license agreement with Nitta, a specialty materials company, in March 1995, both with a focus on industrial applications. These agreements provide Hitachi and Nitta with the right to manufacture and distribute Landec's adhesive products for industrial applications in Asia in exchange for license fees and royalties on future product sales. Landec has retained manufacturing and distribution rights elsewhere in the world. First commercial sales are expected to build on the strength of Landec's partners in the electronics and automotive industries. The Company believes that additional growth opportunities for Landec's adhesives technology exist in medical applications. In February of 1996, the Company extended its agreement with Nitta to include exclusive rights for adhesive medical applications in Asia in return for license fees, research and development payments and royalties.

Medical Devices

         In addition to industrial applications, the Company is currently developing or commercializing medical devices based on its Intelimer technology. These products consist of QuickCast splints and casts and PORT ophthalmic devices.

         QuickCast Splints and Casts

         Landec has developed and is currently marketing splints and casts incorporating its Intelimer polymer technology. According to Frost & Sullivan, a market research organization, the U.S. market for orthopedic soft goods and cast room products was estimated to be approximately $818 million in 1994. The growth in the market for orthopedic soft goods and cast room products is being driven by a number of factors, including an increase in participation in sports and recreational activities and the aging of the U.S. population. In addition, the trend towards managed care has increased the need for cost-effective treatment. Managed care has also resulted in occupational and physical therapists, and primary care physicians and other non-specialists performing an increasing range of procedures, including the treatment of selected orthopedic injuries. The Company believes the simplicity of the application of its QuickCast splints and casts is especially attractive to non-specialists.

         Traditional casting and splinting methods suffer from several drawbacks. Casts made from plaster of Paris or synthetic cast tape generally require specialized training. In addition, these casts require a "cast room," as the preparation and application of plaster of Paris or synthetic cast tape is messy. Traditional casts must also be cut off and replaced as the muscles in the casted limb atrophy or as a particular therapy procedure requires a new cast position. Splints using conventional thermoplastic sheets must be cut to conform to varying limb sizes. The nature of the materials used in traditional casts and splints make them difficult to properly conform to the patient's anatomy, resulting in the possibility of an incorrect cast or splint fit. In addition, the application of casts and splints are usually performed by two different groups of specialists. Casts are generally applied by orthopedic surgeons while splints are typically applied by occupational and physical therapists.

         The Company's QuickCast splints and casts shrink to fit injured limbs upon the application of heat from a hair dryer. These splints and casts are made from an elastic fiberglass mesh coated with Landec's temperature-activated materials. This material is made into pre-formed tubular devices that are placed on injured hands, wrists, arms and legs. The heat from the hair dryer softens the polymer and allows the device to relax and conform to the patient's anatomy in approximately two minutes. QuickCast splints and casts are pliable when warm, allowing the clinician to mold and form the splint or cast and to reshrink or reposition the splints or casts as needed. Upon removal of the heat, the products cool and harden. The Company believes that QuickCast splints and casts provide the following advantages over traditional methods:

         o Help ensure a proper therapeutic cast or splint fit

         o Allow for easy removal of the splint or cast using scissors, as compared to the necessity of sawing off a plaster of Paris or synthetic cast

         o Allow for reheating, remolding or reshrinking to change the shape or position of the device as required by therapy or to accommodate a reduction in limb size due to muscle atrophy, reducing the wasteful discarding of casts and splints that can increase overall treatment costs

         o Enable primary care physicians and other non-specialists to perform both splinting and casting

         o Permit easy conversion of QuickCast casts to splints

         o Allow the cast to be applied in any exam room, physician office or rehabilitation facility or at the patient's bedside, thus eliminating the need for a special "cast room"

         The QuickCast products received 510(k) clearance by the FDA in February 1994, and the Company commenced sales of QuickCast products to regional U.S. orthopedic distributors in April 1994. In early 1996, Landec entered into distribution relationships with Physician Sales & Services in the area of orthopedic and primary care physicians sales. Physician Sales & Services has over 700 sales representatives in 50 states. In addition, in 1996, Landec entered into non-exclusive distribution relationships with North Coast Medical and Sammons Preston, distributors of medical products to occupational and physical therapists. The addition of the distribution partners broadens the market access for the Company's QuickCast products. Outside of the United States, Smith & Nephew has been the exclusive distributor of Landec's heat-shrinkable casting and splinting products in approximately 25 countries. The Company anticipates that it will terminate its relationship with Smith & Nephew in early 1997 and, as a result, the Company is currently in the process of initiating distribution relationships with other independent distributors in selected countries. In addition, QuickCast products are sold through independent distributors in approximately nine other countries.

         Landec received a 1995 R&D 100 Award in recognition of QuickCast's innovative features and benefits. This award is given annually by R&D Magazine to selected companies with new products that represent significant new innovations in America. Landec is working with leaders in orthopedics, primary care and rehabilitation to assist the Company in developing new product and application ideas. In early 1996, Landec introduced several QuickCast products for lower leg fractures and sprains, which complement the company's existing QuickCast product line for upper extremity fractures and sprains.

         PORT Ophthalmic Device

         Landec is developing a PORT (Punctal Occluder for the Retention of Tears) ophthalmic device that is designed to allow the eye to retain its natural tear fluids. The Company is targeting patients with a condition known as dry eye for the first PORT application. In patients suffering from dry eye, either the lacrimal gland produces an insufficient volume of tears or the lacrimal drainage duct clears the tears too quickly from the eye. Either condition may result in blurred vision, intolerance to bright light, grittiness, redness, burning and, in some cases, damage to the corneal surface.

         Dry eye syndrome is a common yet poorly diagnosed condition that is estimated to affect 30 million Americans, primarily patients over 50 years of age. According to the American Academy of Ophthalmology, approximately 25% of the general population suffers from dry eye syndrome at some time. Approximately
7.5 million cases can be classified as severe or moderate. Landec is initially targeting this market. According to the Dry Eye and Tear Research Center, approximately 175,000 dry eye patients in the United States undergo some type of corrective procedure each year. The Company believes that the opportunity for dry eye products will expand due to factors such as increased physician awareness of dry eye, an aging population, poor air quality, improved and standardized diagnostic techniques, and recent changes allowing reimbursement for punctum plug procedures and products.

         Existing methods for treating dry eye have significant drawbacks. Silicone punctum plugs often do not provide complete obstruction of the drainage duct and may not conform to the contours of a particular patient's drainage duct. In addition, punctum plugs either must be inserted deep into the drainage duct or rest at the top of the drainage duct, where they are susceptible to coming loose. Collagen plugs and artificial tear solutions offer only temporary relief. Laser surgery, which is used to close the drainage duct, is expensive and difficult to reverse.

         Using the PORT product, a physician introduces Intelimer polymer into the lacrimal drainage duct in a fluid state where it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid. The Company has developed an applicator containing sterile, solid Intelimer material that will transform into a flowable, viscous state when heated slightly above body temperature. A physician activates the battery powered PORT applicator that heats the Intelimer material, inserts the applicator tip directly into the locally anesthetized punctal eye opening of the lacrimal drainage duct and dispenses the Intelimer material. This entire treatment can be completed on an out-patient basis in five to ten minutes. Subsequently, if the physician believes that occlusion is no longer necessary, the PORT plug can be removed using a warm saline flush, which activates the temperature switch, causing the polymer to return to its viscous state and be flushed from the patient's drainage duct.

         The Company has conducted animal tests to assess the safety of PORT plugs to treat dry eye patients by intentionally obstructing the eye's lacrimal drainage duct. Human clinical studies are currently underway in San Francisco and Boston where approximately 25 patients will be enrolled by the middle of fiscal year 1997. Subsequently, a larger multi-center study will be conducted with about 90 patients at some ten centers nationwide. The Company is currently in discussions regarding marketing rights with selected leading ophthalmic companies. The Company intends to retain manufacturing rights with respect to the PORT applicator.

         The Company believes that PORT plugs will have additional ophthalmic applications beyond the dry eye market, including people who cannot wear contact lenses due to limited tear fluid retention, and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

Agricultural Seed Coatings

         Landec has developed and is conducting field trials of its Intellicoat seed coating, an Intelimer-based agricultural material designed to increase crop yields and extend the crop planting window. These coatings are initially being applied to corn and soybean seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 1994 in the United States was 79.2 million for corn and 61.9 million for soybean.

         Currently, farmers are required to guess the proper time to plant seeds. If the seeds are planted too early, they may rot or suffer chilling injury due to the absorption of water at cold soil temperatures. If they are planted too late, the growing season may end prior to the plants reaching full maturity. In either case, the resulting crop yields are suboptimal. Moreover, the planting window can be fairly brief, requiring the farmer to focus almost exclusively on planting during this time. Seeds also germinate at different times due to variations in absorption of water, thus providing for variations in the growth rate of the crops.

         The Company's Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating's pre-set switch temperature. Intellicoat seed coatings are designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature, the polymer's permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coatings provide the following advantages:

         o More flexible timing for planting

         o Avoidance of chilling injury

         o Uniform germination and crop growth

         o Protection against harmful fungi

         As a result, the Company believes that Intellicoat seed coatings offer the potential for significant improvements in crop yields.

         In the seed industry, yield increases of 4% to 5% are considered significant because of their impact on per acre profitability. Field trials of Intellicoat seed coatings on corn and soybean crops during the past four years have resulted in yield increases of as much as 5% to 20%. The Company plans to initially develop seed coating products for corn and soybean markets for distribution through regional seed companies in the United States in parallel with continued field evaluations with global seed companies. The Company believes that with larger seed companies, an additional one to two years of field trials will be needed to support initiation of commercial sales. In addition, Intellicoat seed coatings are being independently tested by seed companies and universities. Future crops under consideration include cotton, canola, sugar beet and other vegetables.

Corporate Collaborations

         The Company believes its technology has commercial potential in a wide range of industrial, medical and agricultural applications. In order to exploit these opportunities, the Company has entered into collaborative corporate agreements for product development and/or distribution in certain fields. The Company is currently engaged in discussions with potential new collaborative partners.

         To date, the Company has entered into collaborative arrangements with BFGoodrich and Hitachi in connection with its Intelimer polymer systems, Fresh Express and Printpack in connection with its Intellipac breathable membrane products, Nitta and Hitachi in connection with its industrial adhesive products and Smith & Nephew, Physician Sales & Services, North Coast Medical and Sammons Preston in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company.

         A significant portion of Landec's revenues to date have been derived from commercial research and development collaborations and license agreements. In fiscal year 1996, development funding from these collaborative arrangements comprised approximately 62% of the Company's total revenues and in fiscal year 1995, comprised approximately 82% of the Company's revenues. Development funding and license fees from and product sales to Hitachi, BFGoodrich, Nitta, and Smith & Nephew represented approximately 65% and 91% of the Company's revenues for fiscal years 1996 and 1995, respectively. Moreover, research and development revenue and license fees from Hitachi and Nitta each accounted for more than 10% of the Company's revenues for fiscal years 1996 and 1995.

         There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances. There can be no assurance that the partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacture, marketing or sale of its current and future products in such markets. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements. See "Additional Factors That May Affect Future Results -- Dependence on Collaborative Partners".

         Hitachi. The Company has entered into two separate collaborations with Hitachi in the areas of industrial adhesives and Intelimer polymer systems. On October 1, 1994, the Company entered into a non-exclusive license agreement with Hitachi in the industrial adhesives area. The agreement provides Hitachi with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into the second collaboration with Hitachi in the Intelimer polymer systems area. The agreement provides Hitachi with an exclusive license to use and sell Landec's Intelimer polymer systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer polymer systems to Hitachi for at least seven years. In addition, Hitachi also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and is entitled to receive research and development funding over three years and future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable. This agreement is terminable at Hitachi's option. In conjunction with this agreement, Hitachi purchased Series E Preferred Stock for $1.5 million which converted to common stock on the Company's initial public offering.

         BFGoodrich. On October 13, 1993, the Company entered into a collaboration with BFGoodrich. On March 29, 1996, the Company and BFGoodrich decided to amend their license, development and manufacturing agreement to a non-exclusive agreement. The agreement provides BFGoodrich with a non-exclusive worldwide (excluding Asia) license to use and sell Landec's Intelimer polymer systems in industrial latent curing products. Landec is entitled to be the exclusive supplier of Intelimer polymer systems to BFGoodrich during the term of the agreement. BFGoodrich must meet certain requirements to maintain non-exclusive rights to fields of use. Landec received an up-front license payment upon signing and additional license fees upon achieving certain milestones. Under the agreement, development was funded by BFGoodrich for several years and such funding was terminated as a result of the amended agreement. The Company is also entitled to receive future royalties based on net sales by BFGoodrich of the licensed products. Fees paid to the Company were non-refundable. This agreement is terminable at BFGoodrich's option.

         Nitta. On March 14, 1995, the Company entered into a license agreement with Nitta in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. Any fees paid to the Company are non-refundable. In addition, Nitta also received limited options for certain other technology applications in its Asian territory. This agreement is terminable at Nitta's option. Nitta and the Company entered into an additional exclusive license arrangement in February, 1996 covering Landec's medical adhesives technology for use in Asia. The Company received up-front license fees upon execution of the agreement and is entitled to receive research and development payments and royalties under this agreement. Any fees paid to the Company are non-refundable.

         Fresh Express. On January 18, 1995, the Company entered into a non-exclusive supply agreement with Fresh Express. Fresh Express collaborates with the Company in biological product testing. Fresh Express has the right to become a non-exclusive customer for certain future products.

         Printpack. On June 21, 1996, the Company entered into an exclusive co-development and marketing agreement with Printpack. Under the agreement, Landec and Printpack will focus on developing integrated membrane film products for low cost, high-throughput, fresh-cut product market applications, such as retail packaging, using Landec's proprietary Intellipac breathable membrane technology and Printpack's large-scale printing and film converting expertise.

         Smith & Nephew. On September 30, 1994, the Company entered into an exclusive distribution agreement with Smith & Nephew for QuickCast products in certain European and Pacific Rim countries, Canada and South Africa. Products distributed under this agreement are sold under Smith & Nephew's "Dynacast*Rapide" tradename. As discussed above, the Company anticipates that it will terminate this relationship in early 1997.

         Physician Sales & Services. On March 18, 1996, the Company entered into a distribution agreement with Physician Sales & Services for QuickCast orthopedic and splinting products. Under this agreement, Physician Sales & Services is granted exclusive rights to distribute such products in the United States to primary care physicians and co-exclusive rights to distribute such products in the United States to orthopedic surgeons, cast technicians and physician assistants. There are more than 83,000 primary care physicians in the United States.

          North Coast Medical. On January 3, 1996, the Company entered into a distribution agreement with North Coast Medical for QuickCast orthopedic and splinting products. Under the agreement, North Coast Medical is granted non-exclusive rights to distribute such products in the United States to the occupational and physical therapy market.

         Sammons Preston. On June 18, 1996, the Company entered into a distribution agreement with Sammons Preston for QuickCast orthopedic and splinting products. Under the agreement, Sammons Preston is granted non-exclusive rights to distribute such products in the United States to the occupational and physical therapy market.

Sales and Marketing

         The Company's products fall into two groups: those intended to be marketed and sold by the Company and those expected to be marketed by distributors and corporate partners. The Company intends to provide technical support for all of its products, irrespective of the sales and marketing channel of a particular product. With respect to the Company's Intellipac breathable membrane products, the Company has entered into a non-exclusive supply agreement with Fresh Express. Since there are a limited number of suppliers of fresh-cut produce, the Company believes that a small sales force can successfully introduce these products in this concentrated marketplace. The Company intends to develop its internal sales capacity as more products progress toward commercialization. The Company's other commercially available products, QuickCast splints and casts, are sold in the United States through the Company's national distribution partners, Physician Sales & Services, North Coast Medical and Sammons Preston, in conjunction with the Company's internal sales force.

Manufacturing

         Landec intends to manufacture its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained through Landec retaining manufacturing capability in-house.

         The Company currently manufactures its QuickCast and Intellipac breathable membrane products at its facilities in Menlo Park, California and with selected outside contract manufacturers. The manufacturing process for the Company's initial Intellipac breathable membrane products is comprised of polymer manufacturing, membrane coating and label conversion. Portions of this process are done at the Company on pilot-scale equipment while the remainder is performed by a third-party manufacturer. As volume increases, the Company plans to have the entire process completed by third party manufacturers. Manufacture of the Company's QuickCast products is performed by the Company. Components and new materials for QuickCast are purchased from vendors. QuickCast products and Intellipac breathable membranes are required to be manufactured under Good Manufacturing Practices as required by the FDA and California Department of Health Services.

         Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, such as certain monomers to synthesize Intelimer polymers and substrate materials for the Company's Intellipac breathable membrane products. The Company believes, however, that it currently has adequate inventories and that additional sources of supply are available. Upon an increase in manufacturing capability, the Company may enter into alternative supply arrangements. To date, the Company has not experienced difficulty acquiring this material for the manufacture of its products. However, no assurance can be given that interruptions in supplies will not occur in the future, that the Company could obtain substitute vendors or that the Company will be able to procure comparable raw materials at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

         The Company intends to build or acquire large-scale polymer manufacturing facilities by 1998. In the interim, the Company believes that its current facilities and readily available additional facilities will meet its manufacturing needs. The Company believes that by 1998, in-house polymer manufacturing capability will be necessary to support its polymer requirements. Polymer manufacturing facilities will be separate from the QuickCast and Intellipac breathable membrane manufacturing facilities.

         Production in commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

Research and Development

         Landec is focusing its research and development resources both on existing and new applications of its Intelimer technology. Examples of research and development for product line extensions include QuickCast products for the lower extremities, additional Intellipac breathable membranes for other vegetables and fruits and flowers and new catalyst systems for latent curing products. Landec is focusing additional research on new product forms such as composites, films, and laminates. The Company intends to periodically seek funds for applied materials research programs from U.S. government agencies such as the National Institutes of Health, as well as from commercial entities. To date, much of Landec's research has been funded by the U.S. Government and corporate partners. As of January 8, 1997 Landec had 23 employees in research and development (seven of whom have Ph.D.s) with experience in polymer, analytical and formulation chemistry and chemical engineering.

Competition

         The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large industrial, food packaging, medical and agricultural companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements may result in its corporate partners becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted eight U.S. patents with expiration dates ranging from 2007 to 2012 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the

Company's products or if patents are issued to the Company, design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

         The commercial success of the Company also will depend, in part, on its ability to avoid infringing patents issued to others. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company received a letter in January 1996 alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

         Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to and diversion of effort by the Company, even if the eventual outcome is favorable to the Company. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

         In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technological advances which the Company seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

FDA and Other Government Regulations

         The Company's products and operations are subject to substantial regulation in the United States and foreign countries.

         Medical Products. The Company's medical products are subject to stringent government regulation in the United States and other countries. In the United States, the Food, Drug, and Cosmetic Act, as amended ("FDC Act"), and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

         The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's products, must be cleared or approved by the FDA. Securing FDA approvals and clearances may require the submission of extensive clinical data and supporting information to the FDA.

         Under the FDC Act, medical devices are classified into one of three classes (i.e., class I, II or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for class I devices through general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices) and for class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.)

         Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or to a class III medical device for which the FDA has not called for PMAs. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, although it may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional clinical data are needed before a substantial equivalence determination can be made. Modifications or enhancements to products that are cleared through the 510(k) process that could significantly affect safety or effectiveness or effect a major change in the intended use of the device require new 510(k) submissions. The Company is also required to adhere to FDA Good Manufacturing Practices and similar regulation in other countries, which include testing, control and documentation requirements enforced by periodic inspections.

         The Company's QuickCast products have received clearance through the 510(k) process and the Company intends to obtain clearance for its medical products pursuant to Section 510(k) of the FDC Act whenever possible. The
Company plans to seek 510(k) clearance for its PORT ophthalmic device. The Company is conducting clinical trials under an Investigational Device Exemption ("IDE") that is granted by the FDA to permit testing of a device in a limited number of human beings in clinical trials conducted at a restricted group of clinical sites. The Company has completed a pilot clinical study and anticipates additional clinical studies with an expanded patient population. No assurance can be given that the necessary clearances for its products will be obtained by the Company on a timely basis, if at all, or that extensive clinical data and supporting information or a PMA application will not be required. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

         The Company understands that the FDA has recently been requiring a more rigorous demonstration of substantial equivalence in connection with 510(k) notifications and that in many cases the time periods required for product approvals have increased. If additional data is requested by the FDA, it could delay the Company's market introduction of its products. There can be no assurance that the FDA will not require additional data or that the Company will receive marketing clearance from the FDA for any of its products.

         If a product is found to be not substantially equivalent to a legally marketed device or if it is a class III device for which the FDA has called for PMAs, a premarket approval application must be filed with the FDA. To obtain a PMA, a device must undergo extensive clinical trials to establish its safety and effectiveness. The PMA process can be expensive, uncertain and lengthy, typically requiring several years, with no guarantee of ultimate approval. Determination by the FDA that any of the Company's products or applications are subject to the PMA process could have a material adverse effect on the Company's business.

         Food Packaging Products. The Company's food packaging products are also subject to regulation under the FDC Act. The manufacture of food packaging materials is subject to Good Manufacturing Practices regulations. In addition, under the FDC Act any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe ("GRAS"). Food additives may be substances added directly to food, such as preservatives, or substances that could indirectly become a component of food, such as waxes, adhesives and packaging materials.

         A food additive, whether direct or indirect, must be covered by a specific food additive regulation issued by the FDA. The Company believes its Intellipac breathable membrane products are not subject to regulation as food additives because these products are not expected to become a component of food under their expected conditions of use. If the FDA were to determine that the Company's Intellipac breathable membrane products are food additives, the Company may be required to submit a food additive petition. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on the Company.

         Agricultural Products. The Company's agricultural products are subject to regulations of the United States Department of Agriculture ("USDA") and the EPA. The Company believes its current Intellicoat seed coatings are not pesticides as defined in the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and are not subject to pesticide regulation requirements. The process of meeting pesticide registration requirements is lengthy, expensive and uncertain, and may require additional studies by the Company. There can be no assurance that future products will not be regulated as pesticides. In addition, the Company believes that its Intellicoat seed coatings will not become a component of the agricultural products which are produced from the seeds to which the coatings are applied and therefore are not subject to regulation by the FDA as a food additive. While the Company believes that it will be able to obtain approval from such agencies to distribute its products, there can be no assurance that the Company will obtain necessary approvals without substantial expense or delay, if at all.

         Polymer Manufacture. The Company's manufacture of polymers is subject to regulation by the EPA under the Toxic Substances Control Act ("TSCA"). Pursuant to TSCA, manufacturers of new chemical substances are required to provide pre-manufacturing notice ("PMN") to the EPA which can then require extensive testing to establish the safety of a new chemical or limit or prohibit the manufacture, use or distribution of such chemical. The EPA has promulgated an exemption from PMN requirements for certain polymers which it believes are of low concern due to their lack of reactivity and their molecular structure. To date, the Company's polymers have qualified for the exemption and the Company believes any future polymers it plans to develop will also qualify. No assurance can be given that future products will qualify for the exemption or that additional studies or restrictions will not be required by the EPA.

         Other. The Company and its products under development may also be subject to other federal, state and local laws, regulations and recommendations. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations made by the FDA, EPA or other regulatory bodies, with possible retroactive effect, relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, fire hazard control, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can also be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business. Furthermore, the introduction of the Company's products in foreign markets might require obtaining foreign regulatory clearances. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in such foreign markets.

Employees

         As of October 31, 1996, Landec had 52 full-time employees, of whom 33 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 19 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Item 2.       Properties

         Landec leases and occupies approximately 30,000 square feet of office, laboratory and manufacturing space in Menlo Park, California. Of these facilities, approximately 21,000 square feet is leased through December 1997 with two three-year renewal options, 3,500 sq. feet of warehouse space is subleased through December 1996 and the remaining manufacturing space is subleased through December 1998. The Company believes that it will require additional space in 1998.

Item 3.       Legal Proceedings

         The Company is currently not a party to any material legal proceedings.

         In October 1995, a customer of the Company received a letter alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company received a similar letter in January 1996. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities.

Item 4.       Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 31, 1996.

                                     PART II


Item 5.          Market for Registrant's  Common Equity and Related  Stockholder
                 Matters

         The Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the symbol "LNDC". The Common Stock was initially offered to the public on February 15, 1996 at a price of $12.00 per share. The following table sets forth for each period indicated during 1996 the high and low sales prices for the Common Stock as reported on the NASDAQ National Market.

                                                             High          Low
                                                             ----          ---
        4th Quarter ending October 31, 1996.............    $16.00        $ 8.38

        3rd Quarter ending July 31, 1996................    $20.75        $14.88

        2nd Quarter ending April 30, 1996
          (commencing February 15, 1996)................    $19.00        $12.00

         There were approximately 112 holders of record of 10,753,711 shares of outstanding Common Stock as of October 31, 1996. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


Item 6.       Selected Consolidated Financial Data

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 - Management's Discussion and Analysis of
Financial  Condition and Results of Operations  and the  Consolidated  Financial
Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.


                                                                    Year Ended October 31,
                                                --------------------------------------------------------------
                                                   1996         1995        1994         1993        1992
                                                   ----         ----        ----         ----        ----
                                                             (In thousands, except per share data)
Statement of Operations Data:
Revenues:
   Product sales............................   $     755    $     601   $     335   $       --   $       --
   License fees.............................         600        2,650         400          350          475
   Research and development revenues........       1,096          796         965          821          811
                                               ---------    ---------   ---------   ----------   ----------
      Total revenues........................       2,451        4,047       1,700        1,171        1,286
Operating costs and expenses:
   Cost of product sales....................       1,004          987         897           --           --
   Research and development.................       3,808        3,715       3,283        3,740        2,846
   Selling, general and administrative......       3,288        2,236       2,067        1,598          987
                                               ---------    ---------   ---------   ----------   ----------
      Total operating costs and expenses....       8,100        6,938       6,247        5,338        3,833
                                               ---------    ---------   ---------   ----------   ----------

Operating loss..............................      (5,649)      (2,891)     (4,547)      (4,167)      (2,547)
Net interest income.........................       1,449          132         192           51          119
                                               ---------    ---------   ---------   ----------   ----------
Net loss....................................     $(4,200)   $  (2,759)  $  (4,355)  $   (4,116)  $   (2,428)
                                               =========    =========   =========   ==========   ==========

Net loss per share..........................   $    (.55)
                                               =========
Shares used in computation of net loss per
share.......................................       7,699
                                               =========

Supplemental net loss per share (1).........   $    (.43)   $    (.38)
                                               =========    =========
Shares used in computation of supplemental
   net loss per share (1)...................       9,697        7,175
                                                =========    =========

                                                                     October 31,
                                             -------------------------------------------------------------
                                                1996         1995        1994        1993         1992
                                                ----         ----        ----        ----         ----
                                                                    (in thousands)
Balance Sheet Data:
 Cash, cash equivalents and short-term
    investments..............................  $36,510    $  5,549    $  5,706    $  9,772     $ 1,975
 Total assets................................   38,358       7,347       7,521      11,253       2,786
 Redeemable convertible preferred stock......       --      31,276      27,656      25,567      11,881
 Accumulated deficit.........................  (31,278)    (26,538)    (21,658)    (15,213)     (9,804)
 Total shareholders' equity (net capital
    deficiency)..............................  $36,640    $(26,429)   $(21,584)   $(15,159)    $(9,766)


(1) Computed on a supplemental basis as described in Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results".

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer technology and related products. The Company launched its first product line, QuickCast splints and casts, in April 1994. The Company launched its second product line, Intellipac breathable membranes for the fresh-cut produce packaging market, in September 1995. To date, the Company has recognized $1.7 million in total QuickCast product and Intellipac breathable membrane sales. The balance of revenues from inception through October 31, 1996 have resulted from license fees and collaborative arrangements and, through October 31, 1994 have also resulted from Small Business Innovative Research ("SBIR") government grants. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through October 31, 1996, the Company's accumulated deficit was $31.3 million.

Results of Operations

         Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October 31, 1995

         Total revenues were $2.5 million for fiscal year 1996 compared to $4.0 million for fiscal year 1995, a decrease of 39%. Revenues from research and development funding increased to $1.1 million for fiscal year 1996 from $796,000 for fiscal year 1995 due to an increase in the effort spent on research and development contracts in fiscal year 1996. Revenues from product sales increased to $755,000 for fiscal year 1996 from $601,000 for fiscal year 1995 due to increased sales volume of Intellipac breathable membrane products in the first three quarters of fiscal year 1996. In August 1996, Fresh Express decided to suspend orders of the Company's Intellipac breathable membranes for its fresh-cut broccoli and cauliflower packaging primarily due to cost issues. Subsequent to this decision, however, the Company worked with Fresh Express to reduce costs, and as a result, in October 1996, Fresh Express resumed ordering the Company's Intellipac breathable membranes. License fees decreased to $600,000 for fiscal year 1996 from $2.7 million for fiscal year 1995 primarily due to non-recurring license fee revenue recognized during the fourth quarter of fiscal year 1995 under the Company's agreement with Hitachi. In consideration for the license fees and research and development funding received from its corporate partners, the Company granted certain licenses and product rights. See "Business - Corporate Collaborations."

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $1.0 million for fiscal year 1996 compared to $987,000 for fiscal year 1995, an increase of 2%. Cost of product sales as a percentage of product sales decreased to 133% in fiscal year 1996 from 164% in fiscal year 1995. This decrease was primarily the result of the increased volume of the Intellipac breathable membrane product sales and increased labor efficiencies in both the QuickCast device and Intellipac breathable membrane product lines. The Company has experienced negative gross margins for its product sales due to the early stage of commercialization of the Company's products and related product start-up costs. The Company anticipates that if revenues from product sales increase, gross margins will improve as the fixed portion of the cost of product sales will be allocated over higher sales. Improvements in gross margins due to increased product sales, if any, may be offset in the future if the Company increases the fixed portion of cost of product sales. Due to the early stage of commercialization, however, the Company is unable to predict with any certainty future gross margins.

         Research and development expenses were $3.8 million for fiscal year 1996 compared to $3.7 million for fiscal year 1995, an increase of 3%. The Company's research and development expenses arise from the development, process scale-up and efforts to protect the intellectual property content of its enabling side-chain crystallizable polymer technology, which is the basis of the Company's products. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $3.3 million for fiscal year 1996 compared to $2.2 million for fiscal year 1995, an increase of 47%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development and administrative expenses. Selling, general and administrative expenses increased as a result of expenses associated with the Company's withdrawal of a planned secondary public offering and business development initiatives totaling $340,000 or $.04 per share, increased sales and marketing expenses and the additional administrative costs associated with supporting a public company. Sales and marketing expenses were $1.3 million for fiscal year 1996 compared to $905,000 for fiscal year 1995, an increase of 47%. The increase in sales and marketing expenses was attributable to the costs to support the market introduction of the breathable membrane products launched in late fiscal year 1995 and the cost of launching three new national U.S. distributors for QuickCast products in fiscal year 1996. The Company expects that selling, general and administrative spending will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Net interest income was $1.4 million for fiscal year 1996 compared to $132,000 for fiscal year 1995. Net interest income increased due to interest income earned on the Company's initial public offering proceeds.

         Fiscal Year Ended October 31, 1995 Compared to Fiscal Year Ended October 31, 1994

         Total revenues were $4.0 million for fiscal year 1995 compared to $1.7 million for fiscal year 1994, an increase of 138%. Revenues from research and development funding increased to $796,000 for fiscal year 1995 from $680,000 for fiscal year 1994. The Company received no revenues from SBIR government grant funding for fiscal year 1995 compared to $285,000 for fiscal year 1994. Revenues from product sales increased to $601,000 for fiscal year 1995 from $335,000 for fiscal year 1994 primarily due to increased sales volume for QuickCast products and a small increase in their average selling prices. License fees increased to $2.7 million for fiscal year 1995 from $400,000 for fiscal year 1994.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $987,000 for fiscal year 1995 compared to $897,000 for fiscal year 1994, an increase of 10%. Cost of product sales as a percentage of product sales decreased to 164% in fiscal year 1995 from 268% in fiscal year 1994. This decrease was primarily the result of increased volumes and manufacturing efficiencies for the QuickCast products. The Company experienced negative gross margins for its product sales due to the early stage of commercialization of the Company's products and related product start-up costs. Cost of product sales did not increase at the same rate as revenues from product sales due to these start-up costs, and the fact that fiscal year 1995 was the first full year of product sales.

         Research and development expenses were $3.7 million for fiscal year 1995 compared to $3.3 million for fiscal year 1994, an increase of 13%. Research and development expenses increased primarily as a result of increased process development costs associated with the launch of the Company's Intellipac breathable membrane products and development of the PORT ophthalmic device, which were offset by a decline in development expenses associated with the QuickCast product line launched in fiscal year 1994.

         Selling, general and administrative expenses were $2.2 million for fiscal year 1995 compared to $2.1 million for fiscal year 1994, an increase of 8%. Sales and marketing expenses increased to $905,000 for fiscal year 1995 from $823,000 for fiscal year 1994, primarily due to marketing and sales activities for the QuickCast product line.

         Net interest income was $132,000 for fiscal year 1995 compared to $192,000 for fiscal year 1994, a decrease of 31%. The decrease resulted primarily from interest expense of $42,000 associated with the convertible promissory notes issued in March 1995.

Liquidity and Capital Resources

         The Company completed its initial public offering of common stock in February 1996, raising approximately $35.0 million, net of underwriting discounts and commissions, and issuance costs. Prior to the Company's initial public offering, the Company financed its operations primarily through private sales of its equity securities, issuances of convertible debt, equipment lease financings and license and development fees. Through October 31, 1996 the Company has received net offering proceeds of approximately $23.8 million from private sales of equity securities, $700,000 from the issuance of convertible notes in March 1995 and $1.1 million from lease financing.

         Cash used in operating activities increased by $1.4 million to $3.6 million in fiscal year 1996 from $2.2 million in fiscal year 1995. The increase is primarily due to an increase in the Company's net loss in fiscal year 1996 compared to fiscal year 1995.

         The Company has not made significant outlays for capital expenditures since inception. During fiscal year 1996 the Company spent approximately $367,000 on capital expenditures. Capital expenditures to date have consisted primarily of purchases of laboratory and manufacturing equipment, computers and related peripheral equipment, furniture and fixtures and leasehold improvements. The Company currently anticipates that capital expenditures in fiscal year 1997 will be approximately $1.0 million. Such expenditures will include purchases of additional laboratory and manufacturing equipment, computers and related peripheral equipment and leasehold improvements.

         The Company believes that existing cash, cash equivalent and short-term investments, which totaled $36.5 million at October 31, 1996, will be sufficient to finance its capital requirements through at least the next twelve months. However, the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; payments received under research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; complying with regulatory requirements; competing technological and market developments; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds and internally generated cash flow, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, through bank borrowings and through public or private sales of its securities, including equity securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

         The Company has not generated taxable income to date. At October 31, 1996, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $17.7 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2001 through 2011, if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce federal income tax liabilities.

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

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including net losses of approximately $4.2 million and $2.8 million during fiscal years 1996 and 1995, respectively, and the Company's accumulated deficit as of October 31, 1996 totaled $31.3 million. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain.

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

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with Hitachi and BFGoodrich in connection with its Intelimer polymer systems, Fresh Express and Printpack in connection with its Intellipac breathable membrane products, Nitta and Hitachi in connection with its industrial adhesive products and Smith & Nephew, Physician Sales & Services, North Coast Medical and Sammons Preston in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. A significant portion of Landec's revenues to date have been derived from commercial research and development collaborations and license agreements. Development funding and license fees from product sales to Hitachi, BFGoodrich, Nitta and Smith & Nephew represented approximately 65% of the Company's revenues for fiscal year 1996. Moreover, research and development revenue from Hitachi and Nitta each accounted for more than 10% of the Company's total revenues for fiscal year 1996. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances.

         In March of 1996, the Company agreed to amend its research and development collaboration with BFGoodrich in the Intelimer polymer systems area by removing certain exclusivity restrictions. This amendment will allow Landec to explore direct distribution and other licensing and product development opportunities while continuing the collaboration with BFGoodrich on a non-exclusive basis.

         In August 1996, Fresh Express informed the Company that it had decided to suspend orders of Landec's Intellipac breathable membranes for Fresh Express' fresh-cut broccoli and cauliflower packaging primarily due to cost issues. Subsequent to this decision, however, the Company worked with Fresh Express to reduce these cost issues, and as a result, in October 1996 Fresh Express resumed ordering the Company's Intellipac breathable membranes. In October 1996, the Company also began shipping its Intellipac breathable membrane for fresh-cut broccoli packaging to a second produce customer. However, there can be no assurance that Fresh Express will continue to order Landec's Intellipac breathable membranes or that other customers will order such products.

         The Company anticipates that it will terminate its relationship with Smith & Nephew in early 1997 for QuickCast products in certain European and Pacific Rim countries, Canada and South Africa, and, as a result, the Company is currently in the process of initiating distribution relationships with other independent distributors in selected countries.

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

         Dependence on Single Source Suppliers. Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's Intellipac breathable membrane products. Upon manufacturing scale-up, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

         Patents and Proprietary Rights. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company may in the future receive from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company received within the past year a letter alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Limited Sales or Marketing Experience. The Company has only limited experience marketing and selling its products. While the Company intends to distribute certain of its products through its corporate partners and other distributors, the Company intends to sell certain other products through a direct sales force. Establishing sufficient marketing and sales capability may require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales efforts will be successful. In fiscal year 1996, the Company changed its distribution approach with respect to the QuickCast product line in the United States to include several national distributors. The Company has entered into distribution agreements with Physician Sales & Services, North Coast Medical, and Sammons Preston. Each of the Company's distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance the Company's distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement distributors. The loss of one or more of the Company's major distributors would have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations and Sales. During fiscal years 1996 and 1995, approximately 60% and 73%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues will continue to account for a significant portion of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         Product Liability Exposure and Availability of Insurance. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains medical product liability insurance in the minimum amount of $2.0 million per occurrence with a minimum annual aggregate limit of $2.0 million and non-medical product liability insurance in the minimum amount of $5.0 million per occurrence with a minimum annual aggregate limit of $5.0 million. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 8.       Financial Statements and Supplementing Data

              See Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.      Executive Compensation

              This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

              This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                     PART IV


Item 14.      Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

1(a)          Consolidated   Financial   Statements   and  Schedules  of  Landec
              Corporation and Subsidiaries

                                                                            Page
                                                                            ----
     Independent Auditors' Report                                             35

     Consolidated Balance Sheets at October 31, 1996 and 1995                 36

     Consolidated Statements of Operations for the Years Ended                37
     October  31, 1996, 1995 and 1994

     Consolidated   Statement  of  Changes  in   Redeemable   Convertible     38
     Preferred Stock and Shareholders' Equity (Net Capital Deficiency) for the Years Ended October 31, 1996, 1995 and 1994

     Consolidated  Statements  of Cash Flows for the Years Ended              39
     October 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements                               40

Schedules:

     II       Valuation and  Qualifying  Account for the Years Ended          50
              October 31, 1996, 1995 and 1994

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

         We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP

Palo Alto, California
December 6, 1996

                                            LANDEC CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share and per share amounts)

                                                                                        October 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    --------    --------
                                             ASSETS
Current assets:
   Cash and cash equivalents ....................................................   $ 14,185    $  3,585
   Short-term investments .......................................................     22,325       1,964
   Accounts receivable, less allowance for doubtful accounts of $32
      at October 31, 1996 and 1995 ..............................................         23          53
   Inventory ....................................................................        549         488
   Prepaid expenses and other current assets ....................................        188         115
                                                                                    --------    --------
       Total current assets .....................................................     37,270       6,205

   Property and equipment, net ..................................................        963         993
   Other assets .................................................................        125         149
                                                                                    --------    --------
                                                                                    $ 38,358    $  7,347
                                                                                    ========    ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
   Convertible notes payable ....................................................   $   --      $    700
   Accounts payable .............................................................        484         291
   Accrued compensation .........................................................        250         302
   Other accrued liabilities ....................................................        259         281
   Current portion of capital lease obligations .................................        229         239
   Deferred revenue .............................................................        166         129
                                                                                    --------    --------
       Total current liabilities ................................................      1,388       1,942
Noncurrent portion of capital lease obligations .................................        330         558
Commitments
Redeemable  convertible  preferred stock at accreted value;  none and 6,674,415 shares issued and outstanding at October 31, 1996 and
   1995, respectively ...........................................................       --        31,276

Shareholders' equity (net capital deficiency):
   Preferred stock, $0.001 par value; 2,000,000 shares authorized,
      issuable in series ........................................................       --          --
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      10,753,711 and 547,678 shares issued and outstanding at
      October 31, 1996 and 1995, respectively ...................................     68,242         536
   Notes receivable from shareholders ...........................................        (13)        (20)
   Deferred compensation ........................................................       (311)       (407)
   Accumulated deficit ..........................................................    (31,278)    (26,538)
                                                                                    --------    --------
       Total shareholders' equity (net capital deficiency) ......................     36,640     (26,429)
                                                                                    --------    --------
                                                                                    $ 38,358    $  7,347
                                                                                    ========    ========

                                       See accompanying notes.


                                            LANDEC CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)

                                                                            Year Ended October 31,
                                                                        ------------------------------
                                                                          1996     1995        1994
                                                                        -------   -------    -------
Revenues:
   Product sales....................................................  $   755    $   601    $   335
   License fees ....................................................      600      2,650        400
   Research and development revenues ...............................    1,096        796        965
                                                                      -------    -------    -------
      Total revenues ...............................................    2,451      4,047      1,700

Operating costs and expenses:
   Cost of product sales ...........................................    1,004        987        897
   Research and development ........................................    3,808      3,715      3,283
   Selling, general and administrative .............................    3,288      2,236      2,067
                                                                      -------    -------    -------
                                                                        8,100      6,938      6,247
                                                                      -------    -------    -------

Operating loss .....................................................   (5,649)    (2,891)    (4,547)
Interest income ....................................................    1,548        282        273
Interest expense ...................................................      (99)      (150)       (81)
                                                                      -------    -------    -------
Net loss............................................................  $(4,200)   $(2,759)   $(4,355)
                                                                      =======    =======    =======
Net loss per share..................................................  $  (.55)
                                                                      =======
Shares used in computation of net loss per share....................    7,699
                                                                      =======
Supplemental net loss per share.....................................  $  (.43)   $  (.38)
                                                                      =======    =======
Shares used in computation of supplemental net loss per share.......    9,697      7,175
                                                                      =======    =======


                                         See accompanying notes.


                                                         LANDEC CORPORATION
                             CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                          AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                          (in thousands, except share and per share amounts)

                                                                                                              Shareholders'
                                                                                                     Equity (Net Capital Deficiency)
                                                                                            ----------------------------------------
                                                                                                                             Notes
                                                               Redeemable Convertible                                     Receivable
                                                                   Preferred Stock                Common Stock            From Sale
                                                               -----------------------      -------------------------      of Common
                                                                Shares         Amount        Shares           Amount         Stock
                                                               --------       --------      --------         --------      ---------
Balances at October 31, 1993 ............................     6,484,692    $    25,567        521,617       $     86       $   (32)
Return of common stock and cancellation and
   repayment of notes receivable ........................          --             --           (2,433)            (1)            9
Issuance of common stock at $0.58 per share .............          --             --           20,700             12          --
Accretion of redemption price differential on
   redeemable convertible preferred stock ...............          --            2,089           --             --            --
Net loss ................................................          --             --             --             --            --
                                                            -----------    -----------    -----------       --------       -------
Balances at October 31, 1994 ............................     6,484,692    $    27,656        539,884       $     97       $   (23)
                                                            -----------    -----------    -----------       --------       -------
Issuance of Series E redeemable convertible
   preferred stock for cash at $7.91 per share ..........       189,723          1,500           --             --            --
Issuance of common stock at $0.58 to $0.86 per share ....          --             --            7,968              5          --
Return of common stock and cancellation and
   repayment of notes receivable ........................          --             --             (174)          --               3
Accretion of redemption price differential on
   redeemable convertible preferred stock ...............          --            2,120           --             --            --
Deferred compensation related to grant of stock
   options ..............................................          --             --             --              434          --
Amortization of deferred compensation ...................          --             --             --             --            --
Unrealized loss on available-for-sale securities ........          --             --             --             --            --
Net loss ................................................          --             --             --             --            --
                                                            -----------    -----------    -----------       --------       -------
Balances at October 31, 1995 ............................     6,674,415    $    31,276        547,678       $    536       $   (20)
                                                            -----------    -----------    -----------       --------       -------

Initial Public Offering of common stock, $12.00 per
   share, net of issuance costs .........................          --             --        3,220,000         35,035          --
Accretion of redemption price differential on
   redeemable convertible preferred stock ...............          --              556           --             --            --
Conversion of Series B, C, D and E redeemable
   convertible preferred stock into common stock ........    (6,674,415)       (31,832)     6,674,415         31,832          --
Conversion of convertible notes payable .................          --             --          176,432            700          --
Deferred compensation related to grant of stock
   options ..............................................          --             --             --               17          --
Issuance of common stock at $0.58 to $10.20 per share ...          --             --          135,186            122          --
Repayment of notes receivable ...........................          --             --             --             --               7
Amortization of deferred compensation ...................          --             --             --             --            --
Unrealized gain on available-for-sale securities ........          --             --             --             --            --
Net loss ................................................          --             --             --             --            --
                                                            -----------    -----------    -----------       --------       -------
Balance at October 31, 1996 .............................          --      $      --       10,753,711       $ 68,242       $   (13)
                                                            ===========    ===========    ===========       ========       =======

                                                                                                     (Table continued on next page.)


                                            LANDEC CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)--(Continued)
                           (in thousands, except shares and per share amounts)


                                                           Shareholders' Equity (Net Capital Deficiency)
                                                        -------------------------------------------------
                                                                                               Total
                                                                                           Shareholders'
                                                                                            Equity (Net
                                                          Deferred        Accumulated         Capital
                                                        Compensation        Deficit         Deficiency)
                                                        ------------        -------         -----------
Balances at October 31, 1993 ........................     $   --          $(15,213)         $(15,159)
Return of common stock and cancellation and
   repayment of notes receivable ....................         --              --                   8
Issuance of common stock at $0.58 per share .........         --              --                  12
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........         --            (2,090)           (2,090)
Net loss ............................................         --            (4,355)           (4,355)
                                                          --------        --------          --------
Balances at October 31, 1994 ........................     $   --          $(21,658)         $(21,584)
                                                          --------        --------          --------
Issuance of Series E redeemable convertible
   preferred stock for cash at $7.91 per share ......         --              --                --
Issuance of common stock at $0.58 to $0.86 per share          --              --                   5
Return of common stock and cancellation and
   repayment of notes receivable ....................         --              --                   3
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........         --            (2,120)           (2,120)
Deferred compensation related to grant of stock
   options ..........................................         (434)           --                --
Amortization of deferred compensation ...............           27            --                  27
Unrealized loss on available-for-sale securities ....         --                (1)               (1)
Net loss ............................................         --            (2,759)           (2,759)
                                                          --------        --------          --------
Balances at October 31, 1995 ........................     $   (407)       $(26,538)         $(26,429)
                                                          --------        --------          --------
Initial Public Offering of common stock, $12.00 per
   share, net of issuance costs .....................         --              --              35,035
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........         --              (556)             (556)
Conversion of Series B, C, D and E redeemable
   convertible preferred stock into common stock ....         --              --              31,832
Conversion of convertible notes payable .............         --              --                 700
Deferred compensation related to grant of stock
   options ..........................................          (17)           --                --
Issuance of common stock at $0.58 to $10.20 per share         --              --                 122
Repayment of notes receivable .......................         --              --                   7
Amortization of deferred compensation ...............          113            --                 113
Unrealized gain on available-for-sale securities ....         --                16                16
Net loss ............................................         --            (4,200)           (4,200)
                                                          --------        --------          --------
Balance at October 31, 1996 .........................     $   (311)       $(31,278)         $ 36,640
                                                          ========        ========          ========



                                         See accompanying notes.

                                            LANDEC CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                                      Year Ended October 31,
                                                                                             ---------------------------------------
                                                                                               1996           1995           1994
                                                                                             --------       --------       --------
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss ...........................................................................      $ (4,200)      $ (2,759)      $ (4,355)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................................           397            378            362
      Loss on disposal of fixed assets ................................................          --               25             17
      Amortization of deferred compensation ...........................................           113             27           --
      Changes in assets and liabilities:
        Accounts receivable ...........................................................            30            132              2
        Inventory .....................................................................           (61)          (288)          (200)
        Prepaid expenses and other current assets .....................................           (73)           (16)           155
        Accounts payable ..............................................................           193            (53)            25
        Accrued compensation ..........................................................           (52)            93             55
        Other accrued liabilities .....................................................           (22)            89             49
        Deferred revenue ..............................................................            37            129           --
                                                                                             --------       --------       --------
              Total adjustments .......................................................           562            516            465
                                                                                             --------       --------       --------
 Net cash used in operating activities ................................................        (3,638)        (2,243)        (3,890)
                                                                                             --------       --------       --------

 Cash flows from investing activities:
   Purchases of property and equipment ................................................          (367)           (48)           (84)
   Decrease (increase) in other assets ................................................            24            (28)           (70)
   Purchases of available-for-sale securities .........................................       (26,345)        (6,470)        (8,188)
   Maturities of available-for-sale securities ........................................         6,000          7,800          4,893
                                                                                             --------       --------       --------
 Net cash provided by (used in) investing activities ..................................       (20,688)         1,254         (3,449)
                                                                                             --------       --------       --------

 Cash flows from financing activities:
   Proceeds from sale of common stock, net of repurchases .............................        35,157              5             10
   Proceeds from sale of preferred stock ..............................................          --            1,500           --
   Proceeds from repayment of notes receivable ........................................             7              3              9
   Payments on capital lease obligations ..............................................          (238)          (183)          (223)
   Proceeds from issuance of convertible notes payable ................................          --              700           --
   Proceeds from capital lease financing of prior year capital expenditures ...........          --              138            182
                                                                                             --------       --------       --------
 Net cash provided by (used in) financing activities ..................................        34,926          2,163            (22)
                                                                                             --------       --------       --------
 Net increase (decrease) in cash and cash equivalents .................................        10,600          1,174         (7,361)
 Cash and cash equivalents at beginning of period .....................................         3,585          2,411          9,772
                                                                                             --------       --------       --------
 Cash and cash equivalents at end of period ...........................................      $ 14,185       $  3,585       $  2,411
                                                                                             ========       ========       ========

 Supplemental disclosure of cash flows information:
   Cash paid during the period for interest ...........................................      $     99       $    108       $     94
                                                                                             ========       ========       ========
 Supplemental schedule of noncash investing and financing activities:
   Equipment acquired under capital leases ............................................      $   --         $    154       $    516
                                                                                             ========       ========       ========
   Conversion of convertible notes payable into common stock ..........................      $    700       $   --         $   --
                                                                                             ========       ========       ========

                                                       See accompanying notes.

                               LANDEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies

Organization

         Landec Corporation (the "Company") was incorporated in the State of California on October 31, 1986 for the purpose of designing, developing, manufacturing and selling temperature-activated polymer and membrane products for a variety of industrial, medical and agricultural applications.

         The consolidated financial statements comprise the accounts of Landec Corporation and its wholly owned subsidiary, Intellicoat Corporation ("Intellicoat"), which was incorporated in the State of Delaware in March 1995. All intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Investments

         Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," the cumulative effect of which was immaterial.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of October 31, 1996 and 1995, the Company's debt securities are carried at fair value and classified as available-for-sale, as the Company may not hold these securities until maturity in order to take advantage of market conditions. The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. All other available-for-sale securities are recorded as short-term investments. Unrealized gains and losses are reported in shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method.

Concentrations of Credit Risk

         Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. As of October 31, 1996 and 1995 inventories consisted of (in thousands):

                                                             October 31,
                                                          ---------------
                                                          1996        1995
                                                          ----        ----
        Raw materials ..............................      $149        $123
        Work in process ............................       245         169
        Finished goods .............................       155         196
                                                          ----        ----

                                                          $549        $488
                                                          ====        ====

1.       Organization and Summary of Significant Accounting Policies (continued)

Net Loss Per Share

         Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes payable and preferred stock) issued during the 12-month period prior to the initial filing of an offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options).

         Net loss per share information is as follows (in thousands, except per share data):

                                                               Year Ended October 31,
                                                      -----------------------------------------
                                                          1996          1995          1994
                                                          ----          ----          ----
    Net loss per share................................    $ (.55)       $(2.33)      $(3.75)
    Shares used in computing net loss per share.......     7,699         1,182        1,162


         Supplemental per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the anti-dilutive effect of common equivalent shares from stock options and warrants issued at prices substantially below the public offering price during the 12-month period prior to the initial filing of the public offering, and also gives retroactive effect from the date of issuance to the conversion of preferred stock and promissory notes which automatically converted to common shares upon the closing of the Company's initial public offering.

Revenue Recognition

         Revenues related to research contracts are recognized ratably over the related funding periods for each contract, which is generally as research is performed. Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon inception of the agreements. Product sales are recognized upon shipment.

         Revenues from customers representing 10% or more of total revenue during fiscal years 1996, 1995 and 1994 are as follows:

                                     1996     1995      1994
                                     ----     ----      ----
                   Customer:
                       A              35%      11%        0%
                       B              20%      53%       15%
                       C              14%       0%        0%
                       D               8%      18%       21%
                       E               3%       2%       12%
                       F               0%       0%       14%
                       G               0%       2%       12%

         Export product sales were approximately $136,000, $378,000 and $143,000 in the years ended October 31, 1996, 1995 and 1994, respectively.

1.       Organization and Summary of Significant Accounting Policies (continued)

Research and Development Expenses

         Costs related to both research contracts and Company-funded research are included in research and development expenses. Research and development costs approximated the associated research and development revenues for the three years ended October 31, 1996.

Property and Equipment

         Furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the economic life of the improvement or the life of the lease on a straight-line basis.

         In 1995, the Financial Accounting Standards Board released SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation

         The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provision of APB 25. Accordingly, SFAS No. 123 is not expected to have any material impact on the Company's financial position or results of operations.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Collaborative Agreements

         To facilitate the commercialization of its products, the Company has established a number of strategic alliances in which the Company receives license payments, research and development funding and/or future royalties in exchange for certain technology or marketing rights.

 Hitachi. The Company has entered into two separate collaborations with Hitachi in the areas of industrial adhesives and Intelimer polymer systems. On October 1, 1994, the Company entered into a non-exclusive license agreement with Hitachi in the industrial adhesives area.

The agreement provides Hitachi with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into a second collaboration with Hitachi in the Intelimer polymer systems area. The agreement provides Hitachi with an exclusive license to use and sell Landec's catalyst systems in industrial Intelimer polymer systems products in certain Asian countries. In addition, Hitachi also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and is entitled to receive research and development funding over three years and future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable. This agreement is terminable at Hitachi's option. In conjunction with this agreement, Hitachi purchased 189,723 shares of Series E Preferred Stock for $1.5 million (which was converted into 189,723 shares of common stock in connection with the Company's initial public offering).

BFGoodrich. On October 13, 1993, the Company entered into a collaboration with BFGoodrich. The agreement was amended on July 29, 1995 and again in March 1996, and provides BFGoodrich with a nonexclusive worldwide (excluding Asia) license to use and sell Landec's catalyst systems in industrial Intelimer polymer systems products. Landec is entitled to be the exclusive supplier of Intelimer catalyst systems to BFGoodrich for at least seven years. Landec received an up-front license payment upon signing and additional license fees upon achieving certain milestones. Under the agreement, development was funded by BFGoodrich for the first year, was extended to subsequent years, and was concluded during the second quarter of fiscal year 1996. The Company is entitled to receive future royalties based on net sales by BFGoodrich of the licensed products. Any fees paid to the Company are non-refundable.

Nitta. On March 14, 1995, the Company entered into a license agreement with Nitta in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. Any fees paid to the Company are non-refundable. In addition, Nitta also received limited options for certain other technology applications in its Asian territory. This agreement is terminable at Nitta's option. In March 1996, this agreement was expanded to provide Nitta an exclusive license to use and sell products using the Company's Intelimer materials in the medical adhesives area in certain Asian countries. The Company received an up front license fee upon signing the expanded agreement and is entitled to future royalties based on net sales by Nitta of the licensed products.

         The Company has also entered into several other collaborative arrangements, principally to support research and development for its Intellipac breathable membrane and ophthalmic products as well as other technologies being pursued by the Company. Under the terms of these agreements, the Company generally receives research and development funding and rights to future royalties from product sales, in exchange for granting certain technology or distribution rights.

         In addition, the Company has entered into several distribution agreements for its QuickCast orthopedic and splinting products. Under the terms of these agreements, the Company has granted exclusive and non-exclusive rights to have its QuickCast products distributed to orthopedic surgeons, cast technicians, physical assistants and the occupational and physical therapists.


3.       Available-for-Sale Securities

         The following is a summary of available-for-sale securities (in thousands):

                                                                                          Gross          Gross
                                                                                       Unrealized      Unrealized         Estimated
                                                                     Amortized Cost       Gains          Losses           Fair Value
                                                                     --------------       -----          ------           ----------
                October 31, 1996
U.S. government and agency obligations ........................           $20,263           $ 9           $--              $20,272
Corporate bonds ...............................................            12,940             9            --               12,949
Other corporate securities ....................................             2,027            --            (2)               2,025
                                                                          -------           ---           ---              -------
Total securities ..............................................           $35,230           $18           $(2)             $35,246
                                                                          =======           ===           ===              =======

Amounts included in:
Cash equivalents ..............................................           $12,921           $--           $--              $12,921
Short-term investments ........................................            22,309            18            (2)              22,325
                                                                          -------           ---           ---              -------
Total securities ..............................................           $35,230           $18           $(2)             $35,246
                                                                          =======           ===           ===              =======

                October 31, 1995
U.S. government and agency obligations ........................           $ 4,959           $--           $(1)             $ 4,958
                                                                          =======           ===           ===              =======
Amounts included in:
Cash equivalents ..............................................           $ 2,994           $--           $--              $ 2,994
Short-term investments ........................................             1,965            --            (1)               1,964
                                                                          -------           ---           ---              -------
Total securities ..............................................           $ 4,959           $--           $(1)             $ 4,958
                                                                          =======           ===           ===              =======


The contractual maturities of debt securities included in temporary investments at October 31, 1996 were as follows (in thousands):

                                                                Estimated
                                               Amortized Cost   Fair Value
                                               --------------   ----------
 Due within one year.........................    $16,891         $16,895
 Due within one to two years.................      5,418           5,430
                                                 -------         -------
    Total short-term investments.............    $22,309         $22,325
                                                 =======         =======

4.       Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                                 October 31,
                                                            --------------------
                                                             1996         1995
                                                             ----         ----
Laboratory and manufacturing equipment ...............     $ 1,775      $ 1,530
Computer equipment ...................................         322          261
Furniture and fixtures ...............................         161          134
Leasehold improvements ...............................         990          986
                                                           -------      -------
                                                             3,248        2,911
 Less accumulated depreciation and amortization ......      (2,285)      (1,918)
                                                           -------      -------
                                                           $   963      $   993
                                                           =======      =======

         Property and equipment includes approximately $973,000 and $1.1 million recorded under capital leases at October 31, 1996 and 1995, respectively. Accumulated amortization related to leased assets total approximately $537,000 and $389,000 at October 31, 1996 and 1995, respectively.

5.       Redeemable Convertible Preferred Stock and Warrants

         Upon closing of the Company's initial public offering in February 1996, all outstanding shares of redeemable convertible preferred stock (an aggregate of 6,674,415 shares) were converted into 6,674,415 shares of common stock.

         In connection with the sale of Series D preferred stock in July 1993, the Company issued warrants to purchase 186,349 shares of common stock at an exercise price of $4.31 per share for $5,357 in cash. The warrants expire five years from the date of issuance. No warrants have been exercised as of October 31, 1996.

6.       Shareholders' Equity

         Common Stock, Stock Purchase Plans and Stock Option Plans

         In December 1995, the Board approved a one-for-2.875 reverse stock split of its common stock and preferred stock through an amendment to the Articles of Incorporation. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this event. The Board has also approved an amendment to the Articles of Incorporation to change the number of authorized shares of common stock to 50,000,000 shares and Preferred Stock to 2,000,000 shares upon the closing of the Company's initial public offering.

         On February 15, 1996 the Company completed an initial public offering of 2,800,000 shares of common stock at a price of $12.00 per share. The net proceeds to the Company from the initial public offering were approximately $30.3 million, after deducting underwriting discounts, commissions and expenses.

         In March 1996, the underwriters exercised their overallotment option to purchase 420,000 shares of common stock for $12.00 per share. The Company received an additional $4.7 million in offering proceeds, after deducting underwriting discounts, commissions and expenses.

         The Company has 2,838,565 common shares reserved for future issuance under all stock option plans, outstanding warrants and employee stock purchase plans.

         The Company has a 1988 Stock Purchase Plan for issuance of common stock to employees and consultants. The price of the shares to be purchased and the terms of payment are determined by the Company's Board of Directors, provided that such price cannot be less than the fair market value on the date of the grant. Shares purchased under the plan vest over a period of four years; the Company may repurchase any unvested shares in the event of termination of employment. As of October 31, 1996, 143,965 shares of common stock had been purchased under the plan at prices ranging from $0.29 to $0.58 per share, of which no shares were subject to repurchase. The plan was terminated in December 1995.

         The Company established the 1988 Stock Option Plan under which the Board of Directors may grant incentive stock options or nonqualified stock options to its employees and outside consultants. As of October 31, 1996, the Company had reserved 1,574,161 shares of common stock for future issuance under the plan. The exercise price of incentive stock options and nonqualified stock options may be no less than 100% and 85%, respectively, of the fair market value of the Company's common stock as determined by the Board of Directors. Options are exercisable upon grant and generally vest ratably over four years (commencing one year after an employee's hire date) and are subject to repurchase if exercised before being vested.

         In December 1995, the Board also approved the adoption of the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and the 1995 Directors' Stock Option Plan (the "Directors' Plan"), which authorizes the issuance of 300,000 and 200,000 shares, respectively, under the plans. The Purchase Plan permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. The Directors' Plan provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee Director shall be granted an additional option to purchase 5,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options will be the fair market value of the Company's common on the date the options are granted. In June 1996, the Board amended the Directors' Plan to provide that options are exercisable and vest upon grant. Such amendment is subject to shareholder approval to be recommended by the Company at its next meeting of shareholders.

         In September 1996, the Board approved the adoption of the 1996 Non-Executive Stock Option Plan which authorizes the issuance of 750,000 shares under the plan. The Board of Directors may grant non-qualified stock options to employees and outside consultants who are not officers or directors of the Company. The exercise price of the options will be equal to the fair market value of the Company's common stock on the date the options are granted. Options are exerciseable upon grant and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

         In October 1996, the Board of Directors of Intellicoat approved the adoption of the 1996 Intellicoat Stock Plan which authorizes the issuance of 2,000,000 shares of Intellicoat common stock under the plan. The Board of Directors of Intellicoat may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Intellicoat's common stock as determined by Intellicoat's Board of Directors. Options are exercisable upon grant and generally vest ratably over four years and are subject to repurchase if exercised before being vested. No shares have been granted under this plan as of October 31, 1996.

         Activity under all Stock Option Plans is as follows:

                                                     Options                     Outstanding Options
                                                   Available for      --------------------------------------
                                                      Grant           Number of Shares      Price Per Share
                                                  --------------      -----------------     ----------------
 Balance at October 31, 1993.................        164,407              706,011              $0.58
    Additional shares reserved...............        347,826                 --                 --
    Options granted..........................       (188,145)             188,145           $0.58-$0.86
    Options exercised........................           --                (20,700)             $0.58
    Options canceled.........................         50,448              (50,448)          $0.58-$0.86
                                                   ---------            ---------          --------------
 Balance at October 31, 1994.................        374,536              823,008           $0.58-$0.86
    Additional shares reserved...............        347,826                 --                 --
    Options granted..........................       (410,570)             410,570           $0.86-$1.44
    Options exercised........................           --                 (7,968)          $0.58-$0.86
    Options canceled.........................         13,691              (13,691)          $0.58-$0.86
                                                   ---------            ---------          --------------

 Balance at October 31, 1995.................        325,483            1,211,919           $0.58-$1.44
    Additional shares reserved...............        950,000                 --                 --
    Options granted..........................       (128,959)             128,959           $3.59-$20.75
    Options exercised........................           --               (131,537)          $0.58-$1.44
    Options canceled.........................         30,993              (30,993)          $0.58-$19.00
                                                   ---------            ---------          --------------

 Balance at October 31, 1996.................      1,177,517            1,178,348           $0.58-$20.75
                                                   =========            =========          ===============

         At October 31, 1996 and 1995, options to purchase 744,355 and 602,991 common shares were vested, respectively. No options have been exercised prior to being vested.

         For options granted through October 31, 1996, the Company recognized an aggregate of $451,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options.

7.       Notes Payable

         In March 1995, the Company issued notes payable to two current investors for $700,000. The notes and accrued interest were payable upon demand of the holder, and in no event later than three years from the date of issuance. The notes bear interest at a rate of 10% per annum. Upon the completion of the Company's initial public offering, the principal value of the notes were converted into 176,432 shares of common stock (converted at $3.97 per share) and all accrued interest was forgiven.

8.       Income Taxes

         As of October 31, 1996, the Company had net operating loss carryforwards of approximately $17,700,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2011, if not utilized.

         Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

         Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                      Years ended October 31,
                                                     -------------------------
                                                        1996          1995
                                                        ----          ----
      Deferred tax assets:
        Net operating loss carryforwards ........     $ 6,300      $ 5,500
        Research credit carryforwards ...........         800          800
        Capitalized research costs ..............       2,100        1,400
                                                      -------      -------
     Total deferred tax assets ..................       9,200        7,700
     Valuation allowance ........................      (9,200)      (7,700)
                                                      =======      =======
     Net deferred tax assets ....................     $  --        $  --
                                                      =======      =======

         Due to the Company's absence of earning history, the net deferred tax asset has been fully offset by a valuation allowance.

         The valuation allowance increased by $1,200,000 and $1,400,000 during the years ended October 31, 1995 and 1994, respectively.

9.       Commitments

         Leases

         The Company leases office and laboratory space and certain equipment. Rent expense for the years ended October 31, 1996, 1995 and 1994 was approximately $370,000, $349,000 and $328,000, respectively.

         During 1994, the Company arranged for a lease line of credit of $2,000,000 to purchase capital assets. The lease term under this line of credit is 48 months. The interest rate on these leases is based on a lease rate factor and approximates 15% per annum. Amounts outstanding under the capital leases are collateralized by the underlying property and equipment. The line of credit expired in December 1995 and was not renewed by the Company. Future minimum lease obligations as of October 31, 1996 under all leases are as follows (in thousands):

                                                Capital Leases  Operating Leases
                                                --------------  ----------------
1997 ..........................................      $ 295        $ 397
1998 ..........................................        269          105
1999 ..........................................         93           16
                                                     -----        -----
Total minimum lease payments ..................        657        $ 518
                                                                  =====
Less amount representing interest .............        (98)
                                                     -----
Present value of future lease payments ........        559
Less current portion ..........................       (229)
                                                     -----
Noncurrent obligations under capital lease ....      $ 330
                                                     =====

10.      Subsequent Events

         In November 1996, the Company's Board of Directors approved the adoption of the 1996 Stock Option Plan which authorizes the issuance of 750,000 shares under the plan. This stock option plan is subject to shareholder approval.

                                           LANDEC CORPORATION

                                    VALUATION AND QUALIFYING ACCOUNTS

                                             (in thousands)

                                                                                           SCHEDULE II
                                                                Additions
                                                 Balance at     charged to
                                                 beginning      costs and                   Balance at
                                                 of period       expenses    Deductions   end of period
                                                 ---------       --------    ----------   -------------
Year ended October 31, 1994
     Allowance for doubtful accounts............. $   --          $  18          $  --        $  18
Year ended October 31, 1995
     Allowance for doubtful accounts............. $   18          $  14          $  --        $  32
Year ended October 31, 1996
     Allowance for doubtful accounts............. $   32          $  --          $  --        $  32


(b) No reports on Form 8-K were filed by the Company during the period August 1, 1996 to October 31, 1996.

(c)      Exhibits

         3.1(1)    Amended and Restated Bylaws of Registrant.
         3.2(2)    Ninth  Amended  and  Restated  Articles of  Incorporation  of
                   Registrant.
          4.1(3)   Form of Common Stock Certificate.
         10.1(3)   Form of Indemnification Agreement.
         10.2(3)   1988 Stock Option Plan and form of Option Agreements.
         10.3      1995 Employee Stock  Purchase  Plan, as amended,  and form of
                   Subscription Agreement.
         10.4      1995  Directors'  Stock Option Plan, as amended,  and form of
                   Option Agreement.
         10.5(3)   Investors' Rights Agreement dated as of August 10, 1995 among
                   the   Registrant   and  certain   security   holders  of  the
                   Registrant.
         10.6(3)   Industrial  Real Estate Lease dated March 1, 1993 between the
                   Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated
                   December 30, 1987.
         10.7(3)   Agreement  dated as of July 29, 1995  between the  Registrant and the BFGoodrich  Company.
         10.8(3)   License and Development Agreement dated as of August 10, 1995 between the Registrant and Hitachi Company, Ltd.
         10.9(3)   Technical License Agreement dated October 1, 1994 between the
                   Registrant  and Hitachi Co., Ltd.
         10.10(3)  Agreement  dated March 14, 1995  between the  Registrant  and
                   Nitta Corporation.
         10.11(3)  Note  Purchase  Agreement  dated March 27,  1995  between the
                   Registrant and H&Q Healthcare Investors and H&Q Life Sciences
                   Investors,  as  amended  by  a  Notice  of  Conversion  dated
                   December 20, 1995.
         10.12(4)  Agreement  dated February 26, 1996 between the Registrant and
                   Nitta Corporation.
         10.13(4)  Letter dated March 29, 1996 regarding the Agreement  dated as of July  29,  1995  between  the  Registrant  and  BFGoodrich
                   Company.
         10.14     Consulting Agreement dated May 1, 1996 between the Registrant and Richard Dulude.
         10.15     1996  Intellicoat  Stock  Option  Plan  and  form  of  Option
                   Agreements.
         10.16     1996  Non-Executive  Stock  Option  Plan and  form of  Option
                   Agreements.
         11.1      Calculation of Loss Per Share.
         23.1      Consent of Independent Auditors.
         24.1      Power of Attorney.  See page 52.
         27.1      Financial Data Schedule

-------------------

         (1)       Incorporated   by   reference   to  Exhibit  3.4  filed  with
                   Registrant's Registration statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (2)       Incorporated   by   reference   to  Exhibit  3.5  filed  with
                   Registrant's Registration statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (3) Incorporated by reference to the identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (4)       Incorporated  by  reference  to  the   identically   numbered
                   exhibits filed with the Registrant's Form 10-Q filed for the quarter ended April 30, 1996.

(d)      Financial Statement Schedules

                   Schedule II  Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 29, 1997.

                            LANDEC CORPORATION

                            By:   /s/ Joy T. Fry
                                  ----------------------------------------------
                                      Joy T. Fry
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gary T. Steele and Joy T. Fry, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report on Form 10-K.


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                      Signature                                              Title                              Date
                      ---------                                              -----                              ----

                 /s/ Gary T. Steele
------------------------------------------------------
                   Gary T. Steele                     President and Chief Executive Officer (Principal     January 29, 1997
                                                      Executive Officer)

                   /s/ Joy T. Fry
------------------------------------------------------
                     Joy T. Fry                       Vice President of Finance and Administration and     January 29, 1997
                                                      Chief Financial Officer (Principal Financial and
                                                      Accounting Officer)

------------------------------------------------------
                  Mitchell J. Blutt                   Director                                             January 29, 1997


                 /s/ Kirby L. Cramer
------------------------------------------------------
                   Kirby L. Cramer                    Director                                             January 29, 1997


                /s/ Richard  Dulude
------------------------------------------------------
                  Richard  Dulude                   Director                                             January 29, 1997


               /s/ Stephen E. Halprin
------------------------------------------------------
                 Stephen E. Halprin                   Director                                             January 29, 1997


              /s/ Richard S. Schneider
------------------------------------------------------
                Richard S. Schneider                  Director                                             January 29, 1997


                 /s/ Ray F. Stewart
------------------------------------------------------
                   Ray F. Stewart                     Director                                             January 29, 1997


                                  EXHIBIT INDEX

        Exhibit
         Number                             Exhibit Title
         ------                             --------------

         10.3 1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

         10.4 1995 Directors' Stock Option Plan, as amended, and form of Option Agreement.

         10.14 Consulting Agreement dated May 1, 1996 between the Registrant and Richard Dulude.

         10.15 1996 Intellicoat Stock Option Plan and form of option agreements.

         11.1      Calculation of Loss Per Share.

         23.1      Consent of Independent Auditors

         27.1      Financial Data Schedule