Form 10-Q
period 1997-01-31
LANDEC CORP \CA\
filed 1997-03-14
CIK 1005286

This  document  consists of 17 pages,  of which this is page Number 1.
          The index to Exhibits is on Page 15.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Quarter Ended January 31, 1997, or

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

                                    Yes   X       No
                                        ----         ----

     As of February 5, 1997, 10,768,154 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                FORM 10-Q For the Quarter Ended January 31, 1997

                                      INDEX

                                                                            Page

           Facing sheet                                                       1

           Index                                                              2

Part I.    Financial Statements

Item 1.    a)  Consolidated  condensed  balance sheets as of January 31,
               1997 and October 31, 1996                                      3

           b)  Consolidated  statements  of  operations  for  the  three
               months ended January 31, 1997 and 4 1996                       4

           c)  Consolidated  statements  of cash  flows  for  the  three
               months ended January 31, 1997 and 5 1996                       5

           d)  Notes  to  consolidated  financial  statements                 6

Item 2.    Management's   Discussion   and   Analysis  of  Financial
           Condition and Results of Operations                                7


Part II.   Other Information                                                 13

           Signature                                                         14

           Index to Exhibits                                                 15

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                     January 31,     October 31,
                                                        1997            1996
                                                     ----------      -----------
                                 Assets

Current Assets:
     Cash and cash equivalents                         $10,370          $14,185
     Short-term investments                             24,429           22,325
     Accounts receivable, net                              102               23
     Inventories                                           478              549
     Prepaid expenses and other current assets             215              188
                                                       -------          --------
Total Current Assets                                    35,594           37,270

Property and equipment, net                              1,255              963
Other assets                                               125              125
                                                       -------          --------
                                                       $36,974          $38,358
                                                       =======          ========

                  Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                                  $   298           $  484
     Accrued compensation                                  307              250
     Other accrued liabilities                             202              259
     Current portion of capital lease obligations          237              229
     Deferred revenue                                      229              166
                                                       -------          --------
Total Current Liabilities                                1,273            1,388

Non-current portion of capital lease obligations           267              330

Shareholders' Equity:
     Preferred stock                                         -                -
     Common stock                                       68,296           68,242
     Notes receivable from shareholders                    (13)             (13)
     Deferred compensation                                (283)            (311)
     Accumulated deficit                               (32,566)         (31,278)
                                                       -------          --------
Total Shareholders' Equity                              35,434           36,640
                                                       -------          --------
                                                       $36,974          $38,358
                                                       =======          ========



                         See accompanying notes.

                           LANDEC CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands, except per share amounts)

                                                 Three Months Ended January 31,
                                                     1997              1996
                                                  ---------          --------
Revenues:
     Product sales                                $    173           $    131
     Research and development revenues                 217                288
                                                  --------           --------
Total revenues                                         390                419

Operating costs and expenses:
     Cost of product sales                             309                244
     Research and development                          916                953
     Selling, general and administrative               934                491
                                                  --------           --------
Total operating costs and expenses                   2,159              1,688
                                                  --------           --------
Operating loss                                      (1,769)            (1,269)

Interest income                                        494                 67
Interest expense                                       (20)               (46)
                                                  --------           --------
Net loss                                          $ (1,295)          $ (1,248)
                                                  ========           ========


Net loss per share                                $   (.12)          $  (2.26)
                                                  ========           ========
Shares used in computation of
  net loss per share                                10,760                552
                                                  ========           ========

Supplemental net loss per share                                      $   (.17)
                                                                     ========
Shares used in computation of supplemental
  net loss per share                                                    7,403
                                                                     ========



                         See accompanying notes.

                           LANDEC CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)
                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                     1997               1996
                                                                                   --------           --------

Cash flows from operating activities:
Net loss                                                                           $ (1,295)          $ (1,248)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      108                 96
     Amortization of deferred compensation                                               28                 28
     Changes in current assets and liabilities:
         Accounts receivable                                                            (79)               (77)
         Inventory                                                                       71                  -
         Prepaid expenses and other current assets                                      (27)               (20)
         Accounts payable                                                              (186)               279
         Accrued compensation                                                            57                (70)
         Other accrued liabilities                                                      (57)               (30)
         Deferred revenue                                                                63               (129)
                                                                                   --------           --------
     Total adjustments                                                                  (22)                77
                                                                                   --------           --------
Net cash used in operating activities                                                (1,317)            (1,171)
                                                                                   --------           --------

Cash flows from investing activities:
Purchases of property and equipment                                                    (400)              (105)
Purchases of available-for-sale securities                                           (8,597)            (1,024)
Maturities of available-for-sale securities                                           6,500                  -
                                                                                   --------           --------
Net cash used in investing activities:                                               (2,497)            (1,129)
                                                                                   --------           --------

Cash flows from financing activities:
Proceeds from sale of common stock                                                       54                  8
Payments of capital lease obligations                                                   (55)               (57)
Initial public offering expenditures                                                      -               (423)
                                                                                   --------           --------
Net cash used in financing activities                                                    (1)              (472)
                                                                                   --------           --------

Net decrease in cash and cash equivalents                                            (3,815)            (2,772)

Cash and cash equivalents at beginning of period                                     14,185              3,585
                                                                                   --------           --------

Cash and cash equivalents at end of period                                         $ 10,370           $    813
                                                                                   ========           ========


                             See accompanying notes.

                                  -5-

                           LANDEC CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at January 31, 1997, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

         The results of operations for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1997.

2.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                            January 31,        October 31,
                                               1997               1996
                                           -----------        ------------
 Raw materials..........................   $    127           $    149
 Work in process........................        218                245
 Finished goods.........................        133                155
                                           -----------        ------------
                                           $    478           $    549
                                           ===========        ============


3.   Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive. Supplemental per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed by giving retroactive effect from the date of issuance to the conversion of preferred stock and promissory notes which automatically converted to common shares upon the closing of the Company's initial public offering in February, 1996.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer(R) technology and related products. The Company launched its first product line, QuickCast(TM) splints and casts, in April 1994. The Company launched its second product line, Intellipac(TM) breathable membranes for the fresh-cut produce packaging market, in September 1995. To date, the Company has recognized $1,864,000 in total QuickCast product and Intellipac breathable membrane sales. The balance of revenues to date have resulted from license fees, collaborative arrangements and Small Business Innovative Research ("SBIR") government grants. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through January 31, 1997, the Company's accumulated deficit was $32,566,000.

Results of Operations

         Total revenues were $390,000 for the first quarter of fiscal year 1997 compared to $419,000 for the first quarter of fiscal year 1996. Revenues from product sales increased to $173,000 in the first quarter of fiscal year 1997 from $131,000 in the first quarter of fiscal year 1996 due primarily to the increased sales volumes of Intellipac breathable membrane products. Revenues from research and development funding decreased to $217,000 for the first quarter of fiscal year 1997 from $288,000 for the first quarter of fiscal year 1996 due to the discontinuation of revenue related to a modification of the Company's agreement with The BFGoodrich Company in March 1996.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $309,000 for the first quarter of fiscal year 1997 compared to $244,000 for the first quarter of fiscal year 1996, an increase of 27%. Cost of product sales as a percentage of product sales decreased to 179% in the first quarter of fiscal year 1997 from 186% in the first quarter of fiscal year 1996. The decrease in the cost of product sales as a percentage of product sales was primarily the result of increased sales volumes of the Intellipac breathable membrane products. The Company experienced negative gross margins for its products sales due to the early stage of commercialization of the Company's products and related initial production costs. The Company anticipates that if revenues from product sales increase, gross margins should improve as the fixed portion of cost of product sales will be allocated over higher sales. Improvements in gross margins due to increased products sales, if any, may be offset in the future if the Company increases the fixed portion of cost of product sales. Due to the early stage of commercialization, however, the Company is unable to predict with any certainty future gross margins.

         Research and development expenses were $916,000 for the first quarter of fiscal year 1997 compared to $953,000 for the first quarter of fiscal year 1996, a decrease of 4%. Research and development expenses decreased primarily as a result of decreased development costs in the Company's QuickCast products. In future periods, the

Company expects that spending for research and development will increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $934,000 for the first quarter of fiscal year 1997 compared to $491,000 for the first quarter of fiscal year 1996, an increase of 90%. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses and the additional administrative costs associated with supporting a public company. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development and administrative expenses. Sales and marketing expenses increased to $536,000 for the first quarter of fiscal year 1997 from $205,000 for the first quarter of fiscal year 1996. The increase in sales and marketing expenses was attributable to the costs to support four national U.S. distributors for QuickCast products, including the creation of an internal sales department. The Company expects that selling, general and administrative spending will increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Net interest income for the first quarter of fiscal year 1997 was $474,000 compared to $21,000 for the first quarter of fiscal year 1996. Net interest income increased due to interest income earned on the Company's initial public offering proceeds.

Liquidity and Capital Resources

         As of January 31, 1997 the Company had $34,799,000 of cash, cash equivalents and short-term investments. Cash used in operating activities increased $146,000 to $1,317,000 for the first quarter of fiscal year 1997 from $1,171,000 for the comparable period in fiscal year 1996. This increase in cash used in operations was due primarily to a decrease in current liabilities. During the first quarter of fiscal year 1997, the Company purchased seed processing equipment and incurred leasehold improvement expenditures to support Intellicoat's product development. These expenditures represented the majority of property and equipment purchases during the first quarter of fiscal year 1997. The Company believes that existing cash, cash equivalents and short-term investments, including the proceeds from the initial public offering, will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; payments received under research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; complying with regulatory requirements; competing technological and market developments; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds together with the internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

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

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including net losses of $1,295,000 and $1,248,000 during the first quarter of fiscal years 1997 and 1996, respectively, and the Company's accumulated deficit as of January 31, 1997 totaled $32,566,000. The

Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain.

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

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich
Company and Hitachi Chemical Co., Ltd. ("Hitachi") in connection with its Intelimer polymer systems, Fresh Express Farms and PrintPack, Inc. in connection with its Intellipac breathable membrane products, Nitta Corporation ("Nitta") and Hitachi in connection with its industrial adhesive products and Smith & Nephew Medical Limited ("Smith & Nephew"), Physician Sales and Services, Inc., North Coast Medical, Inc. and Sammons Preston, Inc. in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. A significant portion of Landec's revenues to date have been derived from commercial research and development collaborations and license agreements. In the first quarter of fiscal year 1997, development funding from these collaborative arrangements comprised approximately 56% of the Company's total revenues. Development funding from Hitachi and Nitta represented approximately 48% of the Company's revenues for the first quarter of fiscal year 1997. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances.

         The Company anticipates that it will terminate its relationship with Smith & Nephew during the second quarter of fiscal year 1997 for the sales and distribution of QuickCast products in certain European and Pacific

Rim countries, Canada and South Africa, and, as a result, the Company is currently in the process of initiating distribution relationships with other independent distributors in selected countries.

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

         International Operations and Sales. In the first quarter of the fiscal years 1997 and 1996, approximately 51% and 46% of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues will continue to account for a significant portion of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         No Prior Public Market; Possible Volatility of Stock Price. Factors such as announcements of technological innovations, the attainment of (or failure  to  attain)  milestones  in  the  commercialization  of  the  Company's technology, new products, new patents or changes in existing patents, or development of new, collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have often been unrelated to the operating performance of such companies. These broad fluctuations may adversely effect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  11.1     Computation   of  loss  per  share  (See  Note  3  to
                           Financial Statements in Part I of this Form 10-Q.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANDEC CORPORATION


                               By:/s/           JOY T. FRY
                                  ------------------------------------------
                                                Joy T. Fry
                                  Vice President, Finance and Administration
                                           and Chief Financial Officer
                                  (Duly Authorized and Principal Financial
                                   and Accounting Officer)


Date:    March 7, 1997

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

Exhibit                                                            Sequentially
Number                     Exhibit                                 Numbered Page
-------                    -------                                 -------------

11.1    Statement Regarding Computation of Net Loss Per Share             16
27.1    Financial Data Schedule                                           17