Form 10-Q
period 1997-04-30
LANDEC CORP \CA\
filed 1997-06-16
CIK 1005286

This document consists of 37 pages, of which this is page Number 1. The index to Exhibits is on Page 18.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended April 30, 1997, or

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

         As of May 31, 1997, 11,221,910 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                 FORM 10-Q For the Quarter Ended April 30, 1997

                                      INDEX

                                                                            Page

          Facing sheet                                                        1

          Index                                                               2

Part I.   Financial Information

Item 1.   Financial Statements:

          a)  Consolidated  condensed  balance sheets as of April 30, 1997
              and October 31, 1996                                            3

          b)  Consolidated  statements of operations for the three and six
              months ended April 30, 1997 and 1996                            4

          c)  Consolidated  statements  of cash  flows for the six  months
              ended April 30, 1997 and 1996                                   5

          d)  Notes to consolidated financial statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

Part II.  Other Information

          Signature                                                          17

          Index to Exhibits                                                  18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                         April 30,   October 31,
                                                           1997         1996
                                                         --------    --------
                                     Assets

Current Assets:
     Cash and cash equivalents                           $  2,043    $ 14,185
     Short-term investments                                19,114      22,325
     Restricted investment                                  8,838        --
     Accounts receivable, net                               2,046          23
     Inventories                                            2,295         549
     Prepaid expenses and other current assets                356         188
                                                         --------    --------
Total Current Assets                                       34,692      37,270

Property and equipment, net                                 3,888         963
Intangible assets, net                                      7,057        --
Other assets                                                  126         125
                                                         --------    --------
                                                         $ 45,763    $ 38,358
                                                         ========    ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                    $  1,398    $    484
     Accrued compensation                                     459         250
     Other accrued liabilities                                482         259
     Payable related to acquisition of Dock
       Resins Corporation                                   9,528        --
     Current portion of long term debt                        321         229
     Deferred revenue                                         292         166
                                                         --------    --------
Total Current Liabilities                                  12,480       1,388

Non-current portion of long term debt                         159         330
Deferred compensation                                         127        --

Stockholder's Equity:
     Common stock                                          70,433      68,242
     Notes receivable from shareholders                       (13)        (13)
     Deferred compensation                                   (255)       (311)
                                                         --------    --------
     Accumulated deficit                                  (37,168)    (31,278)
                                                         --------    --------
Total Stockholders' Equity                                 32,997      36,640
                                                         --------    --------
                                                         $ 45,763    $ 38,358
                                                         ========    ========

                             See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per-share data)

                                                        Three Months Ended April 30,       Six Months Ended April 30,
                                                          1997             1996              1997             1996
                                                          ----             ----              ----             ----
Revenues:
     Product sales                                     $    767         $    281           $    940         $    412
     License fees                                          --                600               --                600
     Research and development revenues                      242              394                459              682
                                                       --------         --------           --------         --------
Total revenues                                            1,009            1,275              1,399            1,694

Operating costs and expenses:
     Cost of product sales                                  634              295                943              539
     Research and development                             1,030              945              1,946            1,898
     Selling, general and administrative                  1,316              733              2,250            1,224
     Purchase of in-process research and
       development                                         --               --                 --               --
                                                          3,022             --                3,022             --
                                                       --------         --------           --------         --------
Total operating costs and expenses                        6,002            1,973              8,161            3,661
                                                       --------         --------           --------         --------
Loss from operations                                     (4,993)            (698)            (6,762)          (1,967)

Interest income                                             438              439                932              506
Interest expense                                            (17)              (8)               (37)             (54)
                                                       --------         --------           --------         --------
Net loss                                               $ (4,572)        $   (267)          $ (5,867)        $ (1,515)
                                                       ========         ========           ========         ========

Net loss per share                                     $  (0.42)        $  (0.03)          $  (0.54)        $  (0.32)
                                                       ========         ========           ========         ========

Shares used in computation of net loss per share         10,829            8,874             10,794            4,713
                                                       ========         ========           ========         ========

                             See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                Six Months Ended April 30,
                                                                                   1997            1996
                                                                                   ----            ----
Cash flows from operating activities:
     Net loss                                                                      $ (5,867)   $ (1,515)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of assets under capital leases                       251         195
     Amortization of intangibles                                                         17        --
     Amortization of deferred compensation                                               56          56
     Write-off of purchased in-process research and development                       3,022        --
     Changes in current  assets and  liabilities  (net of effects of Dock Resins acquisition):
         Accounts receivable                                                            (69)        (10)
         Inventories                                                                     91         (20)
         Prepaid expenses and other current assets                                      (63)       (122)
         Accounts payable                                                              (177)          7
         Accrued compensation                                                           114          24
         Other accrued liabilities                                                      (71)        142
         Deferred revenue                                                               125         175
                                                                                   --------    --------
     Total adjustments                                                                3,296         447
                                                                                   --------    --------
Net cash used in operating activities                                                (2,571)     (1,068)
                                                                                   --------    --------

Cash flows from investing activities:
     Purchases of property and equipment                                               (675)       (189)
     Increase in other assets                                                             1          26
     Acquisition of Dock Resins, net of cash acquired                                (3,230)       --
     Purchases of available-for-sale securities                                     (14,404)    (20,108)
     Sale of available-for-sale securities                                            4,041        --
     Maturities of available-for-sale securities                                     13,550       3,000
                                                                                   --------    --------
Net cash used in investing activities                                                  (717)    (17,271)
                                                                                   --------    --------
Cash flows from financing activities:
     Purchase of restricted investment                                               (8,838)       --
     Proceeds from sale of common stock                                                  94      35,062
     Proceeds from repayment of notes receivable                                       --             9
     Payments of long-term debt                                                        (110)       (136)
                                                                                   --------    --------
Net cash (used in) provided by financing activities                                  (8,854)     34,935
                                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                                (12,142)     16,596

Cash and cash equivalents at beginning of period                                     14,185       3,585
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  2,043    $ 20,181
                                                                                   ========    ========

                             See accompanying notes.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1997, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

         The results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1997.

2.   Acquisition of Dock Resins

         On April 18, 1997, the Company acquired Dock Resins Corporation ("Dock Resins") a privately-held manufacturer and marketer of specialty acrylics and other polymers located in Linden, New Jersey for approximately $15.8 million comprised of $13.7 million in cash, a secured promissory note due in January 1998 and direct acquisition costs along with 396,039 shares of common stock valued at $2.1 million. A payable of $9.5 million has been recorded to recognize the promissory note and other liabilities related to the acquisition. An investment of $8.8 million has been set aside as security for payment of the promissory note. In addition, $1.5 million of the cash consideration and all of the equity consideration was set aside in escrow to cover future costs associated with obligations under the representations and warranties made by Dock Resins in connection with the acquisition. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on independent valuations and other studies as of the date of acquisition. The following is a summary of the purchase price allocation (in thousands):

               Net assets and liabilities                       $     3,181
               Property, plant and equipment                          2,501
               Covenant not to compete                                   77
               Customer base                                            496
               Work force in place                                      690
               Trademark                                                775
               Developed technology                                   5,036
               In-process research and development                    3,022
                                                                -----------
                                                                $    15,778
                                                                ===========

         The intangible assets are being amortized over five to twenty years based on their individually estimated useful lives. The $3,022,000 allocated to in-process research and development technology, as determined by an independent appraisal, was expensed during the quarter ended April 30, 1997 as required under generally accepted accounting principles. The $2,501,000 allocated to property, plant and equipment is based on its fair value as determined by an independent appraisal.

         The Company's results of operations and cash flows for the three months and six months ended April 30, 1997 include the results of Dock Resins from April 18, 1997 through April 30, 1997.

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market after writing-up inventories acquired from Dock Resins to their estimated fair market values net of estimated selling costs, and consisted of the following:

                                                April 30,        October 31,
                                                  1997              1996
                                                  ----              ----
                                                      (in thousands)
     Raw materials . . . . . . . . . . . . . .   $   690          $  149
     Work in process . . . . . . . . . . . . .       173             245
     Finished goods  . . . . . . . . . . . . .     1,432             155
                                                 -------          ------
                                                 $ 2,295          $  549
                                                 =======          ======

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended October 31, 1996 contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, under "Risk Factors."

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer(R) technology and related products. The Company launched its first product line, QuickCast(TM) splints and casts, in April 1994. The Company launched its second product line, Intellipac(TM) breathable membranes for the fresh-cut produce packaging market, in September 1995. To date, the Company has recognized $2.1 million in total QuickCast product and Intellipac breathable membrane sales. On April 18, 1997 the Company acquired Dock Resins, which is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. For the period from the acquisition date to April 30, 1997 the Company recognized $516,000 in revenue from Dock Resins' product sales. The balance of revenues to date have resulted from license fees, collaborative arrangements and Small
Business Innovative Research government grants. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through April 30, 1997, the Company's accumulated deficit was $37.2 million.

Results of Operations

         Total revenues were $1.0 million for the second quarter of fiscal year 1997 compared to $1.3 million for the second quarter of fiscal year 1996.
Revenues from product sales increased to $767,000 in the second quarter of fiscal year 1997 from $281,000 in the second quarter of fiscal year 1996 due primarily to $516,000 of product sales from Dock Resins partially offset by lower sales of Intellipac breathable membrane products due to lower per unit sale prices. There were no revenues from license fees during the second quarter of fiscal year 1997 compared to $600,000 during the second quarter of fiscal year 1996. The decrease in license fees revenue was due to a one time payment in the second quarter of 1996 under an expanded agreement with Nitta Corporation. Revenues from research and development funding decreased to $242,000 for the second quarter of fiscal year 1997 from $394,000 for the second quarter of fiscal year 1996. The decrease in research and development revenue was due primarily to fewer research and development contracts. For the first six months of fiscal year 1997 total revenues were $1.4 million compared to $1.7 million during the same period in 1996. Revenue from product sales for the first six months in fiscal year 1997 increased to $940,000 from $412,000 during the same period in 1996 due to $516,000 of product sales from Dock Resins, a small increase in sales of QuickCast products partially offset by a small decrease in sales of Intellipac breathable membrane products. There were no revenues from license fees during the first six months of fiscal year 1997 compared to $600,000 during the same period in 1996. Revenue from research and development funding for the first six months in fiscal year 1997 decreased to $459,000 from $682,000 during the same period in 1996 due to a decrease in research and development contracts in fiscal year 1997. The Company expects product sales to increase during the remainder of fiscal year 1997 based on the historical results of Dock Resins.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $634,000 for the second quarter of fiscal year 1997 compared to $295,000 for the second quarter of fiscal year 1996, an increase of 115%. Cost of product sales as a percentage of product sales decreased to 83% in the second quarter of fiscal year 1997 from 105% in the second quarter of fiscal year 1996. Cost of product sales for the first six months of fiscal year 1997 was $943,000 compared to $539,000 during the same period in 1996, an increase of 75%. Cost of product sales as a percentage of product sales decreased to 100% for the first six months of fiscal year 1997 from 131% during the same period in 1996. These decreases in the cost of product sales as a percentage of product sales were primarily the result of a lower percentage cost of product sales in the Dock Resins product line. The Company anticipates that gross margins will improve during the remainder of fiscal year 1997 due to revenues from Dock Resins product sales and the historically higher margins derived by Dock Resins. However, longer-term improvement is unpredictable due to the early stage commercialization of several of the Company's products and integration of certain of these products into Dock Resins' manufacturing process.

         Research and development expenses were $1.0 million for the second quarter of fiscal year 1997 compared to $945,000 for the second quarter of fiscal year 1996, an increase of 9%. For the first six months of fiscal years 1997 and 1996 research and development expenses were relatively flat at $1.9 million in both six-month periods. Research and development expenses increased in the second quarter of fiscal year 1997 from the second quarter of fiscal year 1996 primarily due to increased development costs for the Company's Intelimer polymer systems and Intellicoat(TM) products. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $1.3 million for the second quarter of fiscal year 1997 compared to $733,000 for the second quarter of fiscal year 1996, an increase of 80%. For the first six months of fiscal year 1997 selling, general and administrative expenses were $2.2 million compared to $1.2 million during the same period in 1996, an increase of 84%. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses and the additional administrative costs associated with supporting a public company for an entire six-month period (the Company's initial public offering was completed on February 15, 1996). Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, staff and administrative expenses. Sales and marketing expenses increased to $744,000 for the second quarter of fiscal year 1997 from $378,000 for the second quarter of fiscal year 1996. For the first six months of fiscal year 1997 sales and marketing expenses increased to $1.3 million compared to $583,000 during the same period in 1996. The increase in sales and marketing expenses was primarily attributable to the costs to support four national U.S. distributors for QuickCast products including the creation of an internal sales department for QuickCast products and the creation of marketing departments for the Intelimer polymer systems and Intellicoat products. The Company expects that selling, general and administrative spending will increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Net interest income of $421,000 for the second quarter of fiscal year 1997 was relatively unchanged compared to $431,000 for the second quarter of fiscal year 1996. For the first six months of fiscal year 1997 net interest income was $895,000 compared to $452,000 during the same period in 1996. Net interest income increased due to more cash being available for investing from the Company's initial public offering in February 1996.

Liquidity and Capital Resources

         As of April 30, 1997 the Company had unrestricted cash, cash equivalents and short-term investments of $21.2 million, a net decrease of $15.3 million from $36.5 million as of October 31, 1996. This decrease was primarily due to funding operating losses of $2.6 million for the first six months of fiscal year 1997, and the net payment of $3.2 million and restricted cash related to the acquisition of Dock Resins. The Company has payables totaling $9.5 million related to the acquisition of Dock Resins which will be distributed by the first quarter of fiscal 1998. An investment totaling $8.8 million has been set aside for payment of the related promissory note.

         During the first six months of fiscal year 1997, the Company purchased seed processing equipment and incurred leasehold improvements expenditures to support the development of Intellicoat products. These expenditures represented the majority of the $675,000 of property and equipment purchased during the first six months of fiscal year 1997.

         The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the assimilation and integration of Dock Resins into Landec; the timing and amount, if any, of payments received under research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

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

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including net losses of $4.6 million and $267,000 during the second quarter of fiscal year 1997 and 1996, respectively, and the Company's accumulated deficit as of April 30, 1997 totaled $37.2 million. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain and there can be no assurance that the Company will be able to reach profitability at all.

         Uncertainty Relating to Integration of Dock Resins. The successful combination of the Company and Dock Resins will require substantial effort from each organization. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on the Company's ability to realize the anticipated benefits of the acquisition. The successful combination of the two companies will also require coordination of their research and development, manufacturing, and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain Dock Resins' key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of the acquisition.

         Early Commercialization; Dependence on New Products and Technologies; Uncertainty of Market Acceptance. While the Company recently commenced marketing certain of its Intelimer polymer products, it is in the early stage of product commercialization of these products and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing industrial, food packaging, medical and agricultural companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the cost of producing the Company's products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and market successfully new products could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich
Company and Hitachi Chemical Co., Ltd. ("Hitachi") in connection with its Intelimer polymer systems, Fresh Express Farms and PrintPack, Inc. ("PrintPack) in connection with its Intellipac breathable membrane products, Nitta Corporation ("Nitta") and Hitachi in connection with its adhesive products and Smith & Nephew Medical Limited ("Smith & Nephew"), Physician Sales and Services, Inc., North Coast Medical, Inc. and Sammons Preston, Inc. in connection with its QuickCast orthopedic products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. A significant portion of the Company's revenues to date have been derived from commercial research and development collaborations and license agreements. In the second quarter of fiscal year 1997, development funding from these collaborative arrangements comprised approximately 24% of the Company's total revenues. Development funding from Hitachi and Nitta represented approximately 19% of the Company's revenues for the second quarter of fiscal year 1997. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain circumstances.

         In March of 1997, the Company terminated its relationship with Smith & Nephew for the sales and distribution of QuickCast products in certain European and Pacific Rim countries, Canada and South Africa.

         In May of 1997, the Company agreed to amend its co-development and marketing agreement with PrintPack in the Intellipac breathable membrane area by removing the exclusivity restrictions. This amendment will allow Landec to explore other sources of packaging material and application equipment and product development opportunities while continuing the collaboration with PrintPack on a non-exclusive basis.

         There can be no assurance that the Company's partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacture, marketing or sale of its current and future products in such markets. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements.

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

         Limited Manufacturing Experience; Dependence on Third Parties. The Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this. The Company has experienced negative gross margins on certain of its product sales to date. Although Dock Resins will provide practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for the Company. The Company anticipates that a substantial portion of the Company's products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. The Company's reliance on this facility involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, and manufacturing yields and costs. The Company may also need to consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company is dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. The occurrence of any of these factors could have a material adverse effect on the Company's business, operating results and financial condition. The manufacture of the Company's products will be subject to periodic inspection by regulatory authorities. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Customer Concentration. In the past, a limited number of customers have accounted for a substantial portion of Dock Resins' net revenues. For the three months ended March 31, 1997 and the twelve months ended December 31, 1996, sales to Dock Resins' top five customers accounted for approximately 51% of Dock Resins' net revenues, with the top customer accounting for 28% and 29%, respectively, of Dock Resins' net revenues. The Company expects that for the foreseeable future a limited number of customers may account for a substantial portion of its net revenues from the Linden, New Jersey facility acquired in the purchase of Dock Resins. Dock Resins has in the past experienced changes from year to year in the composition of its major customer base and the Company believes this pattern may continue. Dock Resins does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the products manufactured in the Linden facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Dock Resins' current customers will continue to place orders with the Company, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

         Patents and Proprietary Rights. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company has received a letter alleging that its Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Environmental Regulations. Federal state and local regulations impose various environmental controls on the discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in certain manufacturing processes. Dock Resins is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials. Although the factual situations and the progress of each of these matters differ, the Company believes it has retained adequate reserves to account for any resultant liability, including any New Jersey Industrial Site Recovery Act remediation regarding its Linden, New Jersey facility. In most cases, the Company's liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements.

         Limited Sales or Marketing Experience. Although Dock Resins has experience in marketing products in certain common markets with Landec's Intelimer polymer products, the Company has only limited experience marketing and selling its Intelimer polymer products. While Dock Resins will provide consultation and in some cases direct marketing support for Landec's Intelimer polymer products, the Company intends to distribute certain of its products through its corporate partners and other distributors and to sell certain other products through a direct sales force. Establishing sufficient marketing and sales capability may require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales efforts will be successful. The Company has recently changed its distribution approach with respect to the QuickCast product line in the United States to include several national distributors. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

         International Operations and Sales. In the second quarter of the fiscal year 1997 and 1996, approximately 22% and 66%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues will continue to be an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

         Quarterly Fluctuations in Operating Results. In the past, the Company's results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. In addition, the Company cannot predict rates of licensing fees and royalties received from its partners or ordering rates by its distributors, some of which place infrequent stocking orders, while others order at regular intervals. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will become or remain consistently profitable in the future.

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

         Possible Volatility of Stock Price. Factors such as announcements of technological innovations, the attainment of (or failure to attain) milestones in the commercialization of the Company's technology, new products, new patents or changes in existing patents, the acquisition or disposal of a part of the business, or development of new, collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of such companies. These broad fluctuations may adversely effect the market price of the Company's common stock.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         In connection with the acquisition of Dock Resins on April 18, 1997, the Company acquired all of the outstanding capital stock of Dock Resins in exchange for an aggregate of 396,039 shares of the Company's common stock and $13.7 million in cash, a secured promissory note and direct acquisition costs. The issuance of securities in this Item 2 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipient of the securities in such transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipient was given adequate access to information about the Company.

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on March 19, 1997 the following proposals were adopted by the margins indicated:

                                                               Number of Shares
                                                               ----------------
                                                Voted For         Withheld
                                                ---------         --------

1.   Three   Class  I   directors   were
     elected by the margins indicated to
     serve  until the next odd  numbered
     year Annual  Meeting  (1999) during
     which  their   successors  will  be
     elected and qualified:

         Ray F. Stewart                          6,729,788           12,600

         Stephen E. Halprin                      6,729,288           13,100

         Richard S. Schneider, Ph.D.             6,729,288           13,100

     The four  Class II  directors  were
     not up for  election  at the Annual
     Meeting.   These   four   Class  II
     directors, Gary T. Steele, Kirby L.
     Cramer,  Richard Dulude, and Damion
     E.  Wicker,  M.D.,  will  serve  as
     Class II  directors  until the next
     even-numbered     Annual    Meeting
     (1998),  when their successors will
     be elected and qualified.

                                                                 Voted          Voted                       Broker
                                                                  For          Against        Abstain      Non-Votes
                                                                  ---          -------        -------      ---------

2.    To approve the adoption of the Company's 1996 Stock       5,073,371       502,099         18,200     1,148,718
      Option Plan

3.    To approve an amendment to the Company's 1995             6,241,859        83,954          9,700       406,875
      Directors' Stock Option Plan to provide that the
      options granted thereunder vest in full on the date
      of grant.

4.    To ratify the appointment of Ernst & Young LLP as         6,735,884         3,404          3,100             0
      independent public accountants of the Company for
      the fiscal year ending October 31, 1997.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.17    1996 Stock Option Plan and Form of Option Agreements

                  27.1     Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended April 30, 1997. On May 6, 1997, the Company filed a Form 8-K reporting the acquisition of Dock Resins.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANDEC CORPORATION


                               By:/s/                 JOY T. FRY
                                  ----------------------------------------------
                                                      Joy T. Fry
                                      Vice President, Finance and Administration
                                              and Chief Financial Officer
                                           (Duly Authorized and Principal
                                          Financial and Accounting Officer)


Date:    June 13, 1997

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

Exhibit                                                            Sequentially
-------                                                            ------------
Number                              Exhibit                        Numbered Page
------                              -------                        -------------

10.17     1996 Stock Option Plan and Form of Option Agreement            19

27.1      Financial Data Schedule                                        37