Form 10-Q
period 1997-07-31
LANDEC CORP \CA\
filed 1997-09-15
CIK 1005286

This document consists of 63 pages, of which this is page
                 Number 1. The index to Exhibits is on Page 19.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended July 31, 1997, or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    Yes X    No
                                       ---     ---

         As of August 22, 1997, 11,247,137 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                  FORM 10-Q For the Quarter Ended July 31, 1997

                                      INDEX

                                                                            Page
             Facing sheet                                                      1

             Index                                                             2

Part I.      Financial Information

Item 1.      Financial Statements:
             a)     Consolidated condensed balance sheets as of
                    July 31, 1997 and October  31, 1996                        3

             b)     Consolidated statements of operations for the
                    three and nine months ended July 31, 1997 and 1996         4

             c)     Consolidated statements of cash flows for the
                    nine months ended July 31, 1997 and 1996                   5

             d)     Notes to consolidated financial statements                 6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

Part II.     Other Information

             Signature                                                        18

             Index to Exhibits                                                19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                          July 31,   October 31,
                                                            1997        1996
                                                        -----------  -----------
                                     Assets
Current Assets:
     Cash and cash equivalents                           $  7,740      $ 14,185
     Short-term investments                                11,280        22,325
     Restricted investment                                  8,837          --
     Accounts receivable, net                               2,318            23
     Inventories                                            2,125           549
     Prepaid expenses and other current assets                567           188
                                                         --------      --------
Total Current Assets                                       32,867        37,270

Property and equipment, net                                 4,078           963
Intangible assets, net                                      6,916          --
Other assets                                                  202           125
                                                         --------      --------
                                                         $ 44,063      $ 38,358
                                                         ========      ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                    $  1,079      $    484
     Accrued compensation                                     441           250
     Other accrued liabilities                                694           259
     Payable related to acquisition of
     Dock Resins Corporation                                9,105          --
     Current portion of long term debt                        292           229
     Deferred revenue                                         104           166
                                                         --------      --------
Total Current Liabilities                                  11,715         1,388

Non-current portion of long term debt                         129           330
Deferred compensation                                         135          --

Stockholders' Equity:
     Common stock                                          70,490        68,242
     Notes receivable from shareholders                       (13)          (13)
     Deferred compensation                                   (226)         (311)
     Accumulated deficit                                  (38,167)      (31,278)
                                                         --------      --------
Total Stockholders' Equity                                 32,084        36,640
                                                         --------      --------
                                                         $ 44,063      $ 38,358
                                                         ========      ========

                            See accompanying notes.


                                                         LANDEC CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                (In thousands, except per-share data)

                                                                          Three Months Ended July 31,     Nine Months Ended July 31,
                                                                            1997             1996             1997             1996
                                                                            ----             ----             ----             ----
Revenues:
     Product sales                                                      $  4,136         $    260         $  5,076         $    672
     License fees                                                           --               --               --                600
     Research and development revenues                                       212              221              671              903
                                                                         --------        --------         --------         --------
Total revenues                                                             4,348              481            5,747            2,175

Operating costs and expenses:
     Cost of product sales                                                 2,788              233            3,731              772
     Research and development                                              1,370              973            3,316            2,871
     Selling, general and administrative                                   1,465              784            3,715            2,008
     Purchase of in-process research and
       development                                                          --               --              3,022             --
                                                                         --------        --------         --------         --------
Total operating costs and expenses                                         5,623            1,990           13,784            5,651
                                                                         --------        --------         --------         --------
Loss from operations                                                      (1,275)          (1,509)          (8,037)          (3,476)


Interest income                                                              421              530            1,353            1,036
Interest expense                                                            (160)             (23)            (197)             (77)
                                                                         --------        --------         --------         --------
Net loss                                                                $ (1,014)        $ (1,002)        $ (6,881)        $ (2,517)
                                                                        ========         ========         ========         ========



Net loss per share                                                      $  (0.09)        $  (0.09)        $  (0.63)        $  (0.38)
                                                                        ========         ========         ========         =========


Shares used in computation of net loss per share                          11,226           10,668           10,938            6,698
                                                                        ========         ========         ========         ========

                                                       See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                      Nine Months Ended July 31,
                                                               1997        1996
                                                            -------      -------
Cash flows from operating activities:
     Net loss                                                (6,881)   $ (2,517)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization of assets
     under capital leases                                       429         296
     Amortization of intangibles                                158        --
     Amortization of deferred compensation                       85          84
     Write-off of purchased in-process research
     and development                                          3,022        --
     Changes in current  assets and  liabilities
     (net of effects of Dock Resins
       acquisition):
         Accounts receivable                                   (341)        (17)
         Inventories                                            261        (138)
         Prepaid expenses and other current assets             (274)          4
         Accounts payable                                      (496)          8
         Accrued compensation                                    97         (25)
         Other accrued liabilities                              140         (84)
         Deferred revenue                                       (62)        (25)
                                                            --------     -------
     Total adjustments                                        3,019         103
                                                            --------     -------
Net cash used in operating activities                        (3,862)     (2,414)
                                                            --------     -------

Cash flows from investing activities:
     Purchases of property and equipment                     (1,043)       (226)
     Increase in other assets and liabilities                   (68)       (150)
     Acquisition of Dock Resins, net of cash acquired        (3,230)       --
     Purchases of available-for-sale securities             (14,607)    (25,155)
     Sale of available-for-sale securities                    4,041        --
     Maturities of available-for-sale securities             21,603       3,000
                                                            -------      -------
Net cash provided by (used in) investing activities           6,696     (22,531)
                                                            -------      -------

Cash flows from financing activities:
     Purchase of restricted investment                       (8,837)       --
     Proceeds from sale of common stock                         150      35,104
     Proceeds from repayment of notes receivable               --             8
     Payments of payable to Dock Resins                        (423)       --
     Payments of long-term debt                                (169)       (187)
                                                            --------     -------
Net cash (used in) provided by financing activities          (9,279)     34,925
                                                            --------     -------
Net (decrease) increase in cash and cash equivalents         (6,445)      9,980

Cash and cash equivalents at beginning of period             14,185       3,585
                                                            --------     -------
Cash and cash equivalents at end of period                 $  7,740    $ 13,565
                                                            ========     =======

                            See accompanying notes.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1997, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

         The results of operations for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1997.

2.   Acquisition of Dock Resins

         On April 18, 1997, the Company acquired Dock Resins Corporation ("Dock Resins") a privately-held manufacturer and marketer of specialty acrylics and other polymers located in Linden, New Jersey for approximately $15.8 million comprised of $13.7 million in cash, a secured promissory note due in January 1998 and direct acquisition costs along with 396,039 shares of common stock valued at $2.1 million. A payable of $9.5 million was recorded as of the acquisition date to recognize the promissory note and other liabilities related to the acquisition ($442,000 of the other liabilities was paid during the three months ended July 31, 1997). A marketable investment of $8.8 million has been set aside as security for payment of the promissory note. In addition, $1.5 million of the cash consideration and all of the equity consideration was set aside in escrow to cover future costs associated with obligations under the representations and warranties made by Dock Resins in connection with the acquisition. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on independent valuations and other studies as of the date of acquisition. The following is a summary of the purchase price allocation (in thousands):

                 Net assets and liabilities            $ 3,181
                 Property, plant and equipment           2,501
                 Covenant not to compete                    77
                 Customer base                             496
                 Work force in place                       690
                 Trademark                                 775
                 Developed technology                    5,036
                 In-process research and development     3,022
                                                       -------
                                                       $15,778
                                                       =======

         The intangible assets are being amortized over periods of five to twenty years based on their individually estimated useful lives. The $3,022,000 allocated to in-process research and development technology, as determined by an independent appraisal, was expensed during the quarter ended April 30, 1997 as required under generally accepted accounting principles. The $2,501,000 allocated to property, plant and equipment is based on its fair value as determined by an independent appraisal.

         The Company's results of operations and cash flows for the nine months ended July 31, 1997 include the results of Dock Resins from April 18, 1997 through July 31, 1997.

         The following pro-forma summary of consolidated revenues, net loss and net loss per share for the nine months ended July 31, 1997 and 1996 assumes the acquisition occurred on November 1, 1995. These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the Company's financial results if the acquisition had taken place at the beginning of fiscal year 1996 or of future results.

                                           Nine Months Ended July 31,
                                           --------------------------
                                                1997          1996
                                                ----          ----
                                                  (in thousands)
                 Revenues                   $ 12,466      $ 12,061
                                              ======        ======
                 Net loss                   $ (6,823)     $ (2,342)
                                              =======       ======
                 Net loss per share         $  (0.61)     $  (0.33)
                                              =======       ======


3.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                            July 31,       October 31,
                                              1997            1996
                                              ----            ----
                                                 (in thousands)
     Raw materials . . . . . . . . . . .   $   749         $   149
     Work in process  . . . . . . . . .        202             245
     Finished goods  . . . . . . . . . .     1,174             155
                                           --------        -------
                                           $ 2,125         $   549
                                           ========        =======



4.   Recent Accounting Pronouncements

         In February 1997, the Financial Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which the Company will adopt in the three month period ended January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The requirement would have no effect on earnings per share for the nine months ended July 31, 1997 and 1996. The impact of SFAS 128 on the calculation of diluted earnings per share for these periods would also have no effect.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components, SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or cash flows.

5.   Subsequent Events

         On August 21, 1997, Intellicoat Corporation, a wholly owned subsidiary of the Company, entered into an agreement to acquire Williams & Sun, Inc., d/b/a Fielder's Choice Hybrids ("Fielder's Choice"), a privately-held direct marketer of hybrid seed corn, located in Monticello, Indiana, for cash and Landec common stock, with an aggregate estimated value of $10.8 million. Terms of the agreement include additional consideration in the form of a cash earn-out based on future performance of the Fielder's Choice business. The acquisition will be accounted for using the purchase method. The acquisition is subject to certain closing conditions and is expected to be completed during the fourth quarter of fiscal year 1997.

         On August 28, 1997, the net assets of the QuickCast(TM) product line were sold to Bissell Healthcare Corporation ("Bissell") for $950,000 in cash plus royalties on future sales for the next ten years. The Company expects to record a gain of approximately $100,000 from the sale, net of approximately $236,000 of operating losses incurred from the measurement date of June 12, 1997, the date on which the Company adopted a plan to sell its QuickCast product line through July 31, 1997, which have been included in other current assets as of July 31, 1997. QuickCast product sales were $41,000 for the period from May 1, 1997 through June 12, 1997, and $149,000 for the three months ended July 31,1996, $241,000 for the period from November 1, 1997 through June 12, 1997 and $318,000 for the nine months ended July 31, 1996.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1996 contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

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

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer(R) technology and related products. The Company has launched three product lines from this core development -- QuickCast splints and casts, in April 1994; Intellipac(R) breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems in June 1997. To date, the Company has recognized $2.6 million in total QuickCast product, Intellipac breathable membrane and Intelimer Polymer Systems sales. As part of an effort to focus and build on three strategic businesses -- Industrial Polymers, Food Packaging and Agricultural Products -- the Company has recently completed or plans to complete several strategic transactions. On April 18, 1997 the Company acquired Dock Resins, which is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. On August 21, 1997, Intellicoat Corporation, a subsidiary of the Company, entered into an agreement to acquire Fielder's Choice, a direct marketer of hybrid seed corn. On August 28, 1997 the Company sold its QuickCast product line to Bissell. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through July 31, 1997, the Company's accumulated deficit was $38.2 million.

Results of Operations

         Total revenues were $4.3 million for the third quarter of fiscal year 1997 compared to $481,000 for the third quarter of fiscal year 1996. Revenues from product sales increased to $4.1 million in the third quarter of fiscal year 1997 from $260,000 in the third quarter of fiscal year 1996 due primarily to $3.6 million of product sales from Dock Resins. Also contributing to the increase was the Intellipac breathable membrane product sales which increased from $110,000 for the third quarter of fiscal year 1996 to $466,000 for the third quarter of fiscal year 1997, due primarily to an increase in unit sales. Revenues from research and development funding was $212,000 for the third quarter of fiscal year 1997 compared to $221,000 for the third quarter of fiscal year 1996. For the first nine months of fiscal year 1997 total revenues were $5.7 million compared to $2.2 million during the same period in 1996. Revenue from product sales for the first nine months in fiscal year 1997 increased to $5.1 million from $672,000 during the same period in 1996 due principally to $4.1 million of product sales from Dock Resins. Also contributing to the increase was the Intellipac breathable membrane product sales which increased from $354,000 for the first nine months of fiscal year 1996 to $690,000 for the first nine months of fiscal year 1997, due primarily to an increase in unit sales. Product sales for the discontinued QuickCast product line for the period from November 1, 1996 through June 12, 1997 were $241,000. There were no revenues from license fees during the first nine months of fiscal year 1997 compared to $600,000 during the same period in 1996. The decrease in license fees revenue was due to a one time payment in the second quarter of fiscal year 1996 under an expanded agreement with Nitta Corporation. Revenue from research and development funding for the first nine months in fiscal year 1997 decreased to $671,000 from $903,000 during the same period in 1996 due to a decrease in the number of research and development contracts in fiscal year 1997.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $2.8 million for the third quarter of fiscal year 1997 compared to $233,000 for the third quarter of fiscal year 1996. Cost of product sales as a percentage of product sales decreased to 67% in the third quarter of fiscal year 1997 from 90% in the third quarter of fiscal year 1996. Cost of product sales for the first nine months of fiscal year 1997 was $3.7 million compared to $772,000 during the same period in 1996. Cost of product sales as a percentage of product sales decreased to 74% for the first nine months of fiscal year 1997 from 115% during the same period in 1996. These decreases in the cost of product sales as a percentage of product sales were primarily the result of higher margins resulting from product sales of the Dock Resins products. Cost of product sales for the discontinued QuickCast product line for the period from November 1, 1996 through June 12, 1997 were $462,000. The Company anticipates that gross margins will continue to improve during the remainder of fiscal year 1997 due to the historically higher margins achieved from sales of Dock Resins' products. However, longer-term improvement is unpredictable due to the early stage commercialization of several of the Company's products and integration of certain of these products into Dock Resins' manufacturing process.

         Research and development expenses were $1.4 million for the third quarter of fiscal year 1997 compared to $1.0 million for the third quarter of fiscal year 1996, an increase of 41%. For the first nine months of fiscal year 1997 research and development expenses were $3.3 million compared to $2.9 million during the same period in 1996, an increase of 15%. These increases in research and development expenses for the three and nine months ended July 31, 1997 compared to the same periods of fiscal year 1996 were primarily due to increased development costs for the Company's Intelimer polymer systems and Intellicoat(TM) seed coating products and the addition of development costs related to Dock Resins' products during fiscal year 1997. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses were $1.5 million for the third quarter of fiscal year 1997 compared to $784,000 for the third quarter of fiscal year 1996, an increase of 87%. For the first nine months of fiscal year 1997 selling, general and administrative expenses were $3.7 million compared to $2.0 million during the same period in 1996, an increase of 85%. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses, the additional administrative costs associated with supporting a public company for an entire nine-month period (the Company's initial public offering was completed on February 15, 1996), and the acquisition of Dock Resins during fiscal year 1997. Sales and marketing expenses increased to $570,000 for the third quarter of fiscal year 1997 from $311,000 for the third quarter of fiscal year 1996. For the first nine months of fiscal year 1997 sales and marketing expenses increased to $1.8 million compared to $894,000 during the same period in 1996. The increase in sales and marketing expenses was primarily attributable to the costs to support four national U.S. distributors for QuickCast products including the creation of an internal sales department for QuickCast products, the creation of marketing departments for the Intelimer polymer systems and Intellicoat products and the acquisition of Dock Resins during fiscal year 1997. Sales and marketing costs for the discontinued QuickCast product line for the period from November 1, 1996 through June 12, 1997 was $822,000. Although the Company expects to achieve future cost savings as a result of the discontinuation of the QuickCast product line, total selling, general and administrative spending for existing products will continue to increase in absolute dollars in future periods, while it may vary as a percentage of total revenues.

         Net interest income was $261,000 for the third quarter of fiscal year 1997 compared to $507,000 for the third quarter of fiscal year 1996. The decrease during the third quarter of 1997 as compared to 1996 was due principally to less cash being available for investing and the interest expense on the payable to Dock Resins. For the first nine months of fiscal year 1997 net interest income was $1.2 million compared to $1.0 million during the same period in 1996. Net interest income increased for the first nine months of fiscal year 1997 compared to the same period in fiscal year 1996 due principally to more cash being available for investing for a longer period of time in fiscal year 1997 as the Company's initial public offering was completed in February 1996, partially offset by the interest expense on the payable related to the acquisition of Dock Resins.

Liquidity and Capital Resources

         As of July 31, 1997 the Company had unrestricted cash, cash equivalents and short-term investments of $19.0 million, a net decrease of $17.5 million from $36.5 million as of October 31, 1996. This decrease was primarily due to cash used by operations of $3.9 million for the first nine months of fiscal year 1997, and the net payment of $3.2 million and the establishment of a restricted investment of $8.8 million related to the acquisition of Dock Resins. As of July 31, 1997, the Company had payables totaling $9.1 million related to the acquisition of Dock Resins which will be paid by the end of the first quarter of fiscal 1998. In addition, the Company expects to pay approximately $3.0 million in cash in connection with the acquisition of Fielder's Choice, when consummated.

         During the first nine months of fiscal year 1997, the Company purchased seed processing equipment and incurred leasehold improvements expenditures to support the development of Intellicoat products and incurred building improvement expenditures to expand capacity at Dock Resins. These expenditures represented the majority of the $1.0 million of property and equipment purchased during the first nine months of fiscal year 1997.

         The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative and licensing arrangements and establish and maintain new collaborative and licensing arrangements; the timing of the acquisition of Fielder's Choice; the assimilation and integration of Dock Resins and Fielder's Choice into Landec; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms.

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

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including a net loss of $6.9 million for the nine months ended July 31, 1997, and the Company's accumulated deficit as of July 31, 1997 totaled $38.2 million. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain and there can be no assurance that the Company will be able to reach profitability at all.

         Uncertainty Relating to Integration of New Business Acquisitions. The successful combination of the Company and Dock Resins and Intellicoat and Fielder's Choice, if and when such acquisition is completed, will require substantial effort from each organization. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on the Company's ability to realize the anticipated benefits of the acquisition. The successful combination of the companies will also require coordination of their research and development, manufacturing, and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel of Dock Resins and Fielder's Choice, or that the Company will realize the anticipated benefits of the acquisitions. In addition, the acquisition of Fielder's Choice is subject to certain closing conditions, and there can be no assurance that the merger will be completed.

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

         Limited Manufacturing Experience; Dependence on Third Parties. The Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this. The Company has experienced negative gross margins on certain of its product sales to date. Although Dock Resins will provide practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for the Company. The Company anticipates that a substantial portion of the Company's products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. The Company's reliance on this facility involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. The Company may also need to consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company becomes dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. The occurrence of any of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Single Source Suppliers. Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Upon manufacturing scale-up and increases in hybrid corn sales, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

         Customer Concentration. For the three months and nine months ended July 31, 1997, sales to the Company's top five customers accounted for approximately 69% and 67%, respectively of the Company's product sales. The top customer accounted for 39% of the Company's product sales in both periods. The Company expects that for the foreseeable future a limited number of customers may account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins has experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, financial condition and results of operations. In addition, since the products manufactured in the Linden facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

         Dependence on Collaborative Partners. The Company's strategy for the development, clinical and field testing, manufacturing, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich
Company and Hitachi Chemical Co., Ltd. ("Hitachi") in connection with its Intelimer polymer systems; Fresh Express Farms, Apio, Inc., Roplast Industries, Inc. and PrintPack, Inc. ("PrintPack) in connection with its Intellipac breathable membrane products; Nitta Corporation ("Nitta") and Hitachi in connection with its adhesive products and Smith & Nephew Medical Limited ("Smith & Nephew"), Physician Sales and Services, Inc., North Coast Medical, Inc. and Sammons Preston, Inc. in connection with its QuickCast orthopedic products (on August 28, 1997, the Company sold the QuickCast product line to Bissell). The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast products as the Company no longer has control over the sales of such products since the sale of the QuickCast product line.

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

         International Operations and Sales. In the third quarter of the fiscal year 1997 and 1996, approximately 4% and 52%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down from historical levels, will continue to be an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

         Quarterly Fluctuations in Operating Results. In the past, the Company's results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. The Company also cannot predict rates of licensing fees and royalties received from its partners. In addition, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice revenues and profits will be concentrated over a few months during the spring planting season. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will become or remain consistently profitable in the future.

         Product Liability Exposure and Availability of Insurance. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains medical and non-medical product liability insurance in the minimum amount of $4.0 million per occurrence with a minimum annual aggregate limit of $5.0 million. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

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

         None

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     On August 21, 1997, Intellicoat Corporation, a wholly owned subsidiary of the Company, entered into an agreement to acquire Williams & Sun, Inc., d/b/a Fielder's Choice Hybrids ("Fielder's Choice"), a privately-held direct marketer of hybrid seed corn, located in Monticello, Indiana, for cash and Landec common stock, with an aggregate estimated value of $10.8 million. Terms of the agreement include additional consideration in the form of a cash earn-out based on future performance of the Fielder's Choice business. The acquisition will be accounted for using the purchase method. The acquisition is subject to certain closing conditions and is expected to be completed during the fourth quarter of fiscal year 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.1 Agreement and Plan of Reorganization among Landec Corporation, Intellicoat Corporation, Williams & Sun, Inc., and Michael L. Williams dated August 21, 1997.

                  27.1     Financial Data Schedule

         (b) On May 6, 1997, the Company filed a Form 8-K reporting the acquisition of Dock Resins.

         (c) On July 3, 1997, the Company filed a Form 8-K/A reporting the acquisition of Dock Resins.

         (d) On September 12, 1997, the Company filed Form 8-K reporting the sale of the net assets of the QuickCast product line.

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


Date:    September 15, 1997

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                             Exhibit                               Page


2.1      Agreement   and  Plan  of   Reorganization   Among   Landec      20
         Corporation,   Intellicoat  Corporation,  Williams  &  Sun,
         Inc., and Michael L. Williams

27.1     Financial Data Schedule                                          63

                      AGREEMENT AND PLAN OF REORGANIZATION


         This Agreement and Plan of Reorganization (the "Agreement") is entered into as of August 21, 1997, by and among Landec Corporation, a California corporation ("Landec"), Intellicoat Corporation, a Delaware corporation and subsidiary of Landec ("Intellicoat" and collectively with Landec, the "Landec Companies"), Williams & Sun, Inc., an Indiana corporation ("Target") and Michael
L. Williams (the "Shareholder").

                                    RECITALS

         WHEREAS, the Boards of Directors of Target, Landec and Intellicoat believe it is in the best interests of their respective companies and the shareholders of their respective companies that Target and Intellicoat combine into a single company through the statutory merger of Target with and into Intellicoat (the "Merger").

         WHEREAS, the Shareholder and Intellicoat believe it is in their respective best interests for Shareholder to transfer certain assets owned by the Shareholder or entities controlled by the Shareholder to Target prior to the Merger (the "Asset Transfer").

         WHEREAS, pursuant to the Merger, among other things, all outstanding shares of Target Common Stock ("Target Common Stock") shall be converted into shares of Landec Common Stock ("Landec Common Stock"), cash and/or the right to receive cash in the future.

         WHEREAS, Target, the Shareholder, Landec and Intellicoat desire to make certain representations and warranties and other agreements in connection with the Merger.

         WHEREAS, the parties intend, by executing this Agreement, to adopt a plan of reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and to cause the Merger to qualify as a reorganization under the provisions of Sections 368(a)(1)(A) and 368(a)(2)(D) of the Code.

         NOW, THEREFORE, in consideration of the covenants and representations set forth herein, and for other good and valuable consideration, the parties agree as follows:

                                    ARTICLE I

                     MERGER; EARN-OUT; CERTAIN TRANSACTIONS

         1.1 The Merger. At the Effective Time (as hereinafter defined) and subject to and upon the terms and conditions of this Agreement, the Agreement of Merger attached hereto as Exhibit A (the "Agreement of Merger") and the applicable provisions of the Delaware General Corporations Law and the Indiana Business Corporation Law (collectively, "State Law"), Target shall be merged with and into Intellicoat, the separate corporate existence of Target shall cease and Intellicoat shall continue as the surviving corporation. Intellicoat as the surviving corporation after the Merger is hereinafter sometimes referred to as the "Surviving Corporation."

                  (a) Effect of the Merger. At the Effective Time, the effect of the Merger shall be as provided in this Agreement, the Agreement of Merger and the applicable provisions of State Law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property, rights, privileges, powers and franchises of Target and Intellicoat shall vest in the Surviving Corporation, and all debts, liabilities and duties of Target and Intellicoat shall become the debts, liabilities and duties of the Surviving Corporation.

                  (b)      Certificate of Incorporation; Bylaws.

                           (i)  At  the  Effective   Time,  the  Certificate  of
Incorporation of Intellicoat, as in effect immediately prior to the Effective Time, shall continue to be the Certificate of Incorporation of the Surviving Corporation until thereafter amended as provided by Delaware General Corporations Law and such Certificate of Incorporation.

                           (ii)  The  Bylaws  of   Intellicoat,   as  in  effect
immediately prior to the Effective Time, shall continue to be the Bylaws of the Surviving Corporation until thereafter amended.

                  (c) Directors and Officers. At the Effective Time, the directors of Intellicoat, as in effect immediately prior to the Effective Time, shall continue to be the directors of the Surviving Corporation, until their respective successors are duly elected or appointed and qualified. The officers of Intellicoat, as in effect immediately prior to the Effective Time, shall continue to be the officers of the Surviving Corporation, until their respective successors are duly elected or appointed and qualified.

                  (d) Effect on Capital Stock. Subject to the terms and conditions of this Agreement and the Agreement of Merger as of the Effective Time, by virtue of the Merger and without any action on the part of the holder of any shares of Target Common Stock, at the Effective Time:

                           (i)   Conversion  of  Target  Common  Stock  Held  by
Minority Interest Holders. Each of the shares of Target Common Stock issued and outstanding immediately prior to the Effective Time held by a Minority Interest Holder shall be converted into the right to receive (A) that number of shares of Landec Common Stock determined by dividing $66,843.03 by $5.50 (the "Minority Stock Consideration"), plus (B) an amount of cash equal to $56,256.47 per share (the "Minority Cash Consideration" and collectively with the Minority Stock Consideration, the "Minority Interest Consideration"). The parties hereto acknowledge that the Minority Cash Consideration will be used to satisfy certain tax withholding obligations of Target with respect to the Minority Interest Holders, which were incurred in connection with the Permitted Issuances (as hereinafter defined), and therefore the Minority Cash Consideration will not be delivered to the Minority Interest Holders but instead to the relevant tax authorities. No adjustment shall be made in the Minority Interest Consideration issued in the Merger as a result of any increase or decrease in the market price of Landec Common Stock prior to the Effective Time.

                           (ii)  Conversion  of Target  Common Stock Held by the
Shareholder. Each of the 100 shares of Target Common Stock issued and outstanding immediately prior to the Effective Time held by Shareholder shall be converted into the right to receive (A) that number of shares of Landec Common Stock determined by dividing $73,829.13 by $5.50, plus (B) an amount of cash equal to $25,270.37 per share. The Shareholder shall also be entitled to receive such amounts as are payable from time to time pursuant to the terms and conditions of Section 1.4 hereof. The collective consideration set forth in this clause (iii), together with the rights to payments under Section 1.4 hereof shall be referred to as the "Majority Interest Consideration". No adjustment shall be made in the Majority Interest Consideration issued in the Merger as a result of any increase or decrease in the market price of Landec Common Stock prior to the Effective Time. The Majority Interest Consideration, together with the Minority Interest Consideration shall be referred to herein as the "Merger Consideration".

                           (iii)  Cancellation  of Target  Common Stock Owned by
Target. At the Effective Time, all shares of Target Common Stock that are owned by Target as treasury stock immediately prior to the Effective Time shall be canceled and extinguished without any conversion thereof.

                           (iv) Adjustments to Exchange Ratio. The Closing Price
shall be adjusted to reflect fully the effect of any stock split, reverse split, stock dividend (including any dividend or distribution (other than the Permitted Distributions, as hereinafter defined) of securities convertible into Landec Common Stock or Target Common Stock), reorganization, recapitalization or other like change with respect to Landec Common Stock or Target Common Stock occurring after the date hereof and prior to the Effective Time.

                           (v)  Fractional  Shares.  No  fraction  of a share of
Landec Common Stock will be issued, but in lieu thereof each holder of shares of Target Common Stock who would otherwise be entitled to a fraction of a share of Landec Common Stock (after aggregating all fractional shares of Landec Common Stock to be received by such holder) shall receive from Landec an amount of cash (rounded to the nearest whole cent) equal to the product of such fraction and $5.50.

                           (vi) No  Further  Ownership  Rights in Target  Common
Stock. The Merger Consideration issued upon the exchange of shares of Target Common Stock in accordance with the terms hereof (including any cash paid in lieu of fractional shares) shall be deemed to have been issued in full satisfaction of all rights pertaining to such shares of Target Common Stock, and there shall be no further registration of transfers on the records of the Surviving Corporation of shares of Target Common Stock which were outstanding immediately prior to the Effective Time.

                  (e) Tax Consequences. It is intended by the parties hereto that the Merger shall constitute a reorganization within the meaning of Section 368 of the Code.

                  (f) Restricted Securities. The shares of Landec Common Stock issued in connection with the Merger will be "restricted securities" under the Securities Act of 1933, as amended (the "Act") and Rules 144 and/or 145 promulgated thereunder and may only be sold or otherwise transferred pursuant to an effective registration statement under the Act or an exemption from the registration requirements of the Act. The parties hereto understand and agree that the shares of Landec Common Stock issued in connection with the Merger, and any securities issued in respect thereof or exchange therefor, will bear one or more appropriate legends regarding restrictions on transfer imposed by state and federal securities laws and other restrictions on transfer set forth in this Agreement or any exhibit hereto.

         1.2      Closing.

                  (a) Closing. The closing of the Merger (the "Closing") shall take place on September 30, 1997, or upon the mutual agreement of the parties, as soon as practicable thereafter, in each case, only after the satisfaction or waiver of each of the conditions set forth in Article V hereof or at such other time as the parties hereto agree (the "Closing Date"). The Closing shall take place at the offices of Venture Law Group, 2800 Sand Hill Road, Menlo Park, California, or at such other location as the parties hereto agree.

                  (b) Actions at the Closing. At the Closing, Landec, Intellicoat, Target and Shareholder shall take such actions and execute and deliver such agreements and other instruments and documents as necessary or appropriate to effect the transactions contemplated by this Agreement in accordance with its terms, including, without limitation, the following:

                           (i) The parties  hereto  shall cause the Merger to be
consummated by filing the Agreement of Merger, together with any required officers' certificates, with the Secretary of State of the States of Delaware and Indiana, in accordance with the relevant provisions of State Law (the time of such filing being the "Effective Time");

                           (ii)  The   shareholders   of  Target  shall  deliver
certificates representing all of the outstanding shares of Target to the Surviving Corporation;

                           (iii) Landec shall  deliver the Merger  Consideration
to the shareholders of Target;

                           (iv)  Intellicoat  shall  pay the fees  due  Crawford
Associates as described in Section 1.4(e); and

                           (v) The parties  shall deliver the  certificates  and
documents required by Article VI hereof to the appropriate recipients thereof.

                  (c) Taking of Necessary Action; Further Action. If at any time after the Effective Time, any further action of Target or Intellicoat is necessary or desirable to carry out the purposes of this Agreement and to vest the Surviving Corporation with full right, title and possession to all assets, property, rights, privileges, powers and franchises of Target and Intellicoat, the officers and directors of Target and Intellicoat are fully authorized in the name of their respective corporations or otherwise to take, and will take, all such lawful and necessary action, so long as such action is not inconsistent with this Agreement. Subsequent to the Effective Time, the Shareholder shall, from time to time execute and deliver, upon the request of the Surviving Corporation, all such other and further materials and documents and instruments of conveyance, transfer or assignment as may be requested by the Surviving Corporation to effect, record or verify the transfer to, and vesting in the Surviving Corporation, of Shareholder's right title and interest in and to the Transferred Assets (as hereinafter defined), free and clear of all Liens (excluding the Permitted Encumbrances, as hereinafter defined), in accordance with the terms of this Agreement.

         1.3      Earn-Out.

                  (a)      Definitions.

                           (i) "Actual  Price"  means the net funds  received by
Intellicoat or any one or more of the Landec Companies or their successors and assigns (collectively "Sellers"), from sales of Hybrid Seed Corn, per Hybrid Corn Seed Bag, after deduction of the following ancillary selling and related costs incurred by Seller in connection with such Hybrid Corn Seed Bag: (A) discounts for timing of payment, volume purchases, cash payment, and new customer discount, (B) shipping and insurance costs, (C) taxes and duties (excluding taxes imposed on income arising from such sales), (D) rebates, chargebacks and commissions (excluding royalties payable hereunder), and (E) retroactive price reductions.

                           (ii) "Base  Year" shall begin on July 1 of a calendar
year and shall terminate on June 30 of the subsequent calendar year, provided however that the first Base Year (the "Initial Base Year") shall begin on the day following the Closing Date and end on June 30, 1998.

                           (iii)  "Hybrid  Seed Corn" means  hybrid seed corn or
any seed crop sold by Sellers as a genetic replacement for hybrid seed corn.

                           (iv) "Hybrid  Corn Seed Bag" means a standard  80,000
kernel seed bag of Hybrid Seed Corn, including, but not limited to, seed coated with Intellicoat coatings.

                           (v) "Target  Price Range" means a range of prices for
Hybrid Seed Corn per Hybrid Seed Corn Bag established in advance for a given Base Year by agreement of Intellicoat and Shareholder, which incorporates anticipated deductions per Hybrid Corn Seed Bag for the following: (A) discounts for timing of payment, volume purchases, cash payment, and new customer discount, (B) shipping and insurance costs, (C)
taxes and duties  (excluding  taxes imposed on income  arising from such sales),
(D) rebates, chargebacks and commissions (excluding royalties payable hereunder), and (E) retroactive price reductions. A Target Price Range may be determined for each hybrid, or for other categories of Hybrid Seed Corn (e.g., Hybrid Seed Corn coated with Intellicoat seed coatings).

                  (b)      Payments.

                           (i) For each Base Year,  beginning  with the  Initial
Base Year and continuing for each Base Year thereafter, until the obligations of the parties under this Section 1.3 have been terminated in accordance with the terms hereof, Intellicoat will pay to Shareholder an amount equal to the product of the number of Hybrid Corn Seed Bags for which revenue is recognized by all Sellers in the aggregate during each Base Year, for which the Actual Price was within the Target Price Range for the applicable Base Year, or as otherwise approved by Intellicoat in writing, multiplied by $1.50. The payment for each Base Year shall be due with respect to such Base Year on or before August 31 immediately following the end of such Base Year. In the event that the Hybrid Corn Seed Bag shall cease to be the standard bag for delivery of Hybrid Seed Corn to customers of the Sellers, or in the event that the Sellers at any time employ other sizes or bags or containers for Hybrid Seed Corn, the terms of this Agreement shall, as to bags or containers other than the Hybrid Seed Corn Bag, be construed to provide for a $1.50 payment to Shareholder for each 80,000 kernels of Hybrid Seed Corn, as packaged by the Sellers, based on standard kernel capacity of the applicable bags or containers. In the event that Intellicoat shall fail or refuse to pay any amounts when due to Shareholder under this Section 1.3, Intellicoat shall pay to Shareholder interest on amounts thirty (30) days or more past due at a per annum rate of one and one-half percent (1 1/2%) per month compounded quarterly until paid, together with attorneys' fees and other direct costs incurred by Shareholder in collecting such past due amounts.

                           (ii) Upon the Closing Date,  Landec shall execute and
deliver to Shareholder its continuing guarantee of performance and payment by Intellicoat under this Section 1.3 in substantially the form attached hereto as
Exhibit I.

                           (iii)  Notwithstanding  the  foregoing,  in no  event
shall Intellicoat be required to make aggregate payments under this Section 1.3 in excess of $2,400,000 (exclusive of attorneys' fees, interest and costs of collection), and upon the payment of such aggregate sum to Shareholder hereunder (together with any attorneys' fees, interest and costs of collection), any further payments under Section 1.3 shall cease, and the Sellers shall be relieved of any further payment obligations under this Section 1.3.

                           (iv) The above payments shall be made in U.S. dollars
by check made payable to Shareholder or by wire transfer to such accounts as Shareholder may from time to time designate. At the time of making a payment, Intellicoat will provide Shareholder with a statement showing the sales for the applicable time period and a detailed calculation of the payment due under this
Section 1.3 with respect to such sales.

                           (v) If by law,  regulation  or  fiscal  policy of any
particular country, remittance of payments hereunder in U.S. Dollars is restricted or forbidden, notice thereof shall be given promptly to Shareholder, and the payments shall be made by the deposit thereof in local currency to the credit of Shareholder in a local banking institution designated by Shareholder. When in any country the laws or regulations prohibit both the transmittal and deposit of royalties on sales in such a country, payments shall be suspended for so long as a prohibition is in effect and as soon as such prohibition ceases to be in effect, all payments which Intellicoat would have been under obligation to transmit or deposit but for the prohibition, shall forthwith be deposited or transmitted promptly to the extent allowable.

                           (vi) Intellicoat shall keep true and complete records
and books of account of all sales of Hybrid Corn Seed Bags by Sellers on which payments are due and payable at its principal place of business for five (5) years following the date when the payment relating to such sale is due, such that Intellicoat and may accurately determine under generally accepted accounting principles the sums due to Shareholder under this Section 1.3. Such records shall be retained by Intellicoat. Shareholder and his duly authorized representatives shall be entitled from time to time to review and copy all documents of the Sellers which reasonably relate to the compliance by Sellers with the terms of this Section 1.3. Shareholder may not exercise this audit right more than one (1) time during each Base Year. Any authorized representatives of Shareholder engaged in such an audit shall execute a confidentiality agreement with the Seller in a form reasonably satisfactory to Intellicoat. Each party shall bear their own costs in connection with such an audit, provided however that (A) in the event that it is determined in an audit with respect to a Base Year that Intellicoat has underpaid amounts due to Shareholder with respect to sales of Hybrid Seed Corn by a factor of ten percent (10%) or more, then Intellicoat shall pay all reasonable direct expenses, including but not limited to attorneys' fees and other professional fees incurred by Shareholder and his authorized representatives in connection with such audit, and (B) in the event that it is determined in an audit with respect to a Base Year that Intellicoat has overpaid amounts due to Shareholder with respect to sales of Hybrid Seed Corn by a factor of ten percent (10%) or more, then Shareholder shall pay all reasonable direct expenses, including but not limited to attorneys' fees and other professional fees incurred by Intellicoat and its authorized representatives in connection with such audit.

                           (vii)  Payments  shall be made  free and clear of any
taxes, duties, levies, fees or charges, except for backup or other withholding taxes (to the extent applicable). Shareholder will not, however, be entitled to reimbursement for taxes measured by his net income in consequence of such required payments. In the event Intellicoat makes payments for which provision is made by law or regulation for the withholding of taxes due by the recipient and Intellicoat makes such deduction for the account of Shareholder, Intellicoat will promptly furnish Shareholder with such evidence of the withholding of any taxes. Intellicoat will also provide Shareholder with a tax certificate or receipt from the competent tax authority of the withholding country, or such other supporting data, as may be required to establish that the tax has been withheld by Intellicoat and paid to the appropriate governmental entity on behalf of Shareholder.

                           (viii)  Intellicoat and  Shareholder  have determined
the Target Price Range per Hybrid Corn Seed Bag for the Initial Base Year which is attached hereto as Schedule 1.3. On or before July 31, 1998, and on or before July 31 of each succeeding calendar year, Intellicoat and Shareholder shall use commercially reasonable efforts to mutually establish a Target Price Range for the succeeding Base Year. In the event that the parties cannot agree as to the Target Price Range for any Base Year, the Target Price Range for the preceding Base Year shall remain in full force and effect until otherwise determined by agreement of Intellicoat and Shareholder.

                           (ix) Notwithstanding the foregoing, in the event that
Shareholder has breached the terms of the Non-Competition Agreement (as hereinafter defined), Intellicoat shall be entitled to offset any damages resulting from such breach from amounts due and owing under this Section 1.3, subject to arbitration in accordance with Section 7.9 hereof.

                  (c) Indemnification Offset. Landec and Intellicoat shall have the option (but not the obligation) to offset any losses, damages, claims, costs, expenses, interest, awards, judgments and penalties (including, without limitation, legal costs and expenses and interest on the amount of any loss from the date suffered or incurred) arising directly or indirectly under, resulting from or caused by the circumstances described in the indemnification provisions of Sections 6.6 hereof, and pursuant to the terms and conditions thereof.

                  (d)      Termination of Sales.

                           (i)  Notwithstanding the above, in the event that the
Intellicoat shall at any time cease to engage in the sale of Hybrid Seed Corn then Intellicoat shall pay to Shareholder an amount equal to $2,400,000, less any payments previously made under this Section 1.3, any offsets described in
Section 1.3(c), and any reductions pursuant to Section 1.3(b)(ix). Upon payment in full of such amount, together with any interest, attorneys' fees, or other amounts (if any) due under this Agreement, the Sellers shall have no further obligation under this Section 1.3.

                           (ii) In the  event  that  Intellicoat  shall  sell or
otherwise transfer (by merger or otherwise) all or substantially all of the Hybrid Seed Corn business to a third party, the obligations under this Section
1.3 shall be assumed by such third party, provided however, that, if in the reasonable opinion of Shareholder (such opinion not to be withheld unreasonably), the credit-worthiness of such third party (when measured in light of the credit-worthiness of Landec) is not reasonably sufficient to ensure payment of the amounts expected to be due hereunder, then Intellicoat shall retain its obligations (and Landec's guarantee shall continue) hereunder. Intellicoat (and Landec by its guarantee) shall in any event remain obligated for payments under this Section with respect to revenue recognized from sales of Hybrid Seed Corn Bags during periods prior to any sale or transfer of its Hybrid Seed Corn business. Landec shall provide to Shareholder a copy of any assumption agreement of a third party as soon as practicable after its execution. Such assumption agreement shall be in a form and substance substantially consistent with the obligations set forth herein or otherwise reasonably acceptable to Shareholder.

         1.4      Certain Transactions.

                  (a) Section 1031 Transaction. Schedule 1.4 (a) hereto lists certain assets owned by the Shareholder (the "Transferred Real Property") and certain liabilities related to such assets (the "Transferred Liabilities") as well as certain assets which are currently owned by the Target (the "Assumed
Assets") and certain liabilities related to the Assumed Assets (the "Assumed Liabilities"). The parties hereto acknowledge that after the date of this Agreement, but prior to the Closing Date, the Shareholder will transfer the Transferred Real Property to the Target and will assume the Assumed Liabilities as consideration for the Assumed Assets and the assumption of the Transferred Liabilities by the Target (such transaction referred to herein as the "Property Swap"). Target will cause the Property Swap to be conducted so as to be a tax-free transaction in accordance with Section 1031 of the Code, and Target covenants that no Taxes (as hereinafter defined) were incurred or will be incurred by the Target as a result thereof.

                  (b) Purchase of FIRST Software. Prior to the date of this Agreement, the Shareholder caused The Farm Guard Group, Inc. to transfer all right, title and interest in the FIRST Software system to the Target in exchange for the forgiveness of indebtedness. Such transaction was conducted such that no Taxes were incurred by Target in connection with such transaction. The FIRST Software together with the Transferred Real Property and the Leased Equipment described in Section 1.4(c) are referred to herein as the "Transferred Assets").

                  (c) Purchase of Leased Equipment. Schedule 1.4(c) hereto lists certain assets leased by Target from Norwest Equipment Finance, Inc. (the "Leased Equipment"). On or before the Closing, shareholder will pay amounts to Norwest Equipment Finance, Inc. necessary for Target to purchase such Leased Equipment, net of a deposit previously paid by Target to Norwest Equipment Finance, Inc.

                  (d) Issuance of Minority Interest Shares. After the date of this Agreement, but prior to the Closing Date, the Target plans to issue 2.28474 shares of Target Common Stock to Michael L. Godlove and 4.56947 shares of Target stock to Martin J. Huseman as compensation for past services rendered to Target (such issuances referred to herein as the "Permitted Issuances"). Each of Mr. Godlove and Mr. Huseman are referred to herein as a "Minority Interest Holder" and collectively as the "Minority Interest Holders." Concurrently with the execution of this Agreement by the parties, the Minority Interest Holders have executed the form of Consent and Voting Agreement attached hereto as Exhibit H.

                  (e) Payment of Crawford Fees. At the Closing, Intellicoat shall assume and pay to Crawford Associates, Inc. ("Crawford") the obligations of Target to pay net fees due to Crawford in connection with the consummation of this Agreement up to $737,500, as provided in a certain Consulting Agreement between Target and Crawford dated January 18, 1996, and modified and superseded by an Agreement between Target and Crawford dated August 6, 1997 (the "Crawford Agreement").

                                   ARTICLE II

            REPRESENTATIONS AND WARRANTIES OF TARGET AND SHAREHOLDER

         Each representation and warranty set forth below is qualified by any exceptions or disclosures set forth in the Target Disclosure Schedule attached hereto, which exceptions specifically reference the Section(s) to be qualified. In all other respects, each representation and warranty set out in this Article II is not limited or qualified in any way whatsoever, will not merge on Closing or by reason of the execution and delivery of any agreement, document or instrument on Closing, will remain in force on and after the Closing Date, is given with the intention that liability is not confined to breaches discovered before Closing, is separate and independent and is not limited by reference to any other representation or warranty or any other provision of this Agreement, and is made and given with the intention of inducing the Landec Companies to enter into this Agreement. As used herein, the term "Material Adverse Effect" means any change or effect that is or is likely to be materially adverse to the business, assets (including intangible assets), financial condition, results of operations or prospects of Target or the Transferred Assets, either individually or in the aggregate. Except as otherwise explicitly stated herein, each of the following representations assumes that (a) the Property Swap has been effected as of the date hereof, (b) that the Permitted Issuances have taken place and (c) that the Leased Equipment has been acquired by Target. Unless the context requires otherwise, any reference to the properties, assets, or liabilities of Target shall be deemed to include the Transferred Assets and the Leased Equipment. Each of Target and Shareholder represents and warrants to Landec and Intellicoat as follows:

         2.1 Organization Standing and Power. Target is a corporation duly organized, validly existing and in good standing under the laws of the State of Indiana. Target has the corporate power to own its properties and to carry on its business as now being conducted and as proposed to be conducted and is duly qualified to do business and is in good standing in each jurisdiction in which the failure to be so qualified and in good standing would have a Material Adverse Effect on Target. Target has delivered a true and correct copy of the Articles of Incorporation and Bylaws, each as amended to date, to Landec. Target is not in violation of any of the provisions of its Articles of Incorporation or Bylaws. Target does not directly or indirectly own any equity or similar interest in, or any interest convertible or exchangeable or exercisable for, any equity or similar interest in, any corporation, partnership, joint venture or other business association or entity.

         2.2 Capital Structure. The authorized capital stock of Target consists of 1,000 shares of Common Stock, of which there are 100 shares issued and outstanding as of the date hereof and 6.854210 shares have been reserved for issuance pursuant to the Permitted Issuances. The ownership of the outstanding shares of Target capital stock, after giving effect to the Permitted Issuances, will be as set forth on Schedule 2.2 hereof. There are no other outstanding shares of capital stock or voting securities and no outstanding commitments to issue any shares of capital stock or voting securities. All outstanding shares of Target Capital Stock are (and shares to be outstanding after the Permitted Issuances will be) duly authorized, validly issued, fully paid and non-assessable; free of any liens or encumbrances; and not subject to preemptive rights or rights of first refusal created by statute, the Articles of Incorporation or Bylaws of Target or any agreement to which Target is a party or by which it is bound. Except for the rights created pursuant to this Agreement, there are no options, warrants, calls, rights, commitments or agreements of any character to which Target, Shareholder or a Minority Interest Holder is a party or by which it is bound obligating Target, Shareholder or a Minority Interest Holder to issue, deliver, sell, repurchase or redeem, or cause to be issued, delivered, sold, repurchased or redeemed, any shares of capital stock of Target or obligating Target, Shareholder or a Minority Interest Holder to grant or enter into any option, warrant, call, right, commitment or agreement. There are no contracts, commitments or agreements relating to voting, purchase or sale of the Target Common Stock. True and complete copies of all agreements and instruments relating to the purchase of Target Common Stock have been made available to Landec and such agreements and instruments have not been amended, modified or supplemented, and there are no agreements to amend, modify or supplement such agreements or instruments in any case from the form made available to Landec. All outstanding shares of Target Common Stock were issued (and the Permitted Issuances will be conducted) in compliance with all applicable federal and state securities laws.

         2.3      Transferred Assets.

                  (a) The Transferred Assets include all properties, tangible and intangible, and only such properties, as are currently leased or otherwise used by Target in operating its business (other than those owned by Target) which are necessary for the Surviving Corporation to operate after the Closing Date in a manner substantially equivalent to the manner in which Target has operated prior to and through the Closing Date. No licenses or other consents from, or payments to, any other entity are or will be necessary for the Surviving Corporation to conduct its business and use the Transferred Assets in the manner in which Target has operated and used the same.

                  (b) The Shareholder (or organizations controlled by the Shareholder) currently holds (or in the case of the FIRST software, held) good and marketable title to all of the Transferred Assets (other than the Leased Equipment) and has (or in the case of the FIRST software, had) the complete and unrestricted power and the unqualified right to sell, assign and deliver the Transferred Assets to Target. Upon consummation of the transactions contemplated by this Agreement, the Surviving Corporation will acquire good and marketable title to the Transferred Assets free and clear of any Liens (other than the Permitted Encumbrances) and there will exist no restriction on the use or transfer of the Transferred Assets. No person or entity other than the Shareholder has any right or interest in the Transferred Assets (other than the Leased Equipment), including the right to grant interests in the Transferred Assets to third parties.

                  (c) No restrictions will exist on the Surviving Corporation's right to sell, resell, license or sublicense any of the Transferred Assets or engage in the business of Target as conducted with the Transferred Assets, nor will any such restrictions be imposed as a consequence of the transactions contemplated by this Agreement or by any agreement referenced in this Agreement.

                  (d) None of the material structures on the Transferred Real Property or the real property assets of Target encroaches upon the real property of another entity, and no structure of any other entity encroaches upon any real property included in the Transferred Assets or the assets of Target.

                  (e) No violation of any law, regulation or ordinance, including without limitation, laws, regulations or ordinances relating to zoning, environmental, city planning or similar matters relating to any Transferred Asset or assets of Target currently exists or has existed at any time except for violations which have not had and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on Target or the Transferred Assets. There are no developments affecting any of the Transferred Assets or the assets of Target, pending or, to the knowledge of Target or Shareholder threatened, which might materially detract from the value of such Transferred Assets or the assets of Target, materially interfere with any present or intended use of any such Transferred Assets or the assets or Target or have a Material Adverse Effect on the marketability of the Transferred Assets or the assets of Target.

         2.4 No Violation. Neither the execution, delivery and performance of this Agreement and all of the other agreements and instruments to be executed and delivered pursuant hereto, nor the consummation of the transactions contemplated hereby or thereby, will, with or without the passage of time or the delivery of notice or both, (i) upon obtaining the third-party consents described in the Target Disclosure Schedule, conflict with or result in a violation or breach of, or constitute a default or require consent of any third party (or give rise to any right of termination, cancellation or acceleration) under, any of the terms, conditions or provisions of any notice, bond, mortgage, indenture, license, franchise, permit, agreement, lease or other instrument or obligation to which Shareholder is a party or by which the Target Common Stock or the Transferred Assets may be bound, (ii) violate any statute, ordinance or law or any rule, regulation, order, writ, injunction or decree of any court, administrative agency or commission or other governmental authority or instrumentality ("Governmental Entity") applicable to Shareholder or by which the Target Common Stock or the Transferred Assets may be bound, or (iii) violate any provision of the Articles of Incorporation or Bylaws of Target.

         2.5 Authority. Target has all requisite corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Target. This Agreement has been duly executed and delivered by Target and constitutes the valid and binding obligation of Target enforceable against Target in accordance with its terms. No consent, approval, order or authorization of, or registration, declaration or filing with, any Governmental Entity is required by or with respect to Target or Shareholder in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, except for (i) the filing of the Agreement of Merger, together with any required officers' certificates, as provided in Section 1.2, (ii) such consents, approvals, orders, authorizations, registrations, declarations and filings as may be required under applicable state securities laws and the securities laws of any foreign country, and (iii) such other consents, authorizations, filings, approvals and registrations which, if not obtained or made, would not have a Material Adverse Effect on Target or the Transferred Assets and would not prevent, or materially alter or delay any of the transactions contemplated by this Agreement. Shareholder is qualified to operate and lease the Transferred Assets (other than the Leased Equipment) in each jurisdiction in which the failure to be so qualified would have a Material Adverse Effect on the Transferred Assets, and Target is qualified to operate and lease the Leased Equipment in each jurisdiction in which the failure to be so qualified would have a Material Adverse Effect on the Leased Equipment.

         2.6 Authority of Shareholder. Shareholder has full power and authority to execute and deliver this Agreement (and all other agreements and instruments contemplated hereunder) and perform his obligations hereunder and thereunder. This Agreement has been duly and validly executed and delivered by Shareholder and constitutes, and the other agreements and instruments to be executed and delivered by Shareholder pursuant hereto, upon their execution and delivery by Shareholder, will constitute (assuming, in each case, the due and valid authorization, execution and delivery thereof by the other parties hereto), legal, valid and binding agreements of Shareholder, enforceable against Shareholder in accordance with their respective terms.

         2.7 Financial Statements. Target has delivered to Landec its audited financial statements (balance sheet, statement of operations and statement of cash flows) as of, and for the twelve (12) month periods ended October 31, 1996 and October 31, 1995, and its restated, unaudited financial statements (balance sheet, statement of operations and statement of cash flows) as of, and for the eight (8) month period ended June 30, 1997 (the "Financial Statements"). The Financial Statements are complete and correct in all material respects and have been prepared in accordance with generally accepted accounting principles (except that the unaudited financial statements do not have notes thereto) applied on a consistent basis throughout the periods indicated and with each other except that the unaudited Financial Statements do not contain accruals for federal state and local income Taxes and are subject to normal year-end adjustments which, in the aggregate, will not be material. Except as described in the preceding sentence, the Financial Statements accurately set out and describe the financial condition and operating results of Target as of the dates, and for the periods, indicated therein, subject to normal year-end audit adjustments. Target maintains and will continue to maintain a standard system of accounting established and administered in accordance with generally accepted accounting principles.

         2.8 Absence of Certain Changes. Since June 30, 1997 (the "Target Balance Sheet Date"), Target has conducted its business, and Shareholder has operated the Transferred Assets, in the ordinary course consistent with past practice, and since such time, neither Shareholder nor Target has:

                  (a) Charter Documents. Caused or permitted any amendments to Target's Articles of Incorporation or Bylaws;

                  (b) Dividends; Changes in Capital Stock. Declared or paid any dividends on or made any other distributions (whether in cash, stock or property) in respect of any of Target's capital stock, or split, combined or reclassified any of Target's capital stock or issued or authorized the issuance of any other securities in respect of, in lieu of or in substitution for shares of Target's capital stock, or repurchased or otherwise acquired, directly or indirectly, any shares of Target's capital stock;

                  (c) Material Contracts. Entered into any material contract or commitment, or violated, amended or otherwise modified or waived any of the terms of any of Target's material contracts, other than in the ordinary course of business consistent with past practice;

                  (d) Issuance of Securities. Other than in connection with the Permitted Issuances, issued, delivered or sold or authorized or proposed the issuance, delivery or sale of, or purchased or proposed the purchase of, any shares of Target's capital stock or securities convertible into, or subscriptions, rights, warrants or options to acquire, or other agreements or commitments of any character obligating it to issue any such shares or other convertible securities;

                  (e) Intellectual Property. Transferred to any person or entity any rights to Target's Intellectual Property (as hereinafter defined) other than in the ordinary course of business consistent with past practice;

                  (f) Exclusive Rights. Entered into or amended any agreements pursuant to which any other party is granted exclusive marketing or other exclusive rights of any type or scope with respect to any of Target's products or technology;

                  (g) Dispositions. Except in connection with the Property Swap, sold, leased, licensed or otherwise disposed of or encumbered any of (i) the Transferred Assets or (ii) Target's properties or assets which are material, individually or in the aggregate, to Target's business, taken as a whole;

                  (h) Indebtedness. Incurred any indebtedness for borrowed money on behalf of Target or secured by the Transferred Assets or caused Target to guarantee any indebtedness or issue or sell any debt securities or guarantee any debt securities of others;

                  (i) Leases. Caused Target to enter into an operating lease with aggregate expected payments in excess of $20,000;

                  (j) Payment of Obligations. Caused Target to pay, discharge or satisfy in an amount in excess of $10,000 in any one case or $50,000 in the aggregate, any claim, liability or obligation (absolute, accrued, asserted or unasserted, contingent or otherwise) arising other than in the ordinary course of business, other than the payment, discharge or satisfaction of liabilities reflected or reserved against in the Financial Statements or expenses incurred by Target in connection with this Agreement;

                  (k) Capital Expenditures. Caused Target to make any capital expenditures, capital additions or capital improvements except in the ordinary course of business and consistent with past practice;

                  (l) Insurance. Materially reduced the amount of any material insurance coverage provided by existing insurance policies relating to the Transferred Assets or the business, assets or liabilities of Target;

                  (m) Termination or Waiver. Terminated or waived any right of substantial value to Target or relating to the Transferred Assets;

                  (n) New  Hires;  Pay  Increases.  Other than as  disclosed  on
Schedule 2.8(n) hereto, caused Target to adopt or amend any employee benefit or stock purchase or option plan, or hired any new director level or officer level employee, paid any special bonus or special remuneration to any employee or director, or increased the salaries or wage rates of Target's employees;

                  (o) Severance Arrangements. Granted any severance or termination pay (i) to any director or officer of Target or (ii) to any other employee of Target except grants which are made in the ordinary course of business in accordance with Target's standard past practice;

                  (p) Lawsuits. Commenced a lawsuit relating to Target or the Transferred Assets other than for the routine collection of bills;

                  (q) Acquisitions. Caused Target to acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or other business organization or division thereof, or otherwise acquire or agree to acquire any assets which are material, individually or in the aggregate, to Target's business, taken as a whole;

                  (r) Taxes. Other than in the ordinary course of business, made or changed any material election in respect of Taxes relating to Target or the Transferred Assets, adopted or changed any accounting method in respect of Taxes of Target or the Transferred Assets or consented to any extension or waiver of the limitation period applicable to any claim or assessment in respect of Taxes of Target or the Transferred Assets;

                  (s) Revaluation. Revalued any of the Transferred Assets or Target's assets, including without limitation writing down the value of inventory or writing off notes or accounts receivable other than in the ordinary course of business; or

                  (t) Other. Agreed in writing or otherwise to take, any of the actions described in Sections 2.8(a) through (s) above, or any action which would make any of Target's or Shareholder's representations or warranties contained in this Agreement untrue or incorrect or prevent it from performing or cause it not to perform Target's or Shareholder's covenants hereunder.

         2.9 Absence of Undisclosed Liabilities. Excluding federal state and local income Taxes for the current year, Target has no material obligations or liabilities of any nature (matured or unmatured, fixed or contingent) other than
(i) those set forth or adequately provided for in the Balance Sheet for the period ended June 30, 1997 (the "Target Balance Sheet"), (ii) those incurred in the ordinary course of business and not required to be set forth in the Target Balance Sheet under generally accepted accounting principles, (iii) those incurred in the ordinary course of business since the Target Balance Sheet Date and consistent with past practice; (iv) those incurred in connection with the execution of this Agreement; (v) the obligations of Target to pay up to an additional $737,500 under the Crawford Agreement; and (vi) those otherwise disclosed on the Target Disclosure Schedule or other schedules to this Agreement, including but not limited to any requirements for withholding or contributions of amounts due to federal, state or local taxing authorities in connection with the Permitted Issuances or other distributions to shareholders or employees of Target referred to in the Agreement and in the Target Disclosure Schedule or other schedules to this Agreement. There are no outstanding obligations or liabilities of any nature (matured or unmatured, fixed or contingent) relating to the Transferred Assets other than the Transferred Liabilities.

         2.10 Litigation. There is no private or governmental action, suit, proceeding, claim, arbitration or investigation pending before any agency, court or tribunal, foreign or domestic, or, to the knowledge of Target or Shareholder, threatened against Target, the Transferred Assets, or any of Target's properties, officers or directors (in their capacities as such) that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect on Target or the Transferred Assets. There is no judgment, decree or order against Target, Shareholder, the Transferred Assets or, to the knowledge of Target or Shareholder, any of Target's directors or officers (in their capacities as such), that could prevent, enjoin, or materially alter or delay any of the transactions contemplated by this Agreement, or that could reasonably be expected to have a Material Adverse Effect on Target or the Transferred Assets. All litigation to which Target is a party or which relates to the Transferred Assets in any way, or, to the knowledge of Target and Shareholder, in which Target is threatened to become a party or the Transferred Assets are threatened to become a subject, is disclosed in the Target Disclosure Schedule.

         2.11 Restrictions on Business Activities. There is no agreement, judgment, injunction, order or decree binding upon Target or the Transferred Assets which has or could reasonably be expected to have the effect of prohibiting or materially impairing any current or future business practice of Target or business conducted with the Transferred Assets, any acquisition of property by Target, the conduct of business by Target as currently conducted or as proposed to be conducted by Target, or the conduct of business with the Transferred Assets as currently conducted or proposed to be conducted.

         2.12 Governmental Authorization. Target has obtained each federal, state, county, local or foreign governmental consent, license, permit, grant, or other authorization of a Governmental Entity (i) pursuant to which Target currently operates or holds any interest in any of its properties or (ii) that is required for the operation of Target's business or the holding of any such interest. Shareholder has obtained each federal, state, county, local or foreign governmental consent, license, permit, grant, or other authorization of a Governmental Entity (i) pursuant to which Shareholder currently operates or holds any interest in any of the Transferred Assets or (ii) that is required for the operation of the business conducted with the Transferred Assets or the holding of any such interest.((i) and (ii) herein collectively with (i) and (ii) from the preceding sentence, collectively called "Target Authorizations"). All of such Target Authorizations are in full force and effect, except where the failure to obtain or have any such Target Authorizations could not reasonably be expected to have a Material Adverse Effect on Target.

         2.13 Title to Property. Target has good and marketable title to all of its properties, interests in properties and assets, real and personal, reflected in the Target Balance Sheet or acquired after the Target Balance Sheet Date (except properties, interests in properties and assets sold or otherwise disposed or since the Target Balance Sheet Date in the ordinary course of business), or with respect to leased properties and assets, valid leasehold interests in, free and clear of all mortgages, liens, pledges, charges or encumbrances of any kind or character, except (i) the lien of current taxes not yet due and payable, (ii) such imperfections of title, liens and easements as do not and will not materially detract from or interfere with the use of the properties subject thereto or affected thereby, or otherwise materially impair business operations involving such properties, (iii) the Transferred
Liabilities, and (iv) liens securing debt which is reflected on the Target Balance Sheet (collectively with the Transferred Liabilities and including but not limited to the liabilities listed on Schedule 2.13(b) hereto, the "Permitted Encumbrances"). The plants, property and equipment of Target that are used in the operations of their businesses are in good operating condition and repair subject to ordinary wear and tear and to requirements for periodic maintenance. All properties used in the operations of Target are reflected in the Target Balance Sheet to the extent generally accepted accounting principles require the same to be reflected. Schedule 2.13 identifies each parcel of real property owned or leased by Target.

         2.14     Intellectual Property.

                  (a) Target owns, or is licensed or otherwise possesses legally enforceable rights to use all patents, trademarks, trade names, service marks, copyrights, and any applications therefor, maskworks, net lists, schematics, technology, know-how, trade secrets, inventory, ideas, algorithms, processes, computer software programs or applications (in both source code and object code form), and tangible or intangible proprietary information or material ("Intellectual Property") that is used or proposed to be used in the business of Target as currently conducted or as proposed to be conducted by Target, except to the extent that the failure to have such rights have not had and could not reasonably be expected to have a Material Adverse Effect on Target.

                  (b)   Schedule   2.14  lists  (i)  all   patents   and  patent
applications and all registered and unregistered trademarks, trade names and service marks, registered copyrights, and maskworks, included in the Intellectual Property, including the jurisdictions in which each such Intellectual Property right has been issued or registered or in which any application for such issuance and registration has been filed, (ii) all licenses, sublicenses and other agreements as to which Target is a party and pursuant to which any person is authorized to use any Intellectual Property, and
(iii) all licenses, sublicenses and other agreements as to which Target is a party and pursuant to which Target is authorized to use any third party patents, trademarks or copyrights, including software ("Third Party Intellectual Property Rights") which are incorporated in, are, or form a part of any Target product that is material to its business.

                  (c) To the knowledge of Target and Shareholder, there is no material unauthorized use, disclosure, infringement or misappropriation of any Intellectual Property rights of Target, any trade secret material to Target, or any Intellectual Property right of any third party to the extent licensed by or through Target, by any third party, including any employee or former employee of Target. Target has not entered into any agreement to indemnify any other person against any charge of infringement of any Intellectual Property.

                  (d) Target is not, nor will it be as a result of the execution and delivery of this Agreement or the performance of its obligations under this Agreement, in breach of any material license, sublicense or other agreement relating to the Intellectual Property or Third Party Intellectual Property Rights, the breach of which would have a Material Adverse Effect on Target.

                  (e) To Target's and Shareholder's knowledge, all patents, registered trademarks, service marks and copyrights held by Target are valid and subsisting. Target (i) has not been sued in any suit, action or proceeding which involves a claim of infringement of any patents, trademarks, service marks, copyrights or violation of any trade secret or other proprietary right of any third party; (ii) has no knowledge that the manufacturing, marketing, licensing or sale of its products infringes any patent, trademark, service mark, copyright, trade secret or other proprietary right of any third party, which such infringement would have a Material Adverse Effect on Target; and (iii) has not brought any action, suit or proceeding for infringement of Intellectual Property or breach of any license or agreement involving Intellectual Property against any third party.

                  (f) Target has secured valid written assignments from all consultants and employees who contributed to the creation or development of Intellectual Property of the rights to such contributions that Target does not already own by operation of law.

                  (g) Target has taken all necessary and appropriate steps (to the extent employed by comparable businesses) to protect and preserve the confidentiality of all material Intellectual Property not otherwise protected by patents, patent applications or copyright ("Confidential Information"). To the knowledge of Target and Shareholder, all use, disclosure or appropriation of Confidential Information owned by Target by or to a third party has been pursuant to the terms of a written agreement between Target and such third party. All use, disclosure or appropriation of Confidential Information not owned by Target has been pursuant to the terms of a written agreement between Target and the owner of such Confidential Information, or to the knowledge of Target and Shareholder, is otherwise lawful.

         2.15     Environmental Matters.

                  (a) Definitions. For the purposes of this Agreement, the following terms shall have the meanings set forth below:

                           (i)   "Environmental   Conditions"   shall  mean  any
environmental contamination or pollution or threatened contamination or pollution of, or the Release or threatened Release of Hazardous Materials into, the surface water, groundwater, surface soil, subsurface soil, air and land.

                           (ii)  "Environmental  Laws"  shall mean all  federal,
regional, state, county or local laws, statutes, ordinances, decisional law, rules, regulations, codes, orders, decrees, directives and judgments relating to public health or safety, pollution, damage to or protection of the environment, Environmental Conditions, Releases or threatened Releases of Hazardous Materials into the environment or the use, manufacture, processing, distribution, treatment, storage, generation, disposal, transport or handling of Hazardous Materials, whether existing in the past or present or hereafter enacted, rendered, adopted or promulgated. Environmental Laws shall include, but are not limited to, the following laws, and the regulations promulgated thereunder, as the same may be amended from time to time: the Comprehensive Environmental Response Compensation and Liability Act (42 U.S.C. 9601 et seq.) ("CERCLA"); the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.) ("RCRA"); the Clean Air Act (42 U.S.C. 7401 et seq.); the Clean Water Act (33 U.S.C. 1251 et seq.); together with their state law analogs.

                           (iii) "Environmental Permits" shall mean all permits,
authorizations, registrations, certificates, licenses, approvals or consents required under or issued by any Governmental Entity pursuant to Environmental Laws.

                           (iv)  "Former  Facilities"  shall  mean  any  plants,
offices, land, manufacturing or other facilities formerly owned, operated, leased, managed, used, controlled or occupied by Target in connection with Target's business, or by any former subsidiary of Target or any predecessor-in-interest of Target.

                           (v)  "Hazardous  Material"  shall  mean any  toxic or
hazardous substance, material or waste and any pollutant or contaminant, or infectious or radioactive substance or material, or any substances, materials and wastes defined or regulated under any Environmental Laws, including without limitation, solid wastes, petroleum, polychlorinated byphenyls and urea formaldehyde.

                           (vi) "Property" shall mean the facilities  located at
302 and 306 N. Main Street, Monticello, Indiana, presently owned and operated by Shareholder and leased by Target and to be transferred to Target pursuant to the Property Swap.

                           (vii)   "Release"   shall  mean  any  intentional  or
unintentional release, discharge, spill, leaking, pumping, pouring, emitting, emptying, injection, disposal or dumping.

                           (viii) "Remedial  Action" shall mean any and all: (i)
investigations of Environmental Conditions, including assessments, remedial investigations, sampling, monitoring or the installation of monitoring wells; or
(ii) actions taken to address Environmental Conditions, including the use, implementation, application, installation, operation or maintenance of removal actions, in-situ or ex-situ remediation technologies to the surface and subsurface soils, excavation and off-site disposal of such soils, soil vapor extraction systems, recovery wells, sumps or trenches, systems for long-term treatment of surface water or groundwater.

                  (b) Each of Target and Shareholder represents and warrants:

                           (i)  Permits.  Target  and  Shareholder  possess  all
Environmental Permits necessary in order to conduct Target's business as it is now being conducted and use the Property as currently operated by Target and Shareholder. Each Environmental Permit issued to Target or Shareholder is in full force and effect. Target and Shareholder are in compliance with all requirements, terms and provisions of the Environmental Permits issued to Target and Shareholder and each has filed on a timely basis (and updated as required) all reports, notices, applications or other documents required to be filed pursuant to the Environmental Permits. Target and Shareholder have submitted to Landec true and complete copies of all of the Environmental Permits (if any) issued to or held by Target or

Shareholder which by their terms or by operation of law will expire or otherwise become ineffective on or before the Closing Date. Target and Shareholder shall take all necessary actions to have such Environmental Permits renewed or reissued to Target prior to the Closing Date so as to allow Surviving
Corporation to continue Target's business and use the Property without interruption after the Closing Date.

                           (ii) Compliance  With  Environmental  Laws.  Target's
business and the Property are, and at all times have been, in material compliance with all Environmental Laws then applicable to Target's business, the Former Facilities, or the Property.

                           (iii) Reports, Disclosures and Notifications.  Target
and Shareholder have filed on a timely basis (and updated as required) all reports, disclosures, notifications, applications, pollution prevention, stormwater prevention or discharge prevention or response plans or other emergency or contingency plans required to be filed under Environmental Laws.
Schedule 2.15 lists all such reports, disclosures, notifications, applications and plans filed by Target and Shareholder under Environmental Laws. All such reports, disclosures, notifications, applications and plans are true, accurate and complete.

                           (iv)  Notices.  Neither  Target nor  Shareholder  has
received any notice that Target,  the Property or any of the Former  Facilities:
(i) is in violation of the requirements of any Environmental Permit or Environmental Laws; (ii) is the subject of any suit, claim, proceeding, demand, order, investigation or request or demand for information arising under any Environmental Permit or Environment Laws; or (iii) has actual or potential liability under any Environmental Laws, including without limitation CERCLA, RCRA, or any comparable state or local Environmental Laws.

                           (v) No Reporting or  Remediation  Obligations.  There
are no Environmental Conditions or other facts, circumstances or activities arising out of or relating to Target's business, the Property, or the use, operation or occupancy by Target or Shareholder of the Property or, to the knowledge of the Shareholder or Target after diligent inquiry, the Former Facilities that result or reasonably could be expected to result in (A) any obligation of Target or Shareholder to file any report or notice, to conduct any investigation, sampling or monitoring or to effect any environmental cleanup or remediation, whether onsite or offsite; or (B) liability, either to governmental agencies or third parties, for damages (whether to person, property or natural resources), cleanup costs or remedial costs of any kind or nature whatsoever.

                           (vi) Liens and Encumbrance.  No federal, state, local
or municipal governmental agency or authority has obtained or asserted an encumbrance or lien upon the Property or any other property of Target or, to the knowledge of the Shareholder or Target after diligent inquiry, any of the Former Facilities as a result of any Release, use or cleanup of any Hazardous Material for which Target or Shareholder is legally responsible, nor has any such Release, use or cleanup occurred which could result in the assertion or creation of such a lien or encumbrance.

                           (vii)  Storage  Transport  or Disposal  of  Hazardous
Materials.

                                    (A) There is not now nor has there ever been
located on the Property any areas or vessels used or intended for the treatment, storage or disposal of Hazardous Materials, including, but not limited to, drum storage areas, surface impoundments, incinerators, landfills, tanks, lagoons, ponds, waste piles or deep well injunction systems.

                                    (B)  Neither  Target  nor   Shareholder  has
transported any Hazardous Material for storage, treatment or disposal, or arranged for the transportation, storage, treatment or disposal of any Hazardous Material by contract, agreement or otherwise, at or to any location used for the treatment, storage or disposal of Hazardous Material.

                           (viii) Future Laws. There are no  Environmental  Laws
currently enacted or promulgated, but as to which compliance is not yet required, that would require Shareholder, the Surviving Corporation or the Landec Companies to take any action at the Property within three (3) years from the Closing of this Agreement in order to bring Target's business or the operations at the Property as presently conducted into compliance with such Environmental Laws.

         2.16     Taxes.

                  (a) Definitions. For purposes of this Agreement, the following definitions shall apply:

                           (i) The term  "Taxes"  shall mean all taxes,  however
denominated, including any interest, penalties or other additions to tax that may become payable in respect thereof, (A) imposed by any federal, territorial, state, local or foreign government or any agency or political subdivision of any such government, which taxes shall include, without limiting the generality of the foregoing, all income or profits taxes (including but not limited to, federal income taxes and state income taxes), payroll and employee withholding taxes, unemployment insurance, social security taxes, sales and use taxes, ad valorem taxes, excise taxes, franchise taxes, gross receipts taxes, business license taxes, occupation taxes, real and personal property taxes, stamp taxes, environmental taxes, transfer taxes, workers' compensation, Pension Benefit Guaranty Corporation premiums and other governmental charges, and other obligations of the same or of a similar nature to any of the foregoing, which are required to be paid, withheld or collected, (B) any liability for the payment of amounts referred to in (A) as a result of being a member of any affiliated, consolidated, combined or unitary group, or (C) any liability for amounts referred to in (A) or (B) as a result of any obligations to indemnify another person.

                           (ii)  The term  "Returns"  shall  mean  all  reports,
estimates, declarations of estimated tax, information statements and returns relating to, or required to be filed in connection with, any Taxes, including information returns or reports with respect to backup withholding and other payments to third parties.

                  (b) Returns Filed and Taxes Paid. All Returns required to be filed by or on behalf of Target, or relating to the Transferred Assets have been duly filed on a timely basis and such Returns are true, complete and correct, except to the extent that any failures to file or misstatements would not, individually or in the aggregate have a Material Adverse Effect. All Taxes shown to be payable on such Returns or on subsequent assessments with respect thereto, and all payments of estimated Taxes required to be made by or on behalf of Target under Section 6655 of the Code or comparable provisions of state, local or foreign law, have been paid in full on a timely basis, and no other Taxes are payable by Target with respect to items or periods covered by such Returns (whether or not shown on or reportable on such Returns). Target has and as of the Closing Date (assuming the effectuation of the Property Swap) will have, no liability for unpaid Taxes (whether actual or contingent, and whether or not shown on Returns filed prior to the Closing Date) for any periods (or portion thereof) ending on or prior to the Closing Date. Target has withheld and paid over all Taxes required to have been withheld and paid over, and complied with all information reporting and backup withholding requirements, including maintenance of required records with respect thereto, in connection with amounts paid or owing to any employee, creditor, independent contractor, or other third party. There are no liens on the Transferred Assets or any of the assets of Target with respect to Taxes, other than liens for Taxes not yet due and payable or for Taxes Target is contesting in good faith through appropriate proceedings and for which appropriate reserves have been established. Target has not been at any time a member of any partnership or joint venture for a period for which the statute of limitations for any Tax potentially applicable to Target or the Transferred Assets as a result of such membership has not expired.

                  (c) Tax Reserves. Target does not accrue or reserve and has not accrued or reserved any amounts for unpaid income Taxes in its unaudited Financial Statements.

                  (d) Returns Furnished. Landec has been furnished by Target with true and complete copies of (i) relevant portions of income tax audit reports, statements of deficiencies, closing or other agreements received by or on behalf of Target or Shareholder relating to Taxes, and (ii) all federal and state income or franchise tax returns and state sales and use tax Returns for or including Target for the fiscal years ended October 31, 1994, October 31, 1995, and October 31, 1996. Target has never been a member of an affiliated group of corporations filing consolidated returns or a unitary group of corporations filing combined returns. Target is not required to file Returns with any state other than states for which Returns have been duly filed and furnished to Landec.

                  (e) Tax Deficiencies; Audits; Statutes of Limitations. The Returns of Target have never been audited by a government or taxing authority, nor is any such audit in process, pending or threatened. No deficiencies exist or have been asserted within the past five (5) years (either in writing or verbally, formally or informally) or are expected to be asserted with respect to Taxes of Target or relating to the Transferred Assets, and Target has not received notice (either in writing or verbally, formally or informally) nor expects to receive notice that it has not filed a Return or paid Taxes required to be filed or paid. Target is not a party to any action or proceeding for assessment or collection of Taxes, nor has such event been asserted or threatened (either in writing or verbally, formally or informally) against Target, any of its assets or the Transferred Assets. No waiver or extension of any statute of limitations is in effect with respect to Taxes or Returns of Target or Taxes or Returns relating to the Transferred Assets. Target and Shareholder have disclosed on its state income and franchise tax returns all positions taken therein that could give rise to a substantial understatement penalty within the meaning of Code Section 6662 or comparable provisions of applicable state tax laws.

                  (f) Tax Sharing Agreements. Target is not (nor has it ever been) a party to any tax sharing agreement.

                  (g) Tax Elections. Target is not, nor has it been, a United States real property holding corporation within the meaning of Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) of the Code, and Landec is not required to withhold tax on the purchase of the Target Common Stock or the Transferred Assets by reason of Section 1445 of the

Code. Target is not a "consenting corporation" under Section 341(f) of the Code. Target has not entered into any compensatory agreements with respect to the performance of services which payment thereunder would result in a nondeductible expense to Target pursuant to Section 280G of the Code or an excise tax to the recipient of such payment pursuant to Section 4999 of the Code. Target has not agreed to, nor is it required to make any adjustment under Code Section 481(a) by reason of, a change in accounting method, and Target does not and will not otherwise have any material income reportable for a period ending after the Closing Date attributable to a transaction or other event (e.g., an installment sale) occurring prior to the Closing Date. Target is not, nor has it been, a "reporting corporation" subject to the information reporting and record maintenance requirements of Section 6038A and the regulations thereunder. Target is in compliance with the terms and conditions of any applicable tax exemptions, agreements or orders of any foreign government to which they may be subject or which they may have claimed, and the transactions contemplated by this Agreement will not have any adverse effect on such compliance.

                  (h) Target will transfer to Intellicoat at least ninety percent (90%) of the fair market value of the net assets and at least seventy percent (70%) of the fair market value of the gross assets held by Target immediately prior to the Merger. For the purpose of determining the percentage of Target's net and gross assets transferred to Intellicoat in the Merger, the following assets will be treated as property held by Target immediately prior to but not transferred to Intellicoat in the Merger: (i) assets disposed of by Target (other than assets transferred by Target to Intellicoat in the Merger) prior to the Merger and in contemplation thereof, (ii) assets used by Target to pay dissenting stockholders or to pay other expenses or liabilities incurred in connection with the Merger, and (iii) assets used to make distribution, redemption or other payments in respect of Target capital stock or rights to acquire such stock (including payments treated as such for tax purposes, but excluding regular, normal dividends) that are made in contemplation of the Merger or related thereto.

                  (i) Target is participating in the Merger for good and valid business reasons and not for tax purposes.

                  (j) Target has operated and will through the Effective Time continue to operate its historic business or use a significant portion of its historic business assets in a business.

                  (k) The liabilities of Target and the liabilities to which the assets of Target to be transferred to Intellicoat in the Merger are subject have been incurred by Target in the ordinary course of its business.

                  (l) Target is not and will not be, on the Effective Time, an "investment company" within the meaning of Section 368(a)(2)(F)(iii) and (iv) of the Code.

                  (m) Target is not under the jurisdiction of a court in a Title 11 bankruptcy or similar case within the meaning of Section 368 (a)(3)(A) of the Code.

                  (n) After due inquiry with officers and directors, Target has no knowledge of any plan or intention (a "Plan") on the part of Target's stockholders to engage in a sale, exchange, transfer, distribution, pledge, disposition or any other transaction which results in a reduction in the risk of ownership or a direct or indirect disposition (a "Sale") of shares of Landec Common Stock to be issued to such stockholders in the Merger, which shares would have an aggregate fair market value, as of the Effective Time, in excess of fifty percent (50%) of the aggregate fair market value (as determined based on the value to be exchanged in the Merger), immediately prior to the Merger, of all outstanding shares of Target Common Stock. For purposes of this paragraph, shares of Target Common Stock (or the portion thereof) (i) with respect to which a Target stockholder receives consideration in the Merger other than Landec Common Stock (including, without limitation, cash paid to dissenting shareholders, payments pursuant to the Earn-Out provisions of Section 1.3 hereof, the cash portion of the Merger Consideration paid pursuant to Section 1.1(d), and cash paid in lieu of fractional shares of Landec Common Stock) and/or (ii) with respect to which a Sale occurs prior to and in contemplation of the Merger shall be considered shares of outstanding Target Common Stock exchanged for Landec Common Stock in the Merger and then disposed of pursuant to a Plan.

         2.17     Employee Benefit Plans.

                  (a) Schedule 2.17 lists, with respect to Target and any trade or business (whether or not incorporated) which is treated as a single employer with Target (an "ERISA Affiliate") within the meaning of Section 414(b), (c),
(m) or (o) of the Code, (i) all material  employee  benefit plans (as defined in
Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), (ii) each loan to a non-officer employee in excess of $20,000, each loan to officers and directors and any stock option, stock purchase, phantom stock, stock appreciation right, supplemental retirement, severance, sabbatical, medical, dental, vision care, disability, employee relocation, cafeteria benefit (Code Section 125) or dependent care (Code Section 129), life insurance or accident insurance plans, programs or arrangements, (iii) all bonus, pension, profit sharing, savings, deferred compensation or incentive plans, programs or arrangements, (iv) other fringe or employee benefit plans, programs or arrangements that apply to senior management of Target and that do not generally apply to all employees, and (v) any current or former employment or executive compensation or severance agreements, written or otherwise, as to which unsatisfied obligations of Target of greater than $20,000 remain for the benefit of, or relating to, any present or former employee, consultant or director of Target (together, the "Target Employee Plans").

                  (b) Target has furnished to Landec a copy of each of the Target Employee Plans and related plan documents (including trust documents, insurance policies or contracts, employee booklets, summary plan descriptions and other authorizing documents, and, to the extent still in its possession, any material employee communications relating thereto) and has, with respect to each Target Employee Plan which is subject to ERISA reporting requirements, provided copies of the Form 5500 reports filed for the last three plan years. Any Target Employee Plan intended to be qualified under Section 401(a) of the Code has either obtained from the Internal Revenue Service a favorable determination letter as to its qualified status under the Code, including all amendments to the Code effected by the Tax Reform Act of 1986 and subsequent legislation, or has applied to the Internal Revenue Service for such a determination letter prior to the expiration of the requisite period under applicable Treasury Regulations or Internal Revenue Service pronouncements in which to apply for such determination letter and to make any amendments necessary to obtain a favorable determination. Target has also furnished Landec with the most recent Internal Revenue Service determination letter, if any, issued with respect to each such Target Employee Plan, and nothing has occurred since the issuance of each such letter which could reasonably be expected to cause the loss of the tax-qualified status of any Target Employee Plan subject to Code Section 401(a).

                  (c) (i) None of the Target Employee Plans promises or provides retiree medical or other retiree welfare benefits to any person; (ii) there has been no "prohibited transaction," as such term is defined in Section 406 of ERISA and Section 4975 of the Code, with respect to any Target Employee Plan, which could reasonably be expected to have, in the aggregate, a Material Adverse Effect; (iii) each Target Employee Plan has been administered in accordance with its terms and in compliance with the requirements prescribed by any and all statutes, rules and regulations (including ERISA and the Code), except as would not have, in the aggregate, a Material Adverse Effect, and Target and each ERISA Affiliate have performed all obligations required to be performed by them under, are not in any respect in default under or violation of, and have no knowledge of any default or violation by any other party to, any of the Target Employee Plans, which default or violation could reasonably be expected to have a Material Adverse Effect; (iv) neither Target nor any ERISA Affiliate is subject to any liability or penalty under Sections 4976 through 4980 of the Code or Title I of ERISA with respect to any of the Target Employee Plans; (v) all material contributions required to be made by Target or any ERISA Affiliate to any Target Employee Plan have been made on or before their due dates and a reasonable amount has been accrued for contributions to each Target Employee Plan for the current plan years; (vi) with respect to each Target Employee Plan, no "reportable event" within the meaning of Section 4043 of ERISA (excluding any such event for which the thirty (30) day notice requirement has been waived under the regulations to Section 4043 of ERISA) nor any event described in
Section 4062, 4063 or 4041 or ERISA has occurred; (vii) each of the Target Employee Plans may be terminated by Target at any time without liability to Target; and (viii) no Target Employee Plan is covered by, and neither Target nor any ERISA Affiliate has incurred or expects to incur any liability under Title IV of ERISA or Section 412 of the Code. With respect to each Target Employee Plan subject to ERISA as either an employee pension plan within the meaning of
Section 3(2) of ERISA or an employee  welfare benefit plan within the meaning of
Section 3(1) of ERISA, Target has prepared in good faith and timely filed all requisite governmental reports (which were true and correct as of the date filed) and, has properly and timely filed and distributed or posted all notices and reports to employees required to be filed, distributed or posted with respect to each such Target Employee Plan. No suit, administrative proceeding, action or other litigation has been brought, or to the best knowledge of Target is threatened, against or with respect to any such Target Employee Plan, including any audit or inquiry by the IRS or United States Department of Labor. Neither Target nor any ERISA Affiliate is a party to, or has made any contribution to or otherwise incurred any obligation under, any "multiemployer plan" as defined in Section 3(37) of ERISA.

                  (d) With respect to each Target Employee Plan, Target has complied with (i) the applicable health care continuation and notice provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and the proposed regulations thereunder and (ii) the applicable requirements of the Family Leave Act of 1993 and the regulations thereunder, except to the extent that such failure to comply would not, in the aggregate, have a Material Adverse Effect.

                  (e) The consummation of the transactions contemplated by this Agreement will not (i) entitle any current or former employee or other service provider of Target or any other ERISA Affiliate to severance benefits or any other  payment,  except  as  expressly  provided  in  this  Agreement,  or  (ii)
accelerate the time of payment or vesting, or increase the amount of compensation due any such employee or service provider.

                  (f) There has been no amendment to, written interpretation or announcement (whether or not written) by Target or other ERISA Affiliate relating to, or change in participation or coverage under, any Target Employee Plan which would materially increase the expense of maintaining such Plan above the level of expense incurred with respect to that Plan for the most recent fiscal year included in Target's financial statements.

         2.18 Employee Matters. Target is in compliance in all material respects with all currently applicable laws and regulations respecting employment, discrimination in employment, terms and conditions of employment, wages, hours and occupational safety and health and employment practices, and is not engaged in any unfair labor practice. There are no pending claims against Target under any workers compensation plan or policy or for long term disability. Target has no material obligations under COBRA with respect to any former employees or qualifying beneficiaries thereunder. There are no proceedings pending or, to the knowledge of Target or Shareholder, threatened, between Target and any of its employees, which proceedings have or could reasonably be expected to have a Material Adverse Effect on Target. Target is not a party to any collective bargaining agreement or other labor union contract nor does Target know of any activities or proceedings of any labor union or organize any such employees.

         2.19 Interested Party Transactions. Target is not indebted to any director, officer, employee or agent of Target (except for amounts due as normal salaries and bonuses and in reimbursement of ordinary expenses), and no such person is indebted to Target.

         2.20 Insurance. Target has policies of insurance and bonds of the type and in amounts customarily carried by persons conducting businesses or owning assets similar to those of Target including the Transferred Assets. There is no material claim pending under any of such policies or bonds as to which coverage has been questioned, denied or disputed by the underwriters of such policies or bonds. All premiums due and payable under all such policies and bonds have been paid and Target is otherwise in compliance with the terms of such policies and bonds. Neither Target nor Shareholder has any knowledge of any threatened termination of, or material premium increase with respect to, any of such policies.

         2.21 Compliance With Laws. Target has not received any notices of violation with respect to, any federal, state, local or foreign statute, law or regulation with respect to the conduct of its business, or the ownership or operation of its business. With respect to federal, state, local or foreign statute, law and regulations other than those described in Sections 2.15, 2.16 and 2.17 hereof, Target (and Shareholder with respect to the Transferred Assets) has complied with, is not in violation of any such federal, state, local or foreign statute, law or regulation except for such violations or failures to comply as could not reasonably be expected to have a Material Adverse Effect on Target.

         2.22 Minute Books. The minute books of Target made available to Landec contain a complete summary of all meetings of directors and shareholders or actions by written consent since the time of incorporation of Target through the date of this Agreement, and reflect all transactions referred to in such minutes accurately in all material respects.

         2.23 Complete Copies of Materials. Target and Shareholder have delivered or made available true and correct copies of each document which has been requested by Landec or its counsel in connection with their legal and accounting review of Target. All the material contracts, agreements and instruments to which Target is a party or which relate to the Transferred Assets are listed in 2.23 hereto.

         2.24 Brokers' and Finders' Fees. Other than the obligations of Target to pay up to $737,500 to Crawford pursuant to the Crawford Agreement, neither
Target  nor  Shareholder  has  incurred,   nor  will  they  incur,
directly or indirectly, any liability for brokerage or finders' fees or agents' commissions or investment bankers' fees or any similar charges in connection with this Agreement or any transaction contemplated hereby.

         2.25 Vote Required. The written consent of Shareholder and the Minority Interest Holders is the only vote of the holders of any of Target's Common Stock necessary to approve this Agreement and the transactions contemplated hereby. There will be no dissenting shareholders or persons with dissenter's rights (as such terms are defined in the Indiana Business Corporation Law) related to the transactions contemplated hereby.

         2.26 Board  Approval.  The Board of Directors of Target has unanimously
(i) approved this Agreement and the Merger, (ii) determined that the Merger is in the best interests of the shareholders of Target and is on terms that are fair to such shareholders and (iii) recommended that the shareholders of Target approve this Agreement and the Merger.

         2.27 Inventory. The inventories shown on the Financial Statements or thereafter acquired by Target, consisted of items of a quantity and quality usable or salable in the ordinary course of business less ordinary allowances for unsaleable products. Since June 30, 1997, Target has continued to replenish inventories in a normal and customary manner consistent with past practices. Target has not received written or oral notice that it will experience in the foreseeable future any difficulty in obtaining hybrid cord seed, in the desired quantity and quality and at a reasonable price and upon reasonable terms and conditions, but such prices and the terms and conditions of their purchase are subject to negotiation with third parties. The values at which inventories are carried reflect the inventory valuation policy of Target, which is consistent with its past practice and in accordance with generally accepted accounting principles applied on a consistent basis.

         2.28 Accounts Receivable. Subject to any reserves set forth in the Financial Statements, the accounts receivable shown on the Financial Statements represent and will represent bona fide claims against debtors for sales and other charges, and are not subject to discount except for normal trade discounts. To the best of Target's and Shareholder's knowledge, after due inquiry, the amount carried for doubtful accounts and allowances disclosed in the Financial Statements is sufficient to provide for any losses which may be sustained on realization of the receivables.

         2.29 Customers and Suppliers. As of the date hereof, no customer which individually accounted for more than 5% of Target's gross revenues during the 12 month period preceding the date hereof, and no supplier of Target, has canceled or otherwise terminated, or made any written threat to Target to cancel or otherwise terminate its relationship with Target, or has at any time on or after June 30, 1997 decreased materially its services or supplies to Target in the case of any such supplier, or its usage of the services or products of Target in the case of such customer, and to Target's knowledge, no such supplier or customer intends to cancel or otherwise terminate its relationship with Target or to decrease materially its services or supplies to Target or its usage of the services or products of Target, as the case may be.

         2.30 Certain Shareholder Representations. Shareholder represents and warrants that:

                  (a) Restricted Shares; Rule 144. Shareholder is aware that the Merger Stock Consideration must be held indefinitely unless subsequently registered under the Securities Act or an exemption from such registration is available. Purchaser is aware of the provisions of Rules 144 and 145 promulgated under the Securities Act which permit limited resale of shares received in a private placement subject to the satisfaction of certain conditions, including, among other things, the existence of a public market for the shares, the availability of certain current public information about the Company, the resale occurring not less than one year after a party has purchased and paid for the security to be sold, the sale being effected through a "broker's transaction" or in transactions directly with a "market maker" (as provided by Rule 144(f)) and the number of shares being sold during any three-month period not exceeding specified limitations. Shareholder is further aware that the Merger Stock Consideration shall bear the following legend:

                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. SUCH SHARES MAY NOT BE SOLD, TRANSFERRED OR PLEDGED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS THE COMPANY RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE COMPANY) REASONABLY ACCEPTABLE TO IT STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SAID ACT.

                  THE SHARES REPRESENTED BY THIS CERTIFICATE WERE ISSUED IN A TRANSACTION TO WHICH RULES 144 AND/OR 145 UNDER THE SECURITIES ACT OF 1933, AS AMENDED APPLIES AND MAY ONLY BE TRANSFERRED IN CONFORMITY WITH THE PROVISIONS OF SUCH RULE."

                  (b) Experience. Shareholder has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to Landec so that he is capable of evaluating the merits and risks of his investment in Landec and has the capacity to protect his own interests. In addition, Shareholder recognizes that a holding in Landec is highly speculative and involves significant risks including a complete loss of such holding. Finally, Shareholder represents that he is an "Accredited Investor" as defined in Rule 501(a) of Regulation D of the Securities Act.

                  (c) Investment. Shareholder is acquiring the Merger Stock Consideration for investment for his own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof. He understands that the Merger Stock Consideration has not been, and will not be, registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act, the availability of which depends upon among other thing, the bona fide nature of the investment intent and the accuracy of Shareholder's representations as expressed herein.

                  (d) Public Market; No Federal or State Approval. Shareholder understands that while a public market currently exists for the Common Stock of Landec, that Landec has made no assurances that a public market will continue to exist in the future. Shareholder understands that no Federal or state agency has passed upon the Merger Stock Consideration or made any finding or determination as to the fairness of the investment or any recommendation or endorsement of the Merger Stock Consideration.

                  (e) Access to Data. Shareholder has had an opportunity to discuss the business, management and financial affairs of Landec and Intellicoat with its management. Shareholder has also had opportunity to ask questions of officers of Landec and Intellicoat, which questions were answered to his satisfaction.

         2.31 Representations Complete. None of the representations or warranties made by Target herein or in any Schedule or Exhibit hereto, including the Target Schedule, or certificate furnished by Target pursuant to this Agreement or any written statement furnished to Landec pursuant hereto or in connection with the transactions contemplated hereby, when all such documents are read together in their entirety, as of the date hereof contains or is reasonably expected to contain at the Effective Time any untrue statement of a material fact, or as of the date hereof omits or is reasonably expected to omit at the Effective Time to state any material fact necessary in order to make the statements contained herein or therein, in the light of the circumstances under which made, not misleading.



                                   ARTICLE III

            REPRESENTATIONS AND WARRANTIES OF LANDEC AND INTELLICOAT

         Except as disclosed in a document of even date herewith and delivered by Landec to Target prior to the execution and delivery of this Agreement and referring to the representations and warranties in this Agreement (the "Landec Disclosure Schedule"), Landec and Intellicoat represent and warrant to Target as follows:

         3.1 Organization, Standing and Power. Each of the Landec Companies, is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of organization. Each of the Landec Companies has the corporate power to own its properties and to carry on its business as now being conducted and as proposed to be conducted and is duly qualified to do business and is in good standing in each jurisdiction in which the failure to be so qualified and in good standing would have a Material Adverse Effect on it. Landec has delivered a true and correct copy of the Articles of Incorporation and Bylaws of each of the Landec Companies, each as amended to date, to Target. None of the Landec Companies is in violation of any of the provisions of its Articles of Incorporation or Bylaws or equivalent organizational documents. Except as described in the Landec SEC Documents (as hereinafter defined) Landec is the owner of all outstanding shares of capital stock of each of the other Landec Companies and all such shares are duly authorized, validly issued, fully paid and nonassessable. All such outstanding shares of capital stock are owned free and clear of all liens, charges, claim or encumbrances or rights of others. Except as described in the Landec SEC Documents there are no outstanding subscriptions, options, warrants, puts, calls, rights, exchangeable or convertible securities or other commitments or agreements of any character relating to the issued or unissued capital stock or other securities of any of the Landec Companies, or otherwise obligating any of the Landec Companies to transfer, sell, purchase, redeem or otherwise acquire any of the Landec Companies. Except as disclosed in the Landec SEC Documents, Landec does not directly or indirectly own any equity or similar interest in, or any interest convertible or exchangeable or exercisable for, any equity or similar interest in, any corporation, partnership, joint venture or other business association or entity.

         3.2 Authority. The Landec Companies have all requisite corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Landec Companies. This Agreement has been duly executed and delivered by the Landec Companies and constitutes the valid and binding obligations of the Landec Companies. The execution and delivery of this Agreement do not, and the consummation of the transactions contemplated hereby will not, conflict with, or result in any violation of, or default under (with or without notice or lapse of time, or both), or give rise to a right of termination, cancellation or acceleration of any obligation or loss of a benefit under (i) any provision of the Articles of Incorporation or Bylaws of the Landec Companies, as amended, or (ii) any material mortgage, indenture, lease, contract or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to the Landec Companies or their properties or assets. No consent, approval, order or authorization of, or registration, declaration or filing with, any Governmental Entity, is required by or with respect to the Landec Companies in connection with the execution and delivery of this Agreement by the Landec Companies or the consummation by the Landec Companies of the transactions contemplated hereby, except for (i) the filing of the Agreement of Merger, together with the required officers' certificates, as provided in Section 1.2, (ii) the filing of a Form 8-K with the Securities and Exchange Commission ("SEC") and National Association of Securities Dealers ("NASD") within 15 days after the Closing Date, (iii) any filings as may be required under applicable state securities laws and the securities laws of any foreign country, (iv) the filing with the Nasdaq National Market of a Notification Form for Listing of Additional Shares with respect to the shares of Landec Common Stock issuable upon conversion of the Target Common Stock in the Merger, and (v) such other consents, authorizations, filings, approvals and registrations which, if not obtained or made, would not have a Material Adverse Effect on Landec and would not prevent, materially alter or delay any the transactions contemplated by this Agreement.

         3.3 SEC Documents; Financial Statements. Landec has made available to Target and Shareholder a true and complete copy of each statement, report, registration statement (with the prospectus in the form filed pursuant to Rule 424(b) of the Securities Act), definitive proxy statement, and other filing filed with the SEC by Landec since February 15, 1996, and, prior to the Closing Date, Landec will have furnished Target and Shareholder with true and complete copies of any additional documents filed with the SEC by Landec prior to the Closing Date (collectively, the "Landec SEC Documents"). In addition, Landec has made available to Target and Shareholder all exhibits to the Landec SEC Documents filed prior to the date hereof, and will promptly make available to Target and Shareholder all exhibits to any additional Landec SEC Documents filed prior to the Closing Date. As of their respective filing dates, the Landec SEC Documents complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended and the Securities Act, and none of the Landec SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent corrected by a subsequently filed Landec SEC Document. The financial statements of Landec, including the notes thereto, included in the Landec SEC Documents (the "Landec Financial Statements") were complete and correct in all material respects as of their respective dates, complied as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto as of their respective dates, and have been prepared in accordance with GAAP applied on a basis consistent throughout the periods indicated and consistent with each other (except as may be indicated in the notes thereto or, in the case of unaudited statements included in Quarterly Reports on Form 10-Q, as permitted by Form 10-Q of the SEC). The Landec Financial Statements fairly present the consolidated financial condition and operating results of Landec and its subsidiaries at the dates and during the periods indicated therein (subject, in the case of unaudited statements, to normal, recurring year-end adjustments). There has been no change in Landec accounting policies except as described in the notes to the Landec Financial Statements.

         3.4        Representations Relating to Reorganization Status.

                  (a) Prior to the Effective Time, Landec will be in control of Intellicoat within the meaning of Section 368(c)(1) of the Code.

                  (b) Landec has no plan or intention to reacquire any of its stock issued in the Merger, other than possible purchases in the ordinary course of business of shares held by Target employees in connection with termination of employment of such employees.

                  (c) Landec has no plan or intention to liquidate Intellicoat, to merge Intellicoat with and into another corporation (other than Target pursuant to the Merger), to sell or otherwise dispose of the stock of Intellicoat, or to cause Intellicoat to sell or otherwise dispose of any of the assets of Target acquired in the Merger, except for dispositions made in the ordinary course of business, transfers described in Section 368(a)(2)(C) of the Code, or sales or dispositions for which reasonable arm's-length consideration is received for the assets sold or disposed of.

                  (d) Neither Landec nor Intellicoat is an investment company as defined by Section 368(a)(2)(F)(iii) and (iv) of the Code.

                  (e) Landec and Intellicoat are participating in the Merger for good and valid business reasons and not for tax purposes.

                  (f) Following the Merger, Intellicoat has no plan or intent to issue additional shares of its stock that would result in Landec losing control of Intellicoat within the meaning of Section 368(c)(1) of the Code and will not do so prior to one year following the Effective Time..

                  (g) Following the Merger, Intellicoat (or a transferee of Intellicoat in a transaction described in Section 368(a)(2)(C) of the Code) will continue the historic business of Target or use a significant portion of Target's business assets in a business.

         3.5 Representations Complete. None of the representations or warranties made by Landec herein or in any Schedule hereto, including the Landec Disclosure Schedule and the Landec SEC Documents, or certificate furnished by Landec pursuant to this Agreement, when all such documents are read together in their entirety as of the date hereof contains or is reasonably expected to contain at the Closing Date any untrue statement of a material fact, or as of the date hereof omits or is reasonably expected to omit at the Closing Date to state any material fact necessary in order to make the statements contained herein or therein, in the light of the circumstances under which made, not misleading.



                                   ARTICLE IV

                       CONDUCT PRIOR TO THE EFFECTIVE TIME

         4.1 Conduct of Business of Target. Between the date hereof and the Effective Time, Target will conduct its business, and Shareholder will operate the Transferred Assets, in the ordinary course consistent with past practice, and neither Shareholder nor Target will, except as provided in this Agreement, including attached Schedule 4.1 or otherwise with the prior written approval of
Landec:

                  (a) Charter Documents. Cause or permit any amendments to Target's Articles of Incorporation or Bylaws;

                  (b) Dividends; Changes in Capital Stock. Declare or pay any dividends on or make any other distributions (whether in cash, stock or property) in respect of any of Target's capital stock, or split, combine or reclassify any of Target's capital stock or issue or authorize the issuance of any other securities in respect of, in lieu of or in substitution for shares of Target's capital stock, or repurchase or otherwise acquire, directly or indirectly, any shares of Target's capital stock;

                  (c) Material Contracts. Enter into any material contract or commitment, or violate, amend or otherwise modify or waive any of the terms of any of Target's material contracts, other than in the ordinary course of business consistent with past practice;

                  (d)  Issuance  of  Securities.  Other  than  pursuant  to  the
Permitted Issuances, issue, deliver or sell or authorize or propose the issuance, delivery or sale of, or purchase or propose the purchase of, any shares of Target's capital stock or securities convertible into, or subscriptions, rights, warrants or options to acquire, or other agreements or commitments of any character obligating it to issue any such shares or other convertible securities;

                  (e) Intellectual Property. Transfer to any person or entity any rights to Target's Intellectual Property other than in the ordinary course of business consistent with past practice;

                  (f) Exclusive Rights. Enter into or amend any agreements pursuant to which any other party is granted exclusive marketing or other exclusive rights of any type or scope with respect to any of Target's products or technology;

                  (g) Dispositions. Other than pursuant to the Property Swap, sell, lease, license or otherwise dispose of or encumber any of Target's properties or assets which are material, individually or in the aggregate, to Target's business, taken as a whole;

                  (h) Indebtedness. Incur any indebtedness for borrowed money on behalf of Target or cause Target to guarantee any indebtedness or issue or sell any debt securities or guarantee any debt securities of others, provided however, that Target may incur up to $300,000 in debt under that certain Business Loan Agreement between First of America Bank-Indiana and Target dated November 16, 1996, as amended July 28, 1997 in order to satisfy working capital obligations of Target consistent with the operation of Target in the ordinary course, including but not limited to, as described in this Section 4.1;

                  (i) Leases. Cause Target to enter into an operating lease with aggregate expected payments in excess of $20,000;

                  (j) Payment of Obligations. Cause Target to pay, discharge or satisfy in an amount in excess of $10,000 in any one case or $50,000 in the aggregate, any claim, liability or obligation (absolute, accrued, asserted or unasserted, contingent or otherwise) arising other than in the ordinary course of business, other than the payment, discharge or satisfaction of liabilities reflected or reserved against in the Financial Statements;

                  (k) Capital Expenditures. Cause Target to make any capital expenditures, capital additions or capital improvements except in the ordinary course of business and consistent with past practice;

                  (l) Insurance. Materially reduce the amount of any material insurance coverage provided by existing insurance policies relating to the business, assets or liabilities of Target;

                  (m) Termination or Waiver. Terminate or waive any right of substantial value to Target;

                  (n) New Hires; Pay Increases. Cause Target to adopt or amend any employee benefit or stock purchase or option plan, or hire any new director level or officer level employee, pay any special bonus or special remuneration to any employee or director, or increase the salaries or wage rates of Target's employees;

                  (o) Severance Arrangements. Cause Target to grant any severance or termination pay (i) to any director or officer of Target or (ii) to any other employee of Target except grants which are made in the ordinary course of business in accordance with Target's standard past practice;

                  (p) Lawsuits. Commence a lawsuit relating to Target other than for the routine collection of bills;

                  (q) Acquisitions. Cause Target to acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or other business organization or division thereof, or otherwise acquire or agree to acquire any assets which are material, individually or in the aggregate, to Target's business, taken as a whole;

                  (r) Taxes. Other than in the ordinary course of business, make or change any material election in respect of Taxes relating to Target, adopt or change any accounting method in respect of Taxes relating to Target or consent to any extension or waiver of the limitation period applicable to any claim or assessment in respect of Taxes relating to Target;

                  (s) Revaluation. Revalue any of Target's assets, including without limitation writing down the value of inventory or writing off notes or accounts receivable other than in the ordinary course of business; or

                  (t) Other. Agree in writing or otherwise to take, any of the actions described in Sections 4.1(a) through (s) above, or any action which would make any of Target's or Shareholder's representations or warranties contained in this Agreement untrue or incorrect in any material respect, or prevent it from performing or cause it not to perform Target's or Shareholder's covenants hereunder.

         4.2 No Solicitation. Target and the officers, directors, employees or other agents of Target will not, directly or indirectly, (i) take any action to solicit, initiate or encourage any Takeover Proposal (defined below) or (ii) subject to the terms of the immediately following sentence, engage in negotiations with, or disclose any nonpublic information relating to Target to, or afford access to the properties, books or records of Target to, any person that has advised Target that it may be considering making, or that has made, a Takeover Proposal. "Takeover Proposal" means any offer or proposal for, or any indication of interest in, a merger or other business combination involving Target or the acquisition of any significant equity interest in, or a significant portion of the assets of Target, other than the transactions contemplated by this Agreement.

         4.3      Access to Information.

                  (a) Target shall afford Landec and its accountants, counsel and other representatives, reasonable access during normal business hours during the period prior to the Effective Time to (i) all of Target's properties, books, contracts, commitments and records, and (ii) all other information concerning the business, properties and personnel of Target and its subsidiaries as Landec may reasonably request. Target agrees to provide to Landec and its accountants, counsel and other representatives copies of internal financial statements promptly upon request.

                  (b) Subject to compliance with applicable law, from the date hereof until the Effective Time, each of Landec and Target shall confer on a regular and frequent basis with one or more representatives of the other party to report operational matters of materiality and the general status of ongoing operations.

                  (c) No information or knowledge obtained in any investigation pursuant to this Section 4.3 shall affect or be deemed to modify any representation or warranty contained herein or the conditions to the obligations of the parties to consummate the Merger.

         4.4 Confidentiality. The parties acknowledge that Landec and Target have previously executed a Non-Disclosure and Non-Solicitation Agreement dated June 16, 1997 (the "Confidentiality Agreement"), which Confidentiality Agreement shall continue in full force and effect in accordance with its terms.

         4.5 Public Disclosure. Unless otherwise permitted by this Agreement, Landec and Target shall consult with each other before issuing any press release or otherwise making any public statement or making any other public (or non-confidential) disclosure (whether or not in response to an inquiry) regarding the terms of this Agreement and the transactions contemplated hereby, and neither shall issue any such press release or make any such statement or disclosure without the prior approval of the other (which approval shall not be unreasonably withheld), except as may be required by law or by obligations pursuant to any listing agreement with any national securities exchange or with the NASD.

         4.6      Consents; Cooperation.

                  (a) Each of Landec and Target shall promptly apply for or otherwise seek, and use commercially reasonable efforts to obtain, all consents and approvals required to be obtained by it for the consummation of the Merger, and shall use commercially reasonable efforts to obtain all necessary consents, waivers and approvals under any of its material contracts in connection with the Merger for the assignment thereof or otherwise. The parties hereto will consult and cooperate with one another, and consider in good faith the views of one another, in connection with any analyses, appearances, presentations, memoranda, briefs, arguments, opinions and proposals made or submitted by or on behalf of any party hereto in connection with proceedings under or relating to any federal or state law.

                  (b) Each of Landec and Target shall use all commercially reasonable efforts to resolve such objections, if any, as may be asserted by any Governmental Entity with respect to the Merger. In connection therewith, if any administrative or judicial action or proceeding is instituted (or threatened to be instituted) challenging any transaction contemplated by this Agreement as violative of any law, each of Landec and Target shall cooperate and use all reasonable efforts vigorously to contest and resist any such action or proceeding and to have vacated, lifted, reversed, or overturned any decree, judgment, injunction or other order, whether temporary, preliminary or permanent (each an "Order"), that is in effect and that prohibits, prevents, or restricts consummation of the Merger or any such other transactions, unless by mutual agreement Landec and Target decide that litigation is not in their respective best interests. Notwithstanding the provisions of the immediately preceding sentence, it is expressly understood and agreed that Landec and Target shall have no obligation to litigate or contest any administrative or judicial action or proceeding or any Order beyond September 30, 1997.

                  (c) Notwithstanding anything to the contrary in Section 4.6(a) or (b), (i) neither Landec nor any of its subsidiaries shall be required to divest any of their respective businesses, product lines or assets, or to take or agree to take any other action or agree to any limitation that could reasonably be expected to have a Material Adverse Effect on Landec or on Landec combined with the Surviving Corporation after the Effective Time or (ii) Target shall not be required to divest any of its businesses, product lines or assets, or to take or agree to take any other action or agree to any limitation that could reasonably be expected to have a Material Adverse Effect on Target.

                  (d) Notwithstanding anything to the contrary in this Section 4.6, the parties shall use commercially reasonable efforts from and after the date hereof, including if necessary such efforts subsequent to the Closing, to
(i) release Shareholder and his wife from any and all liabilities and obligations relating to the Transferred Liabilities, except to the extent relating to periods prior to the Property Swap, and substitute the Surviving Corporation as the obligor under the Transferred Liabilities; (ii) release the Surviving Corporation from and against any and all liabilities and obligations relating to the Assumed Liabilities, and substitute Shareholder as the obligor under the Assumed Liabilities; and (iii) release Shareholder and his wife from and against any and all obligations, including but not limited to guarantees, pledges, security interests and mortgages in any way relating to the $700,000 line of credit provided under the Business Loan Agreement described in Section
4.1 (h) hereof (the "Line of Credit"). In the event that the parties, after using the commercially reasonable efforts described above, are unable to effect the releases described in clauses (i), (ii) and (iii) above, then (x) Landec and the Surviving Corporation shall pay any and all Transferred Liabilities when due and indemnify and hold Shareholder and his wife harmless from and against any obligations or liabilities under the Transferred Liabilities (except with respect to periods prior to the Property Swap); (y) Shareholder shall pay any and all Assumed Liabilities when due and indemnify and hold the Landec Companies harmless from and against any obligations or liabilities under the Assumed Liabilities; and (z) Landec and the Surviving Corporation shall pay any and all obligations and liabilities under the Line of Credit when due and indemnify and hold Shareholder and his wife harmless from and against any and all obligations and liabilities, including but not limited to guarantees, pledges, security interests, and mortgages relating to the Line of Credit, including but not limited to (promptly upon request of Shareholder) paying all balances due under the Line of Credit and terminating the Line of Credit.

         4.7 Legal Requirements. Each of Landec, Intellicoat, Shareholder and Target will, and will cause their respective subsidiaries (if any) to, take all reasonable actions necessary to comply promptly with all legal requirements which may be imposed on them with respect to the consummation of the transactions contemplated by this Agreement and will promptly cooperate with and furnish information to any party hereto necessary in connection with any such requirements imposed upon such other party in connection with the consummation of the transactions contemplated by this Agreement and will take all reasonable actions necessary to obtain (and will cooperate with the other parties hereto in obtaining) any consent, approval, order or authorization of, or any registration, declaration or filing with, any Governmental Entity or other person, required to be obtained or made in connection with the taking of any action contemplated by this Agreement.

         4.8 Blue Sky Laws. Landec shall take such steps as may be necessary to comply with the securities and blue sky laws of all jurisdictions which are applicable to the issuance of the Landec Common Stock in connection with the Merger. Target shall use commercially reasonable efforts, at the expense of Landec, to assist Landec as may be necessary to comply with the securities and blue sky laws of all jurisdictions which are applicable in connection with the issuance of Landec Common Stock in connection with the Merger.

         4.9 Listing of Additional Shares. Prior to the Effective Time, if required, Landec shall file with the Nasdaq National Market a Notification Form for Listing of Additional Shares with respect to the shares of Landec Common Stock issuable upon conversion of the Target Common Stock in the Merger.

         4.10 Expenses. Whether or not the Merger is consummated, all costs and expenses incurred in connection with this Agreement, the Agreement of Merger and the transactions contemplated hereby and thereby shall be paid by the party incurring such expense; provided, however, that any out-of-pocket expenses incurred by Target (including, without limitation, fees and expenses of legal counsel, financial advisors and accountants) in excess of $50,000 shall be paid directly by Shareholder, but provided further, that, in addition to the above, Landec shall pay the reasonable fees and expenses of Katz, Sapper, & Miller LLP up to $20,000, which were incurred in connection with their performance of the audit of the annual financial statements of Target for the fiscal years ended October 31, 1995 and October 31, 1996.

         4.11     Employee Matters.

                  (a) Stock Option Plan. Within six (6) months of the Closing, each full time employee of the Surviving Corporation will be permitted to participate in Intellicoat's 1996 Stock Option Plan.

                  (b) Stock Purchase Plan. Each full time employee of the Surviving Corporation as of the first enrollment date under the Landec 1996 Employee Stock Purchase Plan following the date six (6) months from the Closing, will be permitted to participate in the Landec 1996 Employee Stock Purchase Plan, on the same terms as other Employees of Intellicoat.

         4.12 Further Assurances. Each of the parties to this Agreement shall use commercially reasonable efforts to effectuate the transactions contemplated hereby and to fulfill and cause to be fulfilled the conditions to closing under this Agreement. Each party hereto, at the reasonable request of another party hereto, shall execute and deliver such other instruments and use commercially reasonable efforts to do and perform such other acts and things as may be necessary or desirable for effecting completely the consummation of this Agreement and the transactions contemplated hereby.

                                    ARTICLE V

                            CONDITIONS TO THE MERGER

         5.1 Conditions to Obligations of Each Party to Effect the Merger. The respective obligations of each party to this Agreement to consummate and effect this Agreement and the transactions contemplated hereby shall be subject to the satisfaction at or prior to the Effective Time of each of the following conditions, any of which may be waived, in writing, by agreement of all the parties hereto:

                  (a) No Injunctions or Restraints; Illegality. No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal or regulatory restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding brought by an administrative agency or commission or other governmental authority or instrumentality, domestic or foreign, seeking any of the foregoing be pending; nor shall there be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger, which makes the consummation of the Merger illegal. In the event an injunction or other order shall have been issued, each party agrees to use its reasonable diligent efforts to have such injunction or other order lifted.

                  (b) Governmental  Approval.  Landec,  Target,  Shareholder and
Intellicoat and their respective subsidiaries (if any) shall have timely obtained from each Governmental Entity all approvals, waivers and consents, if any, necessary for consummation of or in connection with the Merger and the several transactions contemplated hereby, including such approvals, waivers and consents as may be required under the Securities Act and under state Blue Sky laws.

                  (c) Listing of Additional Shares. If required, the filing by Landec with the Nasdaq National Market of a Notification Form for Listing of Additional Shares with respect to the shares of Landec Common Stock issuable upon conversion of the Target Common Stock in the Merger shall have been made.

         5.2 Additional Conditions to Obligations of Target. The obligations of Shareholder and Target to consummate and effect this Agreement and the transactions contemplated hereby shall be subject to the satisfaction at or prior to the Effective Time of each of the following conditions, any of which may be waived, in writing, by Target:

                  (a) Certificate of Landec. Target shall have been provided with a certificate executed on behalf of Landec by its President and its Chief Financial Officer to the effect that, as of the Effective Time all covenants, obligations and conditions of this Agreement to be performed by the Landec Companies on or before such date have been so performed in all material respects.

                  (b) Legal Opinion. Target shall have received a legal opinion from Landec's legal counsel substantially in the form of Exhibit C hereto.

                  (c) Employment Agreement. Landec, the Surviving Corporation and Shareholder shall have entered into an Employment Agreement in substantially the form attached hereto as Exhibit D.

         5.3 Additional Conditions to the Obligations of Landec Companies. The obligations of the Landec Companies to consummate and effect this Agreement and the transactions contemplated hereby shall be subject to the satisfaction at or prior to the Effective Time of each of the following conditions, any of which may be waived, in writing, by Landec:

                  (a) Certificate of Target. Landec shall have been provided with a certificate executed on behalf of Target by its President and Chief Financial Officer to the effect that, as of the Effective Time, all covenants, obligations and conditions of this Agreement to be performed by Target on or before such date have been so performed in all material respects.

                  (b) Third Party Consents. Landec shall have been furnished with evidence satisfactory to it of the consent or approval of those persons whose consent or approval shall be required in connection with the Merger under any material contract of Target. Notwithstanding the above, however, if any such consent or approval is not obtained prior to the Closing, then the Landec Companies will cooperate with Shareholder in any reasonable arrangement necessary or desirable to afford the Landec Companies with the practical benefits and obligations under such contract for periods subsequent to Closing consistent with the terms of this Agreement, and in this event this condition shall be deemed satisfied notwithstanding that third-party consent or approval shall not have been obtained. These conditions shall not apply with respect to obtaining the consents relating to the Transferred Liabilities, Assumed Liabilities and Line of Credit, which shall be subject to and governed by
Section 4.6(d).

                  (c) Injunctions or Restraints on Merger and Conduct of Business. No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal or regulatory restraint provision limiting or restricting Landec's conduct or operation of the business of Target or ownership or use of the Transferred Assets following the Merger shall be in effect, nor shall any proceeding brought by an administrative agency or commission or other Governmental Entity, domestic or foreign, seeking the foregoing be pending.

                  (d) Legal Opinion. Landec shall have received a legal opinion from Target's legal counsel, in substantially the form of Exhibit E.

                  (e) FIRPTA Certificate. Target shall have provided Landec with the FIRPTA Notification Letter and other documents attached hereto as Exhibit F.

                  (f) Non-Competition Agreement.The Shareholder shall have accepted employment with the Surviving Corporation and have entered into the Non-Competition Agreement in substantially the form attached hereto as Exhibit B.

                  (g) Shareholder Agreement. The Shareholder shall have executed and delivered a Shareholder Agreement in substantially the form attached hereto as Exhibit G to Landec.

                  (h) Expense Statement. Landec shall have received from Target a statement of all out-of-pocket expenses billed to Target as of the Closing Date which are subject to the limitation described in Section 5.3(h) hereto.

                  (i)  Property   Swap.   The  Property  Swap  shall  have  been
consummated in accordance with the description set forth in Section 2.3 hereof.

                  (j) Termination of Bonus Arrangement. Any bonus arrangement relating to the profitability of Target entered into between the Shareholder, Target and Michael L. Godlove and Martin J. Huseman, respectively, shall have been terminated with respect to periods after the Closing, and shall be of no further force and effect. All of the payment obligations of Target (if any) thereunder for periods prior to the Closing shall have been satisfied.

                  (l) Shareholder Vote. Holders of one hundred percent (100%) of the outstanding shares of the capital stock of Target shall have approved the Merger.

                                   ARTICLE VI

                          TERMINATION; INDEMNIFICATION

         6.1 Termination. At any time prior to the Effective Time, this Agreement may be terminated:

                  (a) by mutual consent of Landec and Target;

                  (b) by either Landec or Target, if, without breach of (i) Landec or (ii) Target or Shareholder, respectively, the Closing shall not have occurred on or before September 30, 1997 (or such later date as may be agreed upon in writing by the parties hereto);

                  (c) by Landec, if Target shall breach any of the covenants and agreements of Target contained in Article IV hereunder and such breach shall not have been cured within ten (10) business days of receipt by Target of written notice of such breach;

                  (d) by Target, if any of the Landec Companies shall breach any of their respective covenants and agreements contained in Article IV hereunder and such breach shall not have been cured within ten (10) days following receipt by Landec of written notice of such breach; or

                  (e) by either Landec or Target if any permanent injunction or other order of a court or other competent authority preventing the consummation of the transactions contemplated hereby shall have become final and nonappealable.

         6.2 Effect of Termination. In the event of termination of this Agreement as provided in Section 6.1, this Agreement shall forthwith become void and there shall be no liability or obligation on the part of Landec, Intellicoat, Target, Shareholder or their respective officers, directors, shareholders or affiliates, except to the extent that such termination results from the material breach by a party hereto of any of its covenants and agreements set forth in Article IV of this Agreement; provided that, the provisions of Section 5.4 (Confidentiality), shall remain in full force and effect and survive any termination of this Agreement.

         6.3 Expenses and Termination Fees. Whether or not the transactions contemplated hereby are consummated, subject to the provisions of Section 4.10 hereof, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby (including, without limitation, the fees and expenses of its advisers, accountants and legal counsel) shall be paid by the party incurring such expense.

         6.4 Amendment. The boards of directors of the parties hereto may cause this Agreement to be amended at any time by execution of an instrument in writing signed on behalf of each of the parties hereto.

         6.5 Extension; Waiver. At any time prior to the Effective Time any party hereto may, to the extent legally allowed, (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto,
(ii) waive any inaccuracies in the representations and warranties made to such party contained herein or in any document delivered pursuant hereto and (iii) waive compliance with any of the agreements or conditions for the benefit of such party contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party.

         6.6      Indemnification by Shareholder.

                  (a) Indemnity. From and after the Closing, the Shareholder (the "Indemnitor") hereby agrees to indemnify and hold harmless the Landec Companies and their respective officers, directors, agents and employees, and each person, if any, who controls or may control the Landec Companies within the meaning of the Securities Act (each an "Indemnitee") from and against any and all losses, costs, damages, liabilities and expenses arising from claims, demands, actions, causes of action, including, without limitation, reasonable legal fees, net of any recoveries under existing insurance policies or indemnities from third parties (collectively, "Damages") arising out of:

                           (i) any  misrepresentation or breach of or default in
connection with any of the representations, warranties, covenants and agreements given or made by Target and Shareholder in this Agreement, the Target Disclosure Schedule or any exhibit or schedule to this Agreement,

                           (ii) any acts or  omissions  of  Target  prior to the
Closing Date, or Shareholder, whether prior to or after the Closing Date, that cause the Merger to fail to be treated as a reorganization within the meaning of
Section 368 of the Code including without limitation, (A) any transfers by Shareholder of Target Common Stock in anticipation of the Merger or Landec Common Stock following the Merger which separately or collectively cause the Merger to fail to satisfy the "continuity of interest" requirement for qualification as a reorganization, or (B) any transfers of assets of Target prior to the Closing Date which cause the Merger to fail to satisfy the "substantially all" requirement of Section 368(a)(2)(D) of the Code,

                           (iii) any Taxes  (including any  obligations  arising
under Bulk Sales Laws) levied on Target or the Transferred Assets whether imposed before, on or after the Closing Date, attributable to transfers of assets by or to Target in connection with the Merger;

                  (b) Threshold. The Landec Companies shall not be entitled to indemnification hereunder with respect to claims made by the Landec Companies under Section 6.6(a) above unless and until the aggregate damages and expenses actually paid or incurred by the Landec Companies in connection with all claims made thereunder actually paid or incurred by the Landec Companies exceeds $100,000 and then only the amount of such excess.

                  (c) Termination of Indemnification. The right to indemnity under Section 6.6(a) above shall terminate thirty (30) months after the Effective Date, except that (i) with respect to any Claim relating to Taxes, including without limitation, Claims made for breaches of representations set forth in Section 2.16 and under clauses (ii) or (iii) of Section 6.6(a) above, such right shall terminate thirty (30) days after the expiration of all applicable statutes of limitations, and (ii) with respect to any claim for indemnity hereunder which shall have been made in accordance with the terms of this Agreement during the appropriate period set forth hereinabove, until the final determination and satisfaction of such claim.

         6.7      Indemnification by Landec.

                  (a) Indemnity. From and after the Closing, Landec (the "Indemnitor") hereby agrees to indemnify and hold harmless the Shareholder (the "Indemnitee") against any and all losses, costs, damages, liabilities and expenses arising from claims, demands, actions, causes of action, including, without limitation, reasonable legal fees, net of any recoveries under existing insurance policies or indemnities from third parties (collectively, "Damages") arising out of:

                           (i) any  misrepresentation or breach of or default in
connection with any of the representations, warranties, covenants and agreements given or made by the Landec Companies in this Agreement, the Landec Disclosure Schedule or any exhibit or schedule to this Agreement, and

                           (ii) any acts or  omissions  of the Landec  Companies
prior to or subsequent to the Closing Date that cause the Merger to fail to be treated as a reorganization within the meaning of Section 368 of the Code; and

                           (iii)  any   liabilities,   payments  or  obligations
arising out of acts or omissions of the Landec Companies following the Closing Date with respect to the Transferred Liabilities.

                  (b) Threshold. The Shareholder shall not be entitled to indemnification hereunder with respect to claims made by the Shareholder under
Section 6.7(a) above unless and until the aggregate damages and expenses actually paid or incurred by the Shareholder in connection with all claims made thereunder actually paid or incurred by the Shareholder exceeds $100,000 and then only the amount of such excess. This Section 6.7(b) shall not apply to any obligation of the Landec Companies to pay Merger Consideration under this Agreement.

                  (c) Termination of Indemnification. The right to indemnity under Section 6.6(a) above shall terminate thirty (30) months after the Effective Date, except that (i) with respect to any Claim relating to clause
(ii) of Section 6.7(a) above, such right shall terminate thirty (30) days after the expiration of all applicable statutes of limitations, and (ii) with respect to any claim for indemnity hereunder which shall have been made during the appropriate period set forth hereinabove, until the final determination and satisfaction of such claim.

         6.8      Indemnification Procedure.

                  (a) Whenever any Claim shall be asserted against or incurred by an Indemnitee (as defined under Section 6.6 for a Claim thereunder and under Section 6.7 for a Claim thereunder), the Indemnitee shall give written notice thereof to Indemnitor (which shall be Shareholder or Landec for a Claim under Section 6.6 or 6.7 respectively) within sixty (60) days of notice of such Claim. Indemnitee shall furnish to Indemnitor in reasonable detail such information as the Indemnitee may have with respect to the Claim (including in any case copies of any summons, complaint or other pleading which may have been served on it and any written claim, demand, invoice, billing or other document evidencing or asserting the same). The failure to give such notice shall not relieve Indemnitor of his indemnification obligations under this Agreement.

                  (b)  Any   controversy   between   Indemnitor  and  Indemnitee
regarding a Claim shall be settled by binding  arbitration  in  accordance  with
Section 7.9.

                  (c) If the Claim is based on a claim of a person that is not a party to this Agreement, Indemnitor may, at its expense, undertake the defense of such Claim with attorneys of its own choosing reasonably satisfactory to the Indemnitees. In the event Indemnitor, within a reasonable time after receiving notice of a Claim from the Indemnitees, fails to defend the Claim, the Indemnitees may, at the expense of Indemnitor, undertake the defense of the Claim and may compromise or settle the Claim, all for the account of Indemnitor. After notice from Indemnitor to the Indemnitees of its election to assume the defense of such Claim, Indemnitor shall not be liable to the Indemnitees under this Section 6.8(c) for any legal expenses subsequently incurred by the Indemnitees in connection with the defense thereof, except for such reasonable expenses incurred in connection with cooperation with, or at the request of, Indemnitor, provided, however, that the Indemnitees shall have the right to employ, at their expense, counsel to represent them if, in the Indemnitees' reasonable judgment, based upon the advice of counsel, it is advisable, in light of the separate interests of the Indemnitees and Indemnitor, for the Indemnitees to be represented by separate counsel. For purposes of this Section 6.8, in the event that any of the Landec Companies is an Indemnitee, Bose McKinney & Evans shall be deemed to be reasonably satisfactory attorneys for the defense of a Claim on behalf of Shareholder as Indemnitor.

                  (d) Indemnitor shall not, except with the prior written consent of the Indemnitees which shall not be unreasonably withheld, consent to entry of any judgment or enter into any settlement.

                  (e) Except as otherwise provided above, all reasonable costs incurred by the Indemnitees in connection with a Claim shall be paid by Indemnitor.

                  (f) Notwithstanding the foregoing provisions of this Section 6.8, any audit or other proceedings relating to Taxes for periods prior to the Closing Date for which the Landec Companies may be entitled to indemnification shall be controlled by Shareholder. Each party shall notify the other promptly upon the commencement of any such proceedings. The Shareholder will allow the Landec Companies to comment on any written submissions, will consult in good faith with the Landec Companies regarding the conduct of such proceedings, and will not settle or compromise any such proceedings, to the extent such settlement or compromise would have an adverse consequence on the Landec Companies, without the prior written consent of the Landec Companies, which consent will not be unreasonably withheld or delayed.

                                   ARTICLE VII

                    ADDITIONAL AGREEMENTS; GENERAL PROVISIONS

         7.1      Tax Matters.

                  (a) Tax Periods Ending On or Prior to the Closing Date. Shareholder shall prepare, or cause to be prepared, income tax returns for Target for all periods ending on or prior to the Closing Date, and Shareholder will file all such returns by their respective due dates. Shareholder shall permit Landec or its designee to review and comment on each such income tax return prior to filing. Shareholder shall pay all income taxes due with respect to the periods covered by such tax returns. The Landec Companies shall not file amendments to any Target tax returns filed by Shareholder with respect to periods prior to Closing, except after consultation with Shareholder and obtaining Shareholder's consent to any such amendment, which consent shall not be unreasonably withheld.

                  (b) Cooperation on Tax Matters. Subject to Section 6.8(f), Landec and Shareholder shall cooperate fully, as and to the extent reasonably requested by the other party in connection with the filing of tax returns and elections pursuant to this Section 7.1 and any audit, litigation or other proceeding with respect to Taxes.

                  (c) Payment of Taxes. Any sales, use, transfer and/or related taxes and fees (including any penalties and interest) which may be incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by Shareholder from the consideration received hereunder when due, and Shareholder will, at its own expense, file all such necessary tax returns and other documentation with respect to any such sales, use, transfer and/or related taxes and fees.

         7.2 Survival at Effective Time. The representations, warranties and agreements set forth in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time of the Merger and (except to the extent that survival is necessary to effectuate the intent of such provisions) shall terminate on the date thirty (30) months following the Effective Time of the Merger, except for any representations and warranties relating to Taxes, which will survive the Effective Time of the Merger and shall terminate thirty (30) days after the expiration of all applicable statutes of limitations.

         7.3 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or by commercial delivery service, or mailed by registered or certified mail (return receipt requested) or sent via facsimile (with confirmation of receipt) to the parties at the following address (or at such other address for a party as shall be specified by like notice):

                  (a)      if to Landec or Intellicoat, to:

                           Landec Corporation
                           3603 Haven Avenue
                           Menlo Park, CA  94025
                           Attention:  Gary T. Steele
                           Facsimile No.:  (415) 306-1650
                           Telephone No.:  (415) 261-3616

                           with a copy to:

                           Venture Law Group
                           2800 Sand Hill Road
                           Menlo Park, CA  94025
                           Attention:  Tae Hea Nahm
                           Facsimile No.:  (415) 854-1121
                           Telephone No.:  (415) 854-4488

                  (b)      if to Target, to:

                           Michael L. Williams
                           306 N. Main Street
                           Monticello, IN  47960
                           Facsimile No.:  (219) 583-2990
                           Telephone No.:  (219) 583-2991

                           with a copy to:

                           Bose McKinney & Evans
                           135 N. Pennsylvania Street, Suite 2700
                           Indianapolis, IN  46204
                           Attention: Kendall C. Crook
                           Facsimile No.:  (317) 684-5173
                           Telephone No.:  (317) 684-5134


         7.4 Headings. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

         7.5 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties, it being understood that all parties need not sign the same counterpart.

         7.6 Entire Agreement; Nonassignability; Parties in Interest. This Agreement and the documents and instruments and other agreements specifically referred to herein or delivered pursuant hereto, including the Exhibits, the Schedules, including the Target Disclosure Schedule and the Landec Disclosure Schedule (a) constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof, except for the Confidentiality Agreement, which shall continue in full force and effect, and shall survive any termination of this Agreement or the Closing, in accordance with its terms; (b) are not intended to confer upon any other person any rights or remedies hereunder; and (c) shall not be assigned by operation of law or otherwise except as otherwise specifically provided or, with respect to the payments due under Section 1.3 hereof, to the heirs or devisees of Shareholder.

         7.7 Severability. In the event that any provision of this Agreement, or the application thereof, becomes or is declared by a court of competent jurisdiction to be illegal, void or unenforceable, the remainder of this Agreement will continue in full force and effect and the application of such provision to other persons or circumstances will be interpreted so as reasonably to effect the intent of the parties hereto. The parties further agree to replace such void or unenforceable provision of this Agreement with a valid and enforceable provision that will achieve, to the extent possible, the economic, business and other purposes of such void or unenforceable provision.

         7.8 Remedies Cumulative. Except as otherwise provided herein, any and all remedies herein expressly conferred upon a party will be deemed cumulative with and not exclusive of any other remedy conferred hereby, or by law or equity upon such party, and the exercise by a party of any one remedy will not preclude the exercise of any other remedy.

         7.9 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California without reference to the conflicts of laws principles thereof. Any and all disputes between the parties arising under this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association as in effect at the time of any such dispute, and the award of the arbitrator shall be final and binding on the parties. The arbitration shall be conducted in Denver, Colorado before a single arbitrator. Any award of the arbitrator may be enforced in any court of competent jurisdiction. The prevailing party in any such arbitration proceeding shall be entitled to recover its or his attorneys' fees, all reasonable out-of-pocket expenses and disbursements, and any and all charges which maybe made for the cost of the arbitration and the fees of the arbitrator.

         7.10 Rules of Construction. The parties hereto agree that they have been represented by counsel during the negotiation, preparation and execution of this Agreement and, therefore, waive the application of any law, regulation, holding or rule of construction providing that ambiguities in an agreement or other document will be construed against the party drafting such agreement or document.

                           [SIGNATURE PAGE TO FOLLOW]

         The parties hereto have caused this Agreement to be executed and delivered by their respective officers thereunto duly authorized, all as of the date first written above.

                         LANDEC CORPORATION



                         /s/
                         ------------------------------------
                         Gary T. Steele, President & CEO


                         INTELLICOAT CORPORATION



                         /s/
                         ------------------------------------
                         Thomas Crowley, President & CEO


                         WILLIAMS & SUN, INC.




                         /s/
                         ------------------------------------
                         Michael L. Williams, President & CEO


                         MICHAEL L. WILLIAMS




                         ------------------------------------






            [SIGNATURE PAGE TO AGREEMENT AND PLAN OF REORGANIZATION]

                             Exhibits and Schedules


Exhibit A...................................................Agreement of Merger
Exhibit B.............................................Non-Competition Agreement
Exhibit C.............................................Opinion of Landec Counsel
Exhibit D..................................................Employment Agreement
Exhibit E...............................................Opinion of Target Legal
Exhibit F........................................................FIRPTA Notices
Exhibit G.................................................Shareholder Agreement
Exhibit H..........................................Consent and Voting Agreement
Exhibit I...................................................Guarantee of Landec

Schedule 1.3.................................................Target Price Range
Schedule 1.4(a).......................................Transferred Real Property
Schedule 1.4(c)................................................Leased Equipment
Schedule 2.2.............................................Shareholders of Target
Schedule 2.8(n).....................................Pay Increases and New Hires
Schedule 2.13...........................................Real Property of Target
Schedule 2.13(b).........................................Permitted Encumbrances
Schedule 2.14.............................................Intellectual Property
Schedule 2.15.............................................Environmental Notices
Schedule 2.17.....................................................Benefit Plans
Schedule 2.23...............................................Material Agreements
Schedule 4.1....................................Exceptions to Permitted Conduct

Target Disclosure Schedule
Landec Disclosure Schedule