Form 10-K
period 1997-10-31
LANDEC CORP \CA\
filed 1998-01-29
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended October 31, 1997, or

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

               Registrant's telephone number, including area code:
                                 (650) 306-1650
           Securities registered pursuant to Section 12(b) of the Act:

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $35,041,000 as of January 6, 1998, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares outstanding of the registrant's common stock, as of January 6, 1998, 12,718,017 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in
Part III hereof.


                                            LANDEC CORPORATION
                                       ANNUAL REPORT ON FORM 10-K

                                            TABLE OF CONTENTS

  Item No.                                                                                        Page
  --------                                                                                         ----
   Part I

     1.        Business........................................................................      3

     2.        Properties......................................................................     15

     3.        Legal Proceedings...............................................................     16

     4.        Submission of Matters to a Vote of Security Holders.............................     16

   Part II

     5.        Market for Registrant's Common Equity and Related Stockholder Matters...........     17

     6.        Selected Consolidated Financial Data............................................     19

     7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operation.......................................................................     20

     8.        Financial Statements and Supplementary Data.....................................     28

     9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure......................................................................     28

  Part III

     10.       Directors and Executive Officers of the Registrant..............................     29

     11.       Executive Compensation..........................................................     29

     12.       Security Ownership of Certain Beneficial Owners and Management..................     29

     13.       Certain Relationships and Related Transactions..................................     29

   Part IV

     14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     30


                                     PART I
Item 1.       Business

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Report and, in particular, the factors described in Item 7 under "Additional Factors That May Affect Future Results".

General

         Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food processing, specialty industrial, agricultural and medical applications. In addition, the Company markets and distributes hybrid seed corn to producer customers. The Company's temperature-activated polymer products are based on its proprietary Intelimer(R) polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

         A key element in the Company's growth has been its ability to commercialize innovative products from research and development activities. The Company's strategy is to identify commercially attractive business opportunities and to seek market share through the application of its proprietary, enabling Intelimer technology. As part of this strategy, the Company continues to focus on the acquisition of complementary businesses that can be integrated into Landec's existing core businesses to accelerate access to new markets. During fiscal year 1997, Landec acquired Dock Resins Corporation ("Dock Resins"), a manufacturer and marketer of specialty acrylic and other polymers, and Fielder's Choice Hybrids ("Fielder's Choice"), a direct marketer of hybrid seed corn to farmer producers.

         The Company's focus is on three core businesses - Food Products, Industrial Specialties and Agriculture. The principal products and services offered by the Company in the three industry segments are described below. Financial information concerning the Company's industry segments is summarized in Note 12 to the Consolidated Financial Statements. The Company believes that there are other attractive commercial opportunities for its Intelimer technologies outside of its core businesses. To best leverage its resources in non-core businesses, the Company's strategy has been to license its technology to corporate partners who are able to more quickly commercialize Intelimer products in exchange for license fees and future royalties.

         The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on the NASDAQ stock exchange under the symbol "LNDC".

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


 [Graphic of Effect of Temperature on Intelimer Materials vs. Typical Polymers]


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


              [Graphic of Intelimer Materials' Temperature Switch]

         Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950's. These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective, and, to the Company's knowledge, no significant commercial applications were pursued. In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as drugs and pesticides. After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers. After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in mid-1994.

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

Description of Core Business

         The Company has three core businesses - Food Products, Industrial Specialties and Agriculture. To date, products using the Company's Intelimer technology have been commercially launched in two of these three businesses.

         Food Products - Intellipac(R) Breathable Membranes

         Landec began marketing its Intelimer-based breathable membranes for use in fresh-cut produce packaging in September 1995. Certain types of fresh-cut produce can spoil or discolor rapidly when packaged in conventional materials and therefore certain fresh-cut produce is not widely available for commercial sale. The Company believes its Intellipac breathable membranes facilitate the packaging of fresh-cut produce.

         Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels. According to the International Fresh-Cut Produce Trade Association (IFPA) and A.C. Nielsen scan data, U.S. retail sales of fresh-cut produce in 1997 grew 19.5% to an estimated $1.5 billion. The Company believes that this growth has been driven by consumer demand and willingness to pay for convenience, labor savings and uniform quality relative to produce prepared at the point of sale. The Company believes when combined with institutional food service demand, the total fresh-cut market represents approximately 8% of total 1997 U.S. produce sales or $6-8 billion in annual production.

         Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due to limitations in film materials used to package the fresh-cut produce. After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and promote the growth of contaminates and microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged. Shortcomings of currently used materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruits, has low respiration requirements.

         The respiration rate of fresh-cut produce varies from vegetable to vegetable and from fruit to fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and sensitive shelf life fresh-cut vegetable and fruit market. The Company believes that today's conventional packaging films cannot be adapted to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, berries and stone fruit (peaches, apricots, nectarines) will require a more versatile and sophisticated packaging solution such as the Company's Intellipac breathable membranes.

         The respiration rate of fresh-cut produce also varies with fluctuations in temperature. As temperature increases, fresh-cut produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As fresh-cut produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations or retail stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut produce -- a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intellipac technology will respond well to the challenges of the fresh-cut distribution process.

         Using its Intelimer technology, Landec is developing Intellipac breathable membranes that it believes address many of the shortcomings of conventional materials. A membrane is applied over a small cut-out section or an aperture of a flexible film bag. This highly permeable "window" acts as the mechanism to transmit the majority of the gas transmission properties required for the entire package. These membranes are designed to provide three principal benefits:

     o High Permeability. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut produce.

     o Ability to Adjustably Select Oxygen and Carbon Dioxide. Conventional films and other materials diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intellipac packages can be tailored with ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of produce.

     o Temperature Responsiveness. Landec has developed breathable membranes that can be designed to increase or decrease in permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline.

         Landec launched its first Intellipac breathable membranes in the form of labels for fresh-cut broccoli packages in September 1995. Since then, the Company has launched additional packaging products for vegetables. These membranes incorporate high permeability, selective oxygen and carbon dioxide transmission capabilities, and compensate for modest ranges of temperature fluctuation. Future products may incorporate greater temperature responsiveness.

         Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce which will in turn require products which facilitate quality and shelf life of produce transported to fresh-cut processors in bulk and pallet quantities. The Company believes that in the future its Intellipac breathable membranes will be useful for packaging a diverse variety of fresh-cut produce products. Potential opportunities for using Landec's technology outside of the fresh-cut produce market exist in cut flowers and in other food products.

         Landec is working with leaders in the fresh-cut food service, club store and retail markets. In January 1995, Landec entered into a non-exclusive supply agreement with Fresh Express, the market leader in fresh-cut salad. Under this agreement, Fresh Express purchases Landec's Intellipac breathable membranes for fresh-cut produce sold to the institutional food service market. In early 1997, Landec announced an expansion of its Intellipac business through an agreement with Apio, Inc.'s ("Apio") Value Added Group. Apio expanded sales of Intellipac packaged foods to over 2,000 retail supermarket and over 200 club store locations through the end of fiscal 1997. Landec believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export shipments of specialty packaged foods with long shelf life.

         Landec manufactures its Intellipac breathable membranes with selected qualified outside contract manufacturers and markets Intellipac breathable membranes through its own direct sales force and a regional supplier of packaging films.

         Industrial Specialties

         Landec's industrial specialties products strategy is to focus on catalysts, resins and fully-formulated products in the large and growing thermoset polymer materials market.

         Intelimer Polymer Systems

         Landec has developed and is currently testing and validating over ten new catalyst and fully-formulated products in over 500 sites in seven countries using its Intelimer polymer technology for industrial thermoset applications. Thermosets are plastics that, through a curing process, undergo a chemical crosslinked reaction to form a structure that cannot be reshaped through heating. For example, epoxy is a thermoset resin. The majority of thermosets are configured in "two-package" systems in which one or more resins are packaged separately from a curing agent or catalyst. When the catalyst is mixed with the resin, the thermoset materials cure, or "set." The limited time the mixed components can be used is commonly referred as its "work time" or pot life.

         Current two-package thermoset systems have a number of limitations. These systems generally require extensive and costly mixing equipment to ensure the proper mix ratio and homogeneity to achieve the expected performance in the product application. The thermoset resin and catalysts are kept in separate packages until the time of use to prevent a premature reaction. A number of component thermoset systems are limited by their work time, causing incomplete mold fills, poor part quality and manufacturing waste. While a limited number of single package thermoset systems offer the potential for addressing many of these drawbacks, these products typically must be refrigerated to prevent curing, must be used very quickly once activated and/or must be cured at very high temperatures. These limitations have hindered market acceptance of these systems.

         Epoxies, polyurethanes and unsaturated polyesters represent three significant classes of thermosets. According to the January 1995 edition of Modern Plastics, a trade publication, the U.S. market in 1994 for epoxy, polyurethane and unsaturated polyester thermoset products was 0.6 billion pounds, 3.8 billion pounds and 1.5 billion pounds, respectively, and the Company believes that the world-wide market size is approximately double the U.S. market size. Because of their physical and corrosion resistant properties, epoxy thermosets are widely used in the preparation of industrial primers and maintenance paint finishes; in composites for printed circuit boards, aerospace parts and assemblies; and in high performance adhesives for automotive, aerospace and electrical applications. Polyurethane thermosets consist of a variety of flexible and rigid foam materials essential for in-place insulation (e.g., for refrigeration applications), mattresses and furniture cushions and automotive seating. Polyurethane thermosets are also used in automotive bumpers, side panels and other industrial applications and polyurethane coatings are used for abrasion resistance in floor finishing and durability in transportation and aerospace applications. Unsaturated polyesters are fast-curing with excellent hardness characteristics and are primarily used in fiberglass-reinforced composites. Principal applications for unsaturated polyesters are in housing construction (shower modules, bathtub and sink constructions), marine construction (boats) and transportation products (truck bodies and panels and automotive trim).

         The Company is developing catalyst, curative, and curing agent systems based on its Intelimer technology for use in one-package thermoset products. These systems can incorporate catalysts, curatives and curing agents in a unique polymer envelope that prevents interaction by these agents with the resin when the polymer envelope is in its impermeable state. This characteristic allows all components of the thermoset product to be pre-mixed and stored at room temperature, and provides longer shelf life. For example, some Landec thermoset systems are storage-stable for up to one year. Landec's unique polymer envelope system can be designed with a pre-set opening temperature switch to correspond with elevated temperatures used during standard manufacturing processes. When the thermoset system is exposed to the pre-set switch temperature, the Intelimer polymer abruptly changes to its permeable state, exposing the catalyst to the resin and initiating the curing process. In addition, the Intelimer polymer can be designed to change state over a predetermined temperature range in order to achieve a desired reaction time.

         The Company believes that its thermoset catalyst systems will eliminate the need for costly on-site mixing equipment and, because thermosets can be pre-mixed by the manufacturer, will minimize sub-optimal product performance due to incorrect component mixing ratios. Furthermore, since the thermosets will not cure until exposed to elevated temperatures, pot life should be extended, resulting in significantly reduced waste and labor expense. The

Company believes that the ability to control reaction time also provides advantages over existing thermoset systems and can enhance the throughput of targeted manufacturing customers. Landec received the R&D 100 Award for its Intelimer Polymer Systems product line in 1997 in recognition of the unique capabilities of this technology.

         Landec is targeting epoxies and unsaturated polyesters for its first thermoset catalyst systems because epoxies and unsaturated polyesters are typically used in high-value industrial applications, such as in the construction, electronic, aerospace and automotive industries. In addition, these materials are generally used in applications involving elevated temperature curing. Consequently, curing an epoxy or an unsaturated polyester thermoset material using the Company's product would not add steps to the end-user's production process. The Company believes that this product will also have broad applicability for use with polyurethanes and other thermoset markets as well.

         The Company's thermoset catalyst systems address the different drawbacks of existing epoxy, polyurethane and unsaturated polyester thermoset systems. Shelf life is the most significant limitation for epoxy systems. Polyurethane systems are often used in applications for which reaction time is critical. Currently available unsaturated polyester systems exhibit significant drawbacks in both pot life and shelf life. The Company believes its one-package catalyst systems will be able to address the main limitations in each of these types of thermoset systems.


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

Unsaturated           1,496 million                Composites and molded products     o Improved pot and shelf life
   Polyesters                                      for auto, boat and construction    o Lower cost of labor and waste

*Source: Modern Plastics, January 1995
-------------------------------------------------------------------------------------------------------------------------

         Landec has entered into licensing and distribution agreements for one-package thermoset catalyst systems exclusively with Hitachi Chemical and non-exclusively with BFGoodrich. Both of these companies are large specialty chemical companies with strengths in the electronics, automotive and aerospace markets for thermoset systems. BFGoodrich has in the past and Hitachi Chemical is currently sponsoring research and development activities with respect to Intelimer technology. The Company's agreement with Hitachi Chemical contemplates that Hitachi Chemical, upon successful completion of field testing, will purchase materials from Landec for resale or for incorporation into fully formulated products. Landec has retained manufacturing rights in both of these collaborations and has granted exclusive marketing rights in Asia to Hitachi Chemical and limited non-exclusive rights in the United States and other territories outside of Asia to BFGoodrich. See "Corporate Collaborations."

         Dock Resins Corporation

         In April 1997, Landec completed the acquisition of Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers. Landec paid approximately $13.7 million in cash, a promissory note and direct acquisition costs and $2.1 million in Landec Common Stock for the company, which had annual sales of approximately $13 million in 1996.

         Based in Linden, New Jersey, Dock Resins' products are sold under the Doresco(TM) trademark and are used by more than 300 customers throughout the United States in the coating, laminating, adhesives and printing ink markets.

Dock Resins is a leading  supplier of proprietary  polymers  including  acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets such as automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

         The acquisition of Dock Resins was strategic in providing the Company with immediate access to large-scale polymer manufacturing as well as a built-in customer base and national distribution network. Dock Resins has a presence in the specialty polymer industry, a track record of growth in revenues and earnings and a strong management team under the leadership of Dock Resins' Chief Executive Officer, Dr. A. Wayne Tamarelli.

         Agricultural

         Landec formed a subsidiary, Intellicoat Corporation ("Intellicoat"), in 1995. Intellicoat's strategy is to build a vertically integrated seed technology company based on Intellicoat's seed coating technology and direct marketing and sales capability.

         Intellicoat(R)  Seed Coatings

         Landec has developed and, through Intellicoat, is conducting field trials of its Intellicoat seed coating, an Intelimer-based agricultural material designed to increase crop yields and extend the crop planting window. These coatings are initially being applied to corn, canola, cotton and soybean seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 1996 in North America for corn, canola, cotton and soybean seed exceeded 79 million, 10 million, 14 million and 64 million, respectively.

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

         The Company's Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating's pre-set temperature switch. Intellicoat seed coating is designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature, the polymer's permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coating provides the following advantages: more flexible timing for planting, avoidance of chilling injury, uniform germination and crop growth, and protection against harmful fungi. As a result, the Company believes that Intellicoat seed coatings offer the potential for significant improvements in crop yields.

         In the seed industry, yield increases of 4% to 5% are considered significant because of their impact on per acre profitability. Field trials of Intellicoat seed coatings on corn and soybean crops during the past five years have resulted in yield increases in excess of 5%. The Company plans to initially develop seed coating products for the corn market and distribute its products directly and through regional and national seed companies in the United States. The Company believes that an additional one to two years of field trials will be needed to support initiation of commercial sales. In addition, Intellicoat seed coatings are being independently tested by seed companies and universities. Future crops under consideration include sugar beets, wheat and other vegetables.

         Fielder's Choice Hybrids

         In September 1997, Intellicoat completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmer producers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock for the Company. Terms of the agreement include additional consideration in the form of a cash earn-out based on future performance. Fielder's Choice had sales of approximately $11.0 million in the twelve months ended October 31, 1997.

         Based in Monticello, Indiana, Fielder's Choice offers a comprehensive line-up of corn hybrids to more than 12,000 producer seed customers in over forty states through direct marketing programs. The success of Fielder's Choice comes from its expertise in selling directly to the farmer producer, bypassing the traditional and costly farmer-dealer system.

         In order to support its direct marketing programs, Fielder's Choice has developed proprietary direct marketing information technology that enables state-of-the-art methods for communicating with a broad array of farmers.

         The acquisition of Fielder's Choice was strategic in providing a cost-effective vehicle for Intellicoat seed coating products when they are ready for commercial production. The Company believes that this direct channel of distribution will enable Intellicoat to more quickly achieve meaningful market penetration.

Technology Licensing Businesses

         The Company believes its technology has commercial potential in a wide range of industrial and medical applications beyond those identified in the core businesses. In order to exploit these opportunities, the Company has entered into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

         QuickCast(TM) Splints and Casts

         Landec developed, obtained FDA approval of and launched its QuickCast splints and casts products in 1994. These splints and casts are made from an elastic fiberglass mesh coated with Landec's temperature-activated materials. The products' simplicity of application, flexibility in remolding and handling, and ease in removal provide advantages over traditional methods of casting and splinting. The Company received a 1995 R&D 100 Award in recognition of QuickCast's innovative features and benefits.

         In August 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of and sold certain assets relating to the QuickCast product line to Bissell Healthcare Corporation (commonly known as "Sammons Preston") of Bolingbrook, Illinois. Under the terms of the transaction, Landec received an up-front cash payment for assets and will receive ongoing royalties on product sales over a 10-year period. Sammons Preston is one of the leaders in the occupational and physical therapist market and had been one of Landec's largest customers for its QuickCast products.

         PORT(TM) Ophthalmic Devices

         Landec developed the PORT (Punctal Occluder for the Retention of Tears) ophthalmic device initially to address a common yet poorly diagnosed condition known as dry eye that is estimated to affect 30 million Americans annually. The device consists of a physician-applied applicator containing solid Intelimer material that transforms into a flowable, viscous state when heated slightly above body temperature. After inserting the Intelimer material into the lacrimal drainage duct, it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid and thereby provides relief and therapy to the dry eye patient.

         The Company is currently in human clinical trials. Landec and its partner believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market, including people who cannot wear contact lenses due to limited tear fluid retention, and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

         In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to a large national eyecare company. Under the terms of the transaction, Landec received an up-front cash payment, will receive an additional cash payment upon meeting a certain milestone, and will receive ongoing royalties on product sales over an approximately 15-year period. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch.

         Industrial Specialties and Adhesives

         Hitachi Chemical. The Company has entered into two separate collaborations with Hitachi Chemical in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a
non-exclusive   license  agreement  with  Hitachi  Chemical  in  the  industrial adhesives area. The agreement provides Hitachi Chemical with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company  entered into the second  collaboration with Hitachi Chemical in the Intelimer Polymer Systems area. The agreement provides Hitachi Chemical with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi Chemical for at least seven years. In addition, Hitachi Chemical also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and is entitled to receive research and development funding over three years and future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable. This agreement is terminable at Hitachi Chemical's option. In conjunction with this agreement, Hitachi Chemical purchased Series E Preferred Stock for $1.5 million which converted to common stock upon the Company's initial public offering.

         Nitta Corporation. On March 14, 1995, the Company entered into a license agreement with Nitta Corporation ("Nitta") in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. Any fees paid to the Company are non-refundable. In addition, Nitta also received limited options for certain other technology applications in its Asian territory. This agreement is terminable at Nitta's option. Nitta and the Company entered into an additional exclusive license arrangement in February 1996 covering Landec's medical adhesives technology for use in Asia. The Company received up-front license fees upon execution of the agreement and is entitled to receive research and development payments and royalties under this agreement. Any fees paid to the Company are non-refundable.

Sales and Marketing

         Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.

         Food Products. In the Intellipac breathable membrane business there are a limited number of suppliers of fresh-cut produce, most of whom are located in the western United States. The Company currently has a small internal sales force targeted at this concentrated marketplace.

         Industrial Specialties. Dock Resins sales are carried out through a small direct sales group and network of existing manufacturers' representatives and distributed through public warehouses. Sales are supported by internal sales and technical service resources at Dock Resins. Intelimer Polymer Systems U.S. sales are made through a small, technically oriented, internal sales organization.

         Agriculture.   Fielder's   Choice  is   supported  by  over  30  direct
telemarketers, operating in two shifts, located in Monticello, Indiana. Customer contacts are made based on direct responses and inquiries from customers.

Manufacturing

         Landec intends to manufacture its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained through Landec retaining manufacturing capability in-house.

         Food Products. The Company currently has its Intellipac breathable membrane products manufactured by selected outside contract manufacturers. The manufacturing process for the Company's initial Intellipac breathable membrane products is comprised of polymer manufacturing, membrane coating and label conversion.

         Industrial Specialties. Dock Resins' manufacturing facilities are flexible and adaptable to a wide range of processes. Its capabilities include various polymerization processes, grafting, dispersing, blending, pilot plant scale-ups and general synthesis. The Company plans to increase the capacity of these facilities and is in the process of installing additional vessels and tanks anticipated to be operational by the end of fiscal year 1998.

         The Company is currently manufacturing Intelimer Polymer Systems products at its pilot-scale facilities in Menlo Park, California and with selected outside contract manufacturers. As volumes increase, the Company plans to transfer future manufacturing to its Dock Resins subsidiary.

         Agriculture. Fielder's Choice purchases its hybrid seed corn from an established producer under an exclusive purchase agreement.

         General. Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Upon manufacturing scale-up and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

Research and Development

         Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Examples of research and development for product line extensions include additional Intellipac breathable membranes for other vegetables and fruits and flowers and new catalyst systems for latent curing products. Landec is focusing additional research on new product forms such as composites, films, and laminates. The Company intends to periodically seek funds for applied materials research programs from U.S. government agencies such as the National Institutes of Health, as well as from commercial entities. To date, much of Landec's research has been funded by the U.S. government and corporate partners. As of December 31, 1997 Landec had 30 employees engaged in research and development (and a total of ten Ph.D.s in the Company) with experience in polymer, analytical and formulation chemistry and chemical engineering.

Competition

         The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large industrial, food packaging and agricultural companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements and its technology licensing business may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the

Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted nine U.S. patents with expiration dates ranging from 2006 to 2014 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

         The commercial success of the Company will also depend, in part, on its ability to avoid infringing patents issued to others. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company received a letter in January 1996 alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

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

         Food Packaging Products. The Company's food packaging products are subject to regulation under the Food, Drug and Cosmetic Act ("FDC Act"). The manufacture of food packaging materials is subject to Good Manufacturing Practices regulations. In addition, under the FDC Act any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe ("GRAS"). Food additives may be substances added directly to food, such as preservatives, or substances that could indirectly become a component of food, such as waxes, adhesives and packaging materials.

         A food additive, whether direct or indirect, must be covered by a specific food additive regulation issued by the FDA. The Company believes its Intellipac breathable membrane products are not subject to regulation as food additives because these products are not expected to become a component of food under their expected conditions of use. If the FDA were to determine that the Company's Intellipac breathable membrane products are food additives, the Company may be required to submit a food additive petition. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on the Company's business, operating results and financial condition.

         Polymer Manufacture. The Company's manufacture of polymers is subject to regulation by the EPA under the Toxic Substances Control Act ("TSCA"). Pursuant to TSCA, manufacturers of new chemical substances are required to provide pre-manufacturing notice ("PMN") to the EPA which can then require extensive testing to establish the safety of a new chemical or limit or prohibit the manufacture, use or distribution of such chemical. The EPA has promulgated an exemption from PMN requirements for certain polymers which it believes are of low concern due to their lack of reactivity and their molecular structure. To date, certain of the Company's Intelimer polymers have qualified for the exemption. No assurance can be given that future products will qualify for the exemption or that additional studies or restrictions will not be required by the EPA.

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

         Other. The Company and its products under development may also be subject to other federal, state and local laws, regulations and recommendations. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations made by the FDA, EPA or other regulatory bodies, with possible retroactive effect, relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, fire hazard control, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can also be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business. Furthermore, the introduction of the Company's products in foreign markets may require obtaining foreign regulatory clearances. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in such foreign markets.

Employees

         As of October 31, 1997, Landec had 162 full-time employees, of whom 71 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 91 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Item 2.  Properties

         During fiscal year 1997, the Company acquired Dock Resins and Intellicoat acquired Fielder's Choice which resulted in the Company and its subsidiary acquiring properties owned by each of these acquired companies. In addition, the Company extended its lease on the office and laboratory space it occupies in Menlo Park, California.

These properties are described below:

                                                                                Acres
                                                                                 of           Lease
    Location                   Ownership              Facilities                Land        Expiration
---------------               ----------     --------------------------------  -------      ----------

Menlo Park, CA                  Leased       21,000 square feet of office and     --        12/31/01(1)
                                             laboratory space

Menlo Park, CA                 Subleased     5,000 square feet of warehouse       --        12/31/98
                                             and manufacturing space

Linden, NJ                       Owned       20,000 square feet of office,        2.1         -- (2)
                                             laboratory, production,
                                             warehouse, and ancillary space

Monticello, IN                   Owned       7,500 square feet of office space    0.5         -- (3)


(1)   Lease contains one two-year renewal option.
(2)   Construction  plans are underway to build an additional  2,000 square feet of office and laboratory space in fiscal year 1998.
(3)   Construction  plans are underway to build an additional  11,000 square feet of office and ancillary space in fiscal year 1998.

Item 3.           Legal Proceedings

         The Company is currently not a party to any material legal proceedings.

         In October 1995, a customer of the Company received a letter alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company received a similar letter in January 1996. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. See "Business - Patents and Proprietary Rights" in Item 1.

Item 4.       Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 31, 1997.

                                     PART II

Item 5.       Market for Registrant's  Common Equity and Related  Stockholder
              Matters

         The Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ  National  Market  under the symbol  "LNDC".  The Common Stock was initially  offered to the public on  February  15, 1996 at a price of $12.00 per share. The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the NASDAQ National Market.
Fiscal Year 1997
----------------
                                                                                       High         Low
                                                                                       ----         ---
             4th Quarter ending October 31, 1997.......................................$6.25        $4.75

             3rd Quarter ending July 31, 1997..........................................$7.25        $4.75

             2nd Quarter ending April 30, 1997.........................................$7.63        $4.75

             1st Quarter ending January 31, 1997.......................................$9.25        $6.50

Fiscal Year 1996
----------------

             4th Quarter ending October 31, 1996.......................................$16.00       $8.38

             3rd Quarter ending July 31, 1996..........................................$20.75       $14.88

             2nd Quarter ending April 30, 1996 (commencing February 15, 1996)..........$19.00       $12.00

         There were approximately 89 holders of record of 12,687,416 shares of outstanding Common Stock as of October 31, 1997. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

         In connection with Intellicoat's acquisition of Fielder's Choice on September 30, 1997, the shareholders of Fielder's Choice received an aggregate of approximately $2.9 million in cash and approximately 1.4 million shares of Landec Common Stock. The majority shareholder of Fielder's Choice is also entitled to receive additional cash consideration up to $2.4 million from Intellicoat depending on the future performance of the business acquired. The issuance of securities in this Item 5 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.

Use of Proceeds

         In connection  with its initial  public  offering in 1996,  the Company filed a Registration Statement on Form S-1, SEC File No. 33-80723 (the "Registration Statement"), which was declared effective by the Commission on February 12, 1996. Pursuant to the Registration Statement, the Company registered 3,220,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering commenced on February 15, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $38,640,000. The managing underwriters of the offering were Smith Barney and Lehman Brothers.

         From February 1, 1996 to October 31, 1997, the Company incurred the following expenses in connection with the offering:

               Underwriting discounts and commissions             $2,705,000
               Other expenses                                        900,000
                                                                  ----------
                        Total Expenses                            $3,605,000
                                                                  ----------

         All of such expenses were direct or indirect payments to others.

         The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to October 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

         Purchase and installment of machinery and equipment       $  1,700,000
         Repayment of indebtedness                                 $    600,000
         Acquisitions of other businesses                          $ 16,900,000
         Temporary investments*                                    $  9,500,000
         Working capital                                           $  4,900,000
                                                                   ------------
                  Total                                             $33,600,000

         * All temporary investments are available-for-sale securities; see note 5 of the consolidated financial statements in Part IV, Item 14.

         Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

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

                                                                Year Ended October 31,
                                              ----------------------------------------------------------
 Statement of Operations Data:                   1997         1996        1995        1994        1993
                                              ----------- ----------- ----------- ------------- --------
                                                        (in thousands, except per share data)
 Revenues:
    Product sales............................ $  8,653     $    371     $     14    $    --     $    --
    License fees.............................       --          600        2,650        400         350
    Research and development revenues........      863        1,096          796        965         821
                                              --------     --------     --------    -------     -------
       Total revenues........................    9,516        2,067        3,460      1,365       1,171

 Operating costs and expenses:
    Cost of product sales....................    6,215          422            9         --          --
    Research and development.................    4,608        3,588        3,175      2,288       2,952
    Selling, general and administrative......    4,664        2,367        1,332      1,239       1,332
    Purchased in-process research and
    development..............................    3,022           --           --         --          --
                                              --------     --------     --------    -------     -------
                                                18,509        6,377        4,516      3,527       4,284
                                              --------     --------     --------    -------     -------
 Operating loss..............................   (8,993)      (4,310)      (1,056)    (2,162)     (3,113)
 Interest income.............................    1,726        1,546          281        273         154
 Interest expense............................     (319)         (59)        (106)       (48)        (78)
                                              --------     --------     --------    -------     -------
 Loss from continuing operations.............   (7,586)      (2,823)        (881)    (1,937)     (3,037)
                                              --------     --------     --------    -------     -------
 Discontinued operations:
    Loss from discontinued QuickCast
    operations...............................   (1,059)      (1,377)      (1,878)    (2,418)     (1,079)
    Gain on disposal of QuickCast operations.       70           --           --         --          --
                                              --------     --------     --------    -------     -------
 Loss from discontinued operations...........     (989)       (1,377)      (1,878)    (2,418)     (1,079)
                                              --------     --------     --------    -------     -------
 Net Loss.................................... $ (8,575)     $ (4,200)    $ (2,759)   $(4,355)    $(4,116)
                                              ========     ========     ========    =======     =======

 Loss per share:
    Continuing operations.................... $ (.68)      $ (.37)      $   (.74)
    Discontinued operations..................   (.09)        (.18)         (1.59)
                                              --------     --------     --------
Net Loss per share........................... $ (.77)      $ (.55)      $  (2.33)
                                              ========     ========     ========
 Shares used in computation of per
    share amounts............................  11,144        7,699        1,182
                                              ========     ========     ========

                                                                  October 31,
                                             -------------------------------------------------------------
                                                1997         1996        1995        1994        1993
                                             ------------ ----------- ----------- ------------ -----------
 Balance Sheet Data:                                                (in thousands)
 Cash, cash equivalents and short-term
    investments.............................. $ 14,669     $ 36,510    $   5,549   $  5,706     $  9,772
 Total assets................................   50,160       38,358        7,347      7,521       11,253
 Redeemable convertible preferred stock......       --           --       31,276     27,656       25,567
 Accumulated deficit.........................  (39,858)     (31,278)     (26,538)   (21,658)     (15,213)
 Total shareholders' equity (net capital
    deficiency).............................. $ 35,615     $ 36,640    $ (26,429)  $(21,584)    $(15,159)

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

Overview

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer(R) technology and related products. The Company has launched three product lines from this core development -- QuickCast splints and casts, in April 1994; Intellipac(R) breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems in June 1997. To date, the Company has recognized $3.3 million in total sales of its QuickCast products (included in discontinued operations), Intellipac breathable membrane products and Intelimer Polymer Systems products. As part of an effort to focus and build on three strategic businesses -- Food Products, Industrial Specialties and Agriculture -- the Company has recently completed or plans to complete several strategic transactions. On April 18, 1997 the Company acquired Dock Resins, which is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. On September 30, 1997, Intellicoat acquired Fielder's Choice, a direct marketer of hybrid seed corn. On August 28, 1997 the Company sold its QuickCast product line to Bissell. In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to a large national eyecare company. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through October 31, 1997, the Company's accumulated deficit was $39.9 million.

Results of Operations

         The Company's results of operations reflect only continuing operations of the Company. The results of the discontinued QuickCast operation are discussed seperately in the respective sections.

         Fiscal Year Ended October 31, 1997 Compared to Fiscal Year Ended October 31, 1996

         Total revenues were $9.5 million for fiscal year 1997 compared to $2.1 million for fiscal year 1996. Revenues from product sales increased to $8.7 million in fiscal year 1997 from $371,000 in fiscal year 1996 due primarily to $7.4 million of product sales from Dock Resins. Also contributing to the increase were Intellipac breathable membrane product sales which increased from $371,000 in fiscal year 1996 to $1.2 million in fiscal year 1997, due primarily to an increase in unit sales. Revenues from research and development funding was $863,000 for fiscal year 1997 compared to $1.1 million for fiscal year 1996. Product sales for the discontinued QuickCast product line for the period from November 1, 1996 through the measurement date of June 12, 1997 were $241,000 which was included in the loss from discontinued operations. There were no revenues from license fees during fiscal year 1997 compared to $600,000 during fiscal year 1996. The decrease in license fees revenue was due to a one-time payment in the second quarter of fiscal year 1996 under an expanded agreement with Nitta Corporation.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $6.2 million for fiscal year 1997 compared to $422,000 for fiscal year 1996. Cost of product sales as a percentage of product sales decreased to 72% in fiscal year 1997 from 114% in fiscal year 1996. The decrease in the cost of product sales as a percentage of product sales in fiscal year 1997 as compared to fiscal year 1996 was primarily the result of higher margins resulting from product sales of the Dock Resins products. Cost of product sales for the discontinued QuickCast product line for the period from November 1, 1996 through the measurement date of June 12, 1997 was $462,000 which was included in the loss from discontinued operations. The Company anticipates that gross margins as a percentage of revenue will continue to improve due to the historically higher margins achieved from sales of Dock Resins' and Fielder's Choice's products which have historically ranged between approximately 30% to 45%. However, longer-term improvement is unpredictable due to the early stage of commercialization of several of the Company's products and integration of certain of these products into Dock Resins' manufacturing process.

         Research and development expenses were $4.6 million for fiscal year 1997 compared to $3.6 million for fiscal year 1996, an increase of 28%. The Company's research and development expenses consist primarily of expenses involved in the development, process scale-up and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses in fiscal year 1997 compared to fiscal year 1996 was primarily due to increased development costs for the Company's Intelimer Polymer Systems and Intellicoat(TM) seed coating products and the addition of development costs related to Dock Resins' products during fiscal year 1997. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         During fiscal year 1997, the Company expensed in accordance with generally accepted accounting principles, $3.0 million of in-process research and development acquired as part of the Dock Resins acquisition in April 1997. Such in-process technology was determined to have no alternative future uses.

         Selling, general and administrative expenses were $4.7 million for fiscal year 1997 compared to $2.4 million for fiscal year 1996, an increase of 97%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses, the additional administrative costs associated with supporting a public company for an entire year (the Company's initial public offering was completed on February 15, 1996), and the acquisitions of Dock Resins and Fielder's Choice during fiscal year 1997. Specifically, sales and marketing expenses increased to $1.8 million for fiscal year 1997 from $406,000 for fiscal year 1996. The increase in sales and marketing expenses was primarily attributable to the costs to create marketing departments for the Intelimer Polymer Systems and Intellicoat products and the acquisition of Dock Resins and Fielder's Choice during fiscal year 1997. Sales and marketing costs for the discontinued QuickCast product line for the period from November 1, 1996 through the measurement date of June 12, 1997 were $822,000 which was included in the loss from discontinued operations. Although the Company expects to achieve certain future cost savings as a result of the discontinuation of the QuickCast product line, the Company's total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Net interest income was $1.4 million for fiscal year 1997 compared to $1.5 million for fiscal year 1996. The decrease during fiscal year 1997 as compared to fiscal year 1996 was due principally to the interest expense on the payable related to the acquisition of Dock Resins.

         Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October 31, 1995

         Total revenues were $2.1 million for fiscal year 1996 compared to $3.5 million for fiscal year 1995, a decrease of 40%. Revenues from research and development funding increased to $1.1 million for fiscal year 1996 from $796,000 for fiscal year 1995 due to an increase in the effort spent on research and development contracts in fiscal year 1996. Revenues from product sales increased to $371,000 for fiscal year 1996 from $14,000 for fiscal year 1995 due to increased sales volume of Intellipac breathable membrane products. License fees decreased to $600,000 for fiscal year 1996 from $2.7 million for fiscal year 1995 primarily due to non-recurring license fee revenue recognized during the fourth quarter of fiscal year 1995 under the Company's agreement with Hitachi Chemical. In consideration for the license fees and research and development funding received from its corporate partners, the Company granted certain licenses and product rights. See "Business - Technology Licensing Business."

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $422,000 for fiscal year 1996 compared to $9,000 for fiscal year 1995. This increase was primarily the result of the costs associated with ramping up the Intellipac breathable membrane product line and the minimal sales in fiscal year 1995.

         Research and development expenses were $3.6 million for fiscal year 1996 compared to $3.2 million for fiscal year 1995, an increase of 13%. Research and development expenses increased in fiscal year 1996 as compared to fiscal year 1995 primarily as a result of increased process development costs associated with the launch of the Company's Intellipac breathable membrane products and development of the PORT ophthalmic device.

         Selling, general and administrative expenses were $2.4 million for fiscal year 1996 compared to $1.3 million for fiscal year 1995, an increase of 78%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development and administrative expenses. Selling, general and administrative expenses increased as a result of expenses associated with the Company's withdrawal of a planned secondary public offering, business development initiatives, increased sales and marketing expenses and the additional administrative costs associated with supporting a public company. Sales and marketing expenses were $406,000 for fiscal year 1996 compared to none for fiscal year 1995. The increase in sales and marketing expenses was attributable to the costs to support the market introduction of the breathable membrane products launched in late fiscal year 1995 and the creation of marketing departments for the Intelimer Polymer Systems and Intellicoat products during the fourth quarter of fiscal year 1996.

         Net interest income was $1.5 million for fiscal year 1996 compared to $175,000 for fiscal year 1995. Net interest income increased due to interest income earned on the Company's initial public offering proceeds.

Liquidity and Capital Resources

         As of October 31, 1997 the Company had unrestricted cash, cash equivalents and short-term investments of $14.7 million, a net decrease of $21.8 million from $36.5 million as of October 31, 1996. This decrease was primarily due to cash used by operations of $5.5 million for fiscal year 1997, the net payment of $3.6 million and the establishment of a restricted investment of $8.8 million related to the acquisition of Dock Resins and the net payment of $2.7 million related to the acquisition of Fielder's Choice. As of October 31, 1997, the Company had payables totaling $9.2 million related to the acquisition of Dock Resins which will be paid by the end of the first quarter of fiscal 1998.

         During fiscal year 1997, the Company purchased seed processing equipment and incurred leasehold improvements expenditures to support the development of Intellicoat products, purchased packaging equipment to meet the increased demand for the Intellipac breathable membrane products and incurred building improvement expenditures to expand capacity at Dock Resins. These expenditures represented the majority of the $1.3 million of property and equipment purchased during fiscal year 1997.

         The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative and licensing arrangements and establish and maintain new collaborative and licensing arrangements; the assimilation and integration of Dock Resins and Fielder's Choice into Landec and Intellicoat, respectively; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

Additional Factors That May Affect Future Results

         The Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in this Report, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company assumes no obligation to update such forward-looking statements.

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses in each year since its inception, including a loss from continuing operations of $7.6 million for fiscal year 1997, and the Company's accumulated deficit as of October 31, 1997 totaled $39.9 million. The Company expects to incur additional losses for the foreseeable future. The amount of future net losses and time required by the Company to reach profitability are highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability.

         Uncertainty Relating to Integration of New Business Acquisitions. The successful combination of the Company and Dock Resins and Intellicoat and Fielder's Choice will require substantial effort from each organization. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisition. The successful combination of the companies will also require coordination of their research and development, manufacturing, and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel of Dock Resins and Fielder's Choice, or that the Company will realize the anticipated benefits of the acquisitions, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

         Early Commercialization; Dependence on New Products and Technologies; Uncertainty of Market Acceptance. While the Company recently commenced marketing certain of its Intelimer polymer products, it is in the early stage of product commercialization of these products and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing food products, industrial, agricultural and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the cost of producing the Company's products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and successfully market new products would have a material adverse effect on the Company's business, operating results and financial condition.

         The success of the Company in generating significant sales of its products will depend in part on the ability of the Company and its partners and licensees to achieve market acceptance of the Company's products and technology. The extent to which, and rate at which, market acceptance and penetration are achieved by the Company's current and future products is a function of many variables including, but not limited to, price, safety, efficacy, reliability, conversion costs and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. There can be no assurance that markets for the Company's products will develop or that the Company's products and technology will be accepted and adopted. The failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

         Competition and Technological Change. The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, industrial, agricultural and medical companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

         Limited Manufacturing Experience; Dependence on Third Parties. The Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this. The Company has experienced negative gross margins on certain of its products sold. Although the Company believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for the Company. The Company anticipates that a substantial portion of the Company's products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. The Company's reliance on this facility involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. The Company may also need to consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company becomes dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. The occurrence of any of these factors could have a material adverse effect on the Company's business, operating results and financial condition. The manufacture of the Company's products will be subject to periodic inspection by regulatory authorities. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Customer Concentration. For the fiscal year 1997, sales to the Company's top five customers accounted for approximately 50% of the Company's product sales with the top customer accounting for 27% of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

         Patents and Proprietary Rights. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company has received a letter alleging that its Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Patents and Proprietary Rights" in Item 1.

         Government Regulation. The Company's products and operations are subject to substantial regulation in the United States and foreign countries. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely effect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution. See "Business - FDA and Other Governmental Regulations" in Item 1.

         Environmental Regulations. Federal, state and local regulations impose various environmental controls on the discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in certain manufacturing processes. Dock Resins is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials and the remediation of its Linden, New Jersey facility. Although the factual situations and the progress of each of these matters differ, the Company believes certain escrowed funds will prove adequate to account for any resultant liability, including any New Jersey Industrial Site Recovery Act remediation regarding its Linden, New Jersey facility. In most cases, the Company's liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements.

         Limited Sales and Marketing Experience. The Company has only limited experience marketing and selling its Intelimer polymer products. While Dock Resins will provide consultation and in some cases direct marketing support for Landec's Intelimer polymer products, establishing sufficient marketing and sales capability will require significant resources. The Company intends to distribute certain of its products through its corporate partners and other distributors and to sell certain other products through a direct sales force. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales and marketing efforts will be successful. To the extent that the Company has or will enter into distribution or other collaborative arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such sales and marketing efforts will be successful and any failure in such efforts could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Collaborative Partners and Licensees. The Company's strategy for the development, clinical and field testing, manufacture, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich Company and Hitachi Chemical in connection with its Intelimer Polymer Systems; Fresh Express Farms, Apio, Inc., Roplast Industries, Inc. and PrintPack, Inc. in connection with its Intellipac breathable membrane products; and Nitta and Hitachi Chemical in connection with its adhesive products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as the Company no longer has control over the sales of such products since the sale of the QuickCast and the license of PORT product lines.

         There can be no assurance that the Company's partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacture, marketing or sale of its current and future products in such markets. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         International Operations and Sales. During fiscal years 1997 and 1996, approximately 12% and 60%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down from historical levels, will continue to be an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

         Quarterly Fluctuations in Operating Results. In the past, the Company's results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. The Company also cannot predict rates of licensing fees and royalties received from its partners. In addition, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second and third fiscal quarters). As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will become or remain profitable in the future.

         Product Liability Exposure and Availability of Insurance. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains medical and non-medical product liability insurance in the minimum amount of $4.0 million per occurrence with a minimum annual aggregate limit of $5.0 million. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

         Possible Volatility of Stock Price. Factors such as announcements of technological innovations, the attainment of (or failure to attain) milestones in the commercialization of the Company's technology, new products, new patents or changes in existing patents, the acquisition of new businesses or the sale or disposal of a part of the Company's businesses, or development of new, collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of such companies. These broad fluctuations may adversely effect the market price of the Company's Common Stock.

         Impact of Year 2000. The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the year 2000. It is unknown the extent, if any, of the impact of the year 2000 on other systems and equipment. A corporate-wide inventory of computer applications is being performed and is expected to be completed by the end of fiscal year 1998 after which the Company will attempt to remedy any issues. The Company has also begun communications with its facilities managers to determine the impact on building security and related equipment. There can be no assurance that all third parties will address the year 2000 issue in a timely fashion if at all. Any year 2000 compliance problems of either the Company, its suppliers, its manufacturers, its collaborative partners and licensees or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

Item 8.  Financial Statements and Supplementing Data

         See Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 Consolidated Financial Statements and Schedules of Landec Corporation and Subsidiaries

                                                                            Page
                                                                            ----

         Independent Auditors' Report                                       31

         Consolidated Balance Sheets at October 31, 1997 and 1996           32

         Consolidated  Statements  of  Operations  for the Years Ended
         October 31, 1997, 1996 and 1995                                    33

         Consolidated  Statement of Changes in Redeemable  Convertible
         Preferred  Stock  and   Shareholders'   Equity  (Net  Capital
         Deficiency)  for the Years Ended  October 31, 1997,  1996 and
         1995                                                               34

         Consolidated  Statements  of Cash  Flows for the Years  Ended
         October 31, 1997, 1996 and 1995                                    35

         Notes to Consolidated Financial Statements                         36

Schedules:
  II     Valuation and Qualifying Accounts for the Years Ended October
         31, 1997, 1996 and 1995                                            51

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

         We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP

Palo Alto, California
December 10, 1997


                                           LANDEC CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share and per share amounts)

                                                                                October 31,
                                                                       -------------------------------
                                                                            1997            1996
                                                                       --------------- ---------------
                                 ASSETS
 Current assets:
    Cash and cash equivalents......................................... $      5,163    $     14,185
    Short-term investments............................................        9,506          22,325
    Restricted investment.............................................        8,837              --
    Accounts receivable, less allowance for doubtful accounts of $27
       and $32 at October 31, 1997 and 1996...........................        2,162              23
    Inventory.........................................................        2,652             549
    Deferred advertising..............................................          410              --
    Prepaid expenses and other current assets.........................        1,310             188
                                                                       --------------- ---------------

        Total current assets..........................................       30,040          37,270

 Property and equipment, net..........................................        5,023             963
 Intangible assets, net...............................................       14,985              --
 Other assets.........................................................          112             125
                                                                       --------------- ---------------
                                                                       $     50,160    $     38,358
                                                                       =============== ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable.................................................. $        642    $        484
    Accrued compensation..............................................          836             250
    Other accrued liabilities.........................................        1,520             259
    Payable related to acquisition of Dock Resins Corporation.........        9,189              --
    Deferred revenue..................................................        2,326             166
    Current portion of long term debt.................................            6             229
                                                                       --------------- ---------------

      Total current liabilities.......................................       14,519           1,388

 Noncurrent portion of long term debt.................................           26             330

 Commitments and contingencies

 Shareholders' equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized,
       issueable in series............................................           --              --
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       12,687,416 and 10,753,711 shares issued and outstanding at
       October 31, 1997 and 1996, respectively........................       75,679          68,242
    Notes receivable from shareholders................................           (8)            (13)
    Deferred compensation.............................................         (198)           (311)
    Accumulated deficit...............................................      (39,858)        (31,278)
                                                                       --------------- ---------------
      Total shareholders' equity......................................       35,615          36,640
                                                                       --------------- ---------------
                                                                       $     50,160    $     38,358
                                                                       =============== ===============

                                         See accompanying notes.


                                            LANDEC CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                                                            Year Ended October 31,
                                                                     -------------------------------------
                                                                         1997       1996          1995
                                                                     ----------  ----------   ------------
 Revenues:
    Product sales....................................................$   8,653   $     371    $       14
    License fees.....................................................       --         600         2,650
    Research and development revenues................................      863       1,096           796
                                                                     ----------  ----------   ------------
       Total revenues................................................    9,516       2,067         3,460

 Operating costs and expenses:
    Cost of product sales............................................    6,215         422             9
    Research and development.........................................    4,608       3,588         3,175
    Selling, general and administrative..............................    4,664       2,367         1,332
    Purchased in-process research and development....................    3,022          --            --
                                                                     ----------  ----------   ------------
       Total operating costs and expenses............................   18,509       6,377         4,516
                                                                     ----------  ----------   ------------

 Operating loss......................................................   (8,993)     (4,310)       (1,056)

 Interest income.....................................................    1,726       1,546           281
 Interest expense....................................................     (319)        (59)         (106)
                                                                     ----------  ----------   ------------

 Loss from continuing operations.....................................   (7,586)     (2,823)         (881)


 Discontinued operations:
    Loss from discontinued QuickCast operations......................   (1,059)     (1,377)       (1,878)
    Gain on disposal of QuickCast operations.........................       70          --            --
                                                                     ----------  ----------   ------------
 Loss from discontinued operations...................................     (989)     (1,377)       (1,878)
                                                                     ----------  ----------   ------------
 Net loss............................................................  $(8,575)    $(4,200)   $   (2,759)
                                                                     ==========  ==========   ============
 Loss per share:
    Continuing operations............................................$  (.68)    $  (.37)     $     (.74)
    Discontinued operations..........................................   (.09)       (.18)          (1.59)
                                                                     ----------  ----------   ------------
 Net loss per share..................................................$  (.77)    $  (.55)     $    (2.33)
                                                                     ==========  ==========   ============
 Shares used in computation of per share amounts.....................   11,144       7,699         1,182
                                                                     ==========  ==========   ============

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

                                                                                   Shareholders' Equity (Net Capital Deficiency)
                                                                                  ----------------------------------------------
                                                            Redeemable Convertible                                    Notes
                                                               Preferred Stock           Common Stock              Receivable
                                                      ----------------------------- -----------------------          From
                                                           Shares         Amount         Shares         Amount    Shareholders
                                                        -----------    -----------     ----------    -----------   -----------
Balances at October 31, 1994 ........................     6,484,692    $    27,656        539,884    $        97   $       (23)
Issuance of Series E redeemable convertible
   preferred stock for cash at $7.91 per share ......       189,723          1,500           --             --            --
Issuance of common stock at $0.58 to $0.86 per share           --             --            7,968              5          --
Return of common stock and cancellation and
   repayment of notes receivable ....................          --             --             (174)          --               3
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........          --            2,120           --             --            --
Deferred compensation related to grant of stock
   options ..........................................          --             --             --              434          --
Amortization of deferred compensation ...............          --             --             --             --            --
Change in unrealized loss on available-for-sale
   securities .......................................          --             --             --             --            --
Net loss ............................................          --             --             --             --            --
                                                        -----------    -----------     ----------    -----------   -----------
Balances at October 31, 1995 ........................     6,674,415    $    31,276        547,678    $       536   $       (20)

Initial Public Offering of common stock, $12.00 per
   share, net of issuance costs .....................          --             --        3,220,000         35,035          --
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........          --              556           --             --            --
Conversion of Series B, C, D and E redeemable
   convertible preferred stock into common stock ....    (6,674,415)       (31,832)     6,674,415         31,832          --
Conversion of convertible notes payable .............          --             --          176,432            700          --
Deferred compensation related to grant of stock
   options ..........................................          --             --             --               17          --
Issuance of common stock at $0.58 to $10.20 per share          --             --          135,186            122          --
Repayment of notes receivable .......................          --             --             --             --               7
Amortization of deferred compensation ...............          --             --             --             --            --
Change in unrealized gain on available-for-sale
   securities .......................................          --             --             --             --            --
Net loss ............................................          --             --             --             --            --
                                                        -----------    -----------     ----------    -----------   -----------
Balance at October 31, 1996 .........................          --      $      --       10,753,711    $    68,242   $       (13)

Issuance of common stock for acquired businesses ....          --             --        1,821,687          7,273          --
Issuance of common stock at $0.58 to $6.48 per share           --             --          112,018            164          --
Repayment of notes receivable .......................          --             --             --             --               5
Amortization of deferred compensation ...............          --             --             --             --            --
Change in unrealized gain on available-for-sale
   securities .......................................          --             --             --             --            --
Net loss ............................................          --             --             --             --            --
                                                        -----------    -----------     ----------    -----------   -----------
Balance at October 31, 1997 .........................          --      $      --       12,687,416    $    75,679   $        (8)
                                                        ===========    ===========     ==========    ===========   ===========

                                                          Shareholders' Equity (Net Capital Deficiency)
                                                         -----------------------------------------------
                                                                                             Total
                                                                                         Shareholders'
                                                           Deferred      Accumulated      Equity (Net
                                                         Compensation      Deficit    Capital Deficiency)
                                                         ------------    -----------  ------------------
Balances at October 31, 1994 ........................     $      --      $   (21,658)   $   (21,584)
Issuance of Series E redeemable convertible
   preferred stock for cash at $7.91 per share ......            --             --             --
Issuance of common stock at $0.58 to $0.86 per share             --             --                5
Return of common stock and cancellation and
   repayment of notes receivable ....................            --             --                3
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........            --           (2,120)        (2,120)
Deferred compensation related to grant of stock
   options ..........................................            (434)          --             --
Amortization of deferred compensation ...............              27           --               27
Change in unrealized loss on available-for-sale
   securities .......................................            --               (1)            (1)
Net loss ............................................            --           (2,759)        (2,759)
                                                          -----------    -----------    -----------
Balances at October 31, 1995 ........................     $      (407)   $   (26,538)   $   (26,429)

Initial Public Offering of common stock, $12.00 per
   share, net of issuance costs .....................            --             --           35,035
Accretion of redemption price differential on
   redeemable convertible preferred stock ...........            --             (556)          (556)
Conversion of Series B, C, D and E redeemable
   convertible preferred stock into common stock ....            --             --           31,832
Conversion of convertible notes payable .............            --             --              700
Deferred compensation related to grant of stock
   options ...........................................            (17)          --             --
Issuance of common stock at $0.58 to $10.20 per share            --             --              122
Repayment of notes receivable .......................            --             --                7
Amortization of deferred compensation ...............             113           --              113
Change in unrealized gain on available-for-sale
   securities .......................................            --               16             16
Net loss ............................................            --           (4,200)        (4,200)
                                                          -----------    -----------    -----------
Balance at October 31, 1996 .........................     $      (311)   $   (31,278)   $    36,640

Issuance of common stock for acquired businesses ....            --             --            7,273
Issuance of common stock at $0.58 to $6.48 per share             --             --              164
Repayment of notes receivable .......................            --             --                5
Amortization of deferred compensation ...............             113           --              113
Change in unrealized gain on available-for-sale
   securities .......................................            --               (5)            (5)
Net loss ............................................            --           (8,575)        (8,575)
                                                          -----------    -----------    -----------
Balance at October 31, 1997 .........................     $      (198)   $   (39,858)   $    35,615
                                                          ===========    ===========    ===========

                             See accompanying notes.

                                             LANDEC CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                      Year Ended October 31,
                                                                                -------------------------------------
                                                                                   1997         1996          1995
                                                                                -----------  -----------   -----------
Increase  (Decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
   Net loss from continuing operations..........................................$ (7,586)    $ (2,823)     $   (881)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.............................................   1,051          510           405
      Loss on disposal of fixed assets..........................................      --           --            25
      Write-off of purchased in-process research and development................   3,022           --            --
      Loss from discontinued operations.........................................    (989)      (1,377)       (1,878)
      Changes in assets and  liabilities,  net of effects from  acquisitions and discontinued operations:
        Accounts receivable.....................................................    (328)          30           132
        Inventory...............................................................      24          (61)         (288)
        Deferred advertising....................................................     (97)          --            --
        Prepaid expenses and other current assets...............................    (902)         (73)          (16)
        Accounts payable........................................................  (1,275)         193           (53)
        Accrued compensation....................................................     218          (52)           93
        Other accrued liabilities...............................................     975          (22)           89
        Deferred revenue........................................................     389           37           129
                                                                                -----------  -----------   -----------
              Total adjustments                                                    2,088         (815)       (1,362)
                                                                                -----------  -----------   -----------
 Net cash used in operating activities..........................................  (5,498)      (3,638)       (2,243)
                                                                                -----------  -----------   -----------

 Cash flows from investing activities:
   Purchases of property and equipment..........................................  (1,344)        (367)          (48)
   Decrease (increase) in other assets..........................................      31           24           (28)
   Purchases of available-for-sale securities................................... (14,828)     (26,345)       (6,470)
   Sale of available-for-sale securities........................................   4,041           --            --
   Maturities of available-for-sale securities..................................  23,602        6,000         7,800
   Acquisition of businesses, net of cash acquired..............................  (6,224)          --            --
   Net proceeds from disposition of QuickCast operation.........................     425           --            --
                                                                                -----------  -----------   -----------
 Net cash provided by (used in) investing activities............................   5,703      (20,688)        1,254
                                                                                -----------  -----------   -----------

 Cash flows from financing activities:
   Purchase of restricted investment............................................  (8,837)          --            --
   Proceeds from sale of common stock, net of repurchases.......................     164       35,157             5
   Proceeds from sale of preferred stock........................................      --           --         1,500
   Proceeds from repayment of notes receivable..................................       5            7             3
   Payments on long term debt...................................................    (559)        (238)         (183)
   Proceeds from issuance of convertible notes payable..........................      --           --           700
   Proceeds from capital lease financing of prior year capital expenditures.....      --           --           138
                                                                                -----------  -----------   -----------
 Net cash provided by (used in) financing activities............................  (9,227)      34,926         2,163
                                                                                -----------  -----------   -----------
 Net increase (decrease) in cash and cash equivalents...........................  (9,022)      10,600         1,174
 Cash and cash equivalents at beginning of year.................................  14,185        3,585         2,411
                                                                                -----------  -----------   -----------
 Cash and cash equivalents at end of year.......................................$  5,163     $ 14,185      $  3,585
                                                                                ===========  ===========   ===========

 Supplemental disclosure of cash flows information:
   Cash paid during the period for interest.....................................$     75     $     99      $    108
                                                                                ===========  ===========   ===========
 Supplemental schedule of noncash investing and financing activities:
   Equipment acquired under capital leases......................................$     --     $     --      $    154
                                                                                ===========  ===========   ===========
   Conversion of convertible notes payable into common stock....................$     --     $    700      $     --
                                                                                ===========  ===========   ===========
   Common stock issued in the acquisition of businesses.........................$  7,273     $     --      $     --
                                                                                ===========  ===========   ===========

                                                   See accompanying notes.

                          LANDEC CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies

Organization

         Landec Corporation and its subsidiaries (the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food product, industrial, agricultural and medical applications. In addition, the Company markets and distributes hybrid seed corn to producer customers.

Basis of Consolidation

         The consolidated financial statements comprise the accounts of Landec Corporation and its wholly owned subsidiaries, Intellicoat Corporation ("Intellicoat"), and Dock Resins Corporation ("Dock Resins"). All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Concentrations of Credit Risk

         Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

Cash, Cash Equivalents and Investments

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of October 31, 1997 and 1996, the Company's debt securities are carried at fair value and classified as available-for-sale, as the Company may not hold these securities until maturity in order to take advantage of market conditions. The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. All other available-for-sale securities are recorded as short-term investments. Unrealized gains and losses are reported as a component of shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on the sale of available-for-sale securities are also included in interest income and were immaterial for fiscal year 1997. The cost of securities sold is based on the specific identification method.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. As of October 31, 1997 and 1996 inventories consisted of (in thousands):

                                                          October 31,
                                                  --------------------------
                                                       1997         1996
                                                  ------------ -------------
 Raw materials...................................      $617           $149
 Work in process.................................       152            245
 Finished goods..................................     1,883            155
                                                 ------------- -------------
                                                     $2,652           $549
                                                 ============= =============

1.       Organization and Summary of Significant Accounting Policies (continued)

Deferred Advertising

         The Company defers certain costs related to direct-response advertising of its hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. None of the deferred advertising has been expensed as this asset was acquired as part of the acquisition of Fielder's Choice in September 1997. Advertising expenditures that are not direct-response advertisements are expensed as incurred.

Property and Equipment

         Property and equipment is stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, computers, machinery and equipment. Leasehold improvements are amortized over the lesser of the economic life of the improvement or the life of the lease on a straight-line basis.

         The Company  adopted  Financial  Accounting  Standard No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in fiscal year 1997. Adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

Intangible Assets

         Intangible assets represent the excess of acquisition costs over the estimated fair value of net assets acquired and consist of covenants not to compete, customer bases, work forces in place, trademarks, developed technology and goodwill. These assets are amortized on a straight-line basis over periods ranging from five to twenty years based on their estimated useful lives. Accumulated amortization of the intangible assets at October 31, 1997 was $335,000 (none at October 31, 1996). The Company reviewed intangible assets for the possibility of impairment and determined that there was no impairment of intangible assets as of October 31, 1997.

Deferred Revenue

         Cash received in advance of services performed or shipment of products, primarily hybrid seed corn, are recognized as a liability and recorded as deferred revenue. At October 31, 1997 approximately $2.2 million has been recognized as a liability for advances on future hybrid corn seed shipments.

Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on or in the period ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact of Statement No. 128 is expected to result in no change to the Company's net loss per share as stock options and other common stock equivalents have been excluded from the current computation as they are anti-dilutive.

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

Accounting for Stock-Based Compensation

         The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provision of APB 25. Accordingly, SFAS No. 123 has not had a material impact on the Company's financial position or results of operations.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Recent Accounting Pronouncements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income", and Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". The Company is required to adopt these Statements in fiscal year 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

2.       Business Acquisitions

         On April 18, 1997, the Company acquired Dock Resins, a privately-held manufacturer and marketer of specialty acrylics and other polymers located in Linden, New Jersey for approximately $15.8 million, comprised of $13.7 million in cash, a secured promissory note due in January 1998 and direct acquisition costs along with 396,039 shares of Common Stock valued at $2.1 million. A payable of $9.5 million was recorded as of the acquisition date to recognize the promissory note and other liabilities related to the acquisition. A marketable investment of $8.8 million has been set aside as security for payment of the promissory note. In addition, $1.5 million of the cash consideration and all of the equity consideration was set aside in escrow to cover future costs associated with obligations under the representations and warranties made by the shareholder of Dock Resins in connection with the acquisition (see Note 11). The escrow account will expire on April 18, 2002. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on independent valuations and other studies as of the date of acquisition.

The following is a summary of the purchase price allocation (in thousands):

                     Net assets and liabilities                 $   3,181
                     Property, plant and equipment                  2,501
                     Covenant not to compete                           77
                     Customer base                                    496
                     Work force in place                              690
                     Trademark                                        775
                     Developed technology                           5,036
                     In-process research and development            3,022
                                                                ---------

                                                                $  15,778
                                                                =========

         The intangible assets are being amortized over periods of five to twenty years based on their individually estimated useful lives. The in-process research and development technology, as determined by an independent appraisal, was expensed during the quarter ended April 30, 1997 as required under generally accepted accounting principles. Such in-process technology was determined to have no alternative future uses. The property, plant and equipment is based on its fair value as determined by an independent appraisal. The Company's results of operations and cash flows for fiscal year 1997 include the results of Dock Resins from April 18, 1997 through October 31, 1997.

         On September 30, 1997, Intellicoat acquired Williams & Sun, Inc. d/b/a Fielder's Choice Hybrids ("Fielder's Choice") a privately-held direct marketer of hybrid seed corn, located in Monticello, Indiana for approximately $8.8 million, comprised of approximately $3.6 million in cash and direct acquisition costs along with 1,425,648 shares of Common Stock valued at approximately $5.2 million. Terms of the agreement include additional consideration up to $2.4 million in the form of a cash earn-out based on the future performance of the Fielder's Choice business, which will be accounted for as adjustments to the purchase price, if and when earned. The acquisition has been accounted for using the purchase method. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values. These allocations were based on independent valuations and other studies as of the date of acquisition. The following is a summary of the purchase price allocation (in thousands):

                           Net assets and liabilities             $  579
                           Covenant not to compete                   200
                           Work force in place                       220
                           Customer base                           1,900
                           Trademark                               4,200
                           Goodwill                                1,726
                                                               ----------
                                                                  $8,825
                                                               ==========

         The intangible assets are being amortized over periods of five to twenty years based on their individually estimated useful lives. The Company's results of operations and cash flows for fiscal year 1997 include the results of Fielder's Choice for the period from September 30, 1997 through October 31, 1997.

         The following unaudited pro-forma summary of consolidated revenues, net loss and net loss per share for fiscal years 1997 and 1996 assumes the Dock Resins and Fielder's Choice acquisitions occurred on November 1, 1995. These unaudited pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the Company's financial results if the acquisition had taken place at the beginning of fiscal year 1996 or of future results.

                                                  Fiscal Year Ended
                                        --------------------------------------
                                               1997               1996
                                               ----               ----
                                     (in thousands, except per share amounts)
           Revenues                     $       27,119      $      24,024
           Net loss                     $       (6,598)     $      (4,799)
           Net loss per share           $       (0.52)      $      (0.50)

3.       Discontinued Operations

         In June 1997, the Company adopted a plan to sell its QuickCast(TM) product line. On August 28, 1997 the Company signed an agreement with Bissell Healthcare Corporation ("Bissell") to sell substantially all of the net assets of QuickCast for $950,000 in cash plus royalties on future sales for the next ten years. As a result, the operations of the QuickCast product line for the current and prior periods have been classified as discontinued in the consolidated statements of operations.

         The $70,000 gain on disposal is net of $373,000 of operating losses incurred from the measurement date of June 12, 1997 through August 28, 1997 and a provision of $83,000 for estimated selling expenses. QuickCast revenues were $241,000 for the period from November 1, 1996 through August 28, 1997 and $384,000 and $587,000 for fiscal years ended October 31, 1996 and 1995, respectively.

4.       Collaborative Agreements

         To facilitate the commercialization of its products, the Company has established a number of strategic alliances in which the Company receives license payments, research and development funding and/or future royalties in exchange for certain technology or marketing rights.

 Hitachi Chemical. The Company has entered into two separate collaborations with Hitachi Chemical in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement with Hitachi Chemical in the industrial adhesives area.

         The agreement provides Hitachi Chemical with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into a second collaboration with Hitachi Chemical in the Intelimer Polymer Systems area. The agreement provides Hitachi Chemical with an exclusive license to use and sell Landec's catalyst systems in industrial Intelimer Polymer Systems products in certain Asian countries. In addition, Hitachi Chemical also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and is entitled to receive research and development funding over three years and future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable. This agreement is terminable at Hitachi Chemical's option. In conjunction with this agreement, Hitachi Chemical purchased 189,723 shares of Series E Preferred Stock for $1.5 million (which was converted into 189,723 shares of common stock in connection with the Company's initial public offering in February 1996).

 BFGoodrich. On October 13, 1993, the Company entered into a collaboration with BFGoodrich. The agreement was amended on July 29, 1995 and again in March 1996, and provides BFGoodrich with a nonexclusive worldwide (excluding Asia) license to use and sell selective Landec catalyst systems in industrial Intelimer Polymer Systems products. Landec is entitled to be the exclusive supplier of Intelimer catalyst systems to BFGoodrich for at least seven years. Landec received an up-front license payment upon signing and additional license fees upon achieving certain milestones. Under the agreement, development was funded by BFGoodrich for the first year, was extended to subsequent years, and was concluded during the second quarter of fiscal year 1996. The Company is entitled to receive future royalties based on net sales by BFGoodrich of the licensed products. Any fees paid to the Company are non-refundable.

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

5.       Available-for-Sale Securities

         The following is a summary of available-for-sale securities (in thousands):

               October 31, 1997                                  Gross         Gross
                                                               Unrealized    Unrealized   Estimated
                                             Amortized Cost      Gains         Losses     Fair Value
                                               -----------      -------        -----        -------
 U.S. government and agency obligations......  $     6,841      $     9       $  --        $ 6,850
 Corporate debt securities...................        3,987            2          --          3,989
                                               -----------      -------       -----        -------
 Total securities............................  $    10,828      $    11       $  --         10,839
                                               ===========      =======       =====        =======
 Amounts included in:
 Cash equivalents............................  $     1,333      $    --       $  --        $ 1,333
 Short-term investments......................        9,495           11          --          9,506
                                               -----------      -------       -----        -------
 Total securities............................  $    10,828      $    11       $  --        $10,839
                                               ===========      =======       =====        =======

               October 31, 1996

 U.S. government and agency obligations......  $    20,263      $     9       $  --        $20,272
 Corporate bonds.............................       12,940            9          --         12,949
 Corporate debt securities...................        2,027           --          (2)         2,025
                                               -----------      -------       -----        -------
 Total securities............................  $    35,230      $    18       $  (2)       $35,246
                                               ===========      =======       =====        =======

 Amounts included in:
 Cash equivalents............................  $    12,921      $    --       $  --        $12,921
 Short-term investments......................       22,309           18          (2)        22,325
                                               -----------      -------       -----        -------
 Total securities............................  $    35,230      $    18       $  (2)       $35,246
                                               ===========      =======       =====        =======

The contractual maturities of debt securities included in short-term investments at October 31, 1997 are all due within one year.

6.       Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                                  October 31,
                                                            ------------------
                                                             1997        1996
                                                            -------    -------
Land and buildings.......................................   $ 1,347    $  --
Leasehold improvements ..................................     1,178        990
Computer, machinery and equipment and autos .............     4,339      2,097
Furniture and fixtures ..................................       225        161
Construction in process .................................       470       --
                                                            -------    -------
                                                              7,559      3,248
Less accumulated depreciation and amortization ..........    (2,536)    (2,285)
                                                            -------    -------
                                                            $ 5,023    $   963
                                                            =======    =======

Property and equipment included approximately $973,000 recorded under capital leases at October 31, 1996. Accumulated amortization related to leased assets totaled approximately $537,000 at October 31, 1996 (there were no capital leases at October 31, 1997).

7.       Redeemable Convertible Preferred Stock and Warrants

         Upon closing of the Company's initial public offering in February 1996, all outstanding shares of redeemable convertible preferred stock (an aggregate of 6,674,415 shares) were converted into 6,674,415 shares of common stock.

         In connection with the sale of Series D Preferred Stock in July 1993, the Company issued warrants to purchase 186,349 shares of common stock at an exercise price of $4.31 per share for $5,357 in cash. The warrants expire five years from the date of issuance. No warrants have been exercised as of October 31, 1997.

8.       Shareholders' Equity

         Common Stock, Stock Purchase Plans and Stock Option Plans

         In December 1995, the Board approved a one-for-2.875 reverse stock split of its Common Stock and preferred stock through an amendment to the Articles of Incorporation. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this event. The Board also approved an amendment to the Articles of Incorporation to change the number of authorized shares of common stock to 50,000,000 shares and Preferred Stock to 2,000,000 shares upon the closing of the Company's initial public offering.

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

         The Company has 3,476,168 common shares reserved for future issuance under all stock option plans, outstanding warrants and employee stock purchase plans.

         The Company established the 1988 Stock Option Plan under which the Board of Directors may grant incentive stock options or nonqualified stock options to its employees and outside consultants. As of October 31, 1997, the Company had reserved 1,574,161 shares of common stock for future issuance under the plan. The exercise price of incentive stock options and nonqualified stock options may be no less than 100% and 85%, respectively, of the fair market value of the Company's common stock as determined by the Board of Directors. Options are exercisable upon grant and generally vest ratably over four years (commencing one year after an employee's hire date) and are subject to repurchase, if exercised before being vested.

         In December 1995, the Board also approved the adoption of the 1995 Directors' Stock Option Plan (the "Directors' Plan"), which authorizes the issuance of 200,000 shares under the plan. The Directors' Plan provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 5,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. In June 1996, the Board amended the Directors' Plan to provide that options are exercisable and vest upon grant. This was approved at the meeting of shareholders on March 19, 1997. In December 1997, the Board amended the Directors' Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to an aggregate of 400,000 shares, to increase the annual option grants to 10,000 shares if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting and to reprice all outstanding directors' stock option grants to $5.00 per share. Such amendments are subject to shareholder approval to be recommended by the Company at its next meeting of shareholders. The exercise price of the options will be the fair market value of the Company's Common Stock on the date the options are granted.

         In September 1996, the Board approved the adoption of the 1996 Non-Executive Stock Option Plan which authorizes the issuance of 750,000 shares under the plan. The Board of Directors may grant non-qualified stock options to employees and outside consultants who are not officers or directors of the Company. The exercise price of the options will be equal to the fair market value of the Company's Common Stock on the date the options are granted. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

         In November 1996, the Company's Board of Directors approved the adoption of the 1996 Stock Option Plan which authorized the issuance of 750,000 shares of Landec Common Stock under the plan. The Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec's common stock on the date the options are granted. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. In December, 1997 the Board amended the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares to an aggregate total of 1,500,000 shares. Such amendment is subject to shareholder approval to be recommended by the Company at its next meeting of shareholders.

8.       Shareholders' Equity (continued)

         In January 1997, the Company effected an option repricing program to allow employees and outside consultants who were issued options under the 1988
Stock Option Plan at an exercise price above $14.50 per share to exchange their out-of-money stock options for the same number of options at a more favorable exercise price. Under this repricing program, one new option could be obtained for every option cancelled. The exercise price of the new option was based on the fair market value of the Company's common stock on the date the old options were exchanged. The new options vest ratably over four years (commencing one year from January 7, 1997, the repricing date) and are subject to repurchase if exercised before being vested. As a result of this repricing program, options to purchase 58,250 shares were repriced.

         Activity under all Landec Stock Option Plans is as follows:
                                                                            Outstanding Options
                                                                      -------------------------------
                                                    Options                               Weighted
                                                   Available            Number             Average
                                                   for Grant           of Shares        Exercise Price
           ------------------------------------------------------------------------------------------
           Balance at October 31, 1994              374,536             823,008              $0.62
           Additional shares reserved               347,826                  --                --
           Options granted                         (410,570)            410,570              $1.13
           Options exercised                             --              (7,968)             $0.58
           Options forfeited                         13,691             (13,691)             $0.72
           ------------------------------------------------------------------------
           Balance at October 31, 1995              325,483           1,211,919              $0.79

           Additional shares reserved               950,000                  --                --
           Options granted                         (128,959)            128,959             $15.91
           Options exercised                             --            (131,537)             $0.64
           Options forfeited                         30,993             (30,993)             $1.05
           ------------------------------------------------------------------------
           Balance at October 31, 1996            1,177,517           1,178,348              $2.46

           Additional shares reserved               750,000                  --                --
           Options granted                       (1,070,300)          1,070,300              $8.63
           Options exercised                             --             (95,592)             $0.78
           Options forfeited                        158,384            (158,384)             $6.88
           Options canceled                          58,250             (58,250)            $19.11
           ------------------------------------------------------------------------
           Balance at October 31, 1997            1,073,851           1,936,422              $5.11

         At October 31, 1997 and 1996, options to purchase 902,135 and 744,355 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

         For options granted through October 31, 1997, the Company recognized an aggregate of $451,000 as deferred compensation for the excess of the deemed value for accounting purposes of the Common Stock issueable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options. Total deferred compensation expense recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal 1997 and 1996 was $113,000.

         The  following  tables  summarize   information  about  Landec  options
outstanding and exerciseable at October 31, 1997.

                                              OPTIONS OUTSTANDING
            -----------------------------------------------------------------
                                                    Weighted
                                                    Average       Weighted
                                                  Contractual      Average
                   Range of            Number         Life        Exercise
               Exercise Prices       of Shares     (in years)       Price
            ----------------------- ------------- ------------- --------------
              $0.5800 - $0.5800         535,190        4.69          $0.58
              $0.8600 - $1.4400         373,162        7.45          $1.10
              $3.5900 - $5.2500         146,220        9.58          $5.08
              $5.5000 - $7.6250         441,100        9.22          $7.35
              $8.2500 - $12.0000        420,750        8.83         $11.42
             $19.0000 - $19.0000         20,000        8.50         $19.00
                                    -------------
              $0.5800 - $19.0000      1,936,422        7.56          $5.11


                                              OPTIONS EXERCISEABLE
            -----------------------------------------------------------------


                                                              Weighted
                   Range of               Number               Average
               Exercise Prices           of Shares         Exercise Price
            ----------------------- -------------------- --------------------
              $0.5800 - $0.5800           531,807               $0.58
              $0.8600 - $1.4400           214,450               $1.04
              $3.5900 - $5.2500             2,665               $3.85
              $5.5000 - $7.6250           100,401               $7.33
              $8.2500 - $12.0000           32,812              $10.35
             $19.0000 - $19.0000           20,000              $19.00
                                    ------------------
              $0.5800 - $19.0000          902,135               $2.21

Employee Stock Purchase Plan. In December 1995, the Board approved the adoption of the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), which authorizes the issuance of 300,000 shares under the plan. The Purchase Plan permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of October 31, 1997, 20,074 shares have been issued and 279,926 are issueable under the Purchase Plan.

Intellicoat Stock Plan. In October 1996, the Board of Directors of Intellicoat approved the adoption of the 1996 Intellicoat Stock Plan which authorizes the issuance of 2,000,000 shares of Intellicoat common stock under the plan. The Board of Directors of Intellicoat may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Intellicoat's common stock as determined by Intellicoat's Board of Directors. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

8.       Shareholders' Equity (continued)

         The following table  summarizes  activity under the  Intellicoat  Stock
Option Plan.

                                                                     Outstanding Options
                                                          ---------------------------------------
                                             Options
                                            Available                            Weighted Average
                                            for Grant       Number of Shares      Exercise Price
                                          -----------       ----------------     ----------------
          Balance at October 31, 1996      2,000,000                  0                 --
          Options granted                 (1,239,300)         1,239,300                $0.12
          Options forfeited                    3,300             (3,300)               $0.12
                                          ----------          ---------
          Balance at October 31, 1997        764,000          1,236,000                $0.12

         At October 31, 1997 options to purchase 253,125 shares with an exercise price of $0.10 per share of Intellicoat's common stock were vested. Through October 31, 1997 no Intellicoat stock options have been exercised. For the options outstanding at October 31, 1997, 1,033,000 shares were granted with an exercise price of $0.10 and 203,000 shares were granted with an exercise price of $0.20.

Pro Forma Information. The Company has elected to follow APB 25 in accounting for its employee stock option plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in the Company's financial statements unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

         Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans and employee stock purchase plan under the fair value method and the Intellicoat Stock Plan under the minimum value method prescribed by SFAS 123.
The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                   Landec                              Landec
                                           Employee Stock Options            Stock Purchase Plan Shares
-------------------------------------------------------------------------------------------------------
Years ended October 31,                    1997              1996              1997              1996
                                           ----              ----              ----              ----
Expected life (in years)                  4.33              2.70               .47               .44
Risk-free interest rate                   6.16%             6.28%             5.30%             5.28%
Volatility                                 .40               .40               .40               .40
Dividend yield                               0%                0%                0%                0%

         The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Intellicoat stock options granted in fiscal year 1997.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 1997 and 1996 was $2.50 and $4.92 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal years 1997 and 1996 was $7.00 and $15.50 per share, respectively. The weighted average estimated fair value of Landec employee stock options granted above grant date market prices during fiscal years 1997 and 1996 was $3.05 and $6.22 per share, respectively. The weighted average exercise price of employee stock options granted above grant date market prices during fiscal years

1997 and 1996 was $12.00 and $20.16 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal years 1997 and 1996 was $2.26 and $3.15 per share, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

               Years ended October 31,                    1997            1996
               -----------------------------------------------------------------
               Pro forma net loss                       $(9,554)        $(4,437)
               Pro forma net loss per share             $ (0.86)        $ (0.58)

         The effect on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to October 31, 1995, the pro forma effect will not be fully reflected until 1999.

9.       Notes Payable

         In March 1995, the Company issued notes payable to two current investors for $700,000. The notes and accrued interest were payable upon demand of the holder, and in no event later than three years from the date of issuance. The notes earned interest at a rate of 10% per annum. Upon the completion of the Company's initial public offering, the principal value of the notes were converted into 176,432 shares of common stock (converted at $3.97 per share) and all accrued interest was forgiven.

10.      Income Taxes

         As of October 31, 1997, the Company had net operating loss carryforwards of approximately $21.6 million for federal income tax purposes. The Company also had federal research and development tax credit carryforwards of approximately $800,000. The net operating loss carryforwards will expire at various dates beginning in 2002 through 2012, if not utilized.

         Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                         Years ended October 31,
                                                         -----------------------
                                                             1997         1996
                                                             ----         ----
         Deferred tax assets:
           Net operating loss carryforwards............. $   7,700    $   6,300
           Research credit carryforwards................     1,000          800
           Capitalized research costs...................     1,700        2,100
           Purchased in-process research costs..........     1,400          --
           Other - net..................................     2,100          --
                                                         ---------    ---------
        Total deferred tax assets.......................    13,900        9,200
        Valuation allowance.............................   (13,900)      (9,200)
                                                         ---------    ---------
        Net deferred tax assets......................... $     --     $     --
                                                         =========    =========

         Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance.

         The valuation allowance increased by $1,500,000 and $1,200,000 during the fiscal years ended October 31, 1996 and 1995, respectively.

11.      Commitments and Contingencies

         Leases

         The Company leases office and laboratory space and certain equipment. Rent expense for the years ended October 31, 1997, 1996 and 1995 was approximately $392,000, $370,000 and $349,000 respectively.

         Future minimum lease obligations as of October 31, 1997 under all leases are as follows (in thousands):

                                                                Operating Leases
                                                                ----------------
 1998............................................................   $       442
 1999............................................................           425
 2000............................................................           425
 2001............................................................           438
 2002............................................................            72
                                                                    -----------
 Total minimum lease payments....................................   $     1,802
                                                                    ===========

         The Company has entered into two notes for the purchase of certain equipment. Each note was for approximately $17,000 and had terms of sixty months, payable monthly. The carrying value of the equipment purchased approximates the fair value of the notes.

         During the fourth quarter of fiscal year 1997, the Company paid off the remaining balance of the lease line obligation that it had entered into during fiscal year 1994. The amount of the payment including interest was $319,000.

         Under the terms of the acquisition of Dock Resins (see Note 2), the shareholder of Dock Resins has indemnified the Company with regard to expenditures subsequent to the acquisition for certain environmental matters relating to circumstances existing at the time of the acquisition. The Company has in escrow $1.5 million in cash and equity consideration to cover any such costs. Any cost not paid by the shareholder of Dock Resins is not expected to have a material effect on consolidated results of operations or financial position of the Company.

12.      Business Segment Reporting

         The Company reports its operations in three business segments: the Food Products segment, the Agriculture segment and the Industrial Specialties segment. The Food Products segment manufactures and sells film packages applied with the Intellipac breathable membrane to the fresh-cut produce industry. The Agriculture segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using the Company's proprietary Intelimer polymers. The Industrial Specialties segment manufactures and sells specialty acrylics and polymers to the coating, laminating, adhesive and printing industries.

         Corporate and other amounts include corporate operating costs and net interest income. Assets classified as corporate and other amounts consist primarily of cash and marketable securities and the assets of the discontinued QuickCast operation.

12.      Business Segment Reporting (continued)

Operations by Business Segment (in thousands):

                                                 Food                       Industrial    Corporate
1997                                           Products      Agriculture    Specialties   and Other       TOTAL
-------------------------------------------- ------------- ---------------- ------------ ------------- -------------
Net sales..................................  $   1,201     $       70      $  8,137      $     108     $   9,516
Loss from continuing operations............  $    (837)    $   (1,756)     $ (3,930)     $  (1,063)    $  (7,586)
Identifiable assets........................  $     970     $   11,945      $ 15,209      $  22,036     $  50,160
Depreciation and amortization..............  $      76     $      157      $    444      $     261     $     938
Capital expenditures.......................  $     197     $      440      $    554      $     153     $   1,344

1996
--------------------------------------------
Net sales..................................  $     371     $      100      $  1,496      $     100     $   2,067
Loss from continuing operations............  $  (1,099)    $     (461)     $    (60)     $  (1,203)    $  (2,823)
Identifiable assets........................  $     376     $       20      $    188      $  37,774     $  38,358
Depreciation and amortization..............  $      46     $        3      $     68      $     280     $     397
Capital expenditures.......................  $     129     $       19      $    137      $      82     $     367

1995
--------------------------------------------
Net sales..................................  $      78     $       --      $  3,315      $      67     $   3,460
Income (loss) from continuing operations...  $  (1,012)    $     (407)     $  2,768      $  (2,230)    $    (881)
Identifiable assets........................  $     199     $        5      $    117      $   7,026     $   7,347
Depreciation and amortization..............  $      30     $       --      $     68      $     280     $     378
Capital expenditures.......................  $      30     $       --      $     11      $     161     $     202


         Revenues from customers representing 10% or more of total revenue during fiscal years 1997, 1996 and 1995 are as follows:

                                1997     1996      1995
                                ----     ----      ----
         Customer:
A (Industrial Products)          25%        0%       0%
B (Industrial Products)           3%       35%      11%
C (Industrial Products)           5%       20%      53%
D (Food Products)                 1%       14%       0%
E (Industrial Products)           0%        8%      18%

         Export product sales were approximately $421,000, $136,000 and $378,000 in the years ended October 31, 1997, 1996 and 1995, respectively.

13.      Events Subsequent to Date of Independent Auditors' Report (unaudited)

         In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to a large national eyecare company in exchange for $500,000 in cash and possible future license revenue, research and development revenue and royalties on the sale of commercial products.

         In December 1997, Dock Resins entered into a loan and security agreement which provides a $1,250,000 working capital line of credit and a $2,750,000 term loan to finance capital expenditures. Borrowings under the loan agreement are collateralized by substantially all of Dock Resins' assets.

         In January 1998, the Company effected an option repricing program. This program offered certain employees and all directors of the Company who had outstanding options to purchase Common Stock of the Company an opportunity to exchange such options for new options. Each new option contains the same terms as the surrendered option except that (i) the exercise price is $5.00 per share and (ii) the vesting schedule for each new option begins on December 4, 1997, except for the options granted under the Director's Plan, which are fully vested on date of grant. As a result of this repricing program, options to purchase 573,850 shares were exchanged (options granted under the Directors' Plan are subject to shareholder approval).

                                            LANDEC CORPORATION

                                    VALUATION AND QUALIFYING ACCOUNTS

                                              (in thousands)

                                                                                             SCHEDULE II

                                                                Additions
                                                 Balance at     charged to
                                                 beginning      costs and                   Balance at
                                                 of period       expenses     Deductions   end of period
                                                 ---------      ----------    ----------   -------------
Year ended October 31, 1995
     Allowance for doubtful accounts............. $   18          $  14          $  --        $  32
Year ended October 31, 1996
     Allowance for doubtful accounts............. $   32          $  --          $  --        $  32
Year ended October 31, 1997
     Allowance for doubtful accounts............. $   32          $  --          $  (5)       $  27

(b) The Company filed two reports on Form 8-K during the period August 1, 1997 to October 31, 1997. A report on Form 8-K dated as of August 20, 1997 reported on Intellicoat's acquisition of Fielder's Choice. The accompanying financial statements were filed on Form 8-K/A on December 15, 1997. A report on Form 8-K dated as of August 28, 1997 reported on the sale of certain assets and the license of certain rights relating to the QuickCast product line.


(c)      Exhibits

         2.1(1) Stock Purchase Agreement by and among the Registrant, Dock Resins Corporation and A. Wayne Tamarelli dated as of April 18, 1997.

         2.2(2) Agreement and Plan of Reorganization by and among the Registrant, Intellicoat Corporation, Williams & Sun, Inc. (d/b/a Fielder's Choice Hybrids) and Michael L. Williams dated as of August 20, 1997.

         3.1(3)     Amended and Restated Bylaws of Registrant.

         3.2(4) Ninth Amended and Restated Articles of Incorporation of Registrant.

         4.1(5)     Form of Common Stock Certificate.

         10.1(5)    Form of Indemnification Agreement.

         10.2(5)    1988 Stock Option Plan and form of Option Agreements.

         10.3(7) 1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.

         10.4(7) 1995 Directors' Stock Option Plan, as amended, and form of Option Agreement.

         10.5(5) Investors' Rights Agreement dated as of August 10, 1995 among the Registrant and certain security holders of the Registrant.

         10.6(5) Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987.

         10.7(5) Agreement dated as of July 29, 1995 between the Registrant and the BFGoodrich Company.

         10.8(5) License and Development Agreement dated as of August 10, 1995 between the Registrant and Hitachi Chemical Company, Ltd.

         10.9(5) Technical License Agreement dated October 1, 1994 between the Registrant and Hitachi Chemical Co., Ltd.

         10.10(5) Agreement dated March 14, 1995 between the Registrant and Nitta Corporation.

         10.11(5) Note Purchase Agreement dated March 27, 1995 between the Registrant and H&Q Healthcare Investors and H&Q Life Sciences Investors, as amended by a Notice of Conversion dated December 20, 1995.

         10.12(6) Agreement dated February 26, 1996 between the Registrant and Nitta Corporation.

         10.13(6) Letter dated March 29, 1996 regarding the Agreement dated as of July 29, 1995 between the Registrant and BFGoodrich Company.

         10.14(7)   Consulting   Agreement   dated  May  1,  1996   between  the
                    Registrant and Richard Dulude.

         10.15(7) 1996 Intellicoat Stock Option Plan and form of Option Agreements.

         10.16(7) 1996 Non-Executive Stock Option Plan and form of Option Agreements.

         10.17(8)   1996 Stock Option Plan and Form of Option Agreement.

         10.18(9)*  Asset  Purchase   Agreement   between   Bissell   Healthcare
                    Corporation and the Registrant, dated as of August 28, 1997.

         10.19(9)*  Technology  License  Agreement  between  Bissell  Healthcare
                    Corporation and the Registrant, dated as of August 28, 1997.

         10.20(9)*  Supply Agreement between Bissell Healthcare  Corporation and the Registrant, dated as of August 28, 1997.

         10.21(10)  Employment  Agreement  between the  Registrant  and A. Wayne
                    Tamarelli dated as of April 18, 1997.

         21.1       Subsidiaries of the Registrant.

         23.1       Consent of Independent Auditors.

         24.1       Power of Attorney. See page 54.

         27.1       Financial Data Schedule
-------------------

         (1) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

         (2) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 10-Q for the quarter ended July 31, 1997.

         (3)        Incorporated   by   reference  to  Exhibit  3.4  filed  with
                    Registrant's Registration statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (4)        Incorporated   by   reference  to  Exhibit  3.5  filed  with
                    Registrant's Registration statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (5) Incorporated by reference to the identically numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

         (6)        Incorporated  by  reference  to  the  identically   numbered
                    exhibits filed with the Registrant's Form 10-Q filed for the quarter ended April 30, 1996.

         (7)        Incorporated  by  reference  to  the  identically   numbered
                    exhibits filed with the Registrant's Form 10-K filed for the years ended October 31, 1996.

         (8)        Incorporated  by  reference  to  the  identically   numbered
                    exhibits filed with the Registrant's Form 10-Q filed for the quarter ended April 30, 1997.

         (9)        Incorporated  by  reference  to  the  identically   numbered
                    exhibits filed with the Registrant's Form 8-K dated August 28, 1997.

         (10) Incorporated by reference to Exhibit C to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

         *  Confidential treatment requested.

(d)      Financial Statement Schedules

                    Schedule II  Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 28, 1998.
                           LANDEC CORPORATION

                           By:   /s/ Joy T. Fry
                                ---------------------------
                                     Joy T. Fry
                                     Vice President of Finance and
                                     Administration and Chief Financial Officer

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

                      Signature                                              Title                                Date
                      ---------                                              -----                                ----
                 /s/ Gary T. Steele
---------------------------------------------------
                   Gary T. Steele                     President and Chief Executive Officer (Principal     January 28, 1998
                                                      Executive Officer)

                   /s/ Joy T. Fry
---------------------------------------------------
                     Joy T. Fry                       Vice President of Finance and Administration and     January 28, 1998
                                                      Chief Financial Officer (Principal Financial and
                                                      Accounting Officer)

                 /s/ Kirby L. Cramer
---------------------------------------------------
                   Kirby L. Cramer                    Director                                             January 28, 1998

                 /s/ Richard Dulude
---------------------------------------------------
                   Richard Dulude                     Director                                             January 28, 1998

               /s/ Stephen E. Halprin
---------------------------------------------------
                 Stephen E. Halprin                   Director                                             January 28, 1998

              /s/ Richard S. Schneider
---------------------------------------------------
                Richard S. Schneider                  Director                                             January 28, 1998

                 /s/ Ray F. Stewart
---------------------------------------------------
                   Ray F. Stewart                     Director                                             January 28, 1998

                  /s/ Damion Wicker
---------------------------------------------------
                    Damion Wicker                     Director                                             January 28, 1998

                                  EXHIBIT INDEX

   Exhibit
   Number                                         Exhibit Title
   -------                                        -------------


         21.1 Subsidiaries of Registrant

         23.1 Consent of Independent Auditors

         27.1 Financial Data Schedule