Form 10-Q
period 1998-01-31
LANDEC CORP \CA\
filed 1998-03-12
CIK 1005286

         This document consists of 20 pages, of which this is page number 1. The index to Exhibits is on Page 19.


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED JANUARY 31, 1998, or

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

     As of March 4, 1998, 12,727,671 shares of the Registrant's common stock were outstanding.

                                 LANDEC CORPORATION

                  FORM 10-Q For the Quarter Ended January 31, 1998

                                       INDEX


                                                             Page

          Facing sheet                                         1

          Index                                                2

PART I.   FINANCIAL STATEMENTS

Item 1.   a)   Consolidated condensed balance sheets as of
               January 31, 1998 and October 31, 1997           3

          b)   Consolidated statements of operations for the
               three months ended January 31, 1998 and 1997    4

          c)   Consolidated statements of cash flows for the
               three months ended January 31, 1998 and 1997    5

          d)   Notes to consolidated financial statements      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8

PART II.  OTHER INFORMATION                                   16

Item 1.   Legal Proceedings                                   16

Item 2.   Changes in Securities and Use of Proceeds           16

Item 3.   Defaults in Senior Securities                       16

Item 4.   Submission of Matters to a Vote of Security
          Holders                                             16

Item 5.   Other Information                                   17

Item 6.   Exhibits and Reports on Form 8-K                    17

          a)   Exhibits                                       17

          b)   Reports on Form 8-K                            17

          Signature                                           18

          Index to Exhibits                                   19

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LANDEC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                 January 31,     October 31,
                                                     1998            1997
                                                 -----------     -----------
                              ASSETS
Current Assets:
     Cash and cash equivalents                     $11,456        $  5,163
     Short-term investments                          3,813           9,506
     Restricted investment                              --           8,837
     Accounts receivable, net                        2,084           2,162
     Inventory                                       3,328           2,652
     Deferred advertising                              637             410
     Prepaid seed corn                               2,250             750
     Prepaid expenses and other current assets       1,071             560
                                                   -------        --------
Total Current Assets                                24,639          30,040

Property and equipment, net                          5,227           5,023
Intangible assets, net                              14,708          14,985
Other assets                                            90             112
                                                   -------        --------
                                                   $44,664        $ 50,160
                                                   -------        --------
                                                   -------        --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                              $ 1,332        $    642
     Accrued compensation                              811             836
     Other accrued liabilities                         726           1,520
     Payable related to acquisition of
       Dock Resins Corporation                          --           9,189
     Deferred revenue                                7,622           2,326
     Current portion of long term debt                   8               6
                                                   -------        --------
Total Current Liabilities                           10,499          14,519

Non-current portion of long term debt                   23              26

Shareholders' Equity:
     Preferred stock                                    --              --
     Common stock                                   75,771          75,679
     Notes receivable from shareholders                 (8)             (8)
     Deferred compensation                            (170)           (198)
     Accumulated deficit                           (41,451)        (39,858)
                                                   -------        --------
Total Shareholders' Equity                          34,142          35,615
                                                   -------        --------
                                                   $44,664        $ 50,160
                                                   -------        --------
                                                   -------        --------


                              SEE ACCOMPANYING NOTES.

                                 LANDEC CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               Three Months Ended January 31,
                                                     1998           1997
                                               -------------    -------------
Revenues:
     Product sales                                 $  4,194        $    78
     License fees                                       500             --
     Research and development revenues                  365            217
                                                   --------        -------
Total revenues                                        5,059            295

Operating costs and expenses:
     Cost of product sales                            3,178            113
     Research and development                         1,210            916
     Selling, general and administrative              2,427            620
                                                   --------        -------
Total operating costs and expenses                    6,815          1,649
                                                   --------        -------
Operating loss                                       (1,756)        (1,354)

Interest income                                         252            493
Interest expense                                        (82)           (12)
                                                   --------        -------
Loss from continuing operations                      (1,586)          (873)
Loss from discontinued QuickCast operations              --           (422)
                                                   --------        -------
Net loss                                            $(1,586)       $(1,295)

Loss per share:
     Continuing operations                          $  (.12)       $  (.08)
     Discontinued operations                             --           (.04)
                                                   --------        -------
Net loss per share                                  $  (.12)       $  (.12)
                                                   --------        -------
                                                   --------        -------
Shares used in computation of net
  loss per share                                     12,706         10,760
                                                   --------        -------
                                                   --------        -------



                            SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                              Three Months Ended January 31,
                                                     1998         1997
                                              --------------   -------------
Cash flows from operating activities:
Net loss from continuing operations                $(1,586)       $(873)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        487          108
  Amortization of deferred compensation                 28           28
  Loss from discontinued operations                     --         (422)
  Changes in current assets and liabilities:
     Accounts receivable                                78          (79)
     Inventory                                        (676)          71
     Deferred advertising                             (227)          --
     Prepaid seed corn                              (1,500)          --
     Prepaid expenses and other current assets        (511)         (27)
     Accounts payable                                  690         (186)
     Accrued compensation                              (25)          57
     Other accrued liabilities                        (794)         (57)
     Deferred revenue                                5,296           63
                                                   -------      -------
  Total adjustments                                  2,846         (444)
                                                   -------      -------
Net cash provided by (used in) operating
  activities                                         1,260       (1,317)
                                                   -------      -------

Cash flows from investing activities:
Decrease in other assets                                22           --
Purchases of property and equipment                   (414)        (400)
Purchases of available-for-sale securities            (573)      (8,597)
Sale of available-for-sale securities                2,856           --
Maturities of available-for-sale securities          3,403        6,500
                                                   -------      -------
Net cash provided by (used in) investing
  activities:                                        5,294       (2,497)
                                                   -------      -------

Cash flows from financing activities:
Maturity of restricted investment                    8,837           --
Proceeds from sale of common stock                      92           54
Payment of payable related to acquisition           (9,189)          --
Payments of long term debt                              (1)         (55)
                                                   -------      -------
Net cash used in financing activities                 (261)          (1)
                                                   -------      -------

Net increase (decrease) in cash and cash
  equivalents                                        6,293       (3,815)

Cash and cash equivalents at beginning of
  period                                             5,163       14,185
                                                   -------      -------
Cash and cash equivalents at end of period         $11,456      $10,370
                                                   -------      -------
                                                   -------      -------



                              SEE ACCOMPANYING NOTES.

                                 LANDEC CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 1998, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

     The results of operations for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1998. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice") revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second and third fiscal quarters).

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                          January 31,         October 31,
                                             1998                1997
                                          -----------         -----------
   Raw materials........................    $  819              $  617
   Work in process......................       301                 152
   Finished goods.......................     2,208               1,883
                                            ------              ------
                                            $3,328              $2,652
                                            ------              ------
                                            ------              ------


4.   LICENSING OF PORT TECHNOLOGY

     In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT-TM- ophthalmic devices to a large national eye care company in exchange for $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. For the first quarter of fiscal year 1998, the Company recognized $500,000 in license revenues and $110,000 in research and development revenues associated with this arrangement.

5.   COMMITMENTS

     In December 1997, Dock Resins Corporation ("Dock Resins"), a wholly owned subsidiary of the Company, entered into a loan and security agreement which provides a $1,250,000 working capital line of credit and a $2,750,000 term loan to finance capital expenditures. Borrowings under the loan agreement are collateralized by substantially all of Dock Resins' assets. As of January 31, 1998, no amounts had been borrowed against this line of credit.

ITEM 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

OVERVIEW

     Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark- technology and related products. The Company has launched three product lines from this core development -- QuickCast-TM- splints and casts, in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997. As part of an effort to focus and build on three strategic businesses -- Food Products, Industrial Specialties and Agriculture -- the Company has recently completed several strategic transactions. In April 1997, the Company acquired Dock Resins, which is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), a subsidiary of the Company, acquired Fielder's Choice, a direct marketer of hybrid seed corn. In August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation of Bolingbrook, Illinois. In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to a large national eyecare company. The Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through January 31, 1998, the Company's accumulated deficit was $41.5 million.

RESULTS OF OPERATIONS

     The Company's results of operations reflect only continuing operations of the Company. The results of the discontinued QuickCast operation are discussed separately in the respective sections.

     Total revenues were $5.1 million for the first quarter of fiscal year 1998 compared to $295,000 for the first quarter of fiscal year 1997. Revenues from product sales increased to $4.2 million in the first quarter of fiscal year 1998 from $78,000 in the first quarter of fiscal year 1997 due primarily to $3.4 million of product sales from Dock Resins. Also contributing to the increase were Intellipac breathable membrane product sales which increased from $78,000 in the first quarter of fiscal year 1997 to $743,000 in the first quarter of fiscal year 1998, due primarily to an increase in unit sales. Revenues from license fees were $500,000 for the first quarter of fiscal year 1998 compared to none in the first quarter of fiscal year 1997. The increase in license fees was due to an upfront payment received from a large national eyecare company in exchange for the licensed rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices. Revenues from research and development funding were $365,000 for the first quarter of fiscal year 1998 compared to $217,000 for the first quarter of fiscal year 1997. The increase in research and development revenues was primarily due to an agreement the Company entered into in December 1997 with a large national eyecare company for the funding of the PORT program. Product sales for the discontinued QuickCast product line for the first quarter of fiscal year 1997 were $95,000 which was included in the loss from discontinued operations.

     Cost of product sales consists of material, labor and overhead. Cost of product sales was $3.2 million for the first quarter of fiscal year 1998 compared to $113,000 for the first quarter of fiscal year 1997. Cost of product sales as a percentage of product sales decreased to 76% in the first quarter of fiscal year 1998 from 145% in the first quarter of fiscal year 1997. The decrease in the cost of product sales as a percentage of product sales in the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1997 was primarily the result of higher margins resulting from product sales of the Dock Resins products. Cost of product sales for the discontinued QuickCast product line for the first quarter of fiscal year 1997 was $196,000, which was included in the loss from discontinued operations. The Company anticipates that gross margins as a percentage of revenue will continue to improve due to the historically higher margins achieved from sales of Dock Resins' and Fielder's Choice's products which have historically ranged between approximately 30% to 45%. However, longer-term improvement is unpredictable due to the early stage of commercialization of several of the Company's products and integration of certain of these products into Dock Resins' manufacturing process.

     Research and development expenses were $1.2 million for the first quarter of fiscal year 1998 compared to $916,000 for the first quarter of fiscal year 1997, an increase of 32%. The Company's research and development expenses consist primarily of expenses involved in the development, process scale-up and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 was primarily due to the inclusion of development costs for Dock Resins, acquired in April 1997, during the first quarter of fiscal year 1998. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

     Selling, general and administrative expenses were $2.4 million for the first quarter of fiscal year 1998 compared to $620,000 for the first quarter of fiscal year 1997, an increase of 291%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses associated with Intelimer Polymer Systems and Intellicoat products and the additional expenses for Dock Resins' and Fielder's Choice which were acquired in the second and fourth quarters of fiscal year 1997, respectively. Specifically, sales and marketing expenses increased to $1.4 million for the first quarter of fiscal year 1998 from $222,000 for the first quarter of fiscal year 1997. Sales and marketing costs for the discontinued QuickCast product line for the first quarter of fiscal year 1997 were $314,000, which was included in the loss from discontinued operations. Although the Company expects to achieve certain future cost savings as a result of the discontinuation of the QuickCast product line, the Company's total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

     Net interest income was $170,000 for the first quarter of fiscal year 1998 compared to $481,000 for the first quarter of fiscal year 1997. Net interest income decreased primarily due to the lower cash balance as a result of the acquisitions of Dock Resins and Fielder's Choice.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998 the Company had unrestricted cash, cash equivalents and short-term investments of $15.3 million, a net increase of $600,000 from $14.7 million as of October 31, 1997. This increase was primarily due to cash provided by operations of $1.3 million in the first quarter of fiscal year 1998 which included approximately $5.3 million from deposits made on future corn seed shipments. This cash provided by operations was partially offset by the maturity of a restricted investment of $8.8 million which was used toward the payment of the $9.2 million payable related to the acquisition of Dock Resins. Although the Company generated positive cash from operations during the first quarter of fiscal year 1998, there can be no assurance that the Company will continue to do so. In particular, because of the seasonal nature of some of the Company's lines of business, the Company expects its operating results to fluctuate substantially from quarter to quarter. See "Quarterly Fluctuations in Operating Results".

     During the first quarter of fiscal year 1998, the Company purchased seed processing equipment and computer hardware and software and incurred building improvement expenditures to support the development of Intellicoat products, incurred leasehold improvement expenditures at its Menlo Park location to upgrade existing facilities and incurred building improvement expenditures at Dock Resins to expand capacity. These expenditures represented the majority of the $414,000 of property and equipment purchased during the first quarter of fiscal year 1998.

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

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT.   The Company has
incurred net losses in each year since its inception, including a loss from continuing operations of $1.6 million for the three months ended January 31, 1998, and the Company's accumulated deficit as of January 31, 1998 totaled $41.5 million. The Company may incur additional losses in the future. The amount of future net losses and the time required by the Company to reach profitability are highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability.

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

     UNCERTAINTY RELATING TO INTEGRATION OF NEW BUSINESS ACQUISITIONS.   The
successful combination of the Company and Dock Resins and Intellicoat and Fielder's Choice will require substantial effort from each organization. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of the companies will also require coordination of their research and development, manufacturing, and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or a loss of momentum in, the Company's activities.
There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel of Dock Resins and Fielder's Choice, or that the Company will realize the anticipated benefits of the acquisitions, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

     CUSTOMER CONCENTRATION. For the three months ended January 31, 1998, sales to the Company's top five customers accounted for approximately 52% of the Company's product sales with the top customer accounting for 22% of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

     DEPENDENCE ON COLLABORATIVE PARTNERS AND LICENSEES.   The Company's
strategy for the development, clinical and field testing, manufacture, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich Company and Hitachi Chemical in connection with its Intelimer Polymer Systems; Fresh Express Farms, Apio, Inc., Roplast Industries, Inc. and PrintPack, Inc. in connection with its Intellipac breathable membrane products; and Nitta Corporation and Hitachi Chemical in connection with its adhesive products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop and market any products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as the Company no longer has control over the sales of such products since the sale of the QuickCast and the license of the PORT product lines.

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

     INTERNATIONAL OPERATIONS AND SALES.   In the first quarter of the fiscal
year 1998 and 1997, approximately 8% and 64%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down from historical levels, will continue to be an
important component of its total revenues.   A number of risks are inherent in
international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

                            PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     From February 1, 1996 to January 31, 1998, the Company incurred the following expenses in connection with the offering:


     Underwriting discounts and commissions       $2,705,000
     Other expenses                                  900,000
                                                  ----------
          Total Expenses                          $3,605,000
                                                  ----------

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to January 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


     Purchase and installment of machinery and equipment    $ 2,100,000
     Repayment of indebtedness                              $   600,000
     Acquisitions of other businesses                       $17,300,000
     Working capital                                        $ 3,500,000
                                                            -----------
          Total                                             $23,500,000

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

     In January 1998, the Company effected an option-repricing program. This program offered certain employees and all directors of the Company who had outstanding options to purchase Common Stock of the Company an opportunity to exchange such options for new options. Each new option contains the same terms as the surrendered option except that (i) the exercise price is $5.00 per share and (ii) the vesting schedule for each new option begins on December 4, 1997, except for the options granted under the Director's Plan, which are fully vested on date of grant. As a result of this repricing program, options to purchase 573,850 shares were exchanged (options granted under the Directors' Plan are subject to shareholder approval).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the period from November 1, 1997 to January 31, 1998. On December 15, 1997 the Company filed a Form 8-K/A reporting the financial statements for the acquisition of Fielder' Choice. On January 30, 1998 the Company filed a Form 8-K/A-2 reporting the financial information for the sales of certain assets and the license of certain rights relating to the QuickCast product line.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANDEC CORPORATION



                                        By: /s/         Joy T. Fry
                                            ----------------------------------
                                                        Joy T. Fry
                                                 Vice President, Finance
                                                    and Administration
                                                and Chief Financial Officer
                                              (Duly Authorized and Principal
                                             Financial and Accounting Officer)

Date:     March 12, 1998

                                 LANDEC CORPORATION

                                 INDEX TO EXHIBITS


EXHIBIT                                                           SEQUENTIALLY
NUMBER                                 EXHIBIT                    NUMBERED PAGE
-------                                -------                    -------------
27.1                            Financial Data Schedule                 20
