Form 10-Q
period 1998-04-30
LANDEC CORP \CA\
filed 1998-06-11
CIK 1005286

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED APRIL 30, 1998, or

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

                                Yes   X        No
                                    -----         -----

     As of June 5, 1998, 12,790,143 shares of the Registrant's common stock were outstanding.

                              LANDEC CORPORATION

                FORM 10-Q For the Quarter Ended April 30, 1998

                                    INDEX

                                                                           Page
         Facing sheet                                                        1

         Index                                                               2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         a)   Consolidated condensed balance sheets as of April 30, 1998
              and October 31, 1997                                           3

         b)   Consolidated statements of operations for the three and six
              months ended April 30, 1998 and 1997                           4

         c)   Consolidated statements of cash flows for the six months
              ended April 30, 1998 and 1997                                  5

         d)   Notes to consolidated financial statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults in Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits                                                      18

         b)   Reports on Form 8-K                                           18

         Signature                                                          19

         Index to Exhibits                                                  20


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LANDEC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              April 30,     October 31,
                                                                 1998           1997
                                                              ---------     -----------
                          ASSETS
Current Assets:
   Cash and cash equivalents                                   $ 10,934      $  5,163
   Short-term investments                                         1,985         9,506
   Restricted investment                                             --         8,837
   Accounts receivable, net                                       2,443         2,162
   Inventory                                                      3,232         2,652
   Prepaid expenses and other current assets                      1,229         1,720
                                                               --------      --------
Total Current Assets                                             19,823        30,040

Property and equipment, net                                       5,829         5,023
Intangible assets, net                                           14,807        14,985
Other assets                                                         54           112
                                                               --------      --------
                                                               $ 40,513      $ 50,160
                                                               --------      --------
                                                               --------      --------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                            $    844      $    642
   Accrued compensation                                             958           836
   Other accrued liabilities                                      1,545         1,520
   Payable related to acquisition of Dock Resins Corporation         --         9,189
   Deferred revenue                                                 324         2,326
   Current portion of long term debt                                 12             6
                                                               --------      --------
Total Current Liabilities                                         3,683        14,519

Non-current portion of long term debt                                30            26

Shareholders' Equity:
   Preferred stock                                                   --            --
   Common stock                                                  75,787        75,679
   Notes receivable from shareholders                                --            (8)
   Deferred compensation                                           (142)         (198)
   Accumulated deficit                                          (38,845)      (39,858)
                                                               --------      --------
Total Shareholders' Equity                                       36,800        35,615
                                                               --------      --------
                                                               $ 40,513      $ 50,160
                                                               --------      --------
                                                               --------      --------

                           SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             Three Months Ended April 30,     Six Months Ended April 30,
                                                1998            1997             1998            1997
                                               -------         -------          -------         -------
Revenues:
   Product sales                               $17,499         $   662          $21,693         $   740
   License fees                                     --              --              500              --
   Research and development revenues               422             242              787             459
                                               -------         -------          -------         -------
Total revenues                                  17,921             904           22,980           1,199

Operating costs and expenses:
   Cost of product sales                        10,763             442           13,908             555
   Research and development                      1,425           1,030            2,635           1,946
   Selling, general and administrative           3,085             945            5,545           1,565
   Purchase of in-process research
      and development                               --           3,022               --           3,022
                                               -------         -------          -------         -------
Total operating costs and expenses              15,273           5,439           22,088           7,088
                                               -------         -------          -------         -------
Operating profit (loss)                          2,648          (4,535)             892          (5,889)

Interest income                                    212             438              464             931
Interest expense                                   (23)            (10)            (105)            (22)
                                               -------         -------          -------         -------
Income (loss) from continuing
   operations before provision
   for income taxes                              2,837          (4,107)           1,251          (4,980)
Provision for income taxes                        (228)             --             (228)             --
                                               -------         -------          -------         -------
Income (loss) from continuing operations         2,609          (4,107)           1,023          (4,980)
Loss from discontinued QuickCast operation          --            (465)              --            (887)
                                               -------         -------          -------         -------
Net income (loss)                              $ 2,609         $(4,572)         $ 1,023         $(5,867)
                                               -------         -------          -------         -------
                                               -------         -------          -------         -------
Basic net income (loss) per share:
   Continuing operations                       $  0.20         $ (0.38)         $  0.08         $ (0.46)
   Discontinued operations                          --           (0.04)              --           (0.08)
                                               -------         -------          -------         -------
Total basic net income (loss) per share        $  0.20         $ (0.42)         $  0.08         $ (0.54)
                                               -------         -------          -------         -------
                                               -------         -------          -------         -------
Diluted net income (loss) per share:
   Continuing operations                       $  0.18         $ (0.38)         $  0.07         $ (0.46)
   Discontinued operations                          --           (0.04)              --           (0.08)
                                               -------         -------          -------         -------
Total diluted net income (loss)
      per share                                $  0.18         $ (0.42)         $  0.07         $ (0.54)
                                               -------         -------          -------         -------
                                               -------         -------          -------         -------
Shares used in computation of net
   income (loss) per share:
   Basic                                        12,728          10,829           12,717          10,794
                                               -------         -------          -------         -------
                                               -------         -------          -------         -------
   Diluted                                      13,734          10,829           13,487          10,794
                                               -------         -------          -------         -------
                                               -------         -------          -------         -------


                          SEE ACCOMPANYING NOTES.

                              LANDEC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                        Six Months Ended April 30,
                                                            1998          1997
                                                          --------      --------
Cash flows from operating activities:
Net income (loss) from continuing operations              $ 1,023       $ (4,980)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation and amortization                              964            268
   Amortization of deferred compensation                       56             56
   Write-off of purchased in-process research and
   development                                                 --          3,022
   Loss from discontinued operations                           --           (887)
   Changes in current assets and liabilities (net of
    effects of Dock Resins acquisition in April, 1997):
      Accounts receivable                                    (281)           (69)
      Inventories                                            (580)            91
      Prepaid expenses and other current assets               491            (63)
      Accounts payable                                        202           (177)
      Accrued compensation                                    122            114
      Other accrued liabilities                              (353)           (71)
      Deferred revenue                                     (2,002)           125
                                                          -------       --------
   Total adjustments                                       (1,381)        (2,409)
                                                          -------       --------
Net cash used in operating activities                        (358)        (2,571)
                                                          -------       --------
Cash flows from investing activities:
   Purchases of property and equipment                     (1,214)          (675)
   Decrease in other assets                                    58              1
   Acquisition of Dock Resins, net of cash acquired            --         (3,230)
   Purchases of available-for-sale securities              (2,079)       (14,404)
   Sale of available-for-sale securities                    2,856          4,041
   Maturities of available-for-sale securities              6,734         13,550
                                                          -------       --------
Net cash provided by (used in) investing activities:        6,355           (717)
                                                          -------       --------
Cash flows from financing activities:
   Proceeds from sale of restricted investment              8,837             --
   Purchase of restricted investment                           --         (8,837)
   Proceeds from sale of common stock                         108             94
   Proceeds from repayment of notes receivable                  8             --
   Payment of payable related to acquisition               (9,189)            --
   Proceeds from issuance of long term debt                    29             --
   Payments on long term debt                                 (19)          (111)
                                                          -------       --------
Net cash used in financing activities                        (226)        (8,854)
                                                          -------       --------
Net increase (decrease) in cash and cash equivalents        5,771        (12,142)

Cash and cash equivalents at beginning of period            5,163         14,185
                                                          -------       --------
Cash and cash equivalents at end of period                $10,934       $  2,043
                                                          -------       --------
                                                          -------       --------

                          SEE ACCOMPANYING NOTES.

                              LANDEC CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1998, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

     The results of operations for the three and six month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1998. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice", a division of Intellicoat Corporation, a subsidiary of the Company) revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second fiscal quarter).

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                  APRIL 30,    OCTOBER 31,
                                    1998           1997
                                  ---------    -----------
     Raw materials                 $  709         $  617
     Work in process                  544            152
     Finished goods                 1,979          1,883
                                   ------         ------
                                   $3,232         $2,652
                                   ------         ------
                                   ------         ------

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts)

                                             Three Months Ended April 30,     Six Months Ended April 30,
                                                1998            1997             1998            1997
                                              -------         -------           -------         -------
Numerator:
Net income (loss) from continuing
  operations for basic earnings per share     $ 2,609         $(4,107)          $ 1,023         $(4,980)
Less: Minority interest in income
  of subsidiary                                  (134)             --               (40)             --
                                              -------         -------           -------         -------
Net income (loss) from continuing
  operations for diluted earnings per share   $ 2,475         $(4,107)          $   983         $(4,980)

Denominator:
Weighted average shares for basic income
  (loss) per share                             12,728          10,829            12,717          10,794
Effect of dilutive securities:
  Stock Options                                   969              --               750              --
  Warrants                                         37              --                20              --
                                              -------         -------           -------         -------
Total dilutive common shares                    1,006              --               770              --

Weighted average shares for diluted
  income (loss) per share                      13,734          10,829            13,487          10,794

Basic income (loss) per share from
  continuing operations                       $  0.20         $ (0.38)          $  0.08         $ (0.46)
Diluted income (loss) per share from
  continuing operations                       $  0.18         $ (0.38)          $  0.07         $ (0.46)

5.   LICENSING OF PORT-TM- TECHNOLOGY

     In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT-TM- ophthalmic devices to Alcon Laboratories, Inc. ("Alcon") in exchange for $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. For the six months ended April 30, 1998, the Company recognized $500,000 in license revenues and $289,000 in research and development revenues associated with this arrangement.

6.   COMMITMENTS

     In December 1997, Dock Resins Corporation ("Dock Resins"), a wholly owned subsidiary of the Company, entered into a loan and security agreement which provides a $1,250,000 working capital line of credit and a $2,750,000 term loan to finance capital expenditures. Borrowings under the loan agreement are collateralized by substantially all of Dock Resins' assets. As of April 30, 1998, no amounts had been borrowed against this line of credit.

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

OVERVIEW

     Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark- technology and related products. The Company has launched three product lines from this core development -- QuickCast-TM- splints and casts, in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997. As part of an effort to focus and build on three strategic businesses -- Food Products, Industrial Specialties and Agriculture -- the Company has recently completed several strategic transactions. In April 1997, the Company acquired Dock Resins, which is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), a subsidiary of the Company, acquired Fielder's Choice, a direct marketer of hybrid seed corn. In August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation of Bolingbrook, Illinois. In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon. With the exception of the current quarter, the Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through April 30, 1998, the Company's accumulated deficit was $38.8 million.

RESULTS OF OPERATIONS

     The Company's results of operations reflect only continuing operations of the Company. The results of the discontinued QuickCast operation are discussed separately in the respective sections.

     Total revenues were $17.9 million for the second quarter of fiscal year 1998 compared to $904,000 for the second quarter of fiscal year 1997. Revenues from product sales increased to $17.5 million in the second quarter of fiscal year 1998 from $662,000 in the second quarter of fiscal year 1997 due primarily to product sales of $12.9 million and $4.2 million from Fielder's Choice and Dock Resins, respectively. Also contributing to the increase was Intellipac breathable membrane product sales which increased from $147,000 in the second quarter of fiscal year 1997 to $422,000 in the second quarter of fiscal year 1998, due primarily to an increase in unit sales. Product sales for the discontinued QuickCast product line for the second quarter of fiscal year 1997 were $105,000 which was included in the loss from discontinued operations. Revenues from research and development funding were $422,000 for the second quarter of fiscal year 1998 compared to $242,000 for the second quarter of fiscal year 1997. The increase in research and development revenues was primarily due to an agreement the Company entered into in December 1997 with Alcon for the funding of the PORT program. For the first six months of fiscal year 1998 total revenues were $23.0 million compared to $1.2 million during the same period in 1997. Revenue from product sales for the first six months of fiscal year 1998 increased to $21.7 million from $740,000 during the same period in 1997 due principally to product sales of $12.9 million and $7.6 million from Fielder's Choice and Dock Resins, respectively. Also contributing to the increase was the Intellipac breathable membrane product sales which increased to $1.2 million for the first six months of fiscal year 1998 from $225,000 for the first six months of fiscal year 1997 due primarily to an increase in unit sales. Product sales for the discontinued QuickCast product line for the first six months of fiscal year 1997 were $200,000 which was included in the loss from discontinued operations. Revenues from license fees were $500,000 for the first six months of fiscal year 1998 compared to none during the same period in 1997. The increase in license fees was due to an upfront payment received from Alcon in exchange for the license rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices. Revenues from research and development funding for the first six months of fiscal year 1998 increased to $787,000 from $459,000 during the same period in 1997. The increase in research and development revenues was primarily due to the agreement with Alcon for the funding of the PORT program.

     Cost of product sales consists of material, labor and overhead. Cost of product sales was $10.8 million for the second quarter of fiscal year 1998 compared to $442,000 for the second quarter of fiscal year 1997. Cost of product sales as a percentage of product sales decreased to 62% in the second quarter of fiscal year 1998 from 67% in the second quarter of fiscal year 1997. Cost of product sales for the first six months of fiscal year 1998 was $13.9 million compared to $555,000 during the same period in 1997. Cost of product sales as a percentage of product sales decreased to 64% for the first six months of fiscal year 1998 from 75% during the same period in 1997. These decreases in the cost of product sales as a percentage of product sales were primarily the result of higher margins resulting from product sales of the Fielder's Choice products. Cost of product sales for the discontinued QuickCast product line for the second quarter and for the first six months of fiscal year 1997 were $192,000 and $388,000, respectively and were included in the loss from discontinued operations. The Company anticipates that gross margins as a percentage of revenue will fluctuate from quarter to quarter due to the seasonal nature of the Company's agriculture product line and will probably decrease during the second half of fiscal year 1998 due to Fielder's Choice recognizing virtually all of its revenue and profits during the first six months of fiscal year 1998.

     Research and development expenses were $1.4 million for the second quarter of fiscal year 1998 compared to $1.0 million for the second quarter of fiscal year 1997, an increase of 38%. For the first six months of fiscal year 1998 research and development expenses were $2.6 million compared to $1.9 million during the same period in 1997, an increase of 35%. The Company's research and development expenses consist primarily of expenses involved in the development, process scale-up and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses for the three and six month periods ended April 30, 1998 compared to the same periods of fiscal year 1997 was primarily due to the addition of development costs related to Dock Resins, which was acquired in April 1997. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

     Selling, general and administrative expenses were $3.1 million for the second quarter of fiscal year 1998 compared to $945,000 for the second quarter of fiscal year 1997, an increase of 226%. For the first six months of fiscal year 1998 selling, general and administrative expenses were $5.5 million compared to $1.6 million during the same period in 1997, an increase of 254%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. The increase in selling, general and administrative expenses for the three and six month periods ended April 30, 1998 compared to the same periods of fiscal year 1997 was primarily due to the addition of selling, general and administrative costs related to the acquisitions of Dock Resins in April, 1997 and Fielder's Choice in September, 1997. Sales and marketing expenses increased to $2.0 million for the second quarter of fiscal year 1998 from $372,000 for the second quarter of fiscal year 1997. For the first six months of fiscal year 1998 sales and marketing expenses increased to $3.4 million compared to $594,000 during the same period in 1997. The increase in sales and marketing expenses for the three and six month periods ended April 30, 1998 compared to the same periods of fiscal year 1997 was primarily attributable to the addition of sales and marketing costs related to the acquisitions of Dock Resins in April, 1997 and Fielder's Choice in September, 1997. Sales and marketing costs for the discontinued QuickCast product line for the second quarter and for the first six months of fiscal year 1997 were $371,000 and $684,000 respectively and were included in the loss from discontinued operations. In future periods, the Company expects total selling, general and administrative spending will continue to increase in absolute dollars, while it may vary as a percentage of total revenues.

     Net interest income for the three and six month periods ended April 30, 1998 were $189,000 and $359,000, respectively, compared to $428,000 and $909,000 for the same periods of fiscal year 1997. These decreases in net interest income were due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998 the Company had unrestricted cash, cash equivalents and short-term investments of $12.9 million, a net decrease of $1.8 million from $14.7 million as of October 31, 1997. This decrease was primarily due to cash used in operations of $358,000 for the first six months of fiscal year 1998 and the purchase of $1.2 million of property and equipment. Although the Company reduced the cash used in operations during the first six months of fiscal year 1998 as compared to the same period during 1997, there can be no assurance that the Company will continue to do so in future periods. In particular, because of the seasonal nature of some of the Company's lines of business, the Company expects its operating results to fluctuate substantially from quarter to quarter. See "Quarterly Fluctuations in Operating Results".

     During the first six months of fiscal year 1998, the Company purchased seed processing equipment and computer hardware and software and incurred building improvement expenditures to support the development of Intellicoat products, incurred leasehold improvement expenditures at its Menlo Park location to upgrade existing facilities and incurred building improvement expenditures at Dock Resins to expand capacity. These expenditures represented the majority of the $1.2 million of property and equipment purchased during the first six months of fiscal year 1998.

     The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative and licensing arrangements and establish and maintain new collaborative and licensing arrangements; the assimilation and integration of Dock Resins and Fielder's Choice into Landec and Intellicoat, respectively; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

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

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT.   As a result of the
seasonal nature of Fielder's Choice's business, which results in most of its revenues and profits being concentrated during the Company's second fiscal quarter, the Company realized net income of $1.0 million for the first six months of fiscal year 1998. However, since its inception, the Company has incurred net losses in each fiscal year, and the Company's accumulated deficit as of April 30, 1998 totaled $38.8 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to sustain profitability or reach profitability for an entire fiscal year.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS.   In the past, the Company's
results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. The Company also cannot predict rates of licensing fees and royalties received from its partners. In addition, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second quarter). As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will remain profitable in the future.

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

     EARLY COMMERCIALIZATION; DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES;
UNCERTAINTY OF MARKET ACCEPTANCE.   While the Company recently commenced
marketing certain of its Intelimer polymer products, it is in the early stage of product commercialization of these products and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing food products, industrial, agricultural and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing the Company's products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and successfully market new products would have a material adverse effect on the Company's business, operating results and financial condition.

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

     DEPENDENCE ON SINGLE SOURCE SUPPLIERS.   Many of the raw materials used
in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's Intellipac breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Upon manufacturing scale-up and increases in hybrid corn sales, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms, or at all, within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

     CUSTOMER CONCENTRATION. For the three and six months ended April 30, 1998, sales to the Company's top five customers accounted for approximately 12% and 20%, respectively, of the Company's product sales with the top customer accounting for 6% and 9%, respectively of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply.
There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

     ENVIRONMENTAL REGULATIONS. Federal, state and local regulations impose various environmental controls on the discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in certain manufacturing processes. Dock Resins is involved in various investigations and proceedings conducted by the federal Environmental Protection Agency and certain state environmental agencies regarding disposal of waste materials and the remediation of its Linden, New Jersey facility. Although the factual situations and the progress of each of these matters differ, the Company believes certain escrowed funds will prove adequate to account for any resultant liability, including any New Jersey Industrial Site Recovery Act remediation regarding its Linden, New Jersey facility. In most cases, the Company believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements.

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

     There can be no assurance that the Company's partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacture, marketing or sale of its current and future products. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     INTERNATIONAL OPERATIONS AND SALES.   In the second quarters of the fiscal
years 1998 and 1997, approximately 2% and 22%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down from historical levels, will continue to be an important
component of its total revenues.   A number of risks are inherent in
international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     IMPACT OF YEAR 2000. The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the year 2000. The extent, if any, of the impact of the year 2000 on other systems and equipment is unknown. A corporate-wide inventory of computer applications is being performed and is expected to be completed by the end of fiscal year 1998 after which the Company will attempt to remedy any issues. The Company has also begun communications with its facilities managers to determine the impact on building security and related equipment. There can be no assurance that all third parties will address the year 2000 issue in a timely fashion if at all. Any year 2000 compliance problems of either the Company, its suppliers, its manufacturers, its collaborative partners and licensees or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

        From February 1, 1996 to April 30, 1998, the Company incurred the following expenses in connection with the offering:

     Underwriting discounts and commissions      $2,705,000
     Other expenses                                 900,000
                                                 ----------
          Total Expenses                         $3,605,000
                                                 ----------

        All of such expenses were direct or indirect payments to others.

        The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to April 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Purchase and installment of machinery and equipment      $ 2,900,000
     Repayment of indebtedness                                $   600,000
     Acquisitions of other businesses                         $17,300,000
     Working capital                                          $ 5,100,000
                                                              -----------
          Total                                               $25,900,000

        Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held on April 15, 1998 the following proposals were adopted by the margins indicated:

                                                                   Number of
                                                                     Shares
                                                 Voted For          Withheld
                                                 ---------         ---------
1.   Four Class II directors were elected by
     the margins indicated to serve until the
     next even numbered year Annual Meeting
     (2000) during which their successors will
     be elected and qualified:

          Gary T. Steele                          10,526,148         18,711

          Kirby L. Cramer                         10,525,448         19,411

          Richard Dulude                          10,525,448         19,411

          Damion E. Wicker M.D.                   10,526,148         18,711

     The three Class I directors were not up
     for election at the Annual Meeting. These three Class I directors, Ray F. Stewart,
     Stephen E. Halprin, and Richard S.
     Schneider, Ph.D., will serve as Class I
     directors until the next odd-numbered Annual
     Meeting (1999), when their successors will be elected and qualified.

                                              Voted        Voted                   Broker
                                               For        Against     Abstain     Non-Votes
                                              -----       -------     -------     ---------
2.   To approve an amendment to             7,233,969    1,374,698    13,033      1,923,159
     the Company's 1996 Stock Option
     Plan to increase the number of
     shares of Common Stock reserved
     for issuance by 750,000 shares.

3.   To approve amendments to               7,152,411    1,486,394    13,392      1,892,665
     the Company's 1995 Directors'
     Stock Option Plan to increase
     the number of shares of Common
     Stock reserved for issuance
     thereunder by 200,000 shares, to
     change the subsequent option
     grants made to each nonemployee
     director to 5,000 for the 1997
     Annual Meeting and to 10,000
     shares annually thereafter and
     to reprice the exercise price of
     all options previously granted
     under the 1995 Directors' Stock
     Option Plan.

4.   To ratify the appointment            10,527,872        11,001     5,986              0
     of Ernst & Young LLP as
     independent public accountants
     of the Company for the fiscal
     year ending October 31, 1998.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended April 30, 1998.

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


Date: June 11, 1998

                              LANDEC CORPORATION

                               INDEX TO EXHIBITS


EXHIBIT                                                           SEQUENTIALLY
NUMBER                          EXHIBIT                           NUMBERED PAGE
-------                         -------                           -------------
27.1                   Financial Data Schedule                          21
