Form 10-Q
period 1998-07-31
LANDEC CORP \CA\
filed 1998-09-11
CIK 1005286

    This document consists of 18 pages, of which this is page Number 1. The index to Exhibits is on Page 18


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED JULY 31, 1998, OR

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

     As of September 1, 1998, 12,812,876 shares of the Registrant's common stock were outstanding.

                                 LANDEC CORPORATION

                   FORM 10-Q For the Quarter Ended July 31, 1998

                                       INDEX


                                                                            Page
Facing sheet                                                                   1

Index                                                                          2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          a)   Consolidated condensed balance sheets as of July 31,
               1998 and October 31, 1997                                       3

          b)   Consolidated statements of operations for the three
               and nine months ended July 31, 1998 and 1997                    4

          c)   Consolidated statements of cash flows for the nine
               months ended July 31, 1998 and 1997                             5

          d)   Notes to consolidated financial statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 2.   Changes in Securities and Use of Proceeds                           15

Item 3.   Defaults in Senior Securities                                       15

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits                                                       16

          b)   Reports on Form 8-K                                            16

          Signature                                                           17

          Index to Exhibits                                                   18

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LANDEC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                          July 31,   October 31,
                                                            1998         1997
                                                         ---------   -----------
                                        ASSETS

Current Assets:

   Cash and cash equivalents                             $   5,997   $    5,163
   Short-term investments                                    2,461        9,506
   Restricted investment                                        --        8,837
   Accounts receivable, net                                  2,152        2,162
   Inventory                                                 4,527        2,652
   Prepaid expenses and other current assets                 1,532        1,720
                                                         ---------   -----------
Total Current Assets                                        16,669       30,040

Property and equipment, net                                  7,214        5,023
Intangible assets, net                                      14,538       14,985
Other assets                                                    45          112
                                                         ---------   -----------
                                                         $  38,466   $   50,160
                                                         ---------   -----------


                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

   Accounts payable                                      $     920   $      642
   Accrued compensation                                        872          836
   Other accrued liabilities                                   876        1,520
   Payable related to acquisition of
Dock Resins Corporation                                         --        9,189
   Deferred revenue                                             49        2,326
   Current portion of long term debt                            12            6
                                                         ---------   -----------
Total Current Liabilities                                    2,729       14,519

Non-current portion of long term debt                           27           26

Shareholders' Equity:

   Preferred stock                                              --           --
   Common stock                                             75,982       75,679
   Notes receivable from shareholders                           --           (8)
   Deferred compensation                                      (114)        (198)
   Accumulated deficit                                     (40,158)     (39,858)
                                                         ---------   -----------
Total Shareholders' Equity                                  35,710       35,615
                                                         ---------   -----------
                                                         $  38,466   $   50,160
                                                         ---------   -----------


                             SEE ACCOMPANYING NOTES.

                                 LANDEC CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                               Three Months Ended July 31,    Nine months Ended July 31,
                                                     1998        1997              1998        1997
                                               ----------  ----------         ----------  ----------
Revenues:
   Product sales                               $    4,932  $    4,095         $   26,625  $    4,835
                                               ----------  ----------         ----------  ----------
   License fees                                        --          --                500          --
   Research and development revenues                  342         212              1,129         671
                                               ----------  ----------         ----------  ----------
Total revenues                                      5,274       4,307             28,254       5,506

Operating costs and expenses:
   Cost of product sales                            3,251       2,714             17,159       3,269
   Research and development                         1,387       1,370              4,022       3,316
   Selling, general and administrative              2,235       1,327              7,780       2,892
   Purchase of in-process research and
     development                                       --          --                 --       3,022
                                               ----------  ----------         ----------  ----------
Total operating costs and expenses                  6,873       5,411             28,961      12,499
                                               ----------  ----------         ----------  ----------
Operating loss                                     (1,599)     (1,104)              (707)     (6,993)

Interest income                                       155         421                619       1,352
Interest expense                                       (7)       (159)              (112)       (181)
                                               ----------  ----------         ----------  ----------
Loss from continuing operations before
  provision for income taxes                       (1,451)       (842)              (200)     (5,822)
Income tax benefit (expense)                          137          --                (91)         --
                                               ----------  ----------         ----------  ----------
Loss from continuing
  operations                                       (1,314)       (842)              (291)     (5,822)
Loss from discontinued
  QuickCast operation                                  --        (172)                --      (1,059)
                                               ----------  ----------         ----------  ----------
Net loss                                       $   (1,314) $   (1,014)        $     (291) $   (6,881)
                                               ----------  ----------         ----------  ----------

Net loss per share:
   Continuing operations                       $    (0.10) $    (0.07)        $    (0.02) $    (0.53)
   Discontinued operations                             --       (0.02)                --       (0.10)
                                               ----------  ----------         ----------  ----------
Total net loss per share                       $    (0.10) $    (0.09)        $    (0.02) $    (0.63)
                                               ----------  ----------         ----------  ----------

Shares used in computation
  of net loss per share:                           12,781      11,226             12,738      10,938
                                               ----------  ----------         ----------  ----------
                                               ----------  ----------         ----------  ----------



                           SEE ACCOMPANYING NOTES.

                             LANDEC CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                               (IN THOUSANDS)


                                                     Nine months Ended July 31,
                                                         1998          1997
                                                     -----------   ------------
Cash flows from operating activities:
Net loss from continuing operations                  $     (291)   $ (5,822)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                          1,454         587
   Amortization of deferred compensation                     84          85
   Write-off of purchased in-process
   research and development                                  --       3,022
   Loss from discontinued operations                         --      (1,059)
   Changes in current assets and
    liabilities (net of effects of Dock
    Resins Corporation acquisition in April 1997):
     Accounts receivable                                     10        (341)
     Inventories                                         (1,875)        261
     Prepaid expenses and other current assets              188        (274)
     Accounts payable                                       278        (496)
     Accrued compensation                                    36          97
     Other accrued liabilities                             (644)        140
     Deferred revenue                                    (2,277)        (62)
                                                     -----------   --------
   Total adjustments                                     (2,746)      1,960
                                                     -----------   --------
Net cash used in operating activities                    (3,037)     (3,862)
                                                     -----------   --------

Cash flows from investing activities:
   Purchases of property and equipment                   (2,808)     (1,043)
   Increase (decrease) in other assets                       67         (68)
   Acquisition costs, net of cash acquired                 (390)     (3,230)
   Purchases of available-for-sale securities            (5,003)    (14,607)
   Sale of available-for-sale securities                  4,805       4,041
   Maturities of available-for-sale securities            7,234      21,603
                                                     -----------   --------
Net cash provided by (used in) investing activities:      3,905       6,696
                                                     -----------   --------

Cash flows from financing activities:
   Proceeds from sale of restricted investment            8,837          --
   Purchase of restricted investment                         --      (8,837)
   Proceeds from sale of common stock                       303         150
   Proceeds from repayment of notes receivable                8          --
   Payment of payable to Dock Resins Corporation         (9,189)       (423)
   Proceeds from issuance of long term debt                  29          --
   Payments on long term debt                               (22)       (169)
                                                     -----------   --------
Net cash used in financing activities                       (34)     (9,279)
                                                     -----------   --------

Net increase (decrease) in cash and cash equivalents        834      (6,445)

Cash and cash equivalents at beginning of period          5,163      14,185
                                                     -----------   --------

Cash and cash equivalents at end of period           $    5,997    $  7,740
                                                     -----------   --------
                                                     -----------   --------


                               SEE ACCOMPANYING NOTES.

                                 LANDEC CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1998, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

     The results of operations for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1998. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice", a division of Intellicoat Corporation, a subsidiary of the Company) revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second fiscal quarter).

1.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                         JULY 31,    OCTOBER 31,
                                                           1998         1997
                                                        ---------    ----------
     Raw materials                                       $   700       $   617
     Work in process                                         619           152
     Finished goods                                        3,208         1,883
                                                        ---------    ----------

                                                         $ 4,527       $ 2,652
                                                        ---------    ----------
                                                        ---------    ----------

4.   LICENSING OF PORT-TM- TECHNOLOGY

     In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT-TM- ophthalmic devices to Alcon Laboratories, Inc. ("Alcon") in exchange for $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. For the nine months ended July 31, 1998, the Company recognized $500,000 in license revenues and $452,000 in research and development revenues associated with this arrangement.

5.   COMMITMENTS

     In December 1997, Dock Resins Corporation ("Dock Resins"), a wholly owned subsidiary of the Company, entered into a loan and security agreement which provides a $1,250,000 working capital line of credit and a $2,750,000 term loan to finance capital expenditures. Borrowings under the loan agreement are collateralized by substantially all of Dock Resins' assets. As of July 31, 1998, no amounts had been borrowed against this agreement.

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

OVERVIEW

     Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark-technology and related products. The Company has launched three product lines from this core development -- QuickCast-TM- splints and casts, in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997.

     Management has recently implemented a focused strategy of building strong, vertically integrated businesses in three industries: Food Packaging, Industrial High Performance Materials and Agricultural Seed and Distribution.
As part of this strategy, the Company has completed several strategic transactions. In April 1997, the Company acquired Dock Resins and incorporated it into its Industrial High Performance Materials business. Dock Resins is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), a subsidiary of the Company focused on Agricultural Seed and Distribution, acquired Fielder's Choice, a direct marketer of hybrid seed corn. To remain focused on the three core businesses, the Company licensed two of its healthcare products. In August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation of Bolingbrook, Illinois. In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon.

     With the exception of the second quarter of fiscal year 1998, the Company has been unprofitable since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through July 31, 1998, the Company's accumulated deficit was $40.2 million.

RESULTS OF OPERATIONS

     The Company's results of operations reflect only continuing operations of the Company. The results of the discontinued QuickCast operation are discussed separately in the respective sections.

     Total revenues were $5.3 million for the third quarter of fiscal year 1998 compared to $4.3 million for the third quarter of fiscal year 1997. Revenues from product sales increased to $4.9 million in the third quarter of fiscal year 1998 from $4.1 million in the third quarter of fiscal year 1997 due primarily to product sales of $413,000 from Fielder's Choice, which the Company did not acquire until the fourth quarter of fiscal year 1997. Also contributing to the increase was Intellipac breathable membrane product sales which increased from $465,000 in the third quarter of fiscal year 1997 to $800,000 in the third quarter of fiscal year 1998, due primarily to an increase in unit sales.
Product sales for the discontinued QuickCast product line for the third quarter of fiscal year 1997 through the measurement date of June 12, 1997 were $41,000, which was included in the loss from discontinued operations. Revenues from research and development funding were $342,000 for the third quarter of fiscal year 1998 compared to $212,000 for the third quarter of fiscal year 1997. The increase in research and development revenues was primarily due to an agreement the Company entered into in December 1997 with Alcon for the funding of the PORT program. For the first nine months of fiscal year 1998, total revenues were $28.3 million compared to $5.5 million during the same period in 1997. Revenue from product sales for the first nine months of fiscal year 1998 increased to $26.6 million from $4.8 million during the same period in 1997 due primarily to product sales of $13.3 million and $11.3 million from Fielder's Choice and Dock Resins, respectively. Also contributing to the increase was sales of the Intellipac breathable membrane product, which increased to $2.0 million for the first nine months of fiscal year 1998 from $689,000 for the first nine months of fiscal year 1997 due primarily to an increase in unit sales. Product sales for the discontinued QuickCast product line for the first nine months of fiscal year 1997 through the measurement date of June 12, 1997, were $241,000 which was included in the loss from discontinued operations. Revenues from license fees were $500,000 for the first nine months of fiscal year 1998 compared to none during the same period of fiscal year 1997. The increase in license fees was due to an upfront payment received from Alcon in exchange for the license rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices. Revenues from research and development funding for the first nine months of fiscal year 1998 increased to $1.1 million from $671,000 during the same period of fiscal year 1997. The increase in research and development revenues was primarily due to the agreement with Alcon for the funding of the PORT program.

     Cost of product sales consists of material, labor and overhead. Cost of product sales was $3.3 million for the third quarter of fiscal year 1998 compared to $2.7 million for the third quarter of fiscal year 1997. Cost of product sales as a percentage of product sales remained unchanged at 66% for the third quarter of fiscal years 1998 and 1997. Cost of product sales for the first nine months of fiscal year 1998 was $17.2 million compared to $3.3 million during the same period in 1997. Cost of product sales as a percentage of product sales decreased to 64% for the first nine months of fiscal year 1998 from 68% during the same period in 1997. These decreases in the cost of product sales as a percentage of product sales were primarily the result of higher margins resulting from product sales of the Fielder's Choice products. Cost of product sales for the discontinued QuickCast product line for the third quarter and for the first nine months of fiscal year 1997 through the measurement date of June 12, 1997 were $74,000 and $462,000, respectively and were included in the loss from discontinued operations. The Company anticipates that gross margins as a percentage of revenue will fluctuate from quarter to quarter due to the seasonal nature of the Company's agriculture product line among other factors and will likely decrease during the fourth quarter of fiscal year 1998 due to Fielder's Choice recognizing all of its revenue and profits during the first nine months of fiscal year 1998.

     Research and development expenses remained unchanged at $1.4 million for the third quarter of fiscal years 1998 and 1997. For the first nine months of fiscal year 1998, research and development expenses were $4.0 million compared to $3.3 million during the same period in 1997, an increase of 21%. The increase in research and development expenses for the nine month period ended July 31, 1998 compared to the same period of fiscal year 1997 was primarily due to a full nine months of research and development costs incurred by Dock Resins in fiscal year 1998 (which the Company acquired in April 1997), and increased costs for the Intellipac breathable membrane products. The Company's research and development expenses consist primarily of expenses involved in the development, process scale-up and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

     Selling, general and administrative expenses were $2.2 million for the third quarter of fiscal year 1998 compared to $1.3 million for the third quarter of fiscal year 1997, an increase of 68%. For the first nine months of fiscal year 1998 selling, general and administrative expenses were $7.8 million compared to $2.9 million during the same period of fiscal year 1997, an increase of 169%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. The increase in selling, general and administrative expenses for the three and nine month periods ended July 31, 1998 compared to the same periods of fiscal year 1997 was primarily due to the addition of selling, general and administrative costs related to the acquisitions of Dock Resins in April 1997, and Fielder's Choice in September 1997. Sales and marketing expenses increased to $1.4 million for the third quarter of fiscal year 1998 from $489,000 for the third quarter of fiscal year 1997. For the first nine months of fiscal year 1998, sales and marketing expenses increased to $4.7 million compared to $1.1 million during the same period in 1997. The increase in sales and marketing expenses for the three and nine month periods ended July 31, 1998 compared to the same periods of fiscal year 1997 was primarily attributable to the addition of sales and marketing costs related to the acquisitions of Dock Resins in April 1997, and Fielder's Choice in September 1997. Sales and marketing costs for the discontinued QuickCast product line for the third quarter and for the first nine months of fiscal year 1997 through the measurement date of June 12, 1997 were $138,000 and $823,000, respectively, and were included in the loss from discontinued operations. In future periods, the Company expects total selling, general and administrative spending will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

     Net interest income for the three and nine month periods ended July 31, 1998 were $148,000 and $507,000, respectively, compared to $262,000 and $1.2 million for the same periods of fiscal year 1997. These decreases in net interest income were due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998 the Company had unrestricted cash, cash equivalents and short-term investments of $8.5 million, a net decrease of $6.2 million from $14.7 million as of October 31, 1997. This decrease was primarily due to cash used in operations of $3.0 million for the first nine months of fiscal year 1998, of which $2.2 million was used by Fielder's Choice to purchase seed inventory to be used during the 1999 selling season, and to purchase $2.8 million of property and equipment. Although the Company reduced the cash used in operations during the first nine months of fiscal year 1998 as compared to the same period during 1997, there can be no assurance that the Company will continue to do so in future periods.

     During the first nine months of fiscal year 1998, the Company purchased seed processing equipment and computer hardware and software and incurred building improvement expenditures to support the development of Intellicoat products, incurred leasehold improvement expenditures at its Menlo Park location to upgrade existing facilities and incurred building and equipment improvement expenditures at Dock Resins to expand capacity. These expenditures represented the majority of the $2.8 million of property and equipment purchased during the first nine months of fiscal year 1998.

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

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT.   The Company has
incurred net losses in each fiscal year since its inception, including a loss from continuing operations of $291,000 for the nine months ended July 31, 1998. The

Company's accumulated deficit as of July 31, 1998 totaled $40.2 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS.   In the past, the Company's
results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second quarter). In addition, quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. The Company also cannot predict rates of licensing fees and royalties received from its partners. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be profitable in the future.

     UNCERTAINTY RELATING TO INTEGRATION OF NEW BUSINESS ACQUISITIONS.   The
successful combination of the Company and Dock Resins and Intellicoat and Fielder's Choice has required and will continue to require substantial effort from each organization. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of the companies also requires coordination of their research and development, manufacturing, and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel of Dock Resins and Fielder's Choice, or that the Company will realize the anticipated benefits of the acquisitions, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     EARLY COMMERCIALIZATION OF CERTAIN PRODUCTS; DEPENDENCE ON NEW PRODUCTS AND
TECHNOLOGIES; UNCERTAINTY OF MARKET ACCEPTANCE.   The Company is in the early
stage of product commercialization of certain Intelimer polymer products and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing food products, industrial, agricultural and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing the Company's products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and successfully market new products would have a material adverse effect on the Company's business, operating results and financial condition.

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

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES.   The
Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this. The Company has experienced negative gross margins on certain of its products sold. Although the Company believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for the Company. The Company anticipates that a portion of the Company's products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. The Company's reliance on this facility involves a number of potential risks, including the absence of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. The Company may also need to consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company becomes dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may impair the Company's ability to deliver products on a timely basis, impair the Company's competitive position, or may delay the submission of products for regulatory approval. The occurrence of any of these factors could have a material adverse effect on the Company's business, operating results and financial condition. The manufacture of the Company's products will be subject to periodic inspection by regulatory authorities. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     CUSTOMER CONCENTRATION. For the three and nine months ended July 31, 1998, sales to the Company's top five customers accounted for approximately 44% and 24%, respectively, of the Company's product sales with the top customer accounting for 18% and 11%, respectively of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

     GOVERNMENT REGULATION.   The Company's products and operations are subject
to substantial regulation in the United States and foreign countries. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

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

     INTERNATIONAL OPERATIONS AND SALES.   In the third quarters of the fiscal
years 1998 and 1997, approximately 7% and 4%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down from historical levels, will continue to be an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

     POSSIBLE VOLATILITY OF STOCK PRICE.   Factors such as announcements of
technological innovations, the attainment of (or failure to attain) milestones in the commercialization of the Company's technology, new products, new patents or changes in existing patents, the acquisition of new businesses or the sale or disposal of a part of the Company's businesses, or development of new, collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of such companies. These broad fluctuations may adversely affect the market price of the Company's Common Stock.

     IMPACT OF YEAR 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, any of such computer systems and software products that recognize a date code field of "00" as the year 1900 rather than the year 2000 could result in errors or system failures. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant. The Company is in the process of performing its assessment of the impact of year 2000 on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the year 2000. The extent, if any, of the impact of the year 2000 on other systems and equipment is unknown. A corporate-wide inventory of computer applications is being performed and is expected to be completed by the end of fiscal year 1998 after which the Company will attempt to remedy any issues. The Company has also begun communications with its facilities managers to determine the impact on building security and related equipment. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by the Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

                            PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 33-80723 (the "Registration Statement"), which was declared effective by the Commission on February 12, 1996. Pursuant to the Registration Statement, the Company registered 3,220,000 shares of its Common Stock, $0.001 par value per share, for its own account.
The offering commenced on February 15, 1996 and did not terminate until all of the registered shares had been sold. The aggregate-offering price of the registered shares was $38,640,000. The managing underwriters of the offering were Smith Barney and Lehman Brothers.

     From February 1, 1996 to July 31, 1998, the Company incurred the following expenses in connection with the offering:

            Underwriting discounts and commissions          $2,705,000
            Other expenses                                     900,000
                                                            ----------
                   Total Expenses                           $3,605,000
                                                            ----------
                                                            ----------

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to July 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

            Purchase and installment of machinery and equipment  $ 4,500,000
            Repayment of indebtedness                            $   600,000
            Acquisitions of other businesses                     $17,700,000
            Working capital                                      $ 7,500,000
                                                                 -----------
                   Total                                         $30,300,000

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 3.   DEFAULTS IN SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

     The Securities and Exchange Commission has recently amended Rule 14a-4(c)
(1) promulgated under the Securities and Exchange Act of 1934, as amended. As amended, Rule 14a-4(c) (1) provides that if a proponent fails to notify the Company of a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management would be allowed to use its discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Shareholders was mailed to shareholders on February 27, 1998. Accordingly, if a proponent does not notify the Company on or before January 13, 1999 of a proposal for the 1999 Annual Meeting of Shareholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LANDEC CORPORATION



                           By:/s/              JOY T. FRY
                              --------------------------------------------
                                               Joy T. Fry
                                Vice President, Finance and Administration
                                       and Chief Financial Officer
                              (Duly Authorized and Principal Financial and
                                           Accounting Officer)


Date:     September 14, 1998

                                 LANDEC CORPORATION

                                 INDEX TO EXHIBITS

EXHIBIT                                                        SEQUENTIALLY
NUMBER                             EXHIBIT                     NUMBERED PAGE
------                             -------                     -------------
27.1              Financial Data Schedule                           19f
