Form 10-K
period 1998-10-31
LANDEC CORP \CA\
filed 1999-01-29
CIK 1005286

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from            to
                                            ----------    ----------
                           Commission file number:  0-27446

                                  LANDEC CORPORATION
                (Exact name of registrant as specified in its charter)

               CALIFORNIA                          94-3025618
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

                            Yes    X             No
                                 -----              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $48,634,000 as of January 6, 1999, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 6, 1999, there were 13,207,329 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                               LANDEC CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

Item No.                                                               Page
--------                                                               ----
  Part I

    1.    Business...............................................         3

    2.    Properties.............................................        16

    3.    Legal Proceedings......................................        16

    4.    Submission of Matters to a Vote of Security Holders....        16

  Part II

    5.    Market for Registrant's Common Equity and Related
          Stockholder Matters....................................        17

    6.    Selected Consolidated Financial Data...................        19

    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................        20

    7A.   Quantitative and Qualitative Disclosures about
          Market Risk............................................        29

    8.    Financial Statements and Supplementary Data............        29

    9.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure....................        29

 Part III

    10.   Directors and Executive Officers of the Registrant.....        30

    11.   Executive Compensation.................................        30

    12.   Security Ownership of Certain Beneficial Owners
          and Management.........................................        30

    13.   Certain Relationships and Related Transactions.........        30

  Part IV

    14.   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K....................................        31

                                    PART I

ITEM 1.   BUSINESS

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Report and, in particular, the factors described in Item 7 under "Additional Factors That May Affect Future Results."

GENERAL

     Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food processing, specialty industrial, agricultural and medical applications. In addition, as part of its agricultural business, the Company markets and distributes hybrid seed corn to farmers. The Company's polymer products are based on its proprietary Intelimer-Registered Trademark- polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

     A key element in the Company's growth has been its ability to commercialize innovative products from research and development activities. The Company's strategy is to identify commercially attractive business opportunities and to seek market share through the application of its proprietary, enabling Intelimer technology. The Company has launched three product lines from this core technology - QuickCast-Registered Trademark-splints and casts, in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997.

     Management has recently implemented a focused strategy of building strong, vertically integrated businesses in three markets: Food Technology and Packaging, Industrial High Performance Materials and Agricultural Seed Technology and Distribution. As part of this strategy, the Company has completed several strategic transactions. In April 1997, the Company acquired Dock Resins Corporation ("Dock Resins") and incorporated it into its Industrial High Performance Materials business. Dock Resins is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), the Company's subsidiary focused on Agricultural Seed Development and Distribution, merged with Fielder's Choice Hybrids ("Fielder's Choice"), a direct marketer of hybrid corn seed. To remain focused on its three core businesses, during 1997 the Company licensed two of its healthcare products in return for upfront fees, milestone payments and product royalties: in August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation and in December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT-TM-ophthalmic devices to Alcon Laboratories, Inc.

     The principal products and services offered by the Company in its three principal industry segments are described below. Financial information concerning the Company's industry segments is summarized in Note 13 to the Consolidated Financial Statements.

     The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on the Nasdaq stock market under the symbol "LNDC."

TECHNOLOGY OVERVIEW

     Polymers are important and versatile materials found in many of the products of modern life. Certain polymers, such as cellulose and natural rubber, occur in nature. Man-made polymers include nylon fibers used in carpeting and clothing, coatings used in paints and finishes, plastics such as polyethylene, and elastomers used in automobile tires and latex gloves. Historically, synthetic polymers have been designed and developed primarily for improved mechanical and thermal properties, such as strength and the ability to withstand high temperatures. Improvements in these and other properties and the ease of manufacturing of synthetic polymers have allowed these materials to replace wood, metal and natural fibers in many applications over the last 40 years. More recently, scientists have focused their efforts on identifying and developing sophisticated polymers with novel properties for a variety of commercial applications.

     Landec's Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1DEG. C to 2DEG. C. These changes can be designed to occur at relatively low temperatures (0DEG. C to 100DEG. C) that are relatively easy to maintain in industrial and commercial environments. FIGURE 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.


                                    [GRAPH]


     Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the use of chemically precise hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0DEG. C to 100DEG. C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in FIGURE 2 below.

                                    [GRAPH]


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

     Landec's Intelimer materials are generally synthesized from long chain acrylic monomers that are derived primarily from natural materials such as soybean and corn oils, and are highly purifiable and designed to be manufactured economically through known polymerization processes. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discreet forms.

DESCRIPTION OF CORE BUSINESS

     The Company participates in three core segments- Food Technology and Packaging, Industrial High Performance Materials and Agricultural Seed Technology and Distribution. To date, products using the Company's Intelimer technology have been commercially launched in two of these three businesses.

     FOOD TECHNOLOGY AND PACKAGING - INTELLIPAC-Registered Trademark-
      BREATHABLE MEMBRANES

     Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is typically sold at premium price levels. Industry analysts estimate that U.S. retail sales of fresh-cut produce grew 20 percent in 1997 to $6 billion. Combined with food service usage, this represents an annual market for fresh-cut produce in the U.S. alone of more than $16 billion. The Company believes that this growth has been driven by consumer demand and willingness to pay for convenience, labor savings and uniform quality relative to produce prepared at the point of sale.

     Although fresh-cut produce companies have had success in the salad market, certain types of fresh-cut produce such as broccoli, cauliflower, asparagus and sweet corn can spoil or discolor rapidly when packaged in conventional materials and therefore is not widely available for commercial sale.

     The Company believes that today's conventional packaging films cannot be adapted to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring and high volume vegetables and fruits such as broccoli, cauliflower, asparagus, sweet corn and specialty combinations will require a more versatile and sophisticated packaging solution such as the Company's Intellipac breathable membranes.

     After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and promote the growth of microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide
the optimal atmosphere for the produce packaged.   The respiration rate of
fresh-cut produce varies from vegetable to vegetable and from fruit to fruit.
 The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive fresh-cut vegetable and fruit
market.   The respiration rate of fresh-cut produce also varies with temperature. As temperature increases, fresh-cut produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As fresh-cut produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations or retail stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut produce -- a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intellipac technology responds well to the challenges of the fresh-cut distribution process.

     Using its Intelimer technology, Landec is developing Intellipac breathable membranes that it believes address many of the shortcomings of conventional materials. A membrane is applied over a small cut-out section of a flexible film bag or a pre-molded rigid container. This highly permeable "window" acts as the mechanism to provide the majority of the gas transmission properties required for the entire package. These membranes are designed to provide three principal benefits:

  - HIGH PERMEABILITY. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut produce.

  - ABILITY TO ADJUSTABLY SELECT OXYGEN AND CARBON DIOXIDE. Conventional packaging films diffuse carbon dioxide and oxygen in or out of packages at a set ratio based on the characteristics of the specific film or, if perforated, at a fixed ratio of 1.0. Intellipac packages can be tailored with permeation ratios ranging from 3.0 to 12.0 so they can selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of produce.

  - TEMPERATURE RESPONSIVENESS. Landec has developed breathable membranes that can increase or decrease in permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline.

     Landec launched its first Intellipac breathable membranes in the form of labels for fresh-cut broccoli packages in September 1995. Since then, the Company has launched additional packaging products for other vegetables. These membranes incorporate high permeability, selective oxygen and carbon dioxide transmission capabilities, and compensate for modest ranges of temperature fluctuation. Future products may incorporate greater temperature responsiveness.

     Landec is currently working with leaders in the fresh-cut food service, club store and retail grocery markets. In January 1995, Landec entered into a non-exclusive supply agreement with Fresh Express, the market leader in fresh-cut salad. Under this agreement, Fresh Express purchases Landec's Intellipac breathable membranes for fresh-cut produce sold to the institutional food service market. In early 1997, Landec announced an expansion of its Intellipac business through an agreement with Apio, Inc.'s ("Apio") Value Added Group. Apio expanded sales of Intellipac packaged foods to over 3,000 retail supermarket and over 500 club store locations through the end of fiscal 1998. Landec Intellipac technology is now being used by nine out of ten retail grocery chains in the U.S. Landec believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and import shipments of specialty packaged foods.

     Landec manufactures its Intellipac breathable membranes with selected qualified contract manufacturers and markets and sells Intellipac breathable membranes directly to food processors.

     INDUSTRIAL HIGH PERFORMANCE MATERIALS

     Landec's Industrial High Performance Materials products strategy is to focus on catalyst, resin and fully-formulated products in the thermoset polymer materials market. Thermoset products are materials that through a heating process cure to form a three dimensional structure which cannot be reshaped or reversed to its original form by reheating. Thermosets are in applications as diverse as industrial prototyping, foam carpet backing, printed circuit boards, housing construction, auto body parts and floor finishings. Modern Plastics has estimated the U.S. market for epoxy, polyurethane and unsaturated polyester thermoset products to be approximately
7.7 billion pounds in 1998, and growing.

     INTELIMER-Registered Trademark- POLYMER SYSTEMS

     Landec has developed many Intelimer polymer catalysts for use as a raw material by Landec customers in thermoset applications. In addition, the company is using Intelimer technology in formulated thermoset products developed by Landec. Over the past 18 months, the Company has undertaken a broad-based sample validation program with hundreds of resin suppliers in over six countries. In the last two years, as this program has developed, several key uses have been identified in various application areas and with several key potential customers. Most Intelimer polymer products are targeted for industrial thermoset applications. The majority of thermosets are configured in "two package" systems in which a separate resin and catalyst are packaged individually to prevent premature reaction during storage or before their intended use. When the two packages are mixed, the thermoset material either cures or "sets" spontaneously or with moderate application of heat. The amount of time in which the components can be mixed, handled, sprayed, or pumped is referred to as the "work time" or pot life of the thermosetting mixture. Because of the difficulty of mixing the two components, the need to maintain temperature and limited pot life, thermosetting materials can be difficult to use in an industrial setting within a plant and particularly for applications "in the field" which are remote from the plant. The ability to moderate the thermosetting reaction once the two components are mixed can be very important in the use of these fast reacting thermosetting materials.

     The Company is directing evaluation and development of its Intelimer polymer catalyst systems towards improved shelf life and stability of a one package thermosetting material which normally would be supplied as a two component system. The ease of handling a one component versus a two component system results in considerably lower labor investments. Also, the Intelimer polymer catalysts provide significant reaction control in the use of thermosetting resins in many applications. The Intelimer polymer catalysts can be formulated by customers into thermosetting systems which can be handled easily without concern for premature reaction before their intended use. Once applied during application, thermoset systems containing Intelimer polymer catalysts can be exposed to elevated temperatures to release the catalyst and thereby activate the desired thermosetting reaction at the appropriate time in the process. This ability to have enhanced reaction control is valuable in the use of thermosetting resin systems.

     Current two package thermoset systems have other limitations. These systems generally require extensive and costly mixing equipment to ensure the proper mix ratio and homogeneity to achieve the expected performance in the product application. The thermoset resin and catalysts are kept in separate packages until the time of use to prevent a premature reaction. Several thermoset systems are limited in their use by their work time, causing incomplete mold or spread, poor product quality, and manufacturing waste. While a limited number of single package thermoset systems offer the potential for addressing many of these drawbacks, these products typically must be refrigerated to prevent curing, must be used very quickly once activated, and/or must be cured at very high temperatures. These limitations have hindered market acceptance of these systems. The Intelimer polymer catalysts are designed to enhance reaction control and enable one package mixing which allows greater latitude in the formulation of thermosetting systems. The Company has recently entered into a distribution agreement in Europe with Akzo-Nobel for the sale of Landec's catalyst products under a private label supply agreement and has entered into a licensing and distribution agreement with Hitachi.

     Using its proprietary catalyst technology, Landec introduced its first formulated thermoset product, Aeromark-TM- 80 in December 1998 in Europe. This product will be used in product prototyping and part design. This product is initially targeted for the transportation industry, including automobile and aerospace manufacturers, as well as other fabricators and designers who need a prototyping material for their design work. Aeromark 80 is being sold in Europe through a distributor, Aero Consultants Ltd. A.G. Aeromark 80 is a stable one component thermoset material which requires no mixing for use in the prototype, design and fabrication markets. Other existing products in this market are either supplied as cured two component material or as two component thermoset polymers which have the difficulties of two component mixing already discussed. Aeromark 80 is the first of several formulated products the Company is evaluating for application in high performance applications which are based on the proprietary technology.

     Landec received the R&D 100 Award from R&D Magazine for its Intelimer Polymer Systems product line in 1997 in recognition of the unique capabilities of this technology.

     DOCK RESINS CORPORATION

     In April 1997, Landec completed the acquisition of Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers. Landec paid approximately $13.7 million in cash, a promissory note and direct acquisition costs and $2.1 million in Landec Common Stock to acquire Dock Resins.

     Based in Linden, New Jersey, Dock Resins' products are sold under the Doresco-TM- trademark and are used by more than 300 customers throughout the United States in the coating, printing ink, laminating and adhesives markets. Dock Resins is a leading supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets such as automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

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

     AGRICULTURAL SEED TECHNOLOGY AND DISTRIBUTION

     Landec formed Intellicoat in 1995 to build a vertically integrated seed technology company based on Intellicoat's seed coating technology and direct marketing and sales capability.

     INTELLICOAT-Registered Trademark- SEED COATINGS

     Landec has developed and, through Intellicoat, is conducting field trials of its Intellicoat-Registered Trademark- seed coating, an Intelimer-based agricultural material designed to provide seed producing companies and farmers greater flexibility in planting and farming operations. These coatings are initially being applied to corn and soybean seeds, which are significant North American field crops. According to the U.S. Agricultural Statistics Board, the total estimated planted acreage in 1998 in the U.S. for corn and soybean seed exceeded 81 million and 73 million acres, respectively.

     Currently, seed producers and farmers must make critical planting decisions based on current and expected field conditions and weather patterns. If the seeds are planted too early, they may be subject to cold wet field conditions resulting in rot or seed damage. If the seeds are planted too late, the growing season may end prior to the crop reaching full maturity. In either extreme, yield can be significantly reduced. For companies who grow corn and soybeans in order to resell the resulting crops as seeds to other farmers, plantings are further complicated by the need to plant different parent varieties in the same field and may require multiple planting dates because of maturity differences.

     The Company's Intellicoat seed coatings can be designed to control water uptake and seed germination as a function of time and soil temperature. This allows for seeds to be planted earlier than normal while still reducing the risk of chilling injury caused by rapid water uptake by seeds at low temperatures. Additionally, the coatings can be used with inbred seed varieties to alter the germination and hence maturity timing of different varieties to simplify seed production operations and reduce the risk of crop failure.

     The Company has been and is currently cooperating with numerous major seed companies and universities regarding the evaluation of coatings for use in hybrid corn seed production and soybean relay cropping. The Company believes that one to two additional years of expanded commercial product trials will be needed to support commercial sales. The Company is also conducting trials on several other seed applications aimed at increasing farmer productivity and yields.

     FIELDER'S CHOICE HYBRIDS

     In September 1997, Intellicoat completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock to acquire Fielder's Choice. Terms of the agreement include additional consideration in the form of a cash earn-out based on future performance.

     Based in Monticello, Indiana, Fielder's Choice offers a comprehensive line of corn hybrids to more than 16,000 farmers in over forty states through direct marketing programs. The success of Fielder's Choice comes, in part, from its expertise in selling directly to the farmers and bypassing the traditional and costly farmer-dealer system. Fielder's Choice has been growing at 25% per year or more for the last four years.

     In order to support its direct marketing programs, Fielder's Choice has developed proprietary direct marketing information technology that enables state-of-the-art methods for communicating with a broad array of farmers.

     The acquisition of Fielder's Choice was strategic in providing a cost effective vehicle for Intellicoat seed coating products when they are ready for commercial production. The Company believes that this direct channel of distribution will enable Intellicoat to more quickly achieve meaningful market penetration.

TECHNOLOGY LICENSING BUSINESSES

     The Company believes its technology has commercial potential in a wide range of industrial and medical applications beyond those identified in its core businesses. In order to exploit these opportunities, the Company has entered into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

     QUICKCAST-Registered Trademark- SPLINTS AND CASTS

     Landec developed, obtained FDA approval of and launched its QuickCast splints and casts products in 1994. These splints and casts are made from an elastic fiberglass mesh coated with Landec's temperature-activated materials. The products' simplicity of application, flexibility in remolding and handling, and ease in removal provide advantages over traditional methods of casting and splinting. The Company received a 1995 R&D 100 Award from R&D Magazine in recognition of QuickCast's innovative features and benefits.

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

     PORT-TM- OPHTHALMIC DEVICES

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

     In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon Laboratories, Inc. ("Alcon"), a wholly-owned subsidiary of Nestle S.A. Under the terms of the transaction, Landec received a $500,000 up-front cash payment in November 1997, an additional cash payment of $1 million ($750,000 net of related costs) in November 1998 upon meeting a certain milestone, and will receive ongoing royalties on product sales over an approximately 15-year period. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch.

     Alcon is currently conducting human clinical trials. Landec and Alcon believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market, including people who cannot wear contact lenses due to limited tear fluid retention, and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

     INDUSTRIAL HIGH PERFORMANCE MATERIALS AND ADHESIVES

     HITACHI CHEMICAL. The Company entered into two separate collaborations with Hitachi Chemical in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement for seven years with Hitachi Chemical in the industrial adhesives area. The agreement provides Hitachi Chemical with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable.

     On August 10, 1995, the Company entered into the second collaboration with Hitachi Chemical in the Intelimer Polymer Systems area. The agreement provided Hitachi Chemical with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi Chemical for at least seven years after commercialization. In addition, Hitachi Chemical also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and research and development funding over three years and is entitled to receive future royalties based on net sales by

Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable. This agreement has been converted to a non-exclusive agreement except for five selectively designated fields in Asia for certain catalyst products. In conjunction with this agreement, Hitachi Chemical purchased Series E Preferred Stock for $1.5 million which converted to common stock upon the Company's initial public offering.

     NITTA CORPORATION. On March 14, 1995, the Company entered into a license agreement with Nitta Corporation ("Nitta") in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. Any fees paid to the Company are non-refundable. In addition, Nitta also received limited options for certain other technology applications in its Asian territory. This agreement is terminable at Nitta's option. Nitta and the Company entered into an additional exclusive license arrangement in February 1996 covering Landec's medical adhesives technology for use in Asia. The Company received up-front license fees upon execution of the agreement and research and development payments and is entitled to receive future royalties under this agreement. Any fees paid to the Company are non-refundable. Nitta and the Company also entered into another worldwide exclusive agreement on January 1, 1998 in the area of industrial adhesives specific to one field of electronic polishing adhesives. The Company received research and development payments as a part of this agreement.

SALES AND MARKETING

     Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.

     FOOD TECHNOLOGY AND PACKAGING. In the Intellipac breathable membrane business, there are a limited number of suppliers of fresh-cut produce, most of whom are located in the western United States. The Company currently has a small direct sales force targeted at this concentrated marketplace.

     INDUSTRIAL HIGH PERFORMANCE MATERIALS. Dock Resins sales are carried out through a small direct sales group and network of existing manufacturers' representatives and distributed through public warehouses. Sales are supported by internal sales and technical service resources at Dock Resins. Intelimer Polymer Systems U.S. sales are made through a small, technically oriented, internal sales organization. Global European sales are handled through non-exclusive distribution agreements.

     AGRICULTURAL SEED TECHNOLOGY AND DISTRIBUTION. Fielder's Choice is supported by over 30 direct telemarketers, operating in two shifts, located in Monticello, Indiana. Customer contacts are made based on direct responses and inquiries from customers.

MANUFACTURING

     Landec will manufacture its own products whenever economics justify doing so. In many cases, the Company will use third party sources for manufacturing various components of products.

     FOOD TECHNOLOGY AND PACKAGING. The Company currently has its Intellipac breathable membrane products manufactured by selected outside contract manufacturers. The manufacturing process for the Company's initial Intellipac breathable membrane products is comprised of polymer manufacturing, membrane coating and label conversion.

     INDUSTRIAL HIGH PERFORMANCE MATERIALS. Dock Resins' manufacturing facilities are flexible and adaptable to a wide range of processes. Its capabilities include various polymerization processes, grafting, dispersing, blending, pilot plant scale-ups and general synthesis. The Company has increased the capacity of these facilities during fiscal year 1998. Dock Resins' policy is to be a leader in safety, health and environmental protection. In 1998, Dock Resins passed a voluntary comprehensive health and safety evaluation by the United States Occupational Safety and Health Administration (OSHA). As a result, OSHA awarded recognition to Dock Resins as a Merit Site in OSHA's Voluntary Protection Program.

     The Company is currently manufacturing Intelimer Polymer Systems products at its pilot-scale facilities in Menlo Park, California and with selected outside contract manufacturers. As volumes increase, the Company plans to transfer portions of its future manufacturing to its Dock Resins subsidiary.

     AGRICULTURAL SEED TECHNOLOGY AND DISTRIBUTION. Fielder's Choice purchases its hybrid seed corn from an established producer under an exclusive purchase agreement. When commercial scale-up is required, the Company will evaluate whether to coat seeds internally or use outside contract coaters.

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

     Landec has historically relied on the guidance of Good Manufacturing Practices ("GMP") in developing standardized research and manufacturing processes and procedures. Having entered into licensing agreements for the QuickCast and PORT devices, the Company is no longer required to adhere to GMPs. The Company desires to maintain an externally audited quality system and has chosen to pursue ISO 9001 registration. Such registration is required in order for the Company to sell product to certain potential customers, primarily in Europe. The Menlo Park site has successfully completed a pre-assessment audit, and expects to achieve ISO 9001 registration in fiscal year 1999.

RESEARCH AND DEVELOPMENT

     Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Examples of research and development for product line extensions include additional Intellipac breathable membranes for other vegetables and fruits and new catalyst systems for identified market applications for Intelimer catalyst and promoter systems. Landec is focusing additional research on new product forms such as new formulated polymers including its Intelimer technology and new Intelimer polymers for newly identified product applications. Expenditures for research and development increased 24 percent in fiscal year 1998 to $5.7 million, compared with 28 percent growth and expenditures of $4.6 million in fiscal year 1997 and expenditures of $3.6 million in fiscal year 1996. In fiscal year 1998, research and development expenditures funded by corporate partners were $1.4 million, compared with $863,000 in fiscal year 1997 and $1.1 million in fiscal year 1996. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of October 31, 1998, Landec had 34 employees engaged in research and development (and a total of nine Ph.D.s in the Company) with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted eleven U.S. patents with expiration dates ranging from 2006 to 2015 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

     The commercial success of the Company will also depend, in part, on its ability to avoid infringing patents issued to others. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, a customer of the Company received a letter alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company received a similar letter from the same party in January 1996. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. No additional correspondence, other than the initial letters, has been received. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

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

     FOOD PACKAGING PRODUCTS. The Company's food packaging products are subject to regulation under the Food, Drug and Cosmetic Act ("FDC Act"). Under the FDC Act any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe. Food additives may be substances added directly to food, such as preservatives, or substances that could indirectly become a component of food, such as waxes, adhesives and packaging materials.

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

     POLYMER MANUFACTURE. The Company's manufacture of polymers is subject to regulation by the EPA under the Toxic Substances Control Act ("TSCA"). Pursuant to TSCA, manufacturers of new chemical substances are required to provide a Pre-Manufacturing Notice ("PMN") prior to manufacturing the new chemical substance. After review of the PMN, the EPA may require more extensive testing to establish the safety of the chemical, or limit or prohibit the manufacture or use of the chemical. To date, PMNs submitted by the Company have been approved by the EPA without any additional testing requirements or limitation on manufacturing or use. In addition, the ongoing manufacture of Dock Resins' existing product line is subject to state and federal environmental regulations. No assurance can be given that the EPA will grant similar approval for future PMNs submitted by the Company.

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

EMPLOYEES

     As of October 31, 1998, Landec had 175 full-time employees, of whom 78 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 97 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

ITEM 2.   PROPERTIES

     The Company has offices in Menlo Park, California, Linden, New Jersey and Monticello, Indiana. During fiscal year 1998, the Fielder's Choice operations located in Monticello, Indiana expanded its office space by 11,900 square feet to support the growth of the Agricultural Seed Distribution business.

These properties are described below:

                                                                                                 Acres
                          Business                                                                of           Lease
    Location              Segment          Ownership                 Facilities                  Land        Expiration
----------------     -----------------     ---------     ---------------------------------       -----      -------------
Menlo Park, CA              All             Leased       21,000 square feet of office and         --          12/31/01(1)
                                                         laboratory space

Menlo Park, CA              All            Subleased     5,000 square feet of warehouse and       --          12/31/98(2)
                                                         manufacturing space

Linden, NJ            Industrial High        Owned       20,000 square feet of office,            2.1            --   (3)
                        Performance                      laboratory, production, warehouse,
                         Materials                       and ancillary space

Monticello, IN         Agricultural          Owned       19,400 square feet of office space       0.5            --
                      Seed Technology
                     and Distribution

(1)  Lease contains one two-year renewal option.
(2)  Lease converts to a month to month lease effective January 1999.
(3) Construction plans are underway to build an additional 2,000 square feet of office and laboratory space in fiscal year 1999.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is currently not a party to any material legal proceedings.

     In October 1995, a customer of the Company received a letter alleging that the Company's Intellipac breathable membrane product infringes patents of another party. The Company received a similar letter from the same party in January 1996. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. No additional correspondence, other than the initial letters, has been received. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. See
Item 1- Patents and Proprietary Rights.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 31, 1998.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq Stock Market.

FISCAL YEAR 1998
                                                                High      Low
                                                               -----     -----
          4th Quarter ending October 31, 1998................. $6.00     $3.25

          3rd Quarter ending July 31, 1998.................... $7.25     $5.50

          2nd Quarter ending April 30, 1998................... $7.81     $4.50

          1st Quarter ending January 31, 1998................. $5.13     $3.13

FISCAL YEAR 1997
                                                                High      Low
                                                               -----     -----
          4th Quarter ending October 31, 1997................. $6.25     $4.75

          3rd Quarter ending July 31, 1997.................... $7.25     $4.75

          2nd Quarter ending April 30, 1997................... $7.63     $4.75

          1st Quarter ending January 31, 1997................. $9.25     $6.50

     There were approximately 107 holders of record of 13,159,888 shares of outstanding Common Stock as of October 31, 1998. Since holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     In connection with the Company's acquisition of Dock Resins on April 18, 1997, the shareholder of Dock Resins received an aggregate of approximately $12.2 million in cash and a secured promissory note and 0.4 million shares of Landec Common Stock.

     In connection with Intellicoat's acquisition of Fielder's Choice on September 30, 1997, the shareholders of Fielder's Choice received an aggregate of approximately $2.9 million in cash and approximately 1.4 million shares of Landec Common Stock. The majority shareholder of Fielder's Choice is also entitled to receive additional cash consideration up to $2.4 million from Intellicoat depending on the future performance of the acquired business.

     In connection with the sale of Series D Preferred Stock in July 1993, the Company issued warrants to purchase 186,349 shares of Common Stock at an exercise price of $4.31 per share for $5,357 in cash. In a cashless exercise during fiscal year 1998, 46,587 shares were issued in exchange for the warrants.

     In October 1998, certain directors and officers of the Company purchased 200,425 shares of Common Stock for between $3.75 and $3.94 per share for $776,000.

     The issuance of securities in this Item 5 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.

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

          From February 1, 1996 to October 31, 1998, the Company incurred the following expenses in connection with the offering:

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

     The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to October 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

      Purchase and installment of machinery and equipment           $5,800,000
      Repayment of indebtedness                                       $700,000
      Acquisitions of other businesses                             $17,700,000
      Temporary investments*                                        $1,000,000
      Working capital                                               $8,600,000
                                                                   -----------
             Total                                                 $33,800,000
                                                                   -----------
                                                                   -----------

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

                                                                                      YEAR ENDED OCTOBER 31,
                                                                 -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                       1998          1997           1996          1995         1994
                                                                 ---------     ---------      ---------     ---------     --------
                                                                               (in thousands, except per share data)
Revenues:
  Product sales..............................................    $  31,664     $   8,653      $     371     $      14    $      --
  Research and development revenues..........................        1,352           863          1,096           796          965
  License fees...............................................          500            --            600         2,650          400
                                                                 ---------     ---------      ---------     ---------     --------
    Total revenues...........................................       33,516         9,516          2,067         3,460        1,365
Operating costs and expenses:
  Cost of product sales......................................       20,308         6,215            422             9           --
  Research and development...................................        5,713         4,608          3,588         3,175        2,288
  Selling, general and administrative........................       10,835         4,664          2,367         1,332        1,239
  Purchased in-process research and development..............           --         3,022             --            --           --
                                                                 ---------     ---------      ---------     ---------     --------
                                                                    36,856        18,509          6,377         4,516        3,527
                                                                 ---------     ---------      ---------     ---------     --------

Operating loss...............................................       (3,340)       (8,993)        (4,310)       (1,056)      (2,162)
Interest income..............................................          737         1,726          1,546           281          273
Interest expense.............................................         (137)         (319)           (59)         (106)         (48)
                                                                 ---------     ---------      ---------     ---------     --------

Loss from continuing operations before income taxes..........       (2,740)       (7,586)        (2,823)         (881)      (1,937)
Provision for income taxes...................................         (150)           --             --            --           --
                                                                 ---------     ---------      ---------     ---------     --------
Loss from continuing operations..............................       (2,890)       (7,586)        (2,823)         (881)      (1,937)

Discontinued Operations:
  Loss from discontinued QuickCast operations................           --        (1,059)        (1,377)       (1,878)      (2,418)
  Gain on disposal of QuickCast operations...................           --            70             --            --           --
                                                                 ---------     ---------      ---------     ---------     --------
Loss from discontinued operations............................           --          (989)        (1,377)       (1,878)      (2,418)
                                                                 ---------     ---------      ---------     ---------     --------
Net loss.....................................................    $  (2,890)    $  (8,575)     $  (4,200)    $  (2,759)   $  (4,355)
                                                                 ---------     ---------      ---------     ---------     --------
                                                                 ---------     ---------      ---------     ---------     --------
Basic and diluted net loss per share:
  Continuing operations......................................    $    (.23)    $    (.68)     $    (.37)    $    (.74)
  Discontinued operations....................................           --          (.09)          (.18)        (1.59)
                                                                 ---------     ---------      ---------     ---------
Basic and diluted net loss per share.........................    $    (.23)    $    (.77)     $    (.55)    $   (2.33)
                                                                 ---------     ---------      ---------     ---------
                                                                 ---------     ---------      ---------     ---------
Shares used in computing basic and diluted net loss per
  share......................................................       12,773        11,144          7,699         1,182
                                                                 ---------     ---------      ---------     ---------
                                                                 ---------     ---------      ---------     ---------

                                                                                            OCTOBER 31,
                                                                 ------------------------------------------------------------------
                                                                    1998          1997           1996          1995          1994
                                                                 ---------     ---------      ---------     ---------     --------
BALANCE SHEET DATA:                                                                       (IN THOUSANDS)
Cash, cash equivalents and short-term investments............    $  10,177     $  14,669      $  36,510     $   5,549    $   5,706
Total assets.................................................       42,356        50,160         38,358         7,347        7,521
Redeemable convertible preferred stock.......................           --            --             --        31,276       27,656
Accumulated deficit..........................................      (42,756)      (39,858)       (31,278)      (26,538)     (21,658)
Total shareholders' equity (net capital deficiency)..........    $  33,688     $  35,615      $  36,640     $ (26,429)   $ (21,584)

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

OVERVIEW

     Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer technology and related products. The Company has launched three product lines from this core development -- QuickCast splints and casts, in April 1994; Intellipac breathable membranes for the fresh-cut produce packaging market, in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997.

     Management has recently implemented a focused strategy of building strong, vertically integrated businesses in three industries: Food Technology and Packaging, Industrial High Performance Materials and Agricultural Seed Development and Distribution. As part of this strategy, the Company has completed several strategic transactions. In April 1997, the Company acquired Dock Resins and incorporated it into its Industrial High Performance Materials business. Dock Resins is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat, the Company's subsidiary focused on Agricultural Seed and Distribution, acquired Fielder's Choice, a direct marketer of hybrid seed corn. To remain focused on the three core businesses, during 1997 the Company licensed two of its healthcare products: in August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation and in December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon.

     The Company has been unprofitable during each fiscal year since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through October 31, 1998, the Company's accumulated deficit was $42.8 million.

RESULTS OF OPERATIONS

     The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued QuickCast operation.

     FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1997

     Total revenues were $33.5 million for fiscal year 1998 compared to $9.5 million for fiscal year 1997. Revenues from product sales increased to $31.7 million in fiscal year 1998 from $8.7 million in fiscal year 1997 due primarily to $13.3 million of product sales from Fielder's Choice, which was acquired in September 1997; and an increase of $8.0 million of product sales from Dock Resins, which was acquired in April 1997. Also contributing to the increase were Intellipac breathable membrane product sales which increased from $1.2 million in fiscal year 1997 to $2.9 million in fiscal year 1998, due primarily to an increase in unit sales and the introduction of several new products. Revenues from research and development funding were $1.4 million for fiscal year 1998 compared to $863,000 for fiscal year 1997. The increase in research and development revenues was primarily due to the agreement with Alcon for the funding of the PORT program. Revenues from license fees during fiscal year 1998 were $500,000 compared to none during fiscal year 1997. The increase in license fees revenue was due to a payment in the first quarter of fiscal year 1998 under the PORT license agreement with Alcon.

     Cost of product sales consists of material, labor and overhead. Cost of product sales was $20.3 million for fiscal year 1998 compared to $6.2 million for fiscal year 1997. Cost of product sales as a percentage of product sales decreased to 64% in fiscal year 1998 from 72% in fiscal year 1997. The decrease in the cost of product sales as a percentage of product sales in fiscal year 1998 as compared to fiscal year 1997 was primarily the result of higher margins resulting from product sales of Fielder's Choice and Dock Resins products. The Company anticipates that gross margins would continue to improve if volume increases in the Intellipac and Dock Resins products. However, longer-term improvement is unpredictable due to the early stage of commercialization of several of the Company's products.

     Research and development expenses were $5.7 million for fiscal year 1998 compared to $4.6 million for fiscal year 1997, an increase of 24%. The Company's research and development expenses consist primarily of expenses involved in the development, process scale-up and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses in fiscal year 1998 compared to fiscal year 1997 was primarily due to increased development costs for the Company's Intellipac and Intellicoat seed coating products and a full year of development costs related to Dock Resins products. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

     Selling, general and administrative expenses were $10.8 million for fiscal year 1998 compared to $4.7 million for fiscal year 1997, an increase of 130%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of an entire year of expenses and amortization of goodwill for Dock Resins and Fielder's Choice, which were acquired during fiscal year 1997. Specifically, sales and marketing expenses increased to $6.7 million for fiscal year 1998, from $1.8 million for fiscal year 1997. The Company expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

     Net interest income was $600,000 for fiscal year 1998 compared to $1.4 million for fiscal year 1997. The decrease during fiscal year 1998 as compared to fiscal year 1997 was due principally to less cash being available for investing.

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

     Research and development expenses were $4.6 million for fiscal year 1997 compared to $3.6 million for fiscal year 1996, an increase of 28%. The increase in research and development expenses in fiscal year 1997 compared to fiscal year 1996 was primarily due to increased development costs for the Company's Intelimer Polymer Systems and Intellicoat seed coating products and the addition of development costs related to Dock Resins' products during fiscal year 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998 the Company had cash equivalents and short-term investments of $10.2 million, a net decrease of $4.5 million from $14.7 million as of October 31, 1997. This decrease was primarily due to cash of approximately $2.3 million used by Fielder's Choice to purchase seed inventory to be used during the 1999 selling season and to purchase $1.3 million of property and equipment net of long term debt. Although the Company reduced the cash used in operations during fiscal year 1998 as compared to fiscal year 1997, there can be no assurance that the Company will continue to do so in future periods.

     During fiscal year 1998, the Company purchased seed processing equipment and computer hardware and software and incurred building improvement expenditures to support the development of Intellicoat products, incurred leasehold improvement expenditures at its Menlo Park location to upgrade existing facilities and incurred building and equipment improvement expenditures at Dock Resins to expand capacity. These expenditures represented the majority of the $4.1 million of property and equipment purchased during fiscal year 1998.

     The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative and licensing arrangements and establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Dock Resins and Fielder's Choice into Landec and Intellicoat, respectively; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

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

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT.   The Company has
incurred net losses in each fiscal year since its inception, including a loss of $2.9 million for fiscal year 1998. The Company's accumulated deficit as of October 31, 1998 totaled $42.8 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS.   In the past, the
Company's results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Due to the seasonal nature of the corn seed industry, a significant portion of Fielder's Choice revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second quarter). Further, the Company's principal customers in its Food Technology and Packaging segment are heavily affected by seasonal and weather factors, which could affect their purchases of the Company's products. In addition, quarterly operating results will depend upon several factors, including the timing and amount of expenses associated with expanding the Company's operations, the timing of collaborative agreements with, and performance of, potential partners, the timing of regulatory approvals and new product introductions, the mix between pilot production of new products and full-scale manufacturing of existing products and the mix between domestic and export sales. The Company also cannot predict rates of licensing fees and royalties received from its partners. As a result of these and other factors, the Company expects to continue to experience significant fluctuations in quarterly operating results, and there can be no assurance that the Company will be profitable in the future.

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

     EARLY COMMERCIALIZATION OF CERTAIN PRODUCTS; DEPENDENCE ON NEW PRODUCTS
AND TECHNOLOGIES; UNCERTAINTY OF MARKET ACCEPTANCE.   The Company is in the
early stage of product commercialization of certain Intelimer polymer products and many of its potential products are in development. The Company believes that its future success will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing food products, industrial, agricultural and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing the Company's new products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance.
The failure to
develop and successfully market new products would have a material adverse effect on the Company's business, operating results and financial condition.

     The success of the Company in generating significant sales of its products will depend in part on the ability of the Company and its partners and licensees to achieve market acceptance of the Company's new products and technology. The extent to which, and rate at which, market acceptance and penetration are achieved by the Company's current and future products are a function of many variables including, but not limited to, price, safety, efficacy, reliability, conversion costs and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. There can be no assurance that markets for the Company's new products will develop or that the Company's new products and technology will be accepted and adopted. The failure of the Company's new products to achieve market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

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

     CUSTOMER CONCENTRATION. For the fiscal year 1998, sales to the Company's top five customers accounted for approximately 29% of the Company's product sales with the top customer accounting for 14% of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

     PATENTS AND PROPRIETARY RIGHTS.   The Company's success depends in large
part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, the Company has received a letter alleging that its Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. No additional correspondence, other than the initial letters, has been received. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Patents and Proprietary Rights" in Item 1.

     GOVERNMENT REGULATION.   The Company's products and operations are
subject to substantial regulation in the United States and foreign countries. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution. See "Business - Governmental Regulations" in Item 1.

     ENVIRONMENTAL REGULATIONS.   Federal, state and local regulations impose
various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in certain manufacturing processes, including those utilized by Dock Resins. As a result of historic off-site disposal practices, Dock Resins was recently involved in two actions seeking to compel the generators of hazardous waste to remediate hazardous waste sites. Dock Resins has been informed by its counsel that it is a DE MINIMIS generator to these sites, and that its financial exposure in these sites is not material to the Company's financial position. These matters have been settled on terms consistent with the above. In addition, the New Jersey Industrial Site Recovery Act ("ISRA") requires an investigation and remediation of any industrial establishment, like Dock Resins, which changes ownership. This statute was activated by the Company's acquisition of Dock Resins. Dock Resins has completed its investigation of the site, delineated the limited areas of concern on the site, and completed the bulk of the active remediation required under the statute. The costs associated with this effort are being borne by the former owner of Dock Resins, and counsel has advised Dock Resins and the Company that funds of the former owner required by ISRA to be set aside for this effort are sufficient to guarantee the successful completion of remedial activities at the site. In most cases, the Company believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements.

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

     DEPENDENCE ON COLLABORATIVE PARTNERS AND LICENSEES.   The Company's
strategy for the development, clinical and field testing, manufacture, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich Company and Hitachi Chemical in connection with its Intelimer Polymer Systems; Fresh Express Farms and Apio in connection with its Intellipac breathable membrane products; Bissell in connection with the QuickCast splints and casts; Alcon in connection with the PORT ophthalmic devices; and Nitta Corporation and Hitachi Chemical in connection with its adhesive products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop, and market and pay any royalty fees related to products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as the Company no longer has control over the sales of such products since the sale of the QuickCast and the license of the PORT product lines.

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

     INTERNATIONAL OPERATIONS AND SALES.   In fiscal years 1998 and 1997,
approximately 3% and 12%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down on a percentage basis from historical levels, will continue to be an important component of its total revenues. The Company has recently entered into agreements with European distributors to sell certain products in the Industrial High Performance Materials market. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

     PRODUCT LIABILITY EXPOSURE AND AVAILABILITY OF INSURANCE.   The testing,
manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains medical and non-medical product liability insurance with limits in the amount of $4.0 million per occurrence and $5.0 million in the annual aggregate. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

     POSSIBLE VOLATILITY OF STOCK PRICE.   Factors such as announcements of
technological innovations, the attainment of (or failure to attain) milestones in the commercialization of the Company's technology, new products, new patents or changes in existing patents, the acquisition of new businesses or the sale or disposal of a part of the Company's businesses, or development of new collaborative arrangements by the Company, its competitors or other parties, as well as government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of such companies. These broad fluctuations may adversely affect the market price of the Company's Common Stock.

     IMPACT OF YEAR 2000. The Year 2000 issue concerns the potential inability of computer applications, other information technology systems, and certain software-based "embedded" control systems to recognize and process properly date-sensitive information as the Year 2000 approaches and beyond. The Company could suffer material adverse impacts on its operations and financial results if the applications and systems used by the Company, or by third parties with whom the Company does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue. The Company has completed a review of its financial accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 issue.

     The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems. The Company is in the process of completing its inventory of all such systems and will commence in testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue in February 1999. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The company anticipates this work will continue, with appropriate testing, remediation and/or replacement taking place during the first and second quarters of 1999. Possible risks of this process include, but are not limited to, the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers and suppliers and, at this time, cannot determine what the impact of this assessment will be on the Company. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness. This assessment includes, but is not limited to, soliciting responses from each of these parties concerning their Year 2000 readiness and reviewing public documents filed by many of these parties. Management expects to complete the assessment of these key suppliers during the second quarter of 1999.

     Since the Company anticipates that its affected systems will be remediated or replaced to timely address the Year 2000 issue and is currently focusing its resources in those areas, the Company has not yet developed any other contingency plans regarding the Year 2000 issue for its internal systems. However, the Company intends to develop contingency plans if at a later date management determines that any of its systems will not be Year 2000 compliant and that such noncompliance would be expected to have a material adverse impact on the Company's operations or financial results. Many of the identified risks from key customers, vendors and outside service providers are both general and speculative in nature, such as possible power or telecommunication failures, breakdowns in transportation systems, inability to process financial transactions, and similar events affecting general business services. The Company has not developed any contingency plans for these general risks, is not currently able to ascertain the likelihood that any of these risks will actually occur, and has not otherwise analyzed or identified possible "worst case" scenarios relating to Year 2000 issues. Once the Company has completed its assessment of Year 2000 readiness of key customers, vendors and outside service providers, management intends to develop contingency plans to mitigate material known detrimental effects that may be caused by their Year 2000 noncompliance. However, it is unlikely that any contingency plan would mitigate the adverse impact to the financial condition or operations of the Company of any catastrophic event due to the Year 2000 issue that leads to a prolonged disruption of essential services.

     Management believes that total Year 2000 costs will not exceed $300,000, most of which will be incurred in fiscal year 1999. The costs associated
with this effort are incremental to the Company.   As of October 31, 1998 the
Company has not incurred any costs related to the Year 2000 issue. In addition to the costs mentioned above, the Company's capital spending for upgrading certain non-information systems to enhance the capabilities of those systems will be accelerated, in part, due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be under $500,000. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

     INTRODUCTION OF THE EURO. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by April 1, 1999, and through the transition period. The delay in meeting legal requirements should not materially affect the Company as the Company does not expect to have any transactions in Europe during the first calendar quarter of 1999. The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1999 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1999 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1999 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 27, 1999 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.    Consolidated Financial Statements of Landec Corporation and
          Subsidiaries


                                                                        Page
                                                                        ----
          Report of Ernst & Young LLP Independent Auditors               32

          Consolidated Balance Sheets at October 31, 1998 and 1997       33

          Consolidated Statement of Operations for the Years Ended       34
          October 31, 1998, 1997 and 1996

          Consolidated Statement of Changes in Redeemable                35
          Convertible Preferred Stock and Shareholders' Equity
          (Net Capital Deficiency) for the Years Ended October
          31, 1998, 1997 and 1996

          Consolidated Statement of Cash Flows for the Years             36
          Ended October 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements                     37

    2.    Schedule II

          Valuation and Qualifying Accounts for the Years Ended          52
          October 31, 1998, 1997 and 1996

          All other schedules provided for in the applicable accounting regulation of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules have therefore been omitted.

     3.   Exhibits                                                       53

               The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

 (b)      Reports on Form 8-K                                            53

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

     We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     ERNST & YOUNG LLP

San Francisco, California
December 10, 1998

                               LANDEC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              OCTOBER 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------   ---------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $    9,185   $   5,163
  Short-term investments..............................         992       9,506
  Restricted investment...............................          --       8,837
  Accounts receivable, less allowance for doubtful
    accounts of $50 and $27 at October 31, 1998
    and 1997..........................................       2,808       2,162
  Inventory...........................................       4,676       2,652
  Deferred advertising................................         394         410
  Prepaid expenses and other current assets...........       1,728       1,310
                                                        ----------   ---------
     Total current assets.............................      19,783      30,040

Property and equipment, net...........................       8,280       5,023
Intangible assets, net................................      14,255      14,985
Other assets..........................................          38         112
                                                        ----------   ---------
                                                        $   42,356   $  50,160
                                                        ----------   ---------
                                                        ----------   ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................  $    1,399   $     642
  Accrued compensation................................       1,017         836
  Other accrued liabilities...........................         942       1,520
  Payable related to acquisition of Dock Resins
    Corporation.......................................          --       9,189
  Deferred revenue....................................       2,499       2,326
  Current portion of long term debt...................         156           6
                                                        ----------   ---------
      Total current liabilities.......................       6,013      14,519

Noncurrent portion of long term debt..................       2,655          26

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized, issueable in series............          --          --
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 13,159,888 and 12,687,416
    shares issued and outstanding at October 31,
    1998 and 1997, respectively.......................      76,821      75,679
  Notes receivable from shareholders..................        (291)         (8)
  Deferred compensation...............................         (86)       (198)
  Accumulated deficit.................................     (42,756)    (39,858)
                                                        ----------   ---------
      Total shareholders' equity......................      33,688      35,615
                                                        ----------   ---------
                                                        $   42,356   $  50,160
                                                        ----------   ---------
                                                        ----------   ---------

                               SEE ACCOMPANYING NOTES.

                                  LANDEC CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED OCTOBER 31,
                                                                        ------------------------------------
                                                                         1998           1997          1996
                                                                        -------       --------      --------
Revenues:
  Product sales.....................................................    $31,664        $ 8,653      $    371
  Research and development revenues.................................      1,352            863         1,096
  License fees......................................................        500             --           600
                                                                        -------       --------      --------
    Total revenues..................................................     33,516          9,516         2,067

Operating costs and expenses:
  Cost of product sales.............................................     20,308          6,215           422
  Research and development..........................................      5,713          4,608         3,588
  Selling, general and administrative...............................     10,835          4,664         2,367
  Purchased in-process research and development.....................         --          3,022            --
                                                                        -------       --------      --------
    Total operating costs and expenses..............................     36,856         18,509         6,377
                                                                        -------       --------      --------

Operating loss......................................................     (3,340)        (8,993)       (4,310)

Interest income.....................................................        737          1,726         1,546
Interest expense....................................................       (137)          (319)          (59)
                                                                        -------       --------      --------
Loss from continuing operations before income taxes.................     (2,740)        (7,586)       (2,823)
Provision for income taxes..........................................       (150)            --            --
                                                                        -------       --------      --------
Loss from continuing operations.....................................     (2,890)        (7,586)       (2,823)

Discontinued Operations:
  Loss from discontinued QuickCast operations.......................         --         (1,059)       (1,377)
  Gain on disposal of QuickCast operations..........................         --             70            --
                                                                        -------       --------      --------
Loss from discontinued operations...................................         --           (989)       (1,377)
                                                                        -------       --------      --------

Net loss............................................................   $ (2,890)      $ (8,575)     $ (4,200)
                                                                        -------       --------      --------
                                                                        -------       --------      --------

Basic and diluted net loss per share:
  Continuing operations.............................................   $   (.23)      $   (.68)     $   (.37)
  Discontinued operations...........................................         --           (.09)         (.18)
                                                                        -------       --------      --------
Basic and diluted net loss per share................................   $   (.23)      $   (.77)     $   (.55)
                                                                        -------       --------      --------
                                                                        -------       --------      --------

Shares used in computing basic and diluted net loss per share.......     12,773         11,144         7,699
                                                                        -------       --------      --------
                                                                        -------       --------      --------

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
   CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
                AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                          -------------------------------------------------------------------------
                                                                                                                          TOTAL
                                   REDEEMABLE CONVERTIBLE                        NOTES                                SHAREHOLDERS'
                                      PREFERRED STOCK        COMMON STOCK      RECEIVABLE                               EQUITY (NET
                                 ------------------------ -------------------     FROM       DEFERRED     ACCUMULATED    CAPITAL
                                   SHARES      AMOUNT     SHARES     AMOUNT   SHAREHOLDERS COMPENSATION     DEFICIT    DEFICIENCY)
                                ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------
Balance at October 31, 1995....  6,674,415  $  31,276     547,678  $    536   $     (20)   $     (407)   $   (26,538)  $ (26,429)
Initial Public Offering of
   common stock, $12.00 per
   share, net of issuance
   costs.......................         --         --   3,220,000    35,035          --            --             --      35,035
Accretion of redemption price
   differential on redeemable
   convertible preferred stock.         --        556          --        --          --            --           (556)       (556)
Conversion of Series B, C,
   D and E redeemable
   convertible preferred stock
   into common stock........... (6,674,415)   (31,832)  6,674,415    31,832          --            --             --      31,832
Conversion of convertible
   notes payable...............         --         --     176,432       700          --            --             --         700
Deferred compensation related
   to grant of stock options...         --         --          --        17          --           (17)            --          --
Issuance of common stock at
   $0.58 to $10.20 per share...         --         --     135,186       122          --            --             --         122
Repayment of notes receivable..         --         --          --        --           7            --             --           7
Amortization of deferred
   compensation................         --         --          --        --          --           113             --         113
Change in unrealized gain on
   available-for-sale
   securities..................         --         --          --        --          --            --             16          16
Net loss.......................         --         --          --        --          --            --         (4,200)     (4,200)
                                 ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------

Balance at October 31, 1996....         --  $      --  10,753,711  $ 68,242   $     (13)   $     (311)   $   (31,278)  $  36,640

Issuance of common stock for
   acquired businesses.........         --         --   1,821,687     7,273          --            --             --       7,273
Issuance of common stock at
   $0.58 to $6.48 per share....         --         --     112,018       164          --            --             --         164
Repayment of notes
   receivable..................         --         --          --        --           5            --             --           5
Amortization of deferred
   compensation................         --         --          --        --          --           113             --         113
Change in unrealized gain
   on available-for-sale
   securities..................         --         --          --        --          --            --             (5)         (5)
Net loss.......................         --         --          --        --          --            --         (8,575)     (8,575)
                                 ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------

Balance at October 31, 1997....         --  $      --  12,687,416  $ 75,679   $      (8)   $     (198)   $   (39,858)  $  35,615

Issuance of common stock at
   $0.58 to $7.00 per share....         --         --     425,885     1,142          --            --             --       1,142
Exercise of warrants...........         --         --      46,587        --          --            --             --          --
Net increase in notes
   receivable from
   shareholders................         --         --          --        --        (283)           --             --        (283)
Amortization of deferred
   compensation................         --         --          --        --          --           112             --         112
Change in unrealized gain
   on available-for-sale
   securities..................         --         --          --        --          --            --             (8)         (8)
Net loss.......................         --         --          --        --          --            --         (2,890)     (2,890)
                                 ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------

Balance at October 31, 1998....         --  $      --  13,159,888  $ 76,821   $    (291)   $      (86)   $   (42,756)  $  33,688
                                 ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------
                                 ----------  ---------  ----------  --------  ------------ ------------   ----------- -------------

                             SEE ACCOMPANYING NOTES.

                                  LANDEC CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                         YEAR ENDED OCTOBER 31,
                                                                                  -------------------------------------
                                                                                     1998         1997          1996
                                                                                  -----------  -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss from continuing operations..........................................    $ (2,890)    $ (7,586)     $ (2,823)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................................       2,075        1,051           510
     Write-off of purchased in-process research and development................          --        3,022            --
     Loss from discontinued operations.........................................          --         (989)       (1,377)
     Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
       Accounts receivable.....................................................        (646)        (328)           30
       Inventory...............................................................      (2,024)          24           (61)
       Deferred advertising....................................................          16          (97)           --
       Receivables from related parties........................................        (500)          --            --
       Prepaid expenses and other current assets...............................          82         (902)          (73)
       Accounts payable........................................................         757       (1,275)          193
       Accrued compensation....................................................         181          218           (52)
       Other accrued liabilities...............................................        (578)         975           (22)
       Deferred revenue........................................................         173          389            37
                                                                                 -----------  -----------   -----------
             Total adjustments                                                         (464)       2,088          (815)
                                                                                 -----------  -----------   -----------
Net cash used in operating activities..........................................      (3,354)      (5,498)       (3,638)
                                                                                 -----------  -----------   -----------

Cash flows from investing activities:
  Purchases of property and equipment..........................................      (4,100)      (1,344)         (367)
  Decrease in other assets.....................................................          74           31            24
  Purchases of available-for-sale securities...................................      (5,033)     (14,828)      (26,345)
  Sale of available-for-sale securities........................................       4,805        4,041            --
  Maturities of available-for-sale securities..................................       8,734       23,602         6,000
  Acquisition of businesses, net of cash acquired..............................        (390)      (6,224)           --
  Net proceeds from disposition of QuickCast operation.........................          --          425            --
                                                                                 -----------  -----------   -----------
Net cash provided by (used in) investing activities............................       4,090        5,703       (20,688)
                                                                                 -----------  -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of restricted investment..................................       8,837           --            --
  Purchase of restricted investment............................................          --       (8,837)           --
  Proceeds from sale of common stock, net of repurchases.......................       1,142          164        35,157
  Decrease (increase) in  repayment of notes receivable from shareholders......        (283)           5             7
  Payments on long term debt...................................................         (10)        (559)         (238)
  Proceeds from issuance of long term debt.....................................       2,789           --            --
  Payment of payable related to the acquisition of Dock Resins Corporation....       (9,189)          --            --
                                                                                 -----------  -----------   -----------
Net cash provided by (used in) financing activities............................       3,286       (9,227)       34,926
                                                                                 -----------  -----------   -----------
Net increase (decrease) in cash and cash equivalents...........................       4,022       (9,022)       10,600
Cash and cash equivalents at beginning of year.................................       5,163       14,185         3,585
                                                                                 -----------  -----------   -----------
Cash and cash equivalents at end of year......................................     $  9,185     $  5,163      $ 14,185
                                                                                 -----------  -----------   -----------
                                                                                 -----------  -----------   -----------

Supplemental disclosure of cash flows information:

  Cash paid during the period for interest.....................................    $    383     $     75      $     99
                                                                                 -----------  -----------   -----------
                                                                                 -----------  -----------   -----------

Supplemental schedule of noncash investing and financing activities:

  Conversion of convertible notes payable into common stock...................     $     --     $     --      $    700
                                                                                 -----------  -----------   -----------
                                                                                 -----------  -----------   -----------

  Common stock issued in the acquisition of businesses........................     $     --     $  7,273      $     --
                                                                                 -----------  -----------   -----------
                                                                                 -----------  -----------   -----------

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

BASIS OF CONSOLIDATION

     The consolidated financial statements comprise the accounts of Landec Corporation and its wholly owned subsidiaries, Intellicoat Corporation ("Intellicoat") and Dock Resins Corporation ("Dock Resins"). All intercompany transactions and balances have been eliminated.

CONCENTRATIONS OF CREDIT RISK

     Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.

CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of October 31, 1998 and 1997, the Company's debt securities are carried at fair value and classified as available-for-sale, as the Company may not hold these securities until maturity in order to take advantage of market conditions. Unrealized gains and losses are reported as a component of shareholders' equity and were immaterial for all years presented. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on the sale of available-for-sale securities are also included in interest income and were immaterial for fiscal year 1998. The cost of securities sold is based on the specific identification method.

INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of October 31, 1998 and 1997 inventories consisted of (in thousands):

                                                               OCTOBER 31,
                                                         -----------------------
                                                             1998       1997
                                                         ------------ ----------
     Raw materials......................................        $663       $617
     Work in process....................................         228        152
     Finished goods.....................................       3,785      1,883
                                                         ------------ ----------
                                                              $4,676     $2,652
                                                         ------------ ----------
                                                         ------------ ----------

DEFERRED ADVERTISING

     The Company defers certain costs related to direct-response advertising of its hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures that are not direct-response advertisements are expensed as incurred. The advertising expense for fiscal year 1998 was $1,165,000, and the advertising expense for fiscal years 1997 and 1996 was zero as the Company acquired Fielder's Choice in September, 1997.

RECEIVABLE FROM RELATED PARTIES

     In October 1998, the Company loaned an officer of Intellicoat $500,000 in cash in exchange for a promissory note. The outstanding principal accrues interest at 7.50% per annum, compounded annually. A minimum payment of $480,000 is due and payable on July 31, 1999. The balance of principal and interest, if any, is due and payable on July 31, 2000. The $500,000 note has been included in other current assets at October 31, 1998.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture, computers, machinery and equipment. Leasehold improvements are amortized over the lesser of the economic life of the improvement or the life of the lease on a straight-line basis.

INTANGIBLE ASSETS

     Intangible assets represent the excess of acquisition costs over the estimated fair value of net assets acquired and consist of covenants not to compete, customer bases, work forces in place, trademarks, developed technology and goodwill. These assets are amortized on a straight-line basis over periods ranging from five to twenty years based on their estimated useful lives. The Company reviewed intangible assets for the possibility of impairment and determined that there was no impairment of intangible assets as of October 31, 1998.

DEFERRED REVENUE

     Cash received in advance of services performed or shipment of products, primarily hybrid corn seed, are recognized as a liability and recorded as deferred revenue. At October 31, 1998 approximately $2.5 million has been recognized as a liability for advances on future hybrid corn seed shipments.

PER SHARE INFORMATION

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Due to the Company's net loss in all periods presented, net loss per share includes only weighted average shares outstanding. All earnings per share amounts for all periods have been presented in accordance with SFAS No. 128 requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

2.   BUSINESS ACQUISITIONS

     On April 18, 1997, the Company acquired Dock Resins Corporation ("Dock Resins") a privately-held manufacturer and marketer of specialty acrylics and other polymers located in Linden, New Jersey for $15.8 million, comprised of $13.7 million in cash, a secured promissory note paid in January 1998 and direct acquisition costs along with 396,039 shares of common stock valued at $2.1 million. A payable of $9.5 million was recorded as of the acquisition date to recognize the promissory note and other liabilities related to the acquisition. A marketable investment of $8.8 million was set aside as security for payment of the promissory note, and subsequently used to pay off the promissory note in January 1998. In addition, $1.5 million of the cash consideration and all of the equity consideration was set aside in escrow to cover future costs associated with obligations under the representations and warranties made by the shareholder of Dock Resins in connection with the acquisition. During fiscal year 1998, approximately $460,000 of cash was drawn down from the escrow account to pay for obligations under the agreement. The escrow account expires on April 18, 2002. Management determined the portion of the purchase price allocable to in-process research and development based on the assessment of the technology and the effort required to complete the technology and sought advice from an independent appraiser with respect to the value of the in-process research and development. This assessment resulted in a $3.0 million charge during fiscal year 1997 as required under generally accepted accounting principles. Such in-process technology was determined to have no alternative future uses. The acquisition was accounted for using the purchase method.

     On September 30, 1997, Intellicoat acquired Williams & Sun, Inc. d/b/a Fielder's Choice Hybrids ("Fielder's Choice") a privately-held direct marketer of hybrid seed corn, located in Monticello, Indiana for $8.8 million, comprised of $3.6 million in cash and direct acquisition costs along with 1,425,648 shares of Common Stock valued at approximately $5.2 million. Terms of the agreement include additional consideration up to $2.4 million in the form of a cash earn-out based on the future performance of the Fielder's Choice business. During fiscal year 1998, additional earn-out was paid in the amount of $390,000. The acquisition was accounted for using the purchase method.

     The following pro-forma summary of consolidated revenues, net loss and net loss per share for fiscal years 1997 and 1996 assumes the Dock Resins and Fielder's Choice acquisitions occurred on November 1, 1995. These pro-forma results, which excludes the purchased in-process research and development charge in fiscal year 1997, have been prepared for comparative purposes only and are not necessarily indicative of the Company's financial results if the acquisition had taken place at the beginning of fiscal year 1996 or of future results.

                                                   Fiscal Year Ended
                                        ----------------------------------------
                                                1997                  1996
                                               -----                  ----
                                        (in thousands, except per share amounts)
           Revenues                         $     27,119          $     24,024
           Net loss                         $     (6,598)         $     (4,799)
           Net loss per share               $      (0.52)         $      (0.50)

3.   DISCONTINUED OPERATIONS

     In fiscal year 1997, the Company entered into an agreement with Bissell Healthcare Corporation ("Bissell") to sell substantially all of the net assets of QuickCast for $950,000 in cash plus royalties on future sales through August 28, 2007. As a result, the operations of the QuickCast product line for fiscal years 1997 and 1996 have been classified as discontinued in the consolidated statements of operations. During fiscal year 1998, the Company recognized $20,000 of royalties income related to this agreement.

4.   COLLABORATIVE AGREEMENTS

     To facilitate the commercialization of its products, the Company has established a number of strategic alliances in which the Company receives license payments, research and development funding and/or future royalties in exchange for certain technology or marketing rights.

HITACHI CHEMICAL. The Company has entered into two separate collaborations with Hitachi Chemical in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement for seven years with Hitachi Chemical in the industrial adhesives area. The agreement provides Hitachi Chemical with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable.

     On August 10, 1995, the Company entered into the second collaboration with Hitachi Chemical in the Intelimer Polymer Systems area. The agreement provided Hitachi Chemical with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi Chemical for at least seven years after commercialization. In addition, Hitachi Chemical also received limited options and rights for certain other technology applications in its Asian territory. Landec received an up-front license payment upon signing this agreement and research and development funding over three years and is entitled to receive future royalties based on net sales by Hitachi Chemical of the licensed products. Any fees paid to the Company are non-refundable. This agreement was converted to a non-exclusive agreement, at the request of Hitachi Chemical, except for one application field and five products, where Hitachi Chemical retains an exclusive right to use and sell for an additional year (through August, 1999). In conjunction with this agreement, Hitachi Chemical purchased 189,723 shares of Series E Preferred Stock for $1.5 million which converted into 189,723 shares of common stock upon the Company's initial public offering.

BFGOODRICH. On October 13, 1993, the Company entered into a collaboration with BFGoodrich. The agreement was amended on July 29, 1995 and again in March 1996, and provides BFGoodrich with a nonexclusive worldwide (excluding
Asia) license to use and sell selective Intelimer polymer catalyst systems in several industrial applications. Landec received an up-front license payment upon signing and additional license fees upon achieving certain development milestones. Under the agreement, development was funded by BFGoodrich for the first year, was extended to subsequent years, and was concluded during the second quarter of fiscal year 1996. Any fees paid to the Company are non-refundable.

NITTA. On March 14, 1995, the Company entered into a license agreement with Nitta Corporation ("Nitta") in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. In addition, Nitta also received limited options for certain other technology applications in its Asian territory. This agreement is terminable at Nitta's option. In March 1996, this agreement was expanded to provide Nitta an exclusive license to use and sell products based on the Company's Intelimer materials in the medical adhesives area in certain Asian countries. The Company received up-front license fees upon execution of the expanded agreement and research and development payments and is entitled to receive future royalties under this agreement. Nitta and the Company also entered into another exclusive agreement on January 1, 1998 in the area of industrial adhesives specific to one field of electronic polishing adhesives. The Company received research and development payments as a part of this agreement. Any funds paid to the Company are non-refundable.

ALCON. In December 1997, the Company granted an exclusive world-wide license to Alcon, a wholly-owned subsidiary of Nestle S.A., to register, manufacture, promote and market the PORT ophthalmic devices in exchange for an upfront license fee of $500,000 in cash and future license revenue based on achieving certain milestones, research and development revenue, and royalties on the sale of commercial products. In November 1998, the Company received an additional cash payment of $1 million ($750,000 net of related costs) upon meeting a certain milestone.

5.   AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities (in thousands):

                                                                        GROSS         GROSS
                     OCTOBER 31, 1998                                 UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                     AMORTIZED COST     GAINS         LOSSES          VALUE
                                                     --------------  ------------  -----------   ---------------

 U.S. government and agency obligations..........    $       996     $        --   $        --   $       996
 U.S. states or political subdivisions
    obligations..................................            359              --            --           359
 Corporate debt securities.......................          1,987               3            --         1,990
                                                     --------------  ------------  -----------   ---------------
 Total securities................................    $     3,342     $         3   $        --   $     3,345
                                                     --------------  ------------  -----------   ---------------
                                                     --------------  ------------  -----------   ---------------


 Amounts included in:
 Cash equivalents................................    $     2,353     $        --   $        --   $     2,353
 Short-term investments..........................            989               3            --           992
                                                     --------------  ------------  -----------   ---------------

 Total securities................................    $     3,342     $         3   $        --   $     3,345
                                                     --------------  ------------  -----------   ---------------
                                                     --------------  ------------  -----------   ---------------

                 OCTOBER 31, 1997

 U.S. government and agency obligations..........    $     6,841     $         9   $        --   $     6,850
 Corporate debt securities.......................          3,987               2            --         3,989
                                                     --------------  ------------  -----------   ---------------
 Total securities................................    $    10,828     $        11   $        --   $    10,839
                                                     --------------  ------------  -----------   ---------------
                                                     --------------  ------------  -----------   ---------------

 Amounts included in:
 Cash equivalents................................    $     1,333     $        --   $        --   $     1,333
 Short-term investments..........................          9,495              11            --         9,506
                                                     --------------  ------------  -----------   ---------------

 Total securities................................    $    10,828             $11   $        --   $    10,839
                                                     --------------  ------------  -----------   ---------------
                                                     --------------  ------------  -----------   ---------------

The contractual maturities of debt securities included in short-term investments at October 31, 1998 are all due within one year.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                             OCTOBER 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
 Land and buildings................................  $    3,132    $    1,347
 Leasehold improvements............................       1,291         1,178
 Computer, machinery and equipment and autos.......       5,293         4,339
 Furniture and fixtures............................         291           225
 Construction in process...........................       1,651           470
                                                     ------------  ------------
                                                         11,658         7,559
 Less accumulated depreciation and amortization....      (3,378)       (2,536)
                                                     ------------  ------------
                                                     $    8,280    $    5,023
                                                     ------------  ------------
                                                     ------------  ------------

     There were no capital leases at October 31, 1998.

     Depreciation expense for fiscal years 1998, 1997 and 1996 was $844,000, $603,000 and $397,000, respectively.

7.   INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                         OCTOBER 31,
                                                 --------------------------
                                                     1998          1997
                                                 ------------  ------------
            Developed technology............      $  5,036       $   5,036
            Trademark.......................         4,975           4,975
            Customer base...................         2,396           2,396
            Workforce in place..............           910             910
            Covenants not to compete........           277             277
            Goodwill........................         2,116           1,726
                                                 ------------  ------------
                                                    15,710          15,320
            Less accumulated amortization...        (1,455)           (335)
                                                 ------------  ------------
                                                  $ 14,255       $  14,985
                                                 ------------  ------------
                                                 ------------  ------------

     Amortization expense for fiscal years 1998, 1997 and 1996 was $1,120,000, $335,000 and $0, respectively.

8.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

     Upon closing of the Company's initial public offering in February 1996, all outstanding shares of redeemable convertible preferred stock (an aggregate of 6,674,415 shares) were converted into 6,674,415 shares of common stock.

     In connection with the sale of Series D preferred stock in July 1993, the Company issued warrants to purchase 186,349 shares of common stock at an exercise price of $4.31 per share for $5,357 in cash. In a cashless exercise during fiscal year 1998, 46,587 shares were issued in exchange for the warrants.

9.   SHAREHOLDERS' EQUITY

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

     In October 1998, certain directors and officers of the Company purchased 200,425 shares of common stock for between $3.75 and $3.94 per share for $776,000. At October 31, 1998, certain directors and officers of the Company were obligated to the Company for $291,000 relating to this issuance. This amount was recorded to shareholders' equity at October 31, 1998. The outstanding balances were paid in full by December 1998.

     The Company has 3,954,046 common shares reserved for future issuance under Landec Corporation stock option plans and employee stock purchase plans.

     The Company established the 1988 Stock Option Plan under which the Board of Directors may grant incentive stock options or nonqualified stock options to its employees and outside consultants. This plan was terminated during fiscal year 1998. As of October 31, 1998, the Company had reserved 1,574,161 shares of common stock for issuance under the plan. The exercise price of incentive stock options and nonqualified stock options may be no less than 100% and 85%, respectively, of the fair market value of the Company's common stock as determined by the Board of Directors. Options are exercisable upon grant and generally vest ratably over four years (commencing one year after an employee's hire date) and are subject to repurchase, if exercised before being vested.

     In December 1995, the Board also approved the adoption of the 1995 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, as amended in 1998, authorizes the issuance of 400,000 shares under the plan.
 The Directors' Plan provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company's common stock on the date the options are granted. Options granted under this plan are exerciseable and vest upon grant. All directors' stock option grants outstanding on December 4, 1997 with an exercise price greater than $6.75, were repriced to $6.75 per share, the fair market value of the Company's common stock on April 15, 1998, the date of the annual shareholders' meeting.

     In September 1996, the Board approved the 1996 Non-Executive Stock Option Plan which authorizes the issuance of 750,000 shares under the plan. The Board of Directors may grant non-qualified stock options to employees and outside consultants who are not officers or directors of the Company. The exercise price of the options will be equal to the fair market value of the Company's common stock on the date the options are granted. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

     In November 1996, the Company's Board of Directors approved the 1996 Stock Option Plan. The plan, as amended, authorizes the issuance of 1,500,000 shares of Landec common stock under the plan. The Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec's common stock on the date the options are granted. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

     In January 1997, the company effected an option repricing program to allow non-officer employees and outside consultants who were issued options under the 1988 Stock Option Plan at an exercise price above $14.50 per share to exchange their out-of-money stock options for the same number of options at a more favorable exercise price. Under this repricing program, one new option could be obtained for every option cancelled. The exercise price of the new option was based on the fair market value of the Company's common stock on the date the old options were exchanged. The new options vest ratably over four years (commencing one year from January 7, 1997, the repricing date) and are subject to repurchase if exercised before being vested. As a result of this repricing program, options to purchase 58,250 shares were repriced.

     In January 1998, the Company effected another option repricing program to allow employees, directors and officers who were issued options under the 1988 Stock Option Plan and 1996 Non-Executive Stock Option Plan and 1996 Stock Option Plan at an exercise price above $5.00 per share to exchange their out-of-money stock options for the same number of options at a more favorable exercise price. The officers and directors repricing was approved at the April 15, 1998 shareholders' meeting. Under this repricing program, one new option could be obtained for every option cancelled. The exercise price of the new option was based on the higher of fair market value of the Company's common stock on the date the old options were exchanged, or $5.00 per share. The new options vest ratably over four years (commencing December 4, 1997, the repricing date) and are subject to repurchase if exercised before being vested. As a result of this repricing program and the repricing of the options issued under the 1995 Directors' Plan, options to purchase 753,100 shares were repriced.

     Activity under all Landec Stock Option Plans is as follows:

                                                                           Outstanding Options
                                                                   -------------------------------------
                                                    Options                               Weighted
                                                   Available            Number             Average
                                                   for Grant           of Shares       Exercise Price
           ---------------------------------------------------------------------------------------------
           Balance at October 31, 1995              325,483           1,211,919              $0.79
           Additional shares reserved               950,000                  --              --
           Options granted                         (128,959)            128,959             $15.91
           Options exercised                             --            (131,537)             $0.64
           Options forfeited                         30,993             (30,993)             $1.05
           -------------------------------------------------------------------------
           Balance at October 31, 1996            1,177,517           1,178,348              $2.46
           Additional shares reserved               750,000                  --              --
           Options granted                       (1,070,300)          1,070,300              $8.63
           Options exercised                             --             (95,592)             $0.78
           Options forfeited                        158,384            (158,384)             $6.88
           Options canceled                          58,250             (58,250)            $19.11
           -------------------------------------------------------------------------
           Balance at October 31, 1997            1,073,851           1,936,422              $5.11
           Additional shares reserved               950,000                  --              --
           Options granted                       (1,584,828)          1,584,828              $5.12
           Options exercised                             --            (163,394)             $0.69
           Options forfeited                        123,851            (123,851)             $6.46
           Options canceled                         753,100            (753,100)             $9.84
           Expired in 1988 Plan                     (60,633)                 --              --
           -------------------------------------------------------------------------
           Balance at October 31, 1998            1,255,341           2,480,905              $3.90

     At October 31, 1998, 1997 and 1996, options to purchase 1,101,387, 902,135 and 744,355 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

     For options granted through October 31, 1998, the Company recognized an aggregate of $451,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock not issueable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options. Total deferred compensation expense recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal 1998 was $112,000 and for 1997 and 1996 was $113,000 for each year.

     The following tables summarize information about Landec options outstanding and exerciseable at October 31, 1998.

                                OPTIONS OUTSTANDING
          -----------------------------------------------------------------
                                                  Weighted
                                                  Average       Weighted
                                                Contractual      Average
                 Range of            Number         Life        Exercise
             Exercise Prices       of Shares     (in years)       Price
          ----------------------- ------------- ------------- --------------
            $0.5800 - $0.5800         400,649        3.83          $0.58
            $0.8600 - $1.4400         345,956        6.47          $1.11
            $3.5000 - $4.8750          48,836        9.32          $4.03
            $5.0000 - $5.0000       1,315,848        9.12          $5.00
            $5.1250 - $6.7500         309,450        8.78          $5.94
            $7.0000 - $9.3400          60,166        8.31          $7.60
                                  -------------
            $0.5800 - $9.3400       2,480,905        7.83          $3.90

                                OPTIONS EXERCISEABLE
          -----------------------------------------------------------------
                                                            Weighted
                 Range of               Number               Average
             Exercise Prices           of Shares         Exercise Price
          ----------------------- -------------------- --------------------
            $0.5800 - $0.5800           400,649               $0.58
            $0.8600 - $1.4400           302,063               $1.10
            $3.5000 - $4.8750             4,006               $4.24
            $5.0000 - $5.0000           195,246               $5.00
            $5.1250 - $6.7500           171,886               $6.32
            $7.0000 - $9.3400            27,537               $7.87
                                  --------------------
            $0.5800 - $9.3400         1,101,387               $2.60

EMPLOYEE STOCK PURCHASE PLAN.   In December 1995, the Board approved the
adoption of the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), which authorizes the issuance of 300,000 shares under the plan. The Purchase Plan permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of October 31, 1998, 82,198 shares have been issued under the Purchase Plan.

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

                                                                     Outstanding Options
                                                          ------------------------------------------
                                            Options
                                           Available        Number of Shares     Weighted Average
                                        ----------------  --------------------  -------------------
          Balance at October 31, 1996      2,000,000                  0                 --
          Options granted                 (1,239,300)         1,239,300                $0.12
          Options forfeited                    3,300             (3,300)               $0.12
                                        ----------------  --------------------
          Balance at October 31, 1997        764,000          1,236,000                $0.12

          Options granted                    (59,900)            59,900                $0.20
          Options forfeited                   11,800            (11,800)               $0.20
                                        ----------------  --------------------
          Balance at October 31, 1998        715,900          1,284,100                $0.12


     At October 31, 1998 options to purchase 667,235 shares with an average exercise price of $0.11 per share of Intellicoat's common stock were vested. Through October 31, 1998 no Intellicoat options have been exercised. For the options outstanding at October 31, 1998, 1,033,000 shares were granted with an exercise price of $0.10 and 251,100 shares were granted with an exercise price of $0.20.

PRO FORMA INFORMATION. The Company has elected to follow APB 25 in accounting for its employee stock option because, as discussed below, the alternative fair value accounting provided for under SFAS 123 required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in the Company's financial statements unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

     Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans and employee stock purchase plan under the fair value method and the Intellicoat Stock Plan under the minimum value method prescribed by SFAS No.
123. The fair value of options granted in fiscal years 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                             LANDEC                                         LANDEC
                                     EMPLOYEE STOCK OPTIONS                       STOCK PURCHASE PLAN SHARES
------------------------------ ----------------------------------------------------------------------------------
YEARS ENDED OCTOBER 31,           1998        1997         1996                  1998         1997        1996
                                  ----        ----         ----                  ----         ----        ----
Expected life (in years)          3.91        4.33         2.70                   .50         .47         .44
Risk-free interest rate          5.62%        6.16%       6.28%                  5.37%       5.30%       5.28%
Volatility                        .44          .40         .40                    .44         .40         .40
Dividend yield                     0%          0%           0%                    0%           0%          0%

     The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Intellicoat options granted in fiscal year 1998 and 1997. The volatility for the Intellicoat options is assumed to be zero since Intellicoat stock is not publicly traded.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 1998, 1997 and 1996 was $1.67, $2.50 and $4.92 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal year 1998, 1997 and 1996 was $5.86, $7.00 and $15.50 per share, respectively. The weighted average estimated fair value of Landec employee stock options granted above grant date market prices during fiscal years 1998, 1997 and 1996 was $7.84, $3.05 and $6.22 per share, respectively.
 The weighted average exercise price of employee stock options granted above grant date market prices during fiscal year 1998, 1997 and 1996 was $5.00, $12.00 and $20.16 per share, respectively. The weighted average estimated fair value of shares granted under the Landec Stock Purchase Plan during fiscal years 1998, 1997 and 1996 was $1.57, $2.26 and $3.15 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

               YEARS ENDED OCTOBER 31,                  1998              1997             1996
               ----------------------------------- ---------------- ----------------- ----------------
               Pro forma net loss                     $(4,355)          $(9,554)         $(4,437)
               Pro forma net loss per share            $(0.34)          $(0.86)           $(0.58)

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to October 31, 1995, the pro forma effect will not be fully reflected until 1999.

10.  DEBT

     In December 1997, Dock Resins entered into a loan and security agreement which provides for a long-term loan and a short-term revolving line of credit with a bank. Both the long-term loan and the short-term revolving line of credit are collateralized by a security interest in substantially all of the assets of Dock Resins. The Company pays interest on its long-term debt at an 8.19% fixed rate.

     From time to time the Company enters into equipment financing agreements when interest rates and payment terms are favorable. At October 31, 1998, the Company had approximately $61,000 of equipment loans outstanding.

     LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             OCTOBER 31,
                                                                                1998
                                                                           (in thousands)
                                                                          ---------------
    Bank term loan; principal payable in monthly installments of
        $15,278 beginning February 1, 1999 through January, 2006 with
        the balance due January 31, 2006; interest is paid monthly          $    2,750
    Equipment financing agreements                                                  61
    Less current portion                                                          (156)
                                                                          ---------------
                                                                            $    2,655
                                                                          ---------------
                                                                          ---------------

     Maturities of long-term debt are as follows (in thousands):

                           FY 1999               $156
                           FY 2000                201
                           FY 2001                201
                           FY 2002                190
                           FY 2003                183
                           Thereafter           1,880
                                                -----
                                               $2,811

     The long-term loan limits dividend payments and contains various financial covenants including minimum working capital levels, net worth and debt service ratio for Dock Resins.

     SHORT-TERM DEBT

     The short-term revolving line of credit allows for borrowings of up to $1,250,000. The interest rate on the revolving line of credit is principally charged at the LIBOR rate plus 1.75%. The revolving line of credit expires on January 31, 2000, and contains certain restrictive covenants which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. No amounts were outstanding on the revolving line of credit at October 31, 1998.

     Interest paid on the long-term loan during the year ended October 31, 1998 was $35,000.

11.  INCOME TAXES

     The Company's provision for income taxes of $150,000 for the year ended October 31, 1998 is attributable to state taxes. As of October 31, 1998, the Company had net operating loss carryforwards of approximately $25.4 million for federal income tax purposes. The Company also had federal research and development tax credit carryforwards of approximately $1.0 million. The net operating loss carryforwards will expire at various dates beginning in 2002 through 2013, if not utilized.

     Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                         YEARS ENDED OCTOBER 31,
                                                      ---------------------------
                                                          1998          1997
                                                          ----          ----
         Deferred tax assets:
           Net operating loss carryforwards........... $   9,000     $   7,700
           Research credit carryforwards..............     1,400         1,000
           Capitalized research costs.................     1,400         1,700
           In-process research costs..................     1,000         1,400
           Other - net................................     1,000         2,100
                                                       ----------------------------
        Total deferred tax assets.....................    13,800        13,900
        Valuation allowance...........................   (13,800)      (13,900)
                                                       ----------------------------
        Net deferred tax assets....................... $      --     $      --
                                                       ----------------------------
                                                       ----------------------------

     Due to the Company's absence of earning history, the net deferred tax asset has been fully offset by a valuation allowance.

     The valuation allowance increased by $4,700,000 during the fiscal year ended October 31, 1997.

12.  COMMITMENTS

     LEASES

     The Company leases office and laboratory space and certain equipment. Rent expense for the years ended October 31, 1998, 1997 and 1996 was approximately $481,000, $392,000 and $370,000 respectively.

     Future minimum lease obligations as of October 31, 1998 under all leases are as follows (in thousands):

                                                          OPERATING LEASES
                                                          -----------------
 1999...................................................    $       419
 2000...................................................            420
 2001...................................................            433
 2002...................................................             72
                                                          -----------------
 Total minimum lease payments...........................    $     1,344
                                                          -----------------
                                                          -----------------

     Under the terms of the acquisition of Dock Resins (see Note 2), the shareholder of Dock Resins has indemnified the Company with regard to expenditures subsequent to the acquisition for certain environmental matters relating to circumstances existing at the time of the acquisition. To cover any such cost, an escrow for $1.5 million in cash and all of the equity consideration was set aside. During fiscal year 1998, approximately $460,000 of cash was drawn down from the escrow account to pay for obligations under the acquisition agreement. Any cost not paid by the shareholder of Dock Resins is not expected to have a material effect on consolidated operations or financial position of the Company.

13.  BUSINESS SEGMENT REPORTING

     The Company reports its operations in three business segments: the Food Technology and Packaging segment, the Agricultural Seed Technology and Distribution segment and the Industrial High Performance Materials segment. The Food Technology and Packaging segment manufactures and sells film packages applied with the Intellipac breathable membrane to the fresh-cut produce industry. The Agricultural Seed Technology and Distribution segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using the Company's proprietary Intelimer polymers. The Industrial High Performance Materials segment manufactures and sells specialty acrylics and polymers to the coating, laminating, adhesive and printing industries.

     Corporate and other amounts include corporate operating costs and net interest income. Assets classified as corporate and other amounts consist primarily of cash and marketable securities.

Operations by Business Segment (in thousands):

                                                              AGRICULTURAL
                                                                 SEED         INDUSTRIAL
                                                  FOOD         TECHNOLOGY       HIGH
                                               TECHNOLOGY         AND        PERFORMANCE    CORPORATE
1998                                         AND PACKAGING    DISTRIBUTION    MATERIALS     AND OTHER      TOTAL
-------------------------------------------- --------------- --------------- ------------- ------------- -----------
Net sales..................................  $   2,859       $   13,275      $ 16,153       $   1,229    $  33,516
Income (loss) from continuing operations...  $    (353)      $   (1,427)     $    179       $  (1,289)   $  (2,890)
Identifiable assets........................  $   1,513       $   14,356      $ 19,397       $   7,090    $  42,356
Depreciation and amortization..............  $     125       $      917      $    780       $     142    $   1,964
Capital expenditures.......................  $     142       $    1,389      $  2,298       $     271    $   4,100

1997
--------------------------------------------
Net sales..................................  $   1,201       $       70      $  8,137       $     108    $   9,516
Loss from continuing operations............  $    (837)      $   (1,756)     $ (3,930)      $  (1,063)   $  (7,586)
Identifiable assets........................  $     970       $   11,945      $ 15,209       $  22,036    $  50,160
Depreciation and amortization..............  $      76       $      157      $    444       $     261    $     938
Capital expenditures.......................  $     197       $      440      $    554       $     153    $   1,344

1996
--------------------------------------------
Net sales..................................  $     371       $      100      $  1,496       $     100    $   2,067
Income (loss) from continuing operations...  $ (1,099)       $     (461)     $    (60)      $  (1,203)   $  (2,823)
Identifiable assets........................  $     376       $       20      $    188       $  37,774    $  38,358
Depreciation and amortization..............  $      46       $        3      $     68       $     280    $     397
Capital expenditures.......................  $     129       $       19      $    137       $      82    $     367

     Revenues from customers representing 10% or more of total revenue during fiscal years 1998, 1997 and 1996 are as follows:

                                                       1998     1997      1996
                                                       ----     ----      ----
                    Customer:
A (Industrial High Performance Materials)               13%       25%       0%
B (Industrial High Performance Materials)                1%        3%      35%
C (Industrial High Performance Materials)                1%        5%      20%
D (Food Technology and Packaging)                        1%        1%      14%

     Export product sales were approximately $863,000, $421,000 and $136,000 in the years ended October 31, 1998, 1997 and 1996, respectively.

                               LANDEC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                  SCHEDULE II

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO
                                                  BEGINNING      COSTS AND                   BALANCE AT
                                                  OF PERIOD       EXPENSES     DEDUCTIONS   END OF PERIOD
                                                  ----------     ----------    ----------   -------------
Year ended October 31, 1996
     Allowance for doubtful accounts............. $    32         $   --        $   --        $  32
Year ended October 31, 1997
     Allowance for doubtful accounts............. $    32         $   --        $   (5)       $  27
Year ended October 31, 1998
     Allowance for doubtful accounts............. $    27         $   31        $   (8)       $  50

(b) No reports on Form 8-K were filed by the Company during the period August 1, 1998 to October 31, 1998.

(c)  Index of Exhibits

     2.1(6)      Stock Purchase Agreement by and among the Registrant, Dock
                 Resins Corporation and A. Wayne Tamarelli dated as of April
                 18, 1997.
     2.2(7)      Agreement and Plan of Reorganization by and among the
                 Registrant, Intellicoat Corporation, Williams & Sun, Inc.
                 (d/b/a Fielder's Choice Hybrids) and Michael L. Williams dated as of August 20, 1997.
     3.1(1)      Amended and Restated Bylaws of Registrant.
     3.2(2)      Ninth Amended and Restated Articles of Incorporation of
                 Registrant.
     10.1(3)     Form of Indemnification Agreement.
     10.2(3)     1988 Stock Option Plan and form of Option Agreements.
     10.3(4)     1995 Employee Stock Purchase Plan, as amended, and form of
                 Subscription Agreement.
     10.4(4)     1995 Directors' Stock Option Plan, as amended, and form of
                 Option Agreement.
     10.6(3)     Industrial Real Estate Lease dated March 1, 1993 between the
                 Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the
                 Wayne R. Brown & Bibbits Brown Living Trust dated December 30,
                 1987.
     10.14(4)    Consulting Agreement dated May 1, 1996 between the Registrant and Richard Dulude.
     10.15(4)    1996 Intellicoat Stock Option Plan and form of Option
                 Agreements.
     10.16(4)    1996 Non-Executive Stock Option Plan and form of Option
                 Agreements.
     10.17(5)    1996 Stock Option Plan and Form of Option Agreement.
     10.18(8)*   Asset Purchase Agreement between Bissell Healthcare
                 Corporation and the Registrant, dated as of August 28, 1997.
     10.19(8)*   Technology License Agreement between Bissell Healthcare
                 Corporation and the Registrant, dated as of August 28, 1997.
     10.20(8)*   Supply Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997.
     10.21(9)    Employment Agreement between the Registrant and A. Wayne
                 Tamarelli dated as of April 18, 1997.
     10.22+      Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase.
     10.23+      Loan agreement between Registrant and  Michael Williams dated
                 October 1, 1998.
     21.1        Subsidiaries of the Registrant.

                       Subsidiary                    State of Incorporation
                       ----------                    ----------------------
                 Intellicoat Corporation                    Delaware
                 Dock Resins Corporation                   New Jersey
     23.1+       Consent of Independent Auditors.
     24.1+       Power of Attorney.  See page 55.
     27.1+       Financial Data Schedule

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

     (6) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

     (7) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 10-Q for the quarter ended July 31, 1997.

     (8) Incorporated by reference to the identically numbered exhibits filed with the Registrant's Form 8-K dated August 28, 1997.

     (9) Incorporated by reference to Exhibit C to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

     *  Confidential treatment requested.
     +  Filed herewith.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 28, 1999.

                              LANDEC CORPORATION

                              By:   /s/ Joy T. Fry
                                   ------------------------------------------
                                   Joy T. Fry
                                   VICE PRESIDENT OF FINANCE AND
                                   ADMINISTRATION AND CHIEF FINANCIAL OFFICER


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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

            SIGNATURE                        TITLE                   DATE
            ---------                        -----                   ----

        /s/ Gary T. Steele
--------------------------------
          Gary T. Steele         President and Chief Executive  January 28, 1999
                                 Officer (Principal Executive
                                 Officer)

          /s/ Joy T. Fry
--------------------------------
            Joy T. Fry           Vice President of Finance and  January 28, 1999
                                 Administration and Chief
                                 Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)

       /s/ Kirby L. Cramer
--------------------------------
         Kirby L. Cramer         Director                       January 28, 1999

        /s/ Richard Dulude
--------------------------------
          Richard Dulude         Director                       January 28, 1999

      /s/ Stephen E. Halprin
--------------------------------
        Stephen E. Halprin       Director                       January 28, 1999

     /s/ Richard S. Schneider
--------------------------------
       Richard S. Schneider      Director                       January 28, 1999

        /s/ Ray F. Stewart
--------------------------------
          Ray F. Stewart         Director                       January 28, 1999

        /s/ Damion Wicker
--------------------------------
          Damion Wicker          Director                       January 28, 1999