Form 10-Q
period 1999-01-31
LANDEC CORP \CA\
filed 1999-03-15
CIK 1005286

    This document consists of 27 pages, of which this is page number 1. The index to Exhibits is on Page 19.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED JANUARY 31, 1999, or

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

As of March 5, 1999, 13,251,615 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                FORM 10-Q For the Quarter Ended January 31, 1999

                                      INDEX
                                                                                                               Page
               Facing sheet                                                                                      1

               Index                                                                                             2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of January 31, 1999 and October 31, 1998          3

               b)     Consolidated statements of operations for the three months ended January 31, 1999
                      and 1998                                                                                   4

               c)     Consolidated statements of cash flows for the three months ended January 31, 1999 and
                      1998                                                                                       5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       15

PART II.       OTHER INFORMATION                                                                                16

Item 1.        Legal Proceedings                                                                                16

Item 2.        Changes in Securities and Use of Proceeds                                                        16

Item 3.        Defaults Upon Senior Securities                                                                  16

Item 4.        Submission of Matters to a Vote of Security Holders                                              16

Item 5.        Other Information                                                                                17

Item 6.        Exhibits and Reports on Form 8-K                                                                 17

               a)     Exhibits                                                                                  17

               b)     Reports on Form 8-K                                                                       17

               Signature                                                                                        18

               Index to Exhibits                                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            January 31,       October 31,
                                                                                1999              1998
                                                                          --------------    --------------
                                                   ASSETS
Current Assets:
     Cash and cash equivalents                                            $      8,988      $      9,185
     Short-term investments                                                         --               992
     Accounts receivable, net                                                    2,830             2,808
     Inventories                                                                 8,752             4,676
     Deferred advertising                                                          475               394
     Prepaid expenses and other current assets                                   2,140             1,728
                                                                          -------------     ---------------
Total Current Assets                                                            23,185            19,783

Property and equipment, net                                                      8,844             8,280
Intangible assets, net                                                          13,973            14,255
Other assets                                                                        38                38
                                                                          -------------     ---------------
                                                                          $     46,040     $      42,356
                                                                          -------------     ---------------
                                                                          -------------     ---------------
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                     $      1,169      $      1,399
     Accrued compensation                                                          873             1,017
     Other accrued liabilities                                                     789               942
     Deferred revenue                                                            7,839             2,499
     Current portion of long term debt                                             128               156
                                                                          -------------     ---------------
Total Current Liabilities                                                       10,798             6,013

Long term debt                                                                   2,679             2,655

Shareholders' Equity:
     Preferred stock                                                                --                --
     Common stock                                                               77,020            76,821
     Notes receivable from shareholders                                             --              (291)
     Deferred compensation                                                         (57)              (86)
     Accumulated deficit                                                       (44,400)          (42,756)
                                                                          -------------     ---------------
Total Shareholders' Equity                                                      32,563            33,688
                                                                          -------------     ---------------
                                                                          $     46,040     $      42,356
                                                                          -------------     ---------------
                                                                          -------------     ---------------


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              Three Months Ended January 31,
                                                                                  1999              1998
                                                                              -------------     -------------
Revenues:
     Product sales                                                            $     4,345       $     4,194
     License fees                                                                     750               500
     Research and development revenues                                                194               365
                                                                              -------------     -------------
Total revenues                                                                      5,289             5,059

Operating costs and expenses:
     Cost of product sales                                                          3,013             3,178
     Research and development                                                       1,456             1,210
     Selling, general and administrative                                            2,544             2,427
                                                                              -------------     -------------
Total operating costs and expenses                                                  7,013             6,815
                                                                              -------------     -------------
Operating loss                                                                     (1,724)           (1,756)

Interest income                                                                       141               252
Interest expense                                                                      (58)              (82)
                                                                              -------------     -------------

Net loss                                                                      $    (1,641)      $    (1,586)
                                                                              -------------     -------------
                                                                              -------------     -------------

Basic and diluted net loss per share                                          $      (.12)      $      (.12)
                                                                              -------------     -------------
                                                                              -------------     -------------

Shares used in computing basic and diluted net loss per share                      13,210            12,706
                                                                              -------------     -------------
                                                                              -------------     -------------



                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Three Months Ended January 31,
                                                                                    1999           1998
                                                                                ------------    -----------
Cash flows from operating activities:
Net loss                                                                        $   (1,641)     $   (1,586)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     519             487
     Amortization of deferred compensation                                              29              28
     Changes in current assets and liabilities:
         Accounts receivable                                                           (22)             78
         Inventory                                                                  (4,076)           (676)
         Deferred advertising                                                          (81)           (227)
         Prepaid seed corn                                                              --          (1,500)
         Prepaid expenses and other current assets                                    (412)           (511)
         Accounts payable                                                             (230)            690
         Accrued compensation                                                         (144)            (25)
         Other accrued liabilities                                                    (153)           (794)
         Deferred revenue                                                            5,340           5,296
                                                                                ------------    -----------
     Total adjustments                                                                 770           2,846
                                                                                ------------    -----------
Net cash provided by (used in) operating activities                                   (871)          1,260
                                                                                ------------    -----------

Cash flows from investing activities:
Decrease in other assets                                                                --              22
Purchases of property and equipment                                                   (801)           (414)
Purchases of available-for-sale securities                                              --            (573)
Sale of available-for-sale securities                                                   --           2,856
Maturities of available-for-sale securities                                            989           3,403
                                                                                ------------    -----------
Net cash provided by investing activities:                                             188           5,294
                                                                                ------------    -----------

Cash flows from financing activities:
Maturity of restricted investment                                                       --           8,837
Proceeds from sale of common stock                                                     199              92
Repayment of notes receivable from shareholders                                        291              --
Payment of payable related to acquisition                                               --          (9,189)
Payments of long term debt                                                              (4)             (1)
                                                                                ------------    -----------
Net cash provided by (used) in financing activities                                    486            (261)
                                                                                ------------    -----------

Net increase (decrease) in cash and cash equivalents                                  (197)          6,293

Cash and cash equivalents at beginning of period                                     9,185           5,163

                                                                                ------------    -----------
Cash and cash equivalents at end of period                                      $    8,988      $   11,456
                                                                                ------------    -----------
                                                                                ------------    -----------


                             SEE ACCOMPANYING NOTES.

                                 LANDEC CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED

1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 1999, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

          The results of operations for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice") revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second fiscal quarter).

2.   INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                 JANUARY 31,        OCTOBER 31,
                                                    1999               1998
                                                 -----------      --------------
     Raw materials..........................       $   779          $      663
     Work in process........................           283                 228
     Finished goods.........................         7,690               3,785
                                                 -----------      --------------
                                                   $ 8,752          $    4,676
                                                 -----------      --------------
                                                 -----------      --------------

3.   LICENSING OF PORT-TM- TECHNOLOGY

          In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon Laboratories, Inc. ("Alcon") in exchange for an upfront license fee of $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. During the first quarter of fiscal year 1999, the Company received an additional cash payment of $1.0 million ($750,000 net of related costs) upon meeting a certain milestone and recognized $127,000 in research and development revenues associated with this arrangement.

ITEM 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

          Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

OVERVIEW

          Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark-technology and related products. The Company has launched three product lines from this core development - QuickCast-Registered Trademark- splints and casts in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market in September 1995; and Intelimer Polymer Systems for the industrial specialties market in June 1997.

          Management has recently implemented a focused strategy of building strong, vertically integrated businesses in three industries: Food Technology and Packaging, Industrial High Performance Materials and Agricultural Seed Technology and Distribution. As part of this strategy, the Company has completed several strategic transactions. In April 1997, the Company acquired Dock Resins Corporation ("Dock Resins") and incorporated it into its Industrial High Performance Materials business. Dock Resins is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), the Company's subsidiary focused on Agricultural Seed Technology and Distribution, acquired Fielder's Choice, a direct marketer of hybrid corn seed. To remain focused on the three core businesses, during 1997 the Company licensed two of its healthcare products: in August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation ("Bissell") and in December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon.

          The Company has been unprofitable during each fiscal year since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through January 31, 1999, the Company's accumulated deficit was $44.4 million.

RESULTS OF OPERATIONS

          Total revenues were $5.3 million for the first quarter of fiscal year 1999 compared to $5.1 million for the first quarter of fiscal year 1998. Revenues from product sales increased to $4.3 million in the first quarter of fiscal year 1999 from $4.2 million in the first quarter of fiscal year 1998 due primarily to Intellipac breathable membrane product sales which increased from $743,000 in the first quarter of fiscal year 1998 to $1.0 million in the first quarter of fiscal year 1999, because of an increase in unit sales and the introduction of new Intellipac breathable membrane products. Revenues from license fees were $750,000 for the first quarter of fiscal year 1999 compared to $500,000 in the first quarter of fiscal year 1998. The increase in license fees revenue was due to a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter of fiscal year 1999 (see Note 3). Revenues from research and development funding were $194,000 for the first quarter of fiscal year 1999 compared to $365,000 for the first quarter of fiscal year 1998. The decrease in research and development revenues was primarily due to the expiration of a research and development agreement with Hitachi Chemical in July 1998.

          Cost of product sales consists of material, labor and overhead. Cost of product sales was $3.0 million for the first quarter of fiscal year 1999 compared to $3.2 million for the first quarter of fiscal year 1998. Cost of product sales as a percentage of product sales decreased to 69% in the first quarter of fiscal year 1999 from 76% in the first quarter of fiscal year 1998. The decrease in the cost of product sales as a percentage of product sales in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 was primarily the result of higher margins on the sales of Dock Resins products. The Company anticipates that gross margins would continue to improve
if sales volume increases in the Intellipac and Dock Resins products.   However,
longer-term improvement is unpredictable due to the early stage of commercialization of several of the Company's products.

          Research and development expenses were $1.5 million for the first quarter of fiscal year 1999 compared to $1.2 million for the first quarter of fiscal year 1998, an increase of 20%. The Company's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of the Company's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was primarily due to scale-up costs of products associated with Intelimer Polymer Systems and development costs in the Intellicoat-Registered Trademark- seed coatings area. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

          Selling, general and administrative expenses were $2.5 million for the first quarter of fiscal year 1999 compared to $2.4 million for the first quarter of fiscal year 1998, an increase of 5%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of increased sales and marketing expenses associated with increased marketing efforts at Fielder's Choice. Specifically, sales and marketing expenses increased to $1.5 million for the first quarter of fiscal year 1999 from $1.4 million for the first quarter of fiscal year 1998. The Company expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

          Net interest income was $83,000 for the first quarter of fiscal year 1999 compared to $170,000 for the first quarter of fiscal year 1998. Net interest income decreased primarily due to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

          As of January 31, 1999 the Company had cash, cash equivalents and short-term investments of $9.0 million, a net decrease of $1.2 million from $10.2 million as of October 31, 1998. This decrease was primarily due to cash used in operations of $871,000 and the purchase of $801,000 of property, plant and equipment partially offset by cash provided by financing activities of $486,000 from the sale of common stock and repayment of notes receivable from shareholders. The cash used in operation was primarily comprised of the operating loss and the increase in inventory from the purchase of corn seed by Fielder's Choice, partially offset by farmer deposits for corn seed to be delivered during the second quarter of fiscal year 1999.

          During the first quarter of fiscal year 1999, the Company purchased quality assurance equipment to support the development of Intellipac and Intellicoat products, and incurred building improvement and equipment upgrade expenditures at Dock Resins to expand capacity. These expenditures represented the majority of the $801,000 of property and equipment purchased during the first quarter of fiscal year 1999.

          The Company believes that existing cash and cash equivalents will be sufficient to finance its operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Dock Resins and Fielder's

Choice into Landec and Intellicoat, respectively; the decision to pursue additional acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

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

          HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT.   The Company has
incurred net losses in each fiscal year since its inception, including a loss of $1.6 million for the three months ended January 31, 1999, The Company's accumulated deficit as of January 31, 1999 totaled $44.4 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

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

          CUSTOMER CONCENTRATION. For the three months ended January 31, 1999, sales to the Company's top five customers accounted for approximately 55% of the Company's product sales with the top customer accounting for 21% of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

          PATENTS AND PROPRIETARY RIGHTS.   The Company's success depends in
large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.
There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. For example, in January 1996, the Company received a letter alleging that its Intellipac breathable membrane product infringes patents of another party. The Company has investigated this matter and believes that its Intellipac breathable membrane product does not infringe the specified patents of such party. The Company has received an opinion of patent counsel that the Intellipac breathable membrane product does not infringe any valid claims of such patents. No additional correspondence, other than the initial letter, has been received. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

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

          DEPENDENCE ON COLLABORATIVE PARTNERS AND LICENSEES.   The Company's
strategy for the development, clinical and field testing, manufacture, commercialization and marketing of certain of its current and future products includes entering into various collaborations with corporate partners, licensees and others. To date, the Company has entered into collaborative arrangements with The BFGoodrich Company and Hitachi Chemical in connection with its Intelimer Polymer Systems; Fresh Express Farms and Apio, Inc. in connection with its Intellipac breathable membrane products; Bissell in connection with the QuickCast splints and casts; Alcon in connection with the PORT ophthalmic devices; and Nitta Corporation and Hitachi Chemical in connection with its adhesive products. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop, market or pay any royalty fees related to products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as the Company no longer has control over the sales of such products since the sale of the QuickCast and the license of the PORT product lines.

          There can be no assurance that the Company's partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development, manufacturing, marketing or sale of its current and future products. There can be no assurance that the Company will be able to independently develop, manufacture, market, or sell its current and future products in the absence of such collaborative agreements and failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

          INTERNATIONAL OPERATIONS AND SALES.   In the first quarter of fiscal
year 1999 and 1998, approximately 4% and 8%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down on a percentage basis from historical levels, will continue to be an important component of its total revenues. The Company has recently entered into agreements with European distributors to sell certain products in the Industrial High Performance Materials market. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

          The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems. The Company has completed its inventory of all such systems and has begun testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The company anticipates this work will continue, with appropriate testing, remediation and/or replacement taking place during the second and third quarters of 1999. Possible risks of this process include, but are not limited to, the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

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

          Management believes that total Year 2000 costs will not exceed $300,000, most of which will be incurred in fiscal year 1999. The costs
associated with this effort are incremental to the Company.   As of January 31,
1999 the Company has not incurred any costs related to the Year 2000 issue. In addition to the costs mentioned above, the Company's capital spending for upgrading certain non-information systems to enhance the capabilities of those systems will be accelerated, in part, due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be under $500,000. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

          INTRODUCTION OF THE EURO. The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by April 1, 1999, and through the transition period. The delay in meeting legal requirements should not materially affect the Company as the Company does not expect to have any transactions in Europe prior to April 1, 1999. The Company does not expect the cost of any system modifications to be material or result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

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

          From February 1, 1996 to January 31, 1999, the Company incurred the following expenses in connection with the offering:



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

          The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to January 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


               Purchase and installment of machinery and equipment         $ 6,600,000
               Repayment of indebtedness                                   $   700,000
               Acquisitions of other businesses                            $17,700,000
               Working capital                                             $ 9,400,000
                                                                           -----------
                    Total                                                  $34,400,000


          Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          On February 11, 1999, the Board of Directors amended the 1996 Non-Executive Stock Option Plan to increase the number of shares reserved thereunder by 750,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               10.16(+)  1996 Non-Executive Stock Option Plan as amended
               27.1      Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the quarter ended January 31, 1999.



------------------------
(+) filed herewith

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


Date:     March 15, 1999

                                 LANDEC CORPORATION

                                 INDEX TO EXHIBITS


EXHIBIT                                                         SEQUENTIALLY
NUMBER                           EXHIBIT                       NUMBERED PAGE
------                           -------                       -------------
10.16        1996 Non-Executive Stock Option Plan, as  amended       20

27.1         Financial Data Schedule                                 27