Form 10-Q
period 1999-04-30
LANDEC CORP \CA\
filed 1999-06-11
CIK 1005286

             This document consists of 30 pages, of which this is page number 1. The index to Exhibits is on Page 22.


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED APRIL 30, 1999, or

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

         As of May 24, 1999, 13,266,012 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                 FORM 10-Q For the Quarter Ended April 30, 1999

                                      INDEX

                                                                                                               Page
               Facing sheet                                                                                      1

               Index                                                                                             2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of April 30, 1999 and October 31, 1998            3

               b)     Consolidated statements of operations for the three months and six months ended
                      April 30, 1999 and 1998                                                                    4

               c)     Consolidated statements of cash flows for the six months ended April 30, 1999 and 1998     5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       17

PART II.       OTHER INFORMATION                                                                                18

Item 1.        Legal Proceedings                                                                                18

Item 2.        Changes in Securities and Use of Proceeds                                                        18

Item 3.        Defaults Upon Senior Securities                                                                  18

Item 4.        Submission of Matters to a Vote of Security Holders                                              19

Item 5.        Other Information                                                                                19

Item 6.        Exhibits and Reports on Form 8-K                                                                 20

               a)     Exhibits                                                                                  20

               b)     Reports on Form 8-K                                                                       20

               Signature                                                                                        21

               Index to Exhibits                                                                                22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            April 30,       October 31,
                                                                               1999             1998
                                                                          -------------     ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                            $       7,539     $      9,185
     Short-term investments                                                          --              992
     Accounts receivable, net                                                     2,579            2,808
     Inventories                                                                  7,221            4,676
     Prepaid expenses and other current assets                                    1,872            2,122
                                                                          -------------     ------------
Total Current Assets                                                             19,211           19,783

Property and equipment, net                                                       9,376            8,280
Intangible assets, net                                                           14,068           14,255
Other assets                                                                         38               38
                                                                          -------------     ------------
                                                                          $      42,693     $     42,356
                                                                          -------------     ------------
                                                                          -------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                     $      1,424      $      1,399
     Accrued compensation                                                        1,010             1,017
     Other accrued liabilities                                                   1,315               942
     Deferred revenue                                                              125             2,499
     Current portion of long term debt                                             115               156
                                                                          -------------     ------------
Total Current Liabilities                                                        3,989             6,013

Long term debt                                                                   2,662             2,655

Shareholders' Equity:
     Preferred stock                                                                --                --
     Common stock                                                               77,021            76,821
     Notes receivable from shareholders                                             --              (291)
     Deferred compensation                                                         (30)              (86)
     Accumulated deficit                                                       (40,949)          (42,756)
                                                                          -------------     ------------
Total Shareholders' Equity                                                      36,042            33,688
                                                                          -------------     ------------
                                                                          $     42,693      $     42,356
                                                                          -------------     ------------
                                                                          -------------     ------------

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                      Three Months Ended April 30,         Six Months Ended April 30,
                                                         1999              1998              1999             1998
                                                     ------------      ------------      ------------     ------------
Revenues:
     Product sales                                   $    18,959       $    17,499       $    23,305      $    21,693
     License fees                                             --                --               750              500
     Research and development revenues                       167               422               361              787
                                                     ------------      ------------      ------------     ------------
Total revenues                                            19,126            17,921            24,416           22,980

Operating costs and expenses:
     Cost of product sales                                11,072            10,763            14,086           13,908
     Research and development                              1,470             1,425             2,926            2,635
     Selling, general and administrative                   3,179             3,085             5,723            5,545
                                                     ------------      ------------      ------------     ------------
Total operating costs and expenses                        15,721            15,273            22,735           22,088
                                                     ------------      ------------      ------------     ------------
Operating profit                                           3,405             2,648             1,681              892

Interest income                                              113               212               254              464
Interest expense                                             (63)              (23)             (121)            (105)
                                                     ------------      ------------      ------------     ------------
Income before provision for income taxes                   3,455             2,837             1,814            1,251
Provision for income taxes                                    (4)             (228)               (4)            (228)
                                                     ------------      ------------      ------------     ------------
Net income                                           $     3,451       $     2,609       $     1,810      $     1,023
                                                     ------------      ------------      ------------     ------------
                                                     ------------      ------------      ------------     ------------


Basic net income per share                           $       0.26      $       0.20      $       0.14     $       0.08
                                                     ------------      ------------      ------------     ------------
                                                     ------------      ------------      ------------     ------------

Diluted net income per share                         $       0.22      $       0.18      $       0.12     $       0.07
                                                     ------------      ------------      ------------     ------------
                                                     ------------      ------------      ------------     ------------

Shares used in computation of net income per share:
     Basic                                                 13,252            12,728            13,231           12,717
                                                     ------------      ------------      ------------     ------------
                                                     ------------      ------------      ------------     ------------
     Diluted                                               13,798            13,734            13,794           13,487
                                                     ------------      ------------      ------------     ------------
                                                     ------------      ------------      ------------     ------------

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Six Months Ended April 30,
                                                                                    1999            1998
                                                                                ------------    ------------
Cash flows from operating activities:
Net income                                                                      $    1,810      $    1,023
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                   1,032             964
     Amortization of deferred compensation                                              56              56
     Changes in current assets and liabilities:
         Accounts receivable                                                           229            (281)
         Inventory                                                                  (2,545)           (580)
         Prepaid expenses and other current assets                                     250             491
         Accounts payable                                                             (355)            202
         Accrued compensation                                                           (7)            122
         Other accrued liabilities                                                     373            (353)
         Deferred revenue                                                           (2,374)         (2,002)
                                                                                ------------    ------------
     Total adjustments                                                              (3,341)         (1,381)
                                                                                ------------    ------------
Net cash used in operating activities                                               (1,531)           (358)
                                                                                ------------    ------------
Cash flows from investing activities:
Decrease in other assets                                                                --              58
Purchases of property and equipment                                                 (1,561)         (1,214)
Purchases of available-for-sale securities                                              --          (2,079)
Sale of available-for-sale securities                                                   --           2,856
Maturities of available-for-sale securities                                            989           6,734
                                                                                ------------    ------------
Net cash provided by (used in) investing activities:                                  (572)          6,355
                                                                                ------------    ------------

Cash flows from financing activities:
Maturity of restricted investment                                                       --           8,837
Proceeds from sale of common stock                                                     200             108
Repayment of notes receivable from shareholders                                        291               8
Payment of payable related to acquisition                                               --          (9,189)
Proceed from issuance of long term debt                                                 --              29
Payments of long term debt                                                             (34)            (19)
                                                                                ------------    ------------
Net cash provided by (used in) financing activities                                    457            (226)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                (1,646)          5,771

Cash and cash equivalents at beginning of period                                     9,185           5,163

                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $    7,539      $   10,934
                                                                                ------------    ------------
                                                                                ------------    ------------

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1999, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

         The results of operations for the six month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice") revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second fiscal quarter).

2.   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                           APRIL 30,         OCTOBER 31,
                                             1999               1998
                                       ------------------ ------------------
 Raw materials.........................   $    1,057         $      663
 Work in process.......................          290                228
 Finished goods........................        5,874              3,785
                                       ------------------ ------------------
                                          $    7,221         $    4,676
                                       ------------------ ------------------
                                       ------------------ ------------------

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                    Three Months Ended April 30,        Six Months Ended April 30,
                                                       1999              1998              1999             1998
                                                  ---------------  ----------------  ----------------  ---------------
Numerator:
Net income for basic earnings per share           $     3,451      $     2,609       $     1,810       $     1,023
Less:  Minority interest in income of subsidiary         (408)            (134)             (103)              (40)
                                                  ---------------  ----------------  ----------------  ---------------
Net income for diluted earnings per share         $     3,043      $     2,475       $     1,707       $       983

Denominator:
Weighted average shares for basic net income
   per share                                           13,252           12,728            13,231            12,717
Effect of dilutive securities:
   Stock Options                                          546              969               563               750
   Warrants                                                --               37                --                20
                                                  ---------------  ----------------  ----------------  ---------------
Total dilutive common shares                              546            1,006               563               770

Weighted average shares for diluted net income
   per share                                           13,798           13,734            13,794            13,487

Basic net income per share                        $     0.26       $     0.20        $     0.14        $     0.08
Diluted net income per share                      $     0.22       $     0.18        $     0.12        $     0.07


4.   LICENSING OF PORT-TM- TECHNOLOGY

         In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon Laboratories, Inc. ("Alcon") in exchange for an upfront license fee of $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. During the first six months ended April 30, 1999, the Company received an additional cash payment of $1.0 million ($750,000 net of related costs) upon meeting a certain milestone and recognized $277,000 in research and development revenues associated with this arrangement.

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

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark- technology and related products. The Company has launched three product lines from this core development -- QuickCast-Registered Trademark-splints and casts in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market in September 1995; and Intelimer Polymer Systems for the industrial high performance materials market in June 1997.

         Management has implemented a focused strategy of building strong, vertically integrated businesses in three industries: Food Technology and Packaging, Industrial High Performance Materials and Agricultural Seed Technology and Distribution. As part of this strategy, the Company has completed several strategic transactions. In April 1997, the Company acquired Dock Resins Corporation ("Dock Resins") and incorporated it into its Industrial High Performance Materials business. Dock Resins is primarily engaged in the manufacturing and marketing of specialty acrylics and other polymers. In September 1997, Intellicoat Corporation ("Intellicoat"), the Company's subsidiary focused on Agricultural Seed Technology and Distribution, acquired Fielder's Choice, a direct marketer of hybrid corn seed. To remain focused on the three core businesses, during 1997 the Company licensed two of its healthcare products: in August 1997, the Company sold its QuickCast product line to Bissell Healthcare Corporation ("Bissell") and in December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon.

         The Company has been unprofitable during each fiscal year since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through April 30, 1999, the Company's accumulated deficit was $40.9 million.

RESULTS OF OPERATIONS

         Total revenues were $19.1 million for the second quarter of fiscal year 1999 compared to $17.9 million for the second quarter of fiscal year 1998. Revenues from product sales increased to $19.0 million in the second quarter of fiscal year 1999 from $17.5 million in the second quarter of fiscal year 1998 due principally to increased product sales from Fielder's Choice and the Intellipac breathable membrane products which increased from $12.9 million and $422,000, respectively, in the second quarter of fiscal year 1998 to $14.7 million and $948,000, respectively, in the second quarter of fiscal year 1999. The increase in Fielder's Choice revenue was primarily due to increased per unit sales prices, and the increase in Intellipac breathable membranes revenues was primarily due to the introduction of various new products and increased volumes for existing products. The increases were partially offset by a decrease in Dock Resins product sales from $4.2 million in the second quarter of fiscal year 1998 to $3.2 million in the second quarter of fiscal year 1999. This decrease is a result of the overall weakness in the chemical industry. Revenues from research and development funding were $167,000 for the second quarter of fiscal year 1999 compared to $422,000 for the second quarter of fiscal year 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical in July 1998 and Nitta Corporation in December 1998. For the first six months of fiscal year 1999, total revenues were $24.4 million compared to $23.0 million during the same period in 1998. Revenue from product sales for the first six months of fiscal year 1999 increased to $23.3 million from $21.7 million during the same period in 1998 due principally to increased product sales from Fielder's
Choice and Intellipac breathable membrane products which increased from $12.9 million and $1.2 million, respectively, in the first six months of fiscal year 1998 to $14.7 million and $2.0 million, respectively, during the same period in fiscal year 1999. The increase in Fielder's Choice revenue was primarily due to increased per unit sales prices, and the increase in Intellipac breathable membrane revenues was due primarily to the introduction of various new products and increased volumes for existing products. These increases were partially offset by a decrease in Dock Resins' product sales from $7.6 million during the first six months of fiscal year 1998 to $6.5 million during the same period in fiscal year 1999. This decrease is a result of the overall weakness in the chemical industry during the Company's second fiscal quarter. Revenues from license fees were $750,000 for the first six months of fiscal year 1999 compared to $500,000 during the same period in 1998. The increase in license fees was due to a payment received from Alcon upon meeting a certain milestone in exchange for the license rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices. Revenues from research and development funding for the first six months of fiscal year 1999 decreased to $361,000 from $787,000 during the same period in 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical and Nitta Corporation.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $11.1 million for the second quarter of fiscal year 1999 compared to $10.8 million for the second quarter of fiscal year 1998. Cost of product sales as a percentage of product sales decreased to 58% in the second quarter of fiscal year 1999 from 62% in the second quarter of fiscal year 1998. Cost of product sales for the first six months of fiscal year 1999 was $14.1 million compared to $13.9 million during the same period in 1998. Cost of product sales as a percentage of product sales decreased to 60% for the first six months of fiscal year 1999 from 64% during the same period in 1998. These decreases in the cost of product sales as a percentage of product sales were primarily the result of higher margins on the sales of Fielder's Choice and Intellipac breathable membrane products. The Company anticipates that gross margins would continue to improve if sales volume increases in the Intellipac breathable membrane products. However, longer-term improvement is unpredictable due to the early stage of commercialization of several of the Company's products.

         Research and development expenses were $1.5 million for the second quarter of fiscal year 1999 compared to $1.4 million for the second quarter of fiscal year 1998, an increase of 3%. For the first six months of fiscal year 1999 research and development expenses were $2.9 million compared to $2.6 million during the same period in fiscal year 1998, an increase of 11%. The Company's research and development expenses consist primarily of expenses involved in product development, process scale-up, and patent activities related to the Company's side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses during the three and six month periods ended April 30, 1999 compared to the same periods of fiscal year 1998 was primarily due to scale-up costs of products associated with Intelimer Polymer Systems and development costs in the Intellicoat-Registered Trademark- seed coatings and Intellipac breathable membrane product areas. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $3.2 million for the second quarter of fiscal year 1999 compared to $3.1 million for the second quarter of fiscal year 1998, an increase of 3%. For the first six months of fiscal year 1999 selling, general and administrative expenses were $5.7 million compared to $5.5 million during the same period in 1998, an increase of 3%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Specifically, sales and marketing expenses increased to $1.9 million for the second quarter of fiscal year 1999 from $1.8 million for the second quarter of fiscal year 1998. For the first six months of fiscal year 1999 sales and marketing expenses increased to $3.6 million compared to $3.0 million during the same period in 1998. The increase in sales and marketing expenses for the three and six month periods ended April 30, 1999 compared to the same periods of fiscal year 1998 was principally due to increased marketing efforts at Fielder's Choice. The Company expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Net interest income for the three and six month periods ended April 30, 1999 were $50,000 and $133,000, respectively, compared to $189,000 and $359,000 for the same periods of fiscal year 1998. These decreases in net interest income were due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1999 the Company had cash, cash equivalents and short-term investments of $7.5 million, a net decrease of $2.7 million from $10.2 million as of October 31, 1998. This decrease was primarily due to cash used in operations of $1.5 million and the purchase of $1.6 million of property, plant and equipment partially offset by cash provided by financing activities of $457,000 from the sale of common stock and repayment of notes receivable from shareholders. The cash used in operations was primarily comprised of the increase in corn seed inventory at Fielder's Choice partially offset by positive cash flow generated by other operating activities.

         During the first six months of fiscal year 1999, the Company incurred building improvement and equipment upgrade expenditures at Dock Resins to expand capacity, and purchased quality assurance equipment to support the development of Intellipac and Intellicoat products. These expenditures represented the majority of the $1.6 million of property and equipment purchased during the first six months of fiscal year 1999.

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

         HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. As a result of the seasonal nature of Fielder's Choice's business, which results in most of its revenues and profits being concentrated during the Company's second fiscal quarter, the Company realized net income of $1.8 million for the first six months of fiscal year 1999. However, since its inception the Company has incurred net losses in each fiscal year, and the Company's accumulated deficit as of April 30, 1999 totaled $40.9 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

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

         CUSTOMER CONCENTRATION. For the three and six months ended April 30, 1999, sales to the Company's top five customers accounted for approximately 12% and 22%, respectively, of the Company's product sales with the top customer accounting for 4% and 7%, respectively of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

         GOVERNMENT REGULATION. The Company's products and operations are subject to governmental regulation in the United States and foreign countries. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

         INTERNATIONAL OPERATIONS AND SALES. In the second quarter of fiscal years 1999 and 1998, approximately 1% and 2%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down on a percentage basis from historical levels, will continue to be an important component of its total revenues. The Company has recently entered into agreements with European distributors to sell certain products in the Industrial High Performance Materials market. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems. The Company has completed its inventory of all such systems and has begun testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The Company anticipates this work will continue, with appropriate testing, remediation and/or replacement taking place during the second half of 1999. Possible risks of this process include, but are not limited to, the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

         The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers and suppliers and, at this time, cannot determine what the impact of this assessment will be on the Company. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness. This assessment includes, but is not limited to, soliciting responses from each of these parties concerning their Year 2000 readiness and reviewing public documents filed by many of these parties. Management expects to complete the assessment of these key suppliers during the second half of 1999.

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

         Management believes that total Year 2000 costs will not exceed $100,000, most of which will be incurred in fiscal year 1999. The costs associated with this effort are incremental to the Company. As of April 30, 1999, the Company has not incurred any costs related to the Year 2000 issue. In addition to the costs mentioned above, the Company's capital spending for upgrading certain non-information systems to enhance the capabilities of those systems will be accelerated, in part, due to the Year 2000 issue. The total estimated increase in capital spending for these systems is anticipated to be under $200,000. As of April 30, 1999 the Company has incurred $55,000 of capital expenditures associated with replacing non-compliant equipment. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

         INTRODUCTION OF THE EURO. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the "Euro". During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. Based on the current level of direct European business conducted by the Company, and also because the Company expects that any transactions in Europe in the near future will be priced in U.S. dollars, the Company does not expect that introduction and use of the Euro will materially affect the Company's business. The Company will continue to evaluate the impact over time of the introduction of the Euro. However, if the Company encounters unexpected opportunities or difficulties in Europe, the Company's business could be adversely affected, including the inability to bill customers and to pay suppliers for transactions denominated in the Euro and the inability to properly record transactions denominated in the Euro in the Company's financial statements.

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

         From February 1, 1996 to April 30, 1999, the Company incurred the following expenses in connection with the offering:

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

         The net offering proceeds to the Company after deducting the total expenses above were $35,035,000. From February 1, 1996 to April 30, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

                           Purchase and installment of machinery and equipment                $  7,235,000
                           Repayment of indebtedness                                               700,000
                           Acquisitions of other businesses                                     17,700,000
                           Working capital                                                       9,400,000
                                                                                              ------------
                                    Total                                                      $35,035,000

         Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on April 14, 1999 the following proposals were adopted by the margins indicated:

                                                                                    Number of Shares
                                                                                    ----------------
                                                                          Voted For                   Withheld
                                                                          ---------                   --------
1.    Three Class I directors were elected by the margins indicated
      to serve until the next odd numbered year Annual Meeting (2001)
      during which their successors will be elected and qualified:

         Ray F. Stewart                                                   10,806,872                  20,687

         Kirby L. Cramer                                                  10,814,872                  12,687

         Richard Dulude                                                   10,814,872                  12,687

      The four Class II directors were not up for election at the Annual Meeting. These three Class I directors, Gary T. Steele,
      Kirby L Cramer, Richard Dulude and Damion E. Wicker, M.D., will serve as Class II directors until the next even-numbered Annual
      Meeting (2000), when their successors will be elected and qualified.

                                                                   Voted          Voted                      Broker
                                                                    For          Against        Abstain     Non-Votes
                                                                    ---          -------        -------     ---------
2.    To approve an amendment to the Company's 1995 Stock        7,956,998        490,819        17,702      2,260,48
      Purchase Plan to provide for an annual increase,
      commencing November 1, 1999, in the number of shares
      reserved for issuance thereunder equal to the lessor
      of (i) 225,000 shares, (ii) 1.5% of the outstanding
      shares of Common Stock of the Company or (iii) a
      number of shares determined by the Board of Directors.

3.    To ratify the appointment of Ernst & Young LLP as         10,811,872         10,526         5,161             0
      independent public accountants of the Company for the
      fiscal year ending October 31, 1999.


ITEM 5.  OTHER INFORMATION

         On February 11, 1999, the Board of Directors amended the 1996 Non-Executive Stock Option Plan to increase the number of shares reserved thereunder by 750,000 shares.

         On April 14, 1999, the Shareholders voted to amend the 1995 Employee Stock Purchase Plan to provide for an annual increase, commencing on November 1, 1999, in the number of shares reserved for issuance thereunder equal to the lesser of: (i) 225,000 shares, (ii) 1.5% of the outstanding shares of Common Stock of the Company or (iii) a number of shares determined by the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.3+    1995 Employee Stock Purchase Plan as amended
                  27.1+    Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended April 30, 1999.












---------------------
+ filed herewith

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


Date:    June 11, 1999

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT                                                                         SEQUENTIALLY
-------                                                                         ------------
NUMBER                                         EXHIBIT                          NUMBERED PAGE
------                                         -------                          -------------
10.3                 1995 Employee Stock Purchase Plan, as amended                    23

27.1                 Financial Data Schedule                                          30