Form 10-Q
period 1999-07-31
LANDEC CORP \CA\
filed 1999-09-13
CIK 1005286

       This document consists of 20 pages, of which this is page number 1. The index to Exhibits is on Page 19.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED JULY 31, 1999, or

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

         As of September 3, 1999, 13,332,294 shares of the Registrant's common stock were outstanding.

                               LANDEC CORPORATION

                  FORM 10-Q For the Quarter Ended July 31, 1999

                                      INDEX
                                                                                   Page

               Facing sheet                                                          1

               Index                                                                 2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of July 31, 1999
                      and October 31, 1998                                           3

               b)     Consolidated statements of operations for the three
                      months and nine months ended July 31, 1999 and 1998            4

               c)     Consolidated statements of cash flows for the nine
                      months ended July 31, 1999 and 1998                            5

               d)     Notes to consolidated financial statements                     6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk           16

PART II.       OTHER INFORMATION                                                    17

Item 1.        Legal Proceedings                                                    17

Item 2.        Changes in Securities and Use of Proceeds                            17

Item 3.        Defaults Upon Senior Securities                                      17

Item 4.        Submission of Matters to a Vote of Security Holders                  17

Item 5.        Other Information                                                    17

Item 6.        Exhibits and Reports on Form 8-K                                     17

               a)     Exhibits                                                      17

               b)     Reports on Form 8-K                                           17

               Signature                                                            18

               Index to Exhibits                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              July 31,        October 31,
                                                                                1999              1998
                                                   ASSETS                 ------------      -------------
Current Assets:
     Cash and cash equivalents                                            $      4,256      $      9,185
     Short-term investments                                                         --               992
     Accounts receivable, net                                                    2,782             2,808
     Inventories                                                                 7,637             4,676
     Prepaid expenses and other current assets                                   1,959             2,122
                                                                          ------------      ------------
Total Current Assets                                                            16,634            19,783

Property and equipment, net                                                      9,956             8,280
Intangible assets, net                                                          13,793            14,255
Other assets                                                                        38                38
                                                                          ------------      ------------
                                                                          $     40,421      $     42,356
                                                                          ------------      ------------
                                                                          ------------      ------------
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $      1,287      $      1,399
     Accrued compensation                                                        1,032             1,017
     Other accrued liabilities                                                   1,129               942
     Deferred revenue                                                               16             2,499
     Current portion of long term debt                                             115               156
                                                                          ------------      ------------
Total Current Liabilities                                                        3,579             6,013

Long term debt                                                                   2,633             2,655

Shareholders' Equity:
     Preferred stock                                                                --                --
     Common stock                                                               77,185            76,821
     Notes receivable from shareholders                                             --              (291)
     Deferred compensation                                                          --               (86)
     Accumulated deficit                                                       (42,976)          (42,756)
                                                                          ------------      ------------
Total Shareholders' Equity                                                      34,209            33,688
                                                                          ------------      ------------
                                                                          $     40,421      $     42,356
                                                                          ------------      ------------
                                                                          ------------      ------------

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                        Three Months Ended July 31,         Nine Months Ended July 31,
                                                           1999              1998             1999              1998
                                                     --------------    --------------    -------------    ---------------
Revenues:
     Product sales                                   $     5,409       $     4,932       $    28,713      $    26,625
     License fees                                             --                --               750              500
     Research and development revenues                       121               342               482            1,129
                                                     --------------    --------------    -------------    ---------------
Total revenues                                             5,530             5,274            29,945           28,254

Operating costs and expenses:
     Cost of product sales                                 3,588             3,251            17,673           17,159
     Research and development                              1,433             1,387             4,359            4,022
     Selling, general and administrative                   2,525             2,235             8,249            7,780
                                                     --------------    --------------    -------------    ---------------
Total operating costs and expenses                         7,546             6,873            30,281           28,961
                                                     --------------    --------------    -------------    ---------------
Operating loss                                            (2,016)           (1,599)             (336)            (707)
Interest income                                               69               155               322              619
Interest expense                                             (64)               (7)             (183)            (112)
                                                     --------------    --------------    -------------    ---------------
Loss before provision for income taxes                    (2,011)           (1,451)             (197)            (200)
Income tax benefit (expense)                                 (16)              137               (20)             (91)
                                                     --------------    --------------    -------------    ---------------
Net loss                                             $    (2,027)      $    (1,314)      $      (217)     $      (291)
                                                     --------------    --------------    -------------    ---------------
                                                     --------------    --------------    -------------    ---------------

Basic and diluted net loss per share                 $     (0.15)      $     (0.10)      $     (0.02)     $     (0.02)
                                                     --------------    --------------    -------------    ---------------
                                                     --------------    --------------    -------------    ---------------

Shares used in computation of net loss per share          13,294            12,781            13,252           12,738
                                                     --------------    --------------    -------------    ---------------
                                                     --------------    --------------    -------------    ---------------


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended July 31,
                                                                                     1999           1998
                                                                                ------------    ------------
Cash flows from operating activities:
Net income                                                                      $     (217)     $     (291)
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                   1,562           1,454
     Amortization of deferred compensation                                              86              84
     Loss on sale of equipment                                                          60              --
     Changes in current assets and liabilities:
         Accounts receivable                                                            26              10
         Inventory                                                                  (2,961)         (1,875)
         Prepaid expenses and other current assets                                     163             188
         Accounts payable                                                             (112)            278
         Accrued compensation                                                           15              36
         Other accrued liabilities                                                     187            (644)
         Deferred revenue                                                           (2,483)         (2,277)
                                                                                ------------    ------------
     Total adjustments                                                              (3,457)         (2,746)
                                                                                ------------    ------------
Net cash used in operating activities                                               (3,674)         (3,037)
                                                                                ------------    ------------

Cash flows from investing activities:
Increase (decrease) in other assets                                                      --             67
Purchases of property and equipment                                                 (2,458)         (2,808)
Proceeds from sale of equipment                                                         15               --
Acquisition costs related to earn-out provisions                                      (393)           (390)
Purchases of available-for-sale securities                                               --         (5,003)
Sale of available-for-sale securities                                                    --          4,805
Maturities of available-for-sale securities                                            989           7,234
                                                                                ------------    ------------
Net cash provided by (used in) investing activities:                                (1,847)          3,905
                                                                                ------------    ------------

Cash flows from financing activities:
Maturity of restricted investment                                                        --          8,837
Proceeds from sale of common stock                                                     364             303
Repayment of notes receivable from shareholders                                        291               8
Payment of payable related to acquisition                                                --         (9,189)
Proceeds from issuance of long term debt                                                 --             29
Payments of long term debt                                                             (63)            (22)
                                                                                ------------    ------------
Net cash provided by (used in) financing activities                                    592             (34)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                (4,929)            834

Cash and cash equivalents at beginning of period                                     9,185           5,163

                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $    4,256      $    5,997
                                                                                ------------    ------------
                                                                                ------------    ------------


                         SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Landec Corporation (the "Company" or "Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1999, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

         The results of operations for the nine month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Hybrids' ("Fielder's Choice") revenues and profits will be concentrated over a few months during the spring planting season (generally during the Company's second fiscal quarter).

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:


                                   JULY 31,          OCTOBER 31,
                                     1999               1998
                               ------------------ ------------------
 Raw materials.................   $    1,084         $      663
 Work in process...............          396                228
 Finished goods................        6,157              3,785
                               ------------------ ------------------
                                  $    7,637         $    4,676
                               ------------------ ------------------
                               ------------------ ------------------

3.       LICENSING OF PORT-TM- TECHNOLOGY

         In December 1997, the Company licensed the rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices to Alcon Laboratories, Inc. ("Alcon") in exchange for an upfront license fee of $500,000 in cash, and future license revenue, research and development revenue and royalties on the sale of commercial products. During the first nine months ended July 31, 1999, the Company received an additional cash payment of $1.0 million ($750,000 net of related costs) upon meeting a certain milestone and recognized $385,000 in research and development revenues associated with this arrangement.

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

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer-Registered Trademark- technology and related products. The Company has launched three product lines from this core development - QuickCast-Registered Trademark-splints and casts in April 1994; Intellipac-Registered Trademark- breathable membranes for the fresh-cut produce packaging market in September 1995; and Intelimer Polymer Systems for the industrial high performance materials market in June 1997.

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

         The Company has been unprofitable during each fiscal year since its inception and expects to incur additional losses, primarily due to the continuation of its research and development activities, charges related to acquisitions, and expenditures necessary to further develop its manufacturing and marketing capabilities. From inception through July 31, 1999, the Company's accumulated deficit was $43.0 million.

RESULTS OF OPERATIONS

         Total revenues were $5.5 million for the third quarter of fiscal year 1999 compared to $5.3 million for the third quarter of fiscal year 1998. Revenues from product sales increased to $5.4 million in the third quarter of fiscal year 1999 from $4.9 million in the third quarter of fiscal year 1998 due principally to increased product sales from the Intellipac breathable membrane products which increased from $800,000 in the third quarter of fiscal year 1998 to $1.1 million in the third quarter of fiscal year 1999. The increase in Intellipac breathable membranes revenues was primarily due to the introduction of various new products and increased volumes for existing products. Revenues from research and development funding were $121,000 for the third quarter of fiscal year 1999 compared to $342,000 for the third quarter of fiscal year 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical in July 1998 and Nitta Corporation in December 1998. For the first nine months of fiscal year 1999, total revenues were $29.9 million compared to $28.3 million during the same period in 1998. Revenues from product sales for the first nine months of fiscal year 1999 increased to $28.7 million from $26.6 million during the same period in 1998 due principally to increased product sales from Fielder's Choice and Intellipac breathable membrane products which increased from $13.3 million and $2.0 million, respectively, in the first nine months of fiscal year 1998 to $15.2 million and $3.1 million, respectively, during the same period in fiscal year 1999. The increase in Fielder's Choice revenue was primarily due to increased per unit sales prices, and the increase in Intellipac breathable membrane revenues was due primarily to the introduction of various new products and increased volumes for existing products. These increases were partially offset by a decrease in Industrial High Performance Materials product sales from $11.3 million during the first nine months of fiscal year 1998 to $10.2 million during the same period in fiscal year 1999. This decrease is a result of the overall weakness in the chemical industry during the first six months of fiscal year 1999. Revenues from license fees were $750,000 for the first nine months of fiscal year 1999 compared to $500,000 during the same period in 1998. The increase in license fees was due to a payment received from Alcon in fiscal year 1999 upon meeting a certain milestone in exchange for the license rights to worldwide manufacturing, marketing and distribution of the PORT ophthalmic devices. Revenues from research and development funding for the first nine months of fiscal year 1999 decreased to $482,000 from $1.1 million during the same period in 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical and Nitta Corporation.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $3.6 million for the third quarter of fiscal year 1999 compared to $3.3 million for the third quarter of fiscal year 1998. Cost of product sales as a percentage of product sales remained the same at 66% in the third quarter of fiscal years 1999 and 1998. Cost of product sales for the first nine months of fiscal year 1999 was $17.7 million compared to $17.2 million during the same period in 1998. Cost of product sales as a percentage of product sales decreased to 62% for the first nine months of fiscal year 1999 from 64% during the same period in 1998. The decrease in the cost of product sales as a percentage or product sales for the first nine months of fiscal year 1999, compared to the same period in 1998, was primarily the result of higher average selling prices of Fielder's Choice products and reduction in material costs in the Industrial High Performance Materials and Intellipac products. The Company anticipates that this trend will continue if sales volumes continue to increase in the Intellipac breathable membrane products. However, the longer-term trend is unpredictable due to the early stage of commercialization of several of the Company's products.

         Research and development expenses were $1.4 million for the third quarter of fiscal years 1999 and 1998. For the first nine months of fiscal year 1999 research and development expenses were $4.4 million compared to $4.0 million during the same period in fiscal year 1998, an increase of 10%. The Company's research and development expenses consist primarily of expenses involved in product development process scale-up, and patent activities related to the Company's side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The increase in research and development expenses during the nine month period ended July 31, 1999 compared to the same period of fiscal year 1998 was primarily due to development costs in the Intellicoat-TM- seed coatings and Intellipac breathable membrane product areas and scale-up costs of products associated with Intelimer Polymer Systems. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it may vary as a percentage of total revenues.

         Selling, general and administrative expenses were $2.5 million for the third quarter of fiscal year 1999 compared to $2.2 million for the third quarter of fiscal year 1998, an increase of 13%. For the first nine months of fiscal year 1999 selling, general and administrative expenses were $8.2 million compared to $7.8 million during the same period in 1998, an increase of 6%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Specifically, sales and marketing expenses increased to $1.3 million for the third quarter of fiscal year 1999 from $1.2 million for the third quarter of fiscal year 1998. For the first nine months of fiscal year 1999 sales and marketing expenses increased to $4.5 million compared to $4.1 million during the same period in 1998. The increase in sales and marketing expenses for the three and nine month periods ended July 31, 1999 compared to the same periods of fiscal year 1998 was principally due to increased marketing efforts at Fielder's Choice. The Company expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Net interest income for the three and nine month periods ended July 31, 1999 were $5,000 and $139,000, respectively, compared to $148,000 and $507,000 for the same periods of fiscal year 1998. These decreases in net interest income were due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 1999 the Company had cash, cash equivalents and short-term investments of $4.3 million, a net decrease of $5.9 million from $10.2 million as of October 31, 1998. This decrease was primarily due to cash used in operations of $3.7 million and the purchase of $2.5 million of property, plant and equipment partially offset by cash provided by financing activities of $592,000 from the sale of common stock and repayment of notes receivable from shareholders. The cash used in operations was primarily comprised of planned purchases of Fielder's Choice corn seed inventory to support next year's growing season and a reduction of deferred revenue resulting from the shipment of Fielder's Choice corn seed during the second and third quarters of fiscal year 1999.

         During the first nine months of fiscal year 1999, the Company incurred building improvement and equipment upgrade expenditures at Dock Resins to expand capacity, and purchased quality assurance equipment to support the development of Intellipac and Intellicoat products. These expenditures represented the majority of the $2.5 million of property and equipment purchased during the first nine months of fiscal year 1999.

         The Company is currently in the process of establishing a credit facility to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products and Intellipac breathable membrane products. The Company believes that this facility, along with existing cash and cash equivalents, will be sufficient to finance the Company's operational and capital requirements through at least the next twelve months. The Company's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new collaborative and licensing arrangements; the decision to pursue additional acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company's currently available funds, together with any new credit facility and internally generated cash flow from operations are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

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

         HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. The Company has incurred net losses in each fiscal year since its inception, including a loss of $217,000 for the nine months ended July 31, 1999. The Company's accumulated deficit as of July 31, 1999 totaled $43.0 million. The Company may incur additional losses in the future. The amount of future net losses is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

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

         CUSTOMER CONCENTRATION. For the three and nine months ended July 31, 1999, sales to the Company's top five customers accounted for approximately 46% and 24%, respectively, of the Company's product sales with the top customer accounting for 18% and 9%, respectively of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base as Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since the products manufactured in the Linden, New Jersey facility are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

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

         GOVERNMENT REGULATION. The Company's products and operations are subject to governmental regulation in the United States and foreign countries. Although Landec has no reason to believe that it will not be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

         INTERNATIONAL OPERATIONS AND SALES. In the third quarter of fiscal years 1999 and 1998, approximately 3% and 7%, respectively, of the Company's total revenues were derived from product sales to and collaborative agreements with international customers, and the Company expects that international revenues, although down on a percentage basis from historical levels, will continue to be an important component of its total revenues. The Company has recently entered into agreements with European distributors to sell certain products in the Industrial High Performance Materials market. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

         Management believes that total Year 2000 costs will not exceed $50,000, most of which will be incurred in fiscal year 1999. The costs associated with this effort are incremental to the Company. As of July 31, 1999, the Company has not incurred any external costs related to the Year 2000 issue. In addition to the costs mentioned above, the Company's capital spending for upgrading certain non-information systems to enhance the capabilities of those systems will be accelerated, in part, due to the Year 2000 issue. The total estimated increase in capital spending for these systems is anticipated to be under $200,000. As of July 31, 1999 the Company has incurred $75,000 of capital expenditures associated with replacing non-compliant equipment. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1(+)    Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended July 31, 1999.



______________________________
(+) filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LANDEC CORPORATION


                   By:   /s/               Joy T. Fry
                      --------------------------------------------------
                                           Joy T. Fry
                              Vice President, Finance and Administration
                                     and Chief Financial Officer
                        (Duly Authorized and Principal Financial and Accounting
                        Officer)


Date:    September 13, 1999

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT                                                        SEQUENTIALLY
NUMBER                                EXHIBIT                  NUMBERED PAGE
27.1                         Financial Data Schedule                20
