Form 10-K
period 1999-10-31
LANDEC CORP \CA\
filed 2000-01-27
CIK 1005286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999, or

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

                          Yes   X   No
                              ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $91,028,000 as of January 7, 2000, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of January 7, 2000, there were 15,922,331 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                               LANDEC CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


   Item No.                                                                                          Page

    Part I
      1.         Business..........................................................................     3

      2.         Properties........................................................................    17

      3.         Legal Proceedings.................................................................    17

      4.         Submission of Matters to a Vote of Security Holders...............................    17

    Part II

      5.         Market for Registrant's Common Equity and Related Stockholder Matters.............    18

      6.         Selected Consolidated Financial Data..............................................    20

                 Management's Discussion and Analysis of Financial Condition and Results of
      7.         Operations........................................................................    21

      7A.        Quantitative and Qualitative Disclosures about Market Risk........................    32

      8.         Financial Statements and Supplementary Data.......................................    32

                 Changes in and Disagreements with Accountants on Accounting and Financial
      9.         Disclosure........................................................................    32

   Part III

      10.        Directors and Executive Officers of the Registrant................................    33

      11.        Executive Compensation............................................................    33

      12.        Security Ownership of Certain Beneficial Owners and Management....................    33

      13.        Certain Relationships and Related Transactions....................................    33

    Part IV

      14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................    34

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

GENERAL

         Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, specialty industrial and medical applications. This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which the Company has built its business.

         Landec's Food Products Technology business, operated through its wholly owned subsidiary Apio, combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively "Apio").

         The Company's Agricultural Seed Technology business, operated through its wholly owned subsidiary Intellicoat Corporation ("Intellicoat"), combines Landec's proprietary seed coating technology with the unique direct marketing, telephone sales and e-commerce distribution capabilities of Fielder's Choice Direct ("Fielder's Choice"). In September 1997, Intellicoat acquired Fielder's Choice, a direct marketer of hybrid seed corn.

         In addition to its two core businesses, the Company also operates a Technology Licensing/Research and Development Business which licenses products outside of Landec's core businesses to industry leaders such as Alcon Laboratories, Inc. ("Alcon") and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol Myers Squibb.

         To support the polymer manufacturing needs of the core businesses, Landec has developed and acquired lab scale and pilot plant capabilities in Menlo Park, California and scale-up and commercial manufacturing capabilities at its Dock Resins Corporation subsidiary ("Dock Resins") in Linden, New Jersey. In April 1997, Landec acquired Dock Resins, a manufacturer and marketer of specialty acrylic and other polymers. In addition to providing manufacturing capabilities, Dock Resins sells industrial specialty products under the Doresco-TM- trademark which are used by more than 300 customers throughout the United States in the coatings, printing inks, laminating and adhesives markets.

         The Company's core polymer products are based on its patented proprietary Intelimer-registered Tradmark- polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two DEG. Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

         Historically, the Company had managed its operations in three business segments - Food Products Technology, Agricultural Seed Technology and Industrial High Performance Materials. However, in conjunction with the acquisition of Apio on December 2, 1999, the Company is now focusing on two vertically integrated core businesses - Food Products Technology and Agricultural Seed Technology. Although not a core business, the Company continues to pursue, mostly with partners, opportunities both domestically and internationally with its industrial products focusing primarily on catalysts, resins, formulated products and adhesives.

         The principal products and services offered by the Company in its two core businesses - Food Products Technology and Agricultural Seed Technology - and in the technology licensing and research and development are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 1997 through 1999 is summarized in Note 13 to the Consolidated Financial Statements.

         The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on the Nasdaq National Market under the symbol "LNDC."

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

         Landec's Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1DEG.C to 2DEG.C.
These changes can be designed to occur at relatively low temperatures
(0DEG.C to 100DEG.C) that are relatively easy to maintain in industrial and commercial environments. FIGURE 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.


                                [GRAPHIC]


         Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the use of chemically precise hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0DEG.C to 100DEG.C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in FIGURE 2 below.


                                [GRAPHIC]


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

DESCRIPTION OF CORE BUSINESS

         The Company participates in two core segments- Food Products Technology and Agricultural Seed Technology. Outside of these two core segments, Landec will license technology and conduct on going research and development through its Technology Licensing/Research & Development Business.

                                    [GRAPH]


         FOOD PRODUCTS TECHNOLOGY BUSINESS

         Landec began marketing in late 1995 its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, the fastest growing segment in the food market. Landec's unique technology enabled Landec's customers to enter into and develop new businesses in this fresh-cut produce market (also known as the "value-added" market). In December 1999, Landec acquired Apio, Landec's largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. With approximately $158 million in revenue in 1998, Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to 9 of the top 10 U.S. retail chains and major club stores. Landec's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary which retains the Apio, Inc. name. This vertical integration within the Food Products Technology business places Landec in the unique position of providing the fresh-cut and whole produce market with both technology and access to larger end users/customers.

         INTELLIPAC-TM- BREATHABLE MEMBRANES

         Certain types of fresh-cut produce can spoil or discolor rapidly when packaged in conventional packaging materials and are therefore limited in their ability to be distributed broadly to markets. The Company's Intellipac breathable membranes facilitate the packaging of fresh-cut produce.

         Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels. According to the Produce Marketing Association, in 1998, the total U.S. fresh produce market exceeded $100 billion. Of this, U.S. retail sales of fresh-cut produce grew almost 20 percent to an estimated $7 billion. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, labor savings and uniform quality relative to produce prepared at the point of sale. The International Fresh Cut Produce Associates estimates that by 2003, U.S. retail sales of fresh-cut produce could be as much as $19 billion.

         Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due to limitations in film materials used to package the fresh-cut produce. After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and promote the growth of contaminants and microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged. Shortcomings of currently used materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruits, has low respiration requirements.

         The respiration rate of fresh-cut produce varies from vegetable to vegetable and from fruit to fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive fresh-cut vegetable and fruit markets. The Company believes that today's conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, berries and stone fruit (peaches, apricots, nectarines) will require a more versatile and sophisticated packaging solution such as the Company's Intellipac breathable membranes.

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

         Using its Intelimer technology, Landec has developed Intellipac breathable membranes that it believes address many of the shortcomings of conventional materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag. This highly permeable "window" acts as the mechanism to transmit the majority of the gas transmission properties required for the entire package. These membranes are designed to provide three principal benefits:

     - HIGH PERMEABILITY. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut produce.

     - ABILITY TO ADJUSTABLY SELECT OXYGEN AND CARBON DIOXIDE. Conventional packaging films diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intellipac packages can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of produce.

     - TEMPERATURE RESPONSIVENESS. Landec has developed breathable membranes that can be designed to increase or decrease in permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline.

         Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce. This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut processors in bulk and pallet quantities. The Company believes that in the future its Intellipac breathable membranes will be useful for packaging a diverse variety of fresh-cut produce products. Potential opportunities for using Landec's technology outside of the fresh-cut produce market exist in cut flowers and in other food products.

         Landec is working with leaders in the fresh-cut food service, club store and retail grocery markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged foods.

         Landec manufactures its Intellipac breathable membranes with selected qualified contract manufacturers and markets and sells Intellipac breathable membranes directly to food processors.

         APIO, INC.

         In December 1999, Landec completed the acquisition of Apio and certain related entities. Landec paid $23.9 million in cash and Landec Common Stock for Apio. An additional $16.75 million in future payments over the next five years may be paid, $10.0 million of which is based on Apio achieving certain performance milestones. Apio had revenue of approximately $158 million in 1998, has realized a compounded annual growth in revenues of over 19% between 1996 and 1998 and is profitable.

         Based in Guadalupe, California, Apio consists of two major businesses -- traditional whole produce harvesting, packing and marketing and specialty packaged fresh-cut value-added processed products that are pre-cut, washed and packaged in Landec's Intellipac packaging. The traditional produce business includes harvesting, packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys and in Arizona and Mexico. Apio currently has approximately 18,000 acres under contract, including access to approximately 20 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing business, developed within the last 4 years, sources a variety of fresh-cut vegetables to 9 of the top 10 retail grocery chains representing over 3,000 retail stores and to over 500 club stores. During 1998, Apio shipped more than 21 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, food service suppliers and club stores throughout the United States and internationally, primarily in Asia.

         There are four major distinguishing characteristics of Apio that provide it a competitive advantage in the Food Products Technology market:

     - Apio has structured its business as a full service provider of vegetables, fruits, and fresh-cut value-added produce. As retail and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

     - Apio is unique in that it takes on less farming risk than its competitors. Apio reduces its farming risk by not taking ownership of farmland, and instead, will contract with growers for produce and charge for services that include packing, cooling, shipping and marketing. In many cases, Apio does not take title to the produce but receives a margin for services rendered. The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut value-added processing business.

     - Apio strategically invested in the rapidly growing fresh-cut value-added business. Apio's new 35,000 square foot value-added plant operates during the peak seasons two 10-hour shifts per day, seven days a week. Apio has one of the very few temperature controlled value-added processing plants in the U.S. Ninety percent of Apio's value-added products utilize Landec's proprietary Intellipac membrane technology. Apio is also focused on developing its "Eat Smart" brand name for all of its fresh-cut value-added products.

     - Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         Landec formed its Intellicoat subsidiary in 1995. Intellicoat's strategy is to build a vertically integrated seed technology company based on Intellicoat's proprietary seed coating technology and its direct marketing, telephonic sales and electronic commerce capabilities.

         INTELLICOAT SEED COATINGS

         Landec has developed and, through Intellicoat, is conducting field trials of its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend the crop planting windows. These coatings are initially being applied to corn, soybean, cotton and canola seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 1998 in North America for corn, soybean, cotton and canola seed exceeded 77.6 million, 77.2 million, 14.6 million and 1.1 million, respectively.

         Currently, farmers are required to predict the proper time to plant seeds. If the seeds are planted too early, they may rot or suffer chilling injury due to the absorption of water at cold soil temperatures. If they are planted too late, the growing season may end prior to the crop reaching full maturity. In either case, the resulting crop yields are sub-optimal. Moreover, the planting window can be fairly brief, requiring the farmer to focus almost exclusively on planting during this time. Seeds also germinate at different times due to variations in absorption of water, thus providing for variations in the growth rate of the crops.

         The Company's Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating's pre-set switch. Intellicoat seed coatings are designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature, the polymer's permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coatings provide the following advantages: more flexible timing for planting, avoidance of chilling injury, uniform germination and crop growth, and protection against harmful fungi. As a result, the Company believes that Intellicoat seed coatings offer the potential for significant improvements in crop yields.

         Based on the success of fiscal year 1999's field trials, the Company will be selectively marketing its inbred corn seed coating products beginning in fiscal year 2000 through regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres of farmland in ten states. In addition, Intellicoat seed coatings are being tested with numerous collaborators for the relay cropping of wheat and soybean. Relay cropping of wheat and soybeans will allow farmers to plant and harvest two crops during the year on the same acre of land, providing significant financial benefit for the farmer. Intellicoat plans to expand its testing of the relay cropping system in the spring of 2000 and assuming expanded field trials are successful, expects to commercially launch the technology in the spring of 2001. This application is targeted to approximately 10 million acres of farmland in six states. Future crops under consideration include cotton, canola, sugar beets and other vegetables.

          FIELDER'S CHOICE DIRECT (THE DIRECT MARKETING, TELEPHONIC SALES AND E-COMMERCE COMPANY)

         In September 1997, Intellicoat completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock for the Company. Terms of the agreement include additional consideration in the form of a cash earn-out based on future performance. Fielder's Choice had sales of approximately $13.3 million and $15.2 million in the twelve months ended October 31, 1998 and October 31, 1999, respectively.

         Based in Monticello, Indiana, Fielder's Choice offers a comprehensive line of corn hybrids to more than 16,000 producer seed customers in over forty states through direct marketing programs. The success of Fielder's Choice comes, in part, from its expertise in selling directly to the farmer producer, bypassing the traditional and costly farmer-dealer system. The Company believes that this direct channel of distribution provides a 35% cost advantage to its farmer producers.

         In order to support its direct marketing programs, Fielder's Choice has developed proprietary direct marketing, telephonic sales and e-commerce information technology, called "The Farmer First System", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 60,000 farmers. In August 1999, the Company launched the seed industry's first comprehensive e-commerce website. This new website furthers the Company's ability to provide a high level of consultation to Fielder's Choice customers, backed by a six day a week call center capability that enables the Company to use the internet as a natural extension of its direct marketing strategy.

         The acquisition of Fielder's Choice was strategic in providing a cost-effective vehicle for Intellicoat seed coating products when they are ready for commercial production. The Company believes that the combination of a direct channel of distribution, telephonic and electronic commerce capabilities will enable Intellicoat to more quickly achieve meaningful market penetration.

         TECHNOLOGY LICENSING/RESEARCH & DEVELOPMENT BUSINESSES

         The Company believes its technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses. In order to exploit these opportunities, the Company has entered into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

         INDUSTRIAL MATERIALS AND ADHESIVES

         Landec's industrial products development strategy is to focus on catalysts, resins, fully-formulated products and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.

         INTELIMER POLYMER SYSTEMS. The Company is developing catalysts, curative, and curing agent systems based on its Intelimer technology for use in one-package thermoset products. These systems can incorporate catalysts, curatives and curing agents in a unique polymer envelope that prevents interaction by these agents with the resin when the polymer envelope is in its impermeable state. This characteristic allows all components of the thermoset product to be pre-mixed and stored at room temperature, and provides longer shelf life. Landec's unique polymer envelope system can be designed with a pre-set opening temperature switch to correspond with elevated temperatures used during standard manufacturing processes. When the thermoset system is exposed to the pre-set switch temperature, the Intelimer polymer abruptly changes to its permeable state, exposing the catalyst to the resin and initiating the curing process. In addition, the Intelimer polymer can be designed to change state over a predetermined temperature range in order to achieve a desired reaction time.

         Thermoset catalyst systems can eliminate the need for costly on-site mixing equipment and because thermosets can be pre-mixed by the manufacturer, will minimize sub-optimal product performance due to incorrect component mixing ratios. Furthermore, since the thermosets will not cure until exposed to elevated temperatures, pot life should be extended, resulting in significantly reduced waste and labor expense. The Company believes that the ability to control reaction time also provides advantages over existing thermoset systems and can enhance the throughput of targeted manufacturing customers. Landec received the R&D 100 Award from R&D Magazine for its Intelimer Polymer Systems product line in 1997 in recognition of the unique capabilities of this technology. Certain Intelimer Polymer Systems products are in field trials with some large industrial companies, which, if approved, will be ready for commercial introduction during the next year.

         AEROMARK-TM- 80. Landec announced in December 1998, the introduction of its first fully-formulated product, Aeromark 80, using the Company's proprietary Intelimer catalyst technology. Aeromark 80 and other related products under development are targeted to the rapidly growing prototyping/design market estimated to exceed $100 million a year in sales. Landec's initial focus is with large volume users such as major automakers and aerospace manufacturers. Landec has been testing materials with several large European automotive companies and is currently scaling manufacturing at a contract manufacturing site in Switzerland.

         DOCK RESINS. In April 1997, Landec completed the acquisition of Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Landec paid approximately $13.7 million in cash, a promissory note and direct acquisition costs and $2.1 million in Landec Common Stock to acquire Dock Resins. The acquisition of Dock Resins was strategic in providing the Company with immediate access to large-scale polymer manufacturing as well as a built-in customer base and national distribution network. Dock Resins has a track record of growth in revenues and earnings and a strong management team under the leadership of Dock Resins' Chief Executive Officer, Dr. A. Wayne Tamarelli.

         Dock Resins also sells products under the Doresco trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a leading supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets such as graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers. Dock Resins had sales of approximately $15.4 million and $14.0 million in the twelve months ended October 31, 1998 and October 31, 1999, respectively.

         HITACHI CHEMICAL. The Company entered into two separate collaborations with Hitachi Chemical ("Hitachi") in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement for seven years with Hitachi in the industrial adhesives area. The agreement provides Hitachi with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into the second collaboration with Hitachi in the Intelimer Polymer Systems area. The agreement provided Hitachi with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi for at least seven years after commercialization. Landec received an up-front license payment upon signing this agreement and research and development funding over three years and is entitled to receive future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable. This agreement has been converted to a non-exclusive agreement except for one application field.

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

         MEDICAL APPLICATIONS

         PORT-TM- OPHTHALMIC DEVICES. Landec developed the PORT (Punctal Occluder for the Retention of Tears) ophthalmic device initially to address a common, yet poorly diagnosed condition known as dry eye that is estimated to affect 30 million Americans annually. The device consists of a physician-applied applicator containing solid Intelimer material that transforms into a flowable, viscous state when heated slightly above body temperature. After inserting the Intelimer material into the lacrimal drainage duct, it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid and thereby provides relief and therapy to the dry eye patient.

         The PORT product is currently in human clinical trials. Landec and its partner, Alcon, a wholly-owned subsidiary of Nestle S.A., believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

         In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment of $500,000, a $1 million milestone payment in November 1998, research and development funding and will receive ongoing royalties of 12.5% on product sales of each PORT device over an approximately 15-year period. In September 1999, Alcon submitted a 510K application to the FDA seeking approval to commercially sell the PORT device. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch.

         CONVATEC. On October 11, 1999, the Company entered into a joint development agreement with ConvaTec, a division of Bristol Myers Squibb, under which Landec will develop adhesive film products for selected ConvaTec medical products. Landec is receiving support funding for this program. Upon completion of this agreement, the companies have the option to consider a license and supply agreement where Landec would supply materials to ConvaTec for use in specific medical devices.

SALES AND MARKETING

         Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.

         FOOD PRODUCTS TECHNOLOGY BUSINESS

         In the Intellipac breathable membrane business, there are a limited number of suppliers of fresh-cut produce, most of whom are located in the western United States. The Company currently has a small internal sales force targeted at this concentrated marketplace. Apio has over 22 sales people, located in central California and throughout the U.S., supporting both the traditional produce marketing business and the specialty packaged value-added produce business.

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         In preparation for the first launch of coated inbred corn seed products in fiscal year 2000, the Intellicoat seed coating business has identified a small internal sales force to target a very focused group of seed customers. For future coated seed products that are sold directly to farmers, the Company will utilize over 35 direct seed sales consultants located in Monticello, Indiana. These consultants also support Fielder's Choice in its direct marketing of corn seed. Customer contacts are made based on direct responses and inquiries from customers.

         OTHER

         Dock Resins sales are carried out through a small direct sales group and network of existing manufacturers' representatives and distributed through public warehouses. Sales are supported by internal sales and technical service resources at Dock Resins. Intelimer Polymer Systems sales are made through a small, technically oriented, internal sales organization in the U.S. and in Europe through Akzo Nobel and Aero Consultants Ltd. A.G., international distributors.

MANUFACTURING

         Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.

         POLYMER MANUFACTURING - DOCK RESINS CORPORATION

         Dock Resins has manufacturing facilities that are flexible and adaptable to a wide range of processes. Its capabilities include various polymerization processes, grafting, dispersing, blending, pilot plant scale-ups and general synthesis. The Company has increased the capacity of these facilities in 1998 and 1999. Dock Resins' policy is to be a leader in safety, health and environmental protection. In 1998 and 1999, Dock Resins passed a voluntary comprehensive health and safety evaluation by the United States Occupational Safety and Health Administration (OSHA). As a result, OSHA awarded recognition to Dock Resins as a Merit Site in 1998 and a Star Site in 1999 in OSHA's Voluntary Protection Program.

         FOOD PRODUCTS TECHNOLOGY BUSINESS

         The manufacturing process for the Company's initial Intellipac breathable membrane products is comprised of polymer manufacturing, membrane coating and label conversion. The Company currently has the majority of its Intellipac breathable membrane products manufactured by selected outside contract manufacturers. Landec has recently scaled up a significant portion of label conversion manufacturing in Menlo Park to meet the increasing product demand and provide additional developmental capabilities.

         Apio processes all of its fresh-cut value-added products in a 35,000 square foot, state-of-the-art processing facility located in Guadalupe, California. The Company is currently running two shifts per day, seven days a week, and utilizes contract laborers from a third party contact labor supplier. Cooling of produce is done through third parties and Apio Cooling, a separate company of which Apio has a 60% ownership interest and is the general partner.

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         The Company is currently in the process of scaling up the manufacturing coating process in Menlo Park, California to support the launch of its inbred corn product and extend field trials of its wheat/soybean relay product. Fielder's Choice purchases its hybrid seed corn from an established producer under an exclusive purchase agreement.

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

         Landec has historically relied on the guidance of Good Manufacturing Practices ("GMP") in developing standardized research and manufacturing processes and procedures. Having entered into licensing agreements for the PORT device, the Company is no longer required to adhere to GMPs. The Company desires to maintain an externally audited quality system and has achieved ISO 9001 registration for the Menlo Park research and development site in fiscal year 1999. Such registration is required in order for the Company to sell product to certain potential customers, primarily in Europe.

RESEARCH AND DEVELOPMENT

         Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development in fiscal year 1999 were $5.8 million, compared with $5.7 million in fiscal year 1998. Fiscal year 1998 expenditures for research and development increased 24% from fiscal year 1997 expenditures of $4.6 million. In fiscal year 1999, research and development expenditures funded by corporate partners were $770,000, compared with $1.4 million in fiscal year 1998 and $863,000 in fiscal year 1997. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of October 31, 1999, Landec had 29 employees engaged in research and development (and a total of eight Ph.D.s in the Company) with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

COMPETITION

         The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food packaging and agricultural companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements and its technology licensing business may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

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

         FOOD PRODUCTS TECHNOLOGY BUSINESS

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

         The Company's agricultural operations are subject to a variety of environmental laws including the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of manufacturing chemicals could result in increased compliance costs.

         As a result of the Apio acquisition, the Company is subject to USDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

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

         POLYMER MANUFACTURE

         The Company's manufacture of polymers is subject to regulation by the EPA under the Toxic Substances Control Act ("TSCA"). Pursuant to TSCA, manufacturers of new chemical substances are required to provide a Pre-Manufacturing Notice ("PMN") prior to manufacturing the new chemical substance. After review of the PMN, the EPA may require more extensive testing to establish the safety of the chemical, or limit or prohibit the manufacture or use of the chemical. To date, PMNs submitted by the Company have been approved by the EPA without any additional testing requirements or limitation on manufacturing or use. In addition, the ongoing manufacture of Dock Resins' existing product line is subject to state and federal environmental and safety regulations. No assurance can be given that the EPA will grant similar approval for future PMNs submitted by the Company.

         OTHER

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

EMPLOYEES

         As of October 31, 1999, Landec had 173 full-time employees, of whom 64 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 109 were dedicated to sales, marketing and administrative activities. As of December 31, 1999, with the inclusion of Apio, Landec had 316 full-time employees. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

ITEM 2.  PROPERTIES

         The Company has offices in Menlo Park, California, Linden, New Jersey and Monticello, Indiana. During fiscal year 1999, the Landec operations located in Menlo Park, California expanded its warehouse and manufacturing space by 6,000 square feet to support the manufacturing efforts of the Intellipac breathable membrane business. Apio, which was acquired in December 1999, has facilities in Guadalupe and Reedley, California.

These properties are described below:


                                                                                             Acres
                            Business                                                           of       Lease
       Location             Segment        Ownership                Facilities                Land    Expiration
--------------------  ----------------  ---------------- -------------------------------- ----------  -----------
Menlo Park, CA                All            Leased      21,000 square feet of office and      --      12/31/01(1)
                                                         laboratory space

Menlo Park, CA                All          Subleased     11,000 square feet of warehouse       --       7/31/02(1)
                                                         and manufacturing space

Linden, NJ                 Industrial        Owned       22,000 square feet of office,        2.1           --
                              High                       laboratory, production,
                          Performance                    warehouse, and ancillary space
                           Materials

Monticello, IN            Agricultural       Owned       19,400 square feet of office         0.5           --
                              Seed                       space
                           Technology

Guadalupe, CA            Food Products       Owned       94,000 square feet of office        11.6           --
                           Technology                    space, manufacturing and cold
                                                         storage.

Reedley, CA              Food Products       Owned       152,600 square feet of office       19.3          --
                           Technology                    space, manufacturing and cold
                                                         storage.


(1)      Lease contains one two-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.


Fiscal Year 1999
----------------
                                                                                         High          Low
                                                                                         ----          ---
               4th Quarter ending October 31, 1999.......................................$8.41        $2.63

               3rd Quarter ending July 31, 1999..........................................$4.06        $3.00

               2nd Quarter ending April 30, 1999.........................................$5.13        $3.38

               1st Quarter ending January 31, 1999.......................................$6.00        $4.00


Fiscal Year 1998
----------------
                                                                                         High          Low
                                                                                         ----          ---
               4th Quarter ending October 31, 1998.......................................$6.00        $3.25

               3rd Quarter ending July 31, 1998..........................................$7.25        $5.50

               2nd Quarter ending April 30, 1998.........................................$7.81        $4.50

               1st Quarter ending January 31, 1998.......................................$5.13        $3.13

         There were approximately 136 holders of record of 15,922,331 shares of outstanding Common Stock as of January 7, 2000. Since holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

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

         Pursuant to a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") dated November 19, 1999, by and among the Company and Frederick Frank, the Company completed a financing that raised approximately $10.0 million through a private placement of its Series A-1 Preferred Stock and Series A-2 Preferred Stock (the "Preferred Stock"). Pursuant to the Purchase Agreement, the Company issued 166,667 shares of Preferred stock of the Company at $60.00 per share (representing 1,666,670 shares of Common Stock on a converted basis).

         In connection with the Company's acquisition of Apio on December 2, 1999, the prior owners of Apio received 2.5 million shares of Common Stock. As compensation for services rendered by Lehman Brothers Inc. in connection with the closing of the Apio acquisition, the Company issued 62,500 shares of Common Stock to Lehman Brothers, Inc. at $6.25 per share.

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


                                                                       YEAR ENDED OCTOBER 31,
                                                                       -----------------------
 STATEMENT OF OPERATIONS DATA:                           1999        1998         1997        1996        1995
                                                      ---------- ------------ ----------- ----------- ------------
                                                                 (in thousands, except per share data)
 Revenues:
    Product sales.....................................$  33,927   $  31,664    $   8,653   $     371   $       14
    Research and development revenues.................      770       1,352          863       1,096          796
    License fees......................................      750         500           --         600        2,650
                                                      ---------- ------------ ----------- ----------- ------------
       Total revenues.................................   35,447      33,516        9,516       2,067        3,460

 Operating costs and expenses:
    Cost of product sales.............................   21,476      20,308        6,215         422            9
    Research and development..........................    5,758       5,713        4,608       3,588        3,175
    Selling, general and administrative...............   11,192      10,835        4,664       2,367        1,332
    Purchased in-process research and development.....       --          --        3,022          --           --
                                                      ---------- ------------ ----------- ----------- ------------
                                                         38,426      36,856       18,509       6,377        4,516
                                                      ---------- ------------ ----------- ----------- ------------
 Operating loss.......................................   (2,979)     (3,340)      (8,993)     (4,310)      (1,056)
                                                      ---------- ------------ ----------- ----------- ------------
 Interest income......................................      363         737        1,726       1,546          281
 Interest expense.....................................      (99)       (137)        (319)        (59)        (106)
                                                      ---------- ------------ ----------- ----------- ------------
 Loss from continuing operations before income taxes..   (2,715)     (2,740)      (7,586)     (2,823)        (881)
 Provision for income taxes...........................      (54)       (150)          --         --            --
                                                      ---------- ------------ ----------- ----------- ------------
 Loss from continuing operations......................   (2,769)     (2,890)      (7,586)     (2,823)        (881)
                                                      ---------- ------------ ----------- ----------- ------------
 Discontinued Operations:
    Loss from discontinued QuickCast operations.......       --          --       (1,059)     (1,377)      (1,878)
    Gain on disposal of QuickCast operations..........       --          --           70          --           --
                                                      ---------- ------------ ----------- ----------- ------------
 Loss from discontinued operations....................       --          --        (989)      (1,377)      (1,878)
                                                      ---------- ------------ ----------- ----------- ------------
 Net loss.............................................$  (2,769)  $  (2,890)     $(8,575)    $(4,200)  $   (2,759)
                                                      ========== ============ =========== =========== ============
 Basic and diluted net loss per share:
    Continuing operations.............................$  (.21)    $  (.23)     $  (.68)    $  (.37)    $     (.74)
    Discontinued operations...........................      --          --        (.09)       (.18)         (1.59)
                                                      ---------- ------------ ----------- ----------- ------------
 Basic and diluted net loss per share.................$  (.21)    $  (.23)     $  (.77)    $  (.55)    $    (2.33)
                                                      ========== ============ =========== =========== ============
 Shares used in computing basic and diluted net loss
    per share.........................................   13,273      12,773       11,144       7,699        1,182
                                                      ========== ============ =========== =========== ============


                                                                              OCTOBER 31,
                                                      -------------------------------------------------------------
                                                         1999        1998         1997        1996        1995
                                                      ---------- ------------- ----------- ----------- ------------
 BALANCE SHEET DATA:                                                        (IN THOUSANDS)
 Cash, cash equivalents and short-term investments....$   3,203   $  10,177    $  14,669   $  36,510   $    5,549
 Total assets.........................................   40,708      42,356       50,160      38,358        7,347
 Redeemable convertible preferred stock...............       --          --           --          --       31,276
 Accumulated deficit..................................  (45,528)    (42,756)     (39,858)    (31,278)     (26,538)
 Total shareholders' equity (net capital deficiency)..$  31,761   $  33,688    $  35,615   $  36,640   $  (26,429)

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

OVERVIEW

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development QuickCast-TM- splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut produce packaging market, in September 1995; Intelimer Polymer Systems for the industrial specialties market in June 1997; and Intellicoat coated inbred corn seeds in the Fall of 1999.

         On December 2, 1999, the Company acquired Apio, Inc and certain related entities ("Apio"). Apio is a leading marketer and packer of produce and specialty packaged fresh-cut vegetables. See "Business - Description of Core
Business: Food Products Technology Business - Apio, Inc.

         During fiscal years 1997 through 1999, the Company managed its operations in three business segments - Food Products Technology, Agricultural Seed Technology and Industrial High Performance Materials.

         With the acquisition of Apio, the Company will be focusing on two vertically integrated core businesses - Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intellipac breathable membrane technology with Apio's fresh-cut produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Fielder's Choice's direct marketing, telephonic sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses.

         Dock Resins, the Company's polymer manufacturer supports the needs of these core businesses and manufactures products for the specialty polymer industry and Intelimer Polymer Systems customers.

         The Company has been unprofitable during each fiscal year since its inception. From inception through October 31, 1999, the Company's accumulated deficit was $45.5 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

RESULTS OF OPERATIONS

         The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued QuickCast operation.

         FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1998

         Total revenues were $35.4 million for fiscal year 1999 compared to $33.5 million for fiscal year 1998. Revenues from product sales increased to $33.9 million in fiscal year 1999 from $31.7 million in fiscal year 1998 primarily due to increased product sales from Fielder's Choice and Intellipac breathable membrane products which increased from $13.3 million and $2.9 million, respectively, in fiscal year 1998 to $15.2 million and $4.5 million, respectively, during fiscal year 1999. The increase in Fielder's Choice revenues was primarily due to increased per unit sales prices, and the increase in Intellipac breathable membrane revenues was primarily due to the introduction of various new products and increased volumes for existing products. These increases were partially offset by a decrease in Dock Resins product sales from $15.4 million during fiscal year 1998 to $14.0 million during fiscal year 1999. This decrease is a result of the overall weakness in the chemical industry during fiscal year 1999. Revenues from research and development funding were $770,000 for fiscal year 1999 compared to $1.4 million for fiscal year 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical and Nitta Corporation in fiscal year 1998. Revenues from license fees during fiscal year 1999 were $750,000 compared to $500,000 during fiscal year 1998. The increase in revenues from license fees was due to a payment received from Alcon in fiscal year 1999 upon meeting a certain milestone related to the licensing agreement for the PORT ophthalmic devices. With the acquisition of Apio, the Company expects future revenues to be significantly higher.

         Cost of product sales consists of material, labor and overhead. Cost of product sales was $21.5 million for fiscal year 1999 compared to $20.3 million for fiscal year 1998. Cost of product sales as a percentage of product sales decreased to 63% in fiscal year 1999 from 64% in fiscal year 1998. The decrease in the cost of product sales as a percentage of product sales in fiscal year 1998 as compared to fiscal year 1999 was primarily the result of higher average selling prices of Fielder's Choice products, partially offset by start-up costs associated with establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. The Company anticipates future cost of product sales, in absolute dollars, to be significantly higher due to the acquisition of Apio. Cost of product sales as a percentage of product sales is expected to increase due to Apio's current mix of products having lower percentage margins than Landec's other businesses. However, gross margins in absolute dollars are expected to significantly increase due to Apio's high sales volume.

         Research and development expenses were $5.8 million for fiscal year 1999 compared to $5.7 million for fiscal year 1998. The Company's research and development expenses consist primarily of expenses involved in product development process scale-up, patent activities related to the Company's side chain crystallizable polymer technology, and research and development expenses related to Dock Resins products. The increase in research and development expenses in fiscal year 1999 compared to fiscal year 1998 was primarily due to increased development costs for the Company's Intellicoat seed coating products, partially offset by a reduction in costs in the Industrial High Performance Materials area. In future periods, the Company expects that spending for research and development will continue to increase in absolute dollars, although it will decrease significantly as a percentage of total revenues due to the acquisition of Apio.

         Selling, general and administrative expenses were $11.2 million for fiscal year 1999 compared to $10.8 million for fiscal year 1998, an increase of 4%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with the Company's product sales, business development expenses, and staff and administrative expenses. Specifically, sales and marketing expenses increased to $6.2 million for fiscal year 1999, from $5.9 million for fiscal year 1998. Beginning fiscal year 2000, total selling, general and administrative spending is expected to increase significantly, due to the acquisition of Apio, although as a percentage of total revenues it is expected to decrease.

         Net interest income was $264,000 for fiscal year 1999 compared to $600,000 for fiscal year 1998. The decrease during fiscal year 1999 as compared to fiscal year 1998 was due principally to less cash being available for investing.

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

         Selling, general and administrative expenses were $10.8 million for fiscal year 1998 compared to $4.7 million for fiscal year 1997, an increase of 130%. Selling, general and administrative expenses increased primarily as a result of an entire year of expenses and amortization of goodwill for Dock Resins and Fielder's Choice, which were acquired during fiscal year 1997. Specifically, sales and marketing expenses increased to $5.9 million for fiscal year 1998, from $1.8 million for fiscal year 1997.

         Net interest income was $600,000 for fiscal year 1998 compared to $1.4 million for fiscal year 1997. The decrease during fiscal year 1998 as compared to fiscal year 1997 was due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1999 the Company had cash, cash equivalents and short-term investments of $3.2 million, a net decrease of $7.0 million from $10.2 million as of October 31, 1998. This decrease was primarily due to cash used in operations of $3.6 million and the purchase of $3.7 million of property, plant and equipment partially offset by cash provided by financing activities of approximately $710,000 from primarily the sale of Common Stock and repayment of notes receivable from shareholders. The cash used in operations was primarily comprised of planned purchases of Fielder's Choice corn seed inventory to support the fiscal year 2000 growing season and deferred expenses associated with the Apio acquisition which were recorded to other current assets.

         The majority of the Company's $3.7 million of property and equipment expenditures during fiscal year 1999 was incurred for building improvement and equipment upgrade expenditures at Dock Resins to expand capacity, and purchasing quality assurance equipment to support the development of Intellipac and Intellicoat products.

         Subsequent to fiscal year end, and as a result of raising $10 million upon the sale of Preferred Stock and securing a new $11.25 million term debt agreement to acquire Apio, Inc., the Company's cash balance increased to over $8 million. In addition, Apio entered into a new $12 million line of credit agreement with Bank of America. The term debt and line of credit agreements ("loan agreements") contain restrictive covenants which require Apio to meet certain financial tests, including minimum levels of EBITDA, minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The loan agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the loan agreement.

         In addition to the cash raised during the acquisition of Apio Inc., the Company is currently in the process of establishing a credit facility to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. The Company believes that with these new facilities, along with existing cash and cash equivalents will be sufficient to finance operational and capital requirements for the foreseeable future. The Company may, however, raise additional funds during the next twelve months through an equity financing. If such financing does occur it will have a dilutive effect on current shareholders. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of the Company to maintain existing collaborative and licensing arrangements and establish and maintain new collaborative and licensing arrangements; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the seasonal needs to fund growing costs to ensure adequate and consistent supply of produce; and other factors. If the Company's currently available funds, together with the internally generated cash flow from operations, are not sufficient to satisfy its financing needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms if at all.

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

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. The Company has incurred net losses in each fiscal year since its inception, including a net loss of $2.8 million for fiscal year 1999. The Company's accumulated deficit as of October 31, 1999 totaled $45.5 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

     THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD LIMIT ITS FINANCIAL AND OPERATING FLEXIBILITY AND SUBJECT IT TO OTHER RISKS. Upon the closing of the Apio acquisition, the Company's total debt, including current maturities and capital lease obligations, increased to approximately $22 million and the total debt to equity ratio was approximately 40%. This level of indebtedness could have significant consequences because:

     - a substantial portion of the Company's net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

     - the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and
     - the Company's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

     The Company's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. If the Company were unable to service its debt, it would be forced to pursue one or more alternative strategies such as selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital, which might not be successful and which could substantially dilute the ownership interest of existing shareholders.

     In addition, Apio is subject to various financial and operating covenants under its term debt and line of credit facilities (the "loan agreement"), including minimum levels of EBITDA, minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The loan agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the loan agreement. The Company has pledged substantially all of Apio's assets to secure its bank debt. The Company's failure to comply with the obligations under the loan agreement, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreement. Any such violations of its obligations under the loan agreement could have a material adverse effect on the Company's business, results of operations and financial condition.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. In the past, the Company's results of operations have varied significantly from quarter to quarter and such fluctuations are expected to continue in the future. Historically, the Company's corn seed distributor, Fielder's Choice, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during the Company's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results. The Company's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting the Company's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, the Company expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

     UNCERTAINTY RELATING TO INTEGRATION OF APIO AND OTHER NEW BUSINESS ACQUISITIONS. The Company's acquisition of Apio involves the integration of Apio's operations into the Company. The integration will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the acquisition. No assurance can be given that difficulties encountered in integrating the operations of Apio into the Company will be overcome or that the benefits expected from such integration will be realized. The difficulties in combining Apio and the Company's operations are exacerbated by the necessity of coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business. Difficulties encountered or additional costs incurred in connection with the acquisition and the integration of the operations of Apio and the Company could have a material adverse effect on the business, results of operations and financial condition of the Company.

         The successful integration of other new business acquisitions may require substantial effort from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, and sales and marketing efforts. In addition, the process of combining organizations could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of the acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     EARLY COMMERCIALIZATION OF CERTAIN PRODUCTS; DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES; UNCERTAINTY OF MARKET ACCEPTANCE. The Company is in the early stage of product commercialization of certain Intellipac breathable membrane, Intellicoat seed coating and Intelimer polymer systems products and many of its potential products are in development. The Company believes that its future growth will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, the Company expects that its ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing the Company's products. In addition, commercial applications of the Company's temperature switch polymer technology are relatively new and evolving. There can be no assurance that the Company will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing the Company's new products, or that the Company's competitors will not develop competing technologies that are less expensive or otherwise superior to those of the Company. There can be no assurance that the Company will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. The failure to develop and successfully market new products would have a material adverse effect on the Company's business, results of operations and financial condition.

         The success of the Company in generating significant sales of its products will depend in part on the ability of the Company and its partners and licensees to achieve market acceptance of the Company's new products and technology. The extent to which, and rate at which, market acceptance and penetration are achieved by the Company's current and future products are a function of many variables including, but not limited to, price, safety, efficacy, reliability, conversion costs and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. There can be no assurance that markets for the Company's new products will develop or that the Company's new products and technology will be accepted and adopted. The failure of the Company's new products to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition.

     COMPETITION AND TECHNOLOGICAL CHANGE. The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, agricultural, industrial and medical companies is expected to be intense. In addition, the nature of the Company's collaborative arrangements may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. The Company's success is dependent in part upon its ability to manufacture its products in commercial quantities in compliance with regulatory requirements and at acceptable costs. There can be no assurance that the Company will be able to achieve this.

         Although the Company believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for the Company. The Company anticipates that a portion of the Company's products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. The Company's reliance on this facility involves a number of potential risks, including the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. The

Company may also need to consider seeking collaborative arrangements with other companies to manufacture certain of its products. If the Company becomes dependent upon third parties for the manufacture of its products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may impair the Company's ability to deliver products on a timely basis, impair the Company's competitive position, or may delay the submission of products for regulatory approval. In late fiscal 1999, in an effort to reduce reliance on third party manufacturers, the Company began the set up of a manufacturing operation at its facility in Menlo Park, California, for the production of Intellipac breathable membrane products. There can be no assurance that the Company can successfully operate a manufacturing operation at acceptable costs, with acceptable yields, and retain adequately trained personnel. The occurrence of any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON SINGLE SOURCE SUPPLIERS. Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Upon manufacturing scale-up and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, results of operations and financial condition.

     PATENTS AND PROPRIETARY RIGHTS. The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and, consequently, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - Patents and Proprietary Rights" in Item 1.

     ENVIRONMENTAL REGULATIONS. Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in certain manufacturing processes, including those utilized by Dock Resins. As a result of historic off-site disposal practices, Dock Resins was recently involved in two actions seeking to compel the generators of hazardous waste to remediate hazardous waste sites. Dock Resins has been informed by its counsel that it was a DE MINIMIS generator to these sites, and these actions have been settled without the payment of any material amount by the Company. In addition, the New Jersey Industrial Site Recovery Act ("ISRA") requires an investigation and remediation of any industrial establishment, like Dock Resins, which changes ownership. This statute was activated by the Company's acquisition of Dock Resins. Dock Resins has completed its investigation of the site, delineated the limited areas of concern on the site, and completed the bulk of the active remediation required under the statute. The costs associated with this effort are being borne by the former owner of Dock Resins, and counsel has advised Dock Resins and the Company that funds of the former owner required by ISRA to be set aside for this effort are sufficient to pay for the successful completion of remedial activities at the site. In most cases, the Company believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements.

         The Company's agricultural operations are subject to a variety of environmental laws including the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of manufacturing chemicals could result in increased compliance costs.

     ADVERSE GROWING CONDITIONS. The Company's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes may adversely affect the supply of vegetables and fruits used in the Company's business, reduce the sales volumes and increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken the Company's financial condition. If the supply of any of the Company's products is adversely affected by the adverse conditions, there can be no assurance that the Company will be able to obtain sufficient supplies from alternative sources.

     LIMITED SALES AND MARKETING EXPERIENCE. The Company has only limited experience marketing and selling its Intelimer polymer products. While Dock Resins will provide consultation and in some cases direct marketing support for Landec's Intelimer polymer products, establishing sufficient marketing and sales capability will require significant resources. The Company intends to distribute certain of its products through its corporate partners and other distributors and to sell certain other products through a direct sales force. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales and marketing efforts will be successful. To the extent that the Company has entered into or will enter into distribution or other collaborative arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such sales and marketing efforts will be successful and any failure in such efforts could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON COLLABORATIVE PARTNERS AND LICENSEES. For certain of its current and future products, the Company's strategy for development, clinical and field testing, manufacture, commercialization and marketing includes entering into various collaborations with corporate partners, licensees and others. The Company is dependent on its corporate partners to develop, test, manufacture and/or market certain of its products. Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that the Company's partners will pay any additional option or license fees to the Company or that they will develop, market or pay any royalty fees related to products under the agreements. Moreover, certain of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and certain of the collaborative agreements provide for termination under certain other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as the Company no longer has control over the sales of such products since the sale of QuickCast and the license of the PORT product lines. There can be no assurance that the Company's partners will not pursue existing or alternative technologies in preference to the Company's technology. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful.

     GOVERNMENT REGULATION. The Company's products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of the Company's products is subject to periodic inspection by regulatory authorities. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Although Landec has no reason to believe that it will not be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company's business. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect on the Company's business, operating results and financial condition. As a result of the Apio acquisition, the Company is subject to USDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution. See "Business - Governmental Regulations" in Item 1.

     INTERNATIONAL OPERATIONS AND SALES. In fiscal years 1999 and 1998, approximately 2.3% of the Company's total revenues were derived from product sales to and collaborative agreements with international customers. The Company expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. While the Company's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries which comprise a part of the territories of certain of the Company's collaborative partners and Apio's export business, may reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

     CUSTOMER CONCENTRATION. For the fiscal year 1999, sales to the Company's top five customers accounted for approximately 28% of the Company's product sales with the top customer accounting for 10% of the Company's product sales. The Company expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. The Company may experience changes in the composition of its customer base, as Apio, Dock Resins and Fielder's Choice have experienced in the past. The Company does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of such major customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, since certain products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, the Company's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that the Company's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers.

     PRODUCT LIABILITY EXPOSURE AND AVAILABILITY OF INSURANCE. The testing, manufacturing, marketing, and sale of the products being developed by the Company involve an inherent risk of allegations of product liability. While no product liability claims have been made against the Company to date, if any such claims were made and adverse judgments obtained, they could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains medical and non-medical product liability insurance with limits in the amount of $4.0 million per occurrence and $5.0 million in the annual aggregate. In addition, Apio has product liability insurance with limits in the amount of $41.0 million per occurrence and $42.0 million in the annual aggregate. There can be no assurance that such coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, operating results and financial condition.

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

     FINANCIAL AND ACCOUNTING CHANGES. In order to address certain deficiencies in Apio's management information systems and accounting systems, Apio has restructured its financial and accounting department, including hiring a chief financial officer and a new controller, and retained consultants who have worked with Apio to improve accounting processes and procedures. Apio management believes that such changes will improve its managing of operations, including delivering complete and accurate financial statements to Landec's corporate offices in a more timely manner. However, the Company can give no assurances that it will be able to effect such changes in the management information systems and accounting systems in a timely manner or that any delay will not have a material adverse effect on our business, financial condition and results of operations.

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

     IMPACT OF YEAR 2000. The Year 2000 issue concerns the potential inability of computer applications, other information technology systems, and certain software-based "embedded" control systems to recognize and process properly, date-sensitive information in the Year 2000 and beyond. The Company could suffer material adverse impacts on its operations and financial results if the applications and systems used by the Company, or by third parties with whom the Company does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 2000 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a)   1.        Consolidated Financial Statements of Landec Corporation and
                Subsidiaries
                                                                                                 Page
                                                                                                 ----
                 Report of Ernst & Young LLP Independent Auditors                                 35

                 Consolidated Balance Sheets at October 31, 1999 and 1998                         36

                 Consolidated Statement of Operations for the Years Ended
                 October 31, 1999, 1998 and 1997                                                  37

                 Consolidated  Statement of Changes in Shareholders'  Equity for the Years
                 Ended October 31, 1999, 1998 and 1997                                            38

                 Consolidated  Statement  of Cash Flows for the Years  Ended  October  31,
                 1999, 1998 and 1997                                                              39

                 Notes to Consolidated Financial Statements                                       40

       2.        Schedule II:

                 Valuation and  Qualifying  Accounts for the Years Ended October 31, 1999,
                 1998 and 1997                                                                    55

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

 (b)             Reports on Form 8-K                                                              56

 (c)             Exhibits                                                                         56

                 The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

         We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Francisco, California
December 6, 1999

                               LANDEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                OCTOBER 31,
                                                                                -----------
                                                                            1999            1998
                                                                       --------------- ---------------
                                 ASSETS
 Current assets:
    Cash and cash equivalents......................................... $      3,203    $      9,185
    Short-term investments............................................           --             992
    Accounts receivable, less allowance for doubtful accounts of $45
       and $50 at October 31, 1999 and 1998...........................        2,952           2,808
    Inventory.........................................................        7,641           4,676
    Deferred advertising..............................................          522             394
    Related party note receivable.....................................          138             500
    Prepaid expenses and other current assets.........................        1,711           1,228
                                                                       --------------- ---------------
        Total current assets..........................................       16,167          19,783
 Property and equipment, net..........................................       11,002           8,280
 Intangible assets, net...............................................       13,506          14,255
 Other assets.........................................................           33              38
                                                                       --------------- ---------------
                                                                       $     40,708    $     42,356
                                                                       =============== ===============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable.................................................. $      1,687    $      1,399
    Accrued compensation..............................................        1,036           1,017
    Other accrued liabilities.........................................        1,327             942
    Deferred revenue..................................................        2,135           2,499
    Current portion of long term debt.................................          125             156
                                                                       --------------- ---------------
      Total current liabilities.......................................        6,310           6,013

 Noncurrent portion of long term debt.................................        2,637           2,655

 Shareholders' equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized,
       issueable in series............................................           --              --
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       13,353,352 and 13,159,888 shares issued and outstanding at
       October 31, 1999 and 1998, respectively........................       77,289          76,821
    Notes receivable from shareholders................................          --             (291)
    Deferred compensation.............................................          --              (86)
    Accumulated deficit...............................................      (45,528)        (42,756)
                                                                       --------------- ---------------
      Total shareholders' equity......................................       31,761          33,688
                                                                       --------------- ---------------
                                                                       $     40,708    $     42,356
                                                                       =============== ===============


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEAR ENDED OCTOBER 31,
                                                                             ----------------------
                                                                        1999        1998          1997
                                                                     ----------- ------------ -------------
 Revenues:
    Product sales....................................................$  33,927   $  31,664    $   8,653
    Research and development revenues................................      770       1,352          863
    License fees.....................................................      750         500           --
                                                                     ----------- ------------ -------------
       Total revenues................................................   35,447      33,516        9,516

 Operating costs and expenses:
    Cost of product sales............................................   21,476      20,308        6,215
    Research and development.........................................    5,758       5,713        4,608
    Selling, general and administrative..............................   11,192      10,835        4,664
    Purchased in-process research and development....................       --          --        3,022
                                                                     ----------- ------------- ------------
       Total operating costs and expenses............................   38,426      36,856       18,509
                                                                     ----------- ------------ -------------
 Operating loss......................................................   (2,979)     (3,340)      (8,993)
 Interest income.....................................................      363         737        1,726
 Interest expense....................................................      (99)       (137)        (319)
                                                                     ----------- ------------ -------------
 Loss from continuing operations before income taxes.................   (2,715)     (2,740)      (7,586)
 Provision for income taxes..........................................      (54)       (150)          --
                                                                     ----------- ------------ -------------
 Loss from continuing operations.....................................   (2,769)     (2,890)     (7,586)
 Discontinued Operations:
    Loss from discontinued QuickCast operations......................       --          --       (1,059)
    Gain on disposal of QuickCast operations.........................       --          --           70
                                                                     ----------- ------------ -------------
 Loss from discontinued operations...................................       --          --         (989)
                                                                     ----------- ------------ -------------
 Net loss............................................................  $(2,769)    $(2,890)     $(8,575)
                                                                     =========== ============ =============
 Basic and diluted net loss per share:
    Continuing operations............................................$  (.21)    $  (.23)     $  (.68)
    Discontinued operations..........................................      --          --        (.09)
                                                                     ----------- ------------ -------------
 Basic and diluted net loss per share................................$  (.21)    $  (.23)     $  (.77)
                                                                     =========== ============ =============
 Shares used in computing basic and diluted net loss per share.......   13,273      12,773       11,144
                                                                     =========== ============ =============


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       SHAREHOLDERS' EQUITY
                                                       ------------------------------------------------------------
                                                                                     NOTES
                                                             COMMON STOCK          RECEIVABLE
                                                        -----------------------       FROM       DEFERRED
                                                           SHARES       AMOUNT    SHAREHOLDERS COMPENSATION
                                                         ----------   ---------  -------------- ------------
Balance at October 31, 1996 ........................     10,753,711     $68,242     $ (13)        $(311)

Issuance of common stock for acquired businesses ...      1,821,687       7,273        --            --
Issuance of common stock at $0.58 to $6.48 per share        112,018         164        --            --
Repayment of notes receivable ......................             --          --         5            --
Amortization of deferred compensation ..............             --          --        --           113
Change in unrealized gain on available-for-sale
   securities ......................................             --          --        --            --
Net loss ...........................................             --          --        --            --
                                                         ----------   ---------  -------------- ------------
Balance at October 31, 1997 ........................     12,687,416     $75,679     $  (8)        $(198)

Issuance of common stock at $0.58 to $7.00 per share        425,885       1,142        --            --
Exercise of warrants ...............................         46,587          --        --            --
Net increase in notes receivable from shareholders .             --          --      (283)           --
Amortization of deferred compensation ..............             --          --        --           112
Change in unrealized gain on available-for-sale
   securities ......................................             --          --        --            --
Net loss ...........................................             --          --        --            --
                                                         ----------   ---------  -------------- ------------
Balance at October 31, 1998 ........................     13,159,888     $76,821     $(291)        $ (86)
                                                         ==========   =========  ============== ============
Issuance of common stock at $0.58 to $5.56 per share        193,464         468        --            --
Net decrease in notes receivable from shareholders .             --          --       291            --
Amortization of deferred compensation ..............             --          --        --            86
Change in unrealized gain on available-for-sale
   securities ......................................             --          --        --            --
Net loss ...........................................             --          --        --            --
                                                         ----------   ---------  -------------- ------------
Balance at October 31, 1999 ........................     13,353,352     $77,289      $ --          $ --
                                                         ==========   =========  ============== ============



                                                                            TOTAL
                                                        ACCUMULATED      SHAREHOLDERS'
                                                          DEFICIT           EQUITY
                                                       --------------  ----------------
Balance at October 31, 1996 ........................       $(31,278)     $ 36,640

Issuance of common stock for acquired businesses ...             --         7,273
Issuance of common stock at $0.58 to $6.48 per share             --           164
Repayment of notes receivable ......................             --             5
Amortization of deferred compensation ..............             --           113
Change in unrealized gain on available-for-sale
   securities ......................................             (5)           (5)
Net loss ...........................................         (8,575)       (8,575)
                                                       --------------  ----------------
Balance at October 31, 1997 ........................       $(39,858)     $ 35,615

Issuance of common stock at $0.58 to $7.00 per share             --         1,142
Exercise of warrants ...............................             --            --
Net increase in notes receivable from shareholders .             --          (283)
Amortization of deferred compensation ..............             --           112
Change in unrealized gain on available-for-sale
   securities ......................................             (8)           (8)
Net loss ...........................................         (2,890)       (2,890)
                                                       --------------  ----------------
Balance at October 31, 1998 ........................       $(42,756)     $ 33,688
                                                       ==============  ================
Issuance of common stock at $0.58 to $5.56 per share             --           468
Net decrease in notes receivable from shareholders .             --           291
Amortization of deferred compensation ..............             --            86
Change in unrealized gain on available-for-sale
   securities ......................................             (3)           (3)
Net loss ...........................................         (2,769)       (2,769)
                                                       --------------  ----------------
Balance at October 31, 1999 ........................       $(45,528)     $ 31,761
                                                       ==============  ================


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED OCTOBER 31,
                                                                                -------------------------------------
                                                                                   1999         1998          1997
                                                                                -----------  -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net loss from continuing operations..........................................$ (2,769)    $ (2,890)     $ (7,586)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................................  2,214        2,075         1,051
      Write-off of purchased in-process research and development.................     --           --         3,022
      Loss from discontinued operations..........................................     --           --          (989)
      Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
        Accounts receivable......................................................   (144)        (646)         (328)
        Inventory................................................................ (2,965)      (2,024)           24
        Deferred advertising.....................................................   (128)          16           (97)
        Receivables from related parties.........................................    362         (500)           --
        Prepaid expenses and other current assets................................   (483)          82          (902)
        Accounts payable.........................................................    288          757        (1,275)
        Accrued compensation.....................................................     19          181           218
        Other accrued liabilities................................................    385         (578)          975
        Deferred revenue.........................................................   (364)         173           389
                                                                                -----------  -----------   -----------
              Total adjustments                                                     (816)        (464)        2,088
                                                                                -----------  -----------   -----------
 Net cash used in operating activities........................................... (3,585)      (3,354)       (5,498)
                                                                                -----------  -----------   -----------
 Cash flows from investing activities:
   Purchases of property and equipment........................................... (3,708)      (4,100)       (1,344)
   Decrease in other assets......................................................      5           74            31
   Purchases of available-for-sale securities....................................     --       (5,033)      (14,828)
   Sale of available-for-sale securities.........................................     --        4,805         4,041
   Maturities of available-for-sale securities...................................    989        8,734        23,602
   Acquisition of businesses, net of cash acquired...............................   (393)        (390)       (6,224)
   Net proceeds from disposition of QuickCast operation..........................     --           --           425
                                                                                -----------  -----------   -----------
 Net cash provided by (used in) investing activities............................. (3,107)       4,090         5,703
                                                                                -----------  -----------   -----------
 Cash flows from financing activities:
   Proceeds from sale of restricted investment...................................     --        8,837            --
   Purchase of restricted investment.............................................     --           --        (8,837)
   Proceeds from sale of common stock, net of repurchases........................    468        1,142           164
   Decrease (increase) in  repayment of notes receivable from shareholders.......    291         (283)            5
   Payments on long term debt....................................................    (90)         (10)         (559)
   Proceeds from issuance of long term debt......................................     41        2,789            --
   Payment of payable related to the acquisition of Dock Resins Corporation......     --       (9,189)           --
                                                                                -----------  -----------   -----------
 Net cash provided by (used in) financing activities.............................    710        3,286        (9,227)
                                                                                -----------  -----------   -----------
 Net increase (decrease) in cash and cash equivalents............................ (5,982)       4,022        (9,022)
 Cash and cash equivalents at beginning of year..................................  9,185        5,163        14,185
                                                                                -----------  -----------   -----------
 Cash and cash equivalents at end of year.......................................$  3,203     $  9,185      $  5,163
                                                                                ===========  ===========   ===========
 Supplemental disclosure of cash flows information:
   Cash paid during the period for interest, net of capitalized interest........$     76     $    383      $     75
                                                                                ===========  ===========   ===========
   Cash paid during the period for income taxes.................................$     33     $     38      $     32
                                                                                ===========  ===========   ===========
 Supplemental schedule of noncash investing and financing activities:
   Common stock issued in the acquisition of businesses.........................$     --     $     --      $  7,273
                                                                                ===========  ===========   ===========


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Landec Corporation and its subsidiaries (the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food product, agricultural products, specialty industrial and medical applications. In addition, the Company markets and distributes hybrid corn seed to producer customers.

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

CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of October 31, 1999 and 1998, the Company's debt securities are carried at fair value and classified as available-for-sale, as the Company may not hold these securities until maturity in order to take advantage of market conditions. Unrealized gains and losses are reported as a component of shareholders' equity and were immaterial for all years presented. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on the sale of available-for-sale securities are also included in interest income and were immaterial for fiscal year 1999. The cost of securities sold is based on the specific identification method.

INVENTORIES

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of October 31, 1999 and 1998 inventories consisted of (in thousands):


                                                                                OCTOBER 31,
                                                                         ---------------------------
                                                                             1999          1998
                                                                         ------------- -------------
 Finished goods..........................................................    $6,169        $3,785
 Raw materials...........................................................     1,015           663
 Work in process.........................................................       457           228
                                                                         ------------- -------------
                                                                             $7,641        $4,676
                                                                         ============= =============

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED ADVERTISING

         The Company defers certain costs related to direct-response advertising of its hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures that are not direct-response advertisements are expensed as incurred. The advertising expense for fiscal years 1999 and 1998 was $1,272,000 and $1,165,000, respectively. The advertising expense for fiscal year 1997 was zero as the Company acquired Fielder's Choice in September, 1997.

RECEIVABLE FROM RELATED PARTIES

         In October 1998, the Company loaned an officer of Intellicoat $500,000 in cash in exchange for a promissory note. Interest accrued at 7.50% per annum, compounded annually. On July 31, 1999 the balance of principal and accrued interest were offset by an earn-out provision related to the acquisition of Fielder's Choice by the Company. The resulting principal balance of $138,000 plus interest, if any, is due and payable on July 31, 2000. The $138,000 note has been included in other current assets at October 31, 1999.

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

DEFERRED REVENUE

         Cash received in advance of services performed or shipment of products, primarily hybrid corn seed, are recognized as a liability and recorded as deferred revenue. At October 31, 1999 approximately $2.1 million has been recognized as a liability for advances on future hybrid corn seed shipments.

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESEARCH AND DEVELOPMENT EXPENSES

         Costs related to both research contracts and Company-funded research is included in research and development expenses. Costs to fulfill research contracts generally approximate cost.

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

IMPAIRMENT OF LONG LIVED ASSETS

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets are less than the carrying amounts of those assets. No such event and circumstances have occurred.

2.       BUSINESS ACQUISITIONS

         On April 18, 1997, the Company acquired Dock Resins Corporation ("Dock Resins") a privately-held manufacturer and marketer of specialty acrylics and other polymers located in Linden, New Jersey for $15.8 million, comprised of $13.7 million in cash, a secured promissory note paid in January 1998 and direct acquisition costs along with 396,039 shares of common stock valued at $2.1 million. A payable of $9.5 million was recorded as of the acquisition date to recognize the promissory note and other liabilities related to the acquisition. A marketable investment of $8.8 million was set aside as security for payment of the promissory note, and subsequently used to pay off the promissory note in January 1998. In addition, $1.5 million of the cash consideration and all of the equity consideration was set aside in escrow to cover future costs associated with obligations under the representations and warranties made by the shareholder of Dock Resins in connection with the acquisition. During fiscal year 1998 $460,000 was drawn down from the escrow account to pay for obligations under the agreement. No amounts were drawn from the account during fiscal years 1999 and 1997. The escrow account expires on April 18, 2002. Management determined the portion of the purchase price allocable to in-process research and development based on the assessment of the technology and the effort required to complete the technology and sought advice from an independent appraiser with respect to the value of the in-process research and development. This assessment resulted in a $3.0 million charge during fiscal year 1997 as required under generally accepted accounting principles. Such in-process technology was determined to have no alternative future uses. The acquisition was accounted for using the purchase method.

         On September 30, 1997, Intellicoat acquired Williams & Sun, Inc. d/b/a Fielder's Choice Hybrids ("Fielder's Choice") a privately-held direct marketer of hybrid seed corn, located in Monticello, Indiana for $8.8 million, comprised of $3.6 million in cash and direct acquisition costs along with 1,425,648 shares of common stock valued at approximately $5.2 million. Terms of the agreement include additional consideration up to $2.4 million in the form of a cash earn-out based on the future performance of the Fielder's Choice business. During fiscal years 1999 and 1998, earn-out payments were made in the amount of $393,000 and $390,000, respectively. The acquisition was accounted for using the purchase method.

3.       DISCONTINUED OPERATIONS

         In fiscal year 1997, the Company entered into an agreement with Bissell Healthcare Corporation ("Bissell") to sell substantially all of the net assets of QuickCast for $950,000 in cash plus royalties on future sales through August 28, 2007. As a result, the operations of the QuickCast product line for fiscal year 1997 has been classified as discontinued in the consolidated statements of operations. During fiscal years 1999 and 1998, the Company recognized $12,000 and $20,000 respectively, of royalties income related to this agreement.

4.       COLLABORATIVE AGREEMENTS

         To facilitate the commercialization of its products, the Company has established a number of strategic alliances in which the Company receives license payments, research and development funding and/or future royalties in exchange for certain technology or marketing rights.

         HITACHI CHEMICAL. The Company entered into two separate collaborations with Hitachi Chemical ("Hitachi") in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement for seven years with Hitachi in the industrial adhesives area. The agreement provides Hitachi with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into the second collaboration with Hitachi in the Intelimer Polymer Systems area. The agreement provided Hitachi with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi for at least seven years after commercialization. Landec received an up-front license payment upon signing this agreement and research and development funding over three years and is entitled to receive future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable. This agreement has been converted to a non-exclusive agreement except for one application field. In conjunction with this agreement, Hitachi purchased Series E Preferred Stock for $1.5 million which converted to common stock upon the Company's initial public offering.

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

         ALCON. In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment, a $1 million milestone payment in November 1998, research and development funding and will receive ongoing royalties of 12.5% on product sales of each PORT device over an approximately 15-year period. In September 1999, Alcon submitted a 510K application to the FDA seeking approval to commercially sell the PORT device. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch.

         CONVATEC. On October 11, 1999, the Company entered into a joint development agreement ConvaTec, a division of Bristol Myers Squibb, under which Landec will develop adhesive film products for selected ConvaTec medical products. Landec is receiving support funding for this program. Upon completion of this agreement, the companies have the option to consider a supply agreement where Landec would supply materials to ConvaTec of use in specific medical devices.

5.       AVAILABLE-FOR-SALE SECURITIES

         There were no available-for-sale securities as of October 31, 1999. The following is a summary of available-for-sale securities as of October 31, 1998 (in thousands):


                                                                    GROSS         GROSS
                 OCTOBER 31, 1998                                 UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                                 AMORTIZED COST     GAINS         LOSSES         VALUE
                                                 --------------   -----------   -----------   --------------
 U.S. government and agency obligations..........$       996     $        --   $        --   $       996
 U.S. states or political subdivisions
    obligations..................................        359              --            --           359
 Corporate debt securities.......................      1,987               3            --         1,990
                                                 --------------   -----------   -----------   --------------
 Total securities................................$     3,342     $         3   $        --   $     3,345
                                                 ==============   ===========   ===========   ==============
 Amounts included in:
 Cash equivalents................................$     2,353     $        --   $        --   $     2,353
 Short-term investments..........................        989               3            --           992
                                                 --------------   -----------   -----------   --------------
 Total securities................................$     3,342     $         3   $        --   $     3,345
                                                 ==============   ===========   ===========   ==============

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                                    OCTOBER 31,
                                                            --------------------------
                                                                1999          1998
                                                            ------------- -------------
 Land and buildings.........................................$    3,945    $    3,132
 Leasehold improvements.....................................     1,372         1,291
 Computer, machinery, equipment and autos...................     8,155         5,293
 Furniture and fixtures.....................................       592           291
 Construction in process....................................     1,173         1,651
                                                            ------------- -------------
                                                                15,237        11,658
 Less accumulated depreciation and amortization.............    (4,235)       (3,378)
                                                            ------------- -------------
                                                            $   11,002    $    8,280
                                                            ============  ============


         Depreciation expense for fiscal years 1999, 1998 and 1997 was $986,000, $844,000, and $603,000, respectively.

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):


                                                                         OCTOBER 31,
                                                                  ------------------------
                                                                    1999          1998
                                                                  ---------   ------------
                   Developed technology.......................   $ 5,036     $      5,036
                   Trademark..................................     4,975            4,975
                   Customer base..............................     2,396            2,396
                   Workforce in place.........................       910              910
                   Covenants not to compete...................       277              277
                   Goodwill...................................     2,509            2,116
                                                           --------------    -------------
                                                                  16,103           15,710
                   Less accumulated amortization...............   (2,597)          (1,455)
                                                           --------------    -------------
                                                                 $13,506     $     14,255
                                                           ==============    =============



         Amortization expense for fiscal years 1999, 1998, and 1997 was $1,142,000, $1,120,000, and $335,000, respectively.

8.       WARRANTS

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

         The Company has 4,507,144 common shares reserved for future issuance under Landec Corporation stock option plans and employee stock purchase plans.

         The Company terminated its 1988 Stock Option Plan during fiscal year 1998 and canceled all stock options available for grant.

         The 1995 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company's common stock on the date the options are granted. The Directors' Plan, as amended in 1998, authorizes the issuance of 400,000 shares under the plan. Options granted under this plan are exerciseable and vest upon grant. All directors' stock option grants outstanding on December 4, 1997 with an exercise price greater than $6.75, were repriced to $6.75 per share, the fair market value of the Company's common stock on April 15, 1998, the date of the annual shareholders' meeting.

         The 1996 Non-Executive Stock Option Plan authorizes the Board of Directors to grant non-qualified stock options to employees and outside consultants who are not officers or directors of the Company. The exercise price of the options will be equal to the fair market value of the Company's common stock on the date the options are granted. As amended in 1999, 1,500,000 shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

         In November 1996, the Company's Board of Directors approved the 1996 Stock Option Plan. Under this plan, the Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec's common stock on the date the options are granted. The plan, as amended, authorizes the issuance of 1,500,000 shares of Landec common stock under the plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

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

         In January 1998, the Company effected another option repricing program to allow employees, directors and officers who were issued options under the 1988 Stock Option Plan, 1996 Non-Executive Stock Option Plan and 1996 Stock Option Plan at an exercise price above $5.00 per share to exchange their out-of-money stock options for the same number of options at a more favorable exercise price. The officers and directors repricing was approved at the April 15, 1998 shareholders' meeting. Under this repricing program, one new option could be obtained for every option cancelled. The exercise price of the new option was based on the higher of fair market value of the Company's common stock on the date the old options were exchanged, or $5.00 per share. The new options vest ratably over four years (commencing December 4, 1997, the repricing date) and are subject to repurchase if exercised before being vested. As a result of this repricing program and the repricing of the options issued under the 1995 Directors' Plan, options to purchase 753,100 shares were repriced.

         Activity under all Landec Stock Option Plans is as follows:


                                                                           Outstanding Options
                                                                   -------------------------------------
                                                    Options                               Weighted
                                                   Available            Number             Average
                                                   for Grant           of Shares       Exercise Price
         -----------------------------------------------------------------------------------------------
         Balance at October 31, 1996              1,177,517           1,178,348              $2.46

         Additional shares reserved                 750,000                  --                 --
         Options granted                         (1,070,300)          1,070,300              $8.63
         Options exercised                               --             (95,592)             $0.78
         Options forfeited                          158,384            (158,384)             $6.88
         Options canceled                            58,250             (58,250)            $19.11
         ----------------------------------------------------------------------------
         Balance at October 31, 1997              1,073,851           1,936,422              $5.11

         Additional shares reserved                 950,000                  --                 --
         Options granted                         (1,584,828)          1,584,828              $5.12
         Options exercised                               --            (163,394)             $0.69
         Options forfeited                          123,851            (123,851)             $6.46
         Options canceled                           753,100            (753,100)             $9.84
         Expired in 1988 Plan                       (60,633)                 --                 --
         ----------------------------------------------------------------------------
         Balance at October 31, 1998              1,255,341           2,480,905              $3.90

         Additional shares reserved                 750,000                  --                 --
         Options granted                           (663,300)            663,300              $4.79
         Options exercised                               --            (100,265)             $1.52
         Options forfeited                          108,220            (108,220)             $5.20
         Expired in 1988 Plan                        (2,977)                 --                 --
         ----------------------------------------------------------------------------
         Balance at October 31, 1999              1,447,284           2,935,720              $4.14

         At October 31, 1999, 1998 and 1997, options to purchase 1,494,662, 1,101,387 and 902,135 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

         For options granted through October 31, 1999, the Company recognized an aggregate of $451,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock not issueable on exercise of such options over the aggregate exercise price of such options. The deferred compensation expense is being amortized ratably over the vesting period of the options. Total deferred compensation expense recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal years 1999, 1998 and 1997 was $86,000, $112,000 and $113,000, respectively.

         The following tables summarize information about Landec options outstanding and exerciseable at October 31, 1999.


                                              OPTIONS OUTSTANDING
                       -------------------------------------------------------------------
                                                                Weighted
                                                                 Average       Weighted
                                                               Contractual      Average
                               Range of             Number         Life        Exercise
                           Exercise Prices        of Shares     (in years)       Price
                       -------------------------------------------------------------------
                          $0.5800 - $0.5800          365,505        2.78          $0.58
                          $0.8600 - $1.4400          301,630        5.44          $1.13
                          $3.3750 - $4.9380          631,907        9.26          $4.75
                          $5.0000 - $5.0000        1,273,850        8.15          $5.00
                          $5.0630 - $6.7500          315,328        8.11          $5.89
                          $7.0000 - $9.3400           47,500        7.38          $7.59
                                                 -------------
                          $0.5800 - $9.3400        2,935,720        7.42          $4.14


                                              OPTIONS EXERCISEABLE
                       -------------------------------------------------------------------
                                                                           Weighted
                               Range of                Number               Average
                           Exercise Prices            of Shares         Exercise Price
                       -------------------------------------------------------------------
                          $0.5800 - $0.5800            365,505               $0.58
                          $0.8600 - $1.4400            300,399               $1.13
                          $3.3750 - $4.9380            143,235               $4.45
                          $5.0000 - $5.0000            437,786               $5.00
                          $5.0630 - $6.7500            217,063               $6.13
                          $7.0000 - $9.3400             30,674               $7.75
                                                 --------------------
                          $0.5800 - $9.3400          1,494,662               $3.31


EMPLOYEE STOCK PURCHASE PLAN. The Company has an employee stock purchase plan which permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of October 31, 1999, 175,860 shares have been issued under the Purchase Plan.

INTELLICOAT STOCK PLAN. Under the 1996 Intellicoat Stock Plan, the Board of Directors of Intellicoat may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Intellicoat's common stock as determined by Intellicoat's Board of Directors. Two million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

         The following table summarizes activity under the Intellicoat Stock Option Plan.


                                                                       Outstanding Options
                                                            ------------------------------------------
                                              Options
                                             Available       Number of Shares      Weighted Average
                                          -------------     ------------------   -------------------
         Balance at October 31, 1996        2,000,000                   0                --
         Options granted                   (1,239,300)          1,239,300               $0.12
         Options forfeited                      3,300              (3,300)              $0.12
                                          -------------     ------------------
         Balance at October 31, 1997          764,000           1,236,000               $0.12

         Options granted                      (59,900)             59,900               $0.20
         Options forfeited                     11,800             (11,800)              $0.20
                                          -------------     ------------------
         Balance at October 31, 1998          715,900           1,284,100               $0.12

         Options granted                     (248,800)            248,800               $0.83
         Options exercised                      --                   (534)              $0.20
         Options forfeited                      9,591              (9,591)              $0.20
                                          -------------     ------------------
         Balance at October 31, 1999          476,691           1,522,775               $0.24


         At October 31, 1999 options to purchase 986,897 shares with an average exercise price of $0.14 per share of Intellicoat's common stock were vested. For the options outstanding at October 31, 1999, 1,033,000 shares were granted with an exercise price of $0.10, 292,775 shares were granted with an exercise price of $0.20 and 197,000 were granted with an exercise price of $1.00. As of October 31, 1999, the Company has 1,999,466 common shares reserved for future issuance under the Intellicoat Corporation stock option plan.

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

         Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans and employee stock purchase plan under the fair value method and the Intellicoat Stock Plan under the minimum value method prescribed by SFAS No.
123. The fair value of options granted in fiscal years 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:


                                              LANDEC                                          LANDEC
                                      EMPLOYEE STOCK OPTIONS                        STOCK PURCHASE PLAN SHARES
-----------------------------------------------------------------------------------------------------------------
YEARS ENDED OCTOBER 31,            1999         1998        1997                   1999        1998        1997
                                   ----         ----        ----                   ----        ----        ----
Expected life (in years)           3.30         3.91        4.33                   .49         .50          .47
Risk-free interest rate            5.08%       5.62%       6.16%                  4.74%       5.37%        5.30%
Volatility                          .43         .44         .40                    .43         .44          .40
Dividend yield                      0%           0%          0%                     0%          0%          0%

         The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Intellicoat options granted in fiscal year 1999, 1998 and 1997. The volatility for the Intellicoat options is assumed to be zero since Intellicoat stock is not publicly traded.

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

         The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 1999, 1998 and 1997 was $1.71, $1.67 and $2.50 per share, respectively. The weighted average exercise price of employee stock options granted at grant date market prices during fiscal year 1999, 1998 and 1997 was $4.78, $5.86 and $7.00 per share, respectively. No stock options were granted above grant date market prices during fiscal year 1999. The weighted average estimated fair value of Landec employee stock options granted above grant date market prices during fiscal years 1998 and 1997 was $7.84 and $3.05 per share, respectively. The weighted average exercise price of employee stock options granted above grant date market prices during fiscal year 1998 and 1997 was $5.00 and $12.00 per share, respectively. The weighted average estimated fair value of shares granted under the Landec Stock Purchase Plan during fiscal years 1999, 1998 and 1997 was $1.42, $1.57 and $2.26 per share, respectively. The weighted average estimated fair value of shares granted under the Intellicoat Stock Purchase Plan during fiscal years 1999, 1998 and 1997 was $0.30, $0.03 and $0.02 per share, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):


             YEARS ENDED OCTOBER 31,                    1999              1998             1997
             ------------------------------------- ---------------- ----------------- ----------------
             Pro forma net loss                       $(4,126)          $(4,355)         $(9,554)
             Pro forma net loss per share              $(0.31)          $(0.34)           $(0.86)


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

         From time to time the Company enters into equipment financing agreements when interest rates and payment terms are favorable. At October 31, 1999 and 1998, the Company had approximately $84,000 and $61,000, respectively, of equipment loans outstanding.

         LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                          OCTOBER 31,
                                                                                     1999             1998
                                                                                 -------------   --------------
         Bank  term  loan;  principal  payable  in  monthly  installments  of
             $15,278  beginning  February 1, 1999 through January,  2006 with
             the balance due January 31, 2006; interest is paid monthly        $    2,678        $     2,750
         Equipment financing agreements                                                84                 61
         Less current portion                                                        (125)              (156)
                                                                                 -------------   --------------
                                                                               $    2,637        $     2,655
                                                                                 =============   ==============

         Maturities of long-term debt are as follows (in thousands):


                           FY 2000          $     125
                           FY 2001                131
                           FY 2002                134
                           FY 2003                137
                           FY 2004                148
                           Thereafter           2,087
                                                -----
                                            $   2,762


         The long-term loan limits Dock Resins' dividend payments and contains various financial covenants including minimum working capital levels, net worth and debt service ratio.

         For the year ended October 31, 1999 and 1998, the Company paid interest on the long-term debt of $217,000 and $35,000, respectively. In fiscal year 1999, $141,000 was capitalized as the amount related to financing for capital expenditures. No interest was capitalized during fiscal year 1998.

         Management believes the fair value of its debt approximates carrying value.

         SHORT-TERM DEBT

         The short-term revolving line of credit allows for borrowings of up to $1,250,000. The interest rate on the revolving line of credit is principally charged at the LIBOR rate plus 1.75%. The revolving line of credit expires on January 31, 2000, and contains certain restrictive covenants which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. No amounts were outstanding on the revolving line of credit at October 31, 1999.

11.      INCOME TAXES

         The Company's provision for income taxes of $54,000 for the year ended October 31, 1999 is attributable to state taxes. As of October 31, 1999, the Company had net operating loss carryforwards of approximately $27.8 million for federal income tax purposes. The Company also had federal research and development tax credit carryforwards of approximately $1.0 million. The net operating loss carryforwards will expire at various dates beginning in 2002 through 2014, if not utilized.

         Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets are as follows (in thousands):


                                                                YEARS ENDED OCTOBER 31,
                                                            -------------------------------
                                                                   1999            1998
                                                                   ----            ----
       Deferred tax assets:
        Net operating loss carryforwards....................   $  9,800       $   9,000
        Research credit carryforwards.......................      1,600           1,400
        Capitalized research costs..........................      1,400           1,400
        In-process research costs...........................      1,000           1,000
        Other - net.........................................      1,100           1,000
                                                            --------------- ---------------
     Total deferred tax assets..............................     14,900          13,800
     Valuation allowance....................................    (14,900)        (13,800)
                                                            --------------- ---------------

     Net deferred tax assets................................   $     --     $       --
                                                            =============== ===============


         Due to the Company's absence of earning history, the net deferred tax asset has been fully offset by a valuation allowance.

         The valuation allowance decreased by $100,000 during the fiscal year ended October 31, 1998.

12.      COMMITMENTS

         LEASES

         The Company leases office and laboratory space and certain equipment. Rent expense for the fiscal years ended October 31, 1999, 1998, and 1997 was approximately $522,000, $481,000, and $392,000 respectively.

         Future minimum lease obligations as of October 31, 1999 under all leases are as follows (in thousands):


                                                   OPERATING
                                                    LEASES
                                                    ------
2000.......................................   $       511
2001.......................................           527
2002.......................................           145
2003.......................................            --
                                              --------------
Total minimum lease payments...............   $     1,183
                                              ==============

         OTHER

         Under the terms of the acquisition of Dock Resins (see Note 2), the former shareholder of Dock Resins has indemnified the Company with regard to expenditures subsequent to the acquisition for certain environmental matters relating to circumstances existing at the time of the acquisition. To cover any such cost, an escrow for $1.5 million in cash and all of the equity consideration was set aside. During fiscal year 1998, $460,000 was drawn down from the escrow account to pay for environmental expenses incurred by Dock Resins, that had been indemnified by the former shareholder of Dock Resins in the purchase agreement. During fiscal years 1999 and 1997 no costs associated with the pre-acquisition environmental matters were incurred.

13.      BUSINESS SEGMENT REPORTING

         During the years presented, the Company reported its operations in three business segments: the Food Products Technology segment, the Agricultural Seed Technology segment and the Industrial High Performance Materials segment. The Food Products Technology segment manufactures and sells film packages applied with the Intellipac breathable membrane to the fresh-cut produce industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using the Company's proprietary Intelimer polymers. The Industrial High Performance Materials segment manufactures and sells specialty acrylics and polymers to the coating, laminating, adhesive and printing industries. Corporate and Other amounts include corporate operating costs and net interest income. Assets classified as corporate and other amounts consist primarily of cash and marketable securities.

         Operations by Business Segment (in thousands):


                                                                               INDUSTRIAL
                                                               AGRICULTURAL       HIGH
                                              FOOD PRODUCTS        SEED       PERFORMANCE    CORPORATE
1999                                            TECHNOLOGY      TECHNOLOGY     MATERIALS     AND OTHER      TOTAL
--------------------------------------------------------------------------------------------------------------------
Net sales..................................   $   4,459       $   15,197      $ 14,313       $   1,478    $  35,447
Income (loss) from continuing operations...   $     105       $   (1,219)     $   (319)      $  (1,336)   $  (2,769)
Identifiable assets........................   $   2,352       $   17,318      $ 18,588       $   2,450    $  40,708
Depreciation and amortization..............   $     139       $      983      $    846       $     160    $   2,128
Capital expenditures.......................   $     347       $      295      $  2,760       $     306    $   3,708
Interest income............................   $      --       $      113      $     98       $     152    $     363
Interest expense...........................   $      --       $       --      $    (99)      $      --    $     (99)
Income tax expense.........................   $      --       $       --      $    (54)      $      --    $     (54)

1998
---------------------------------------------
Net sales..................................   $   2,859       $   13,275      $ 16,153       $   1,229    $  33,516
Income (loss) from continuing operations...   $    (353)      $   (1,427)     $    179       $  (1,289)   $  (2,890)
Identifiable assets........................   $   1,513       $   14,356      $ 19,397       $   7,090    $  42,356
Depreciation and amortization..............   $     125       $      917      $    780       $     142    $   1,964
Capital expenditures.......................   $     142       $    1,389      $  2,298       $     271    $   4,100
Interest income............................   $      --       $       95      $     70       $     572    $     737
Interest expense...........................   $      --       $       (9)     $    (58)      $     (70)   $    (137)
Income tax expense.........................   $      --       $       --      $   (150)      $      --    $    (150)

1997
---------------------------------------------
Net sales..................................   $   1,201       $       70      $  8,137       $     108    $   9,516
Loss from continuing operations............   $    (837)      $   (1,756)     $ (3,930)      $  (1,063)   $  (7,586)
Identifiable assets........................   $     970       $   11,945      $ 15,209       $  22,036    $  50,160
Depreciation and amortization..............   $      76       $      157      $    444       $     261    $     938
Capital expenditures.......................   $     197       $      440      $    554       $     153    $   1,344
Interest income............................   $      --       $        3      $     15       $   1,708    $   1,726
Interest expense...........................   $      --       $       --      $     (8)      $    (311)   $    (319)
Income tax expense.........................   $      --       $       --      $     --       $      --    $      --


         During fiscal years 1999, 1998 and 1997, an industrial high performance materials customer accounted for 10%, 13% and 25% of the Company's total revenue, respectively. This was the only customer with revenues individually representing 10% or more of total revenue.

         Export product sales were approximately $828,000, $863,000, and $421,000 in the years ended October 31, 1999, 1998 and 1997, respectively.

14.      SUBSEQUENT EVENTS

On December 2, 1999, the Company acquired Apio, Inc. and certain related entities, of Guadalupe, California, one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables with annual sales of approximately $158 million. Upon closing, Landec paid $23.9 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. Additional terms of the agreement include up to $16.75 million in future payments over five years, with $10.0 million of that amount based on Apio achieving certain performance milestones. The transaction was accounted for as a purchase.

To fund the transaction, Landec issued 2.5 million shares of common stock to the prior owners of Apio. Apio replaced a portion of its existing bank debt with a $11.25 million term note and entered into a new $12 million line of credit agreement with the Bank of America. Existing debt of $3.7 million was assumed in the transaction. In a separate transaction, Landec has sold $10 million of convertible preferred stock (convertible into 1,666,670 shares of Common Stock) to a private, long-term, investor at a $6.00 per share equivalent price. Under the terms of these transactions, Landec has agreed to effect the registration of approximately 2.5 million shares of Landec common stock by March 31, 2000.

                               LANDEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                                   SCHEDULE II

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO
                                                 BEGINNING      COSTS AND                   BALANCE AT
                                                 OF PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
                                                -----------    -----------   -----------  ---------------
Year ended October 31, 1997
     Allowance for doubtful accounts............. $    32         $   --        $(5)          $  27
Year ended October 31, 1998
     Allowance for doubtful accounts............. $    27         $   31        $   (8)       $  50
Year ended October 31, 1999
     Allowance for doubtful accounts............. $    50         $   --        $   (5)       $  45

(b) No reports on Form 8-K were filed by the Company during the period August 1, 1999 to October 31, 1999.

(c)      Index of Exhibits

         2.1(6)     Stock Purchase Agreement by and among the Registrant, Dock
                    Resins Corporation and A. Wayne Tamarelli dated as of April
                    18, 1997.
         2.2(7)     Agreement and Plan of Reorganization by and among the
                    Registrant, Intellicoat Corporation, Williams & Sun, Inc.
                    (d/b/a Fielder's Choice Hybrids) and Michael L. Williams
                    dated as of August 20, 1997.
         2.3(11)    Form of Agreement and Plan Merger and Purchase Agreement by
                    and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November
                    29, 1999.
         3.1(1)     Amended and Restated Bylaws of Registrant.
         3.2(2)     Ninth Amended and Restated Articles of Incorporation of
                    Registrant.
         3.3+       Certificate of Determination of Series A Preferred Stock
         4.1(12)    Series A Preferred Stock Purchase Agreement between the
                    Registrant and Frederick Frank, dated as of November 19,
                    1999.
         10.1(3)    Form of Indemnification Agreement.
         10.3(4)*   1995 Employee Stock Purchase Plan, as amended, and form of
                    Subscription Agreement.
         10.4(4)*   1995 Directors' Stock Option Plan, as amended, and
                    form of Option Agreement.
         10.6(3)    Industrial Real Estate Lease dated March 1, 1993
                    between the Registrant and Wayne R. Brown & Bibbits
                    Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living
                    Trust dated December 30, 1987.
         10.14(4)*  Consulting Agreement dated May 1, 1996 between the
                    Registrant and Richard Dulude.
         10.15(4)*  1996 Intellicoat Stock Option Plan and form of Option
                    Agreement.
         10.16(4)*  1996 Non-Executive Stock Option Plan and form of Option
                    Agreement.
         10.17(5)*  1996 Stock Option Plan and form of Option Agreement.
         10.18(8)   Asset Purchase Agreement between Bissell Healthcare
                    Corporation and the Registrant, dated as of August 28, 1997.
         10.19(8)   Technology License Agreement between Bissell Healthcare
                    Corporation and the Registrant, dated as of August 28, 1997.
         10.20(8)   Supply Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997.
         10.21(9)*  Employment Agreement between the Registrant and A. Wayne
                    Tamarelli dated as of April 18, 1997.
         10.22(10)  Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase.
         10.23(10)  Loan agreement between Registrant and  Michael Williams dated October 1, 1998.
         10.24+     Employment agreement between the Registrant and Nicholas
                    Tompkins dated as of November 29, 1999.
         10.25+     Stock Option Agreement between the Registrant and Nicholas
                    Tompkins dated as of November 29, 1999.
         10.26+     1999 Apio, Inc. Stock Option Plan and form of Option
                    Agreement.
         10.27+     Loan agreement between Apio, Inc. and the Bank of America
                    dated as of November 29, 1999.
         21.1       Subsidiaries of the Registrant.


                           SUBSIDIARY              STATE OF INCORPORATION
                           ----------              ----------------------
                    Intellicoat Corporation               Delaware
                    Dock Resins Corporation              New Jersey
                    Apio, Inc.                            Delaware

         23.1+      Consent of Independent Auditors.
         24.1+      Power of Attorney.  See page 58.
         27.1+      Financial Data Schedule
-------------------

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

         (4) Incorporated by reference to the identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 31, 1996.

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

         (9) Incorporated by reference to Exhibit C to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

         (10) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 31, 1998.

         (11) Incorporated by reference to the Exhibit 2.1 filed with the Registrant's Form 8-K dated December 2, 1999.

         (12) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 8-K dated December 2, 1999.

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of Form 10-K.
         +  Filed herewith.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 26, 2000.

                                         LANDEC CORPORATION

                                         By:   /s/ Gregory S. Skinner
                                            ------------------------------------
                                                Gregory S. Skinner
                                                Vice President of Finance and
                                                Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY CONSTITUTES AND APPOINTS GARY T. STEELE AND GREGORY S. SKINNER, AND EACH OF THEM, AS HIS ATTORNEY-IN-FACT, WITH FULL POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING OUR SIGNATURES AS THEY MAY BE SIGNED BY OUR SAID ATTORNEY TO ANY AND ALL AMENDMENTS TO SAID REPORT ON FORM 10-K.
         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:



                      SIGNATURE                                              TITLE                                   DATE
                      ---------                                              ------                                  -----
                 /s/ Gary T. Steele
------------------------------------------------------
                   Gary T. Steele                          President and Chief Executive Officer (Principal
                                                           Executive Officer)                                   January 26, 2000
               /s/ Gregory S. Skinner
------------------------------------------------------
                 Gregory S. Skinner                        Vice President of Finance and Chief Financial
                                                           Officer (Principal Financial and Accounting          January 26, 2000
                                                           Officer)
                 /s/ Kirby L. Cramer
------------------------------------------------------
                   Kirby L. Cramer                         Director                                             January 26, 2000

                 /s/ Richard Dulude
------------------------------------------------------
                   Richard Dulude                          Director                                             January 26, 2000

                 /s/ Frederick Frank
------------------------------------------------------
                   Frederick Frank                         Director                                             January 26, 2000

               /s/ Stephen E. Halprin
------------------------------------------------------
                 Stephen E. Halprin                        Director                                             January 26, 2000

              /s/ Richard S. Schneider
------------------------------------------------------
                Richard S. Schneider                       Director                                             January 26, 2000

                  /s/ Damion Wicker
------------------------------------------------------
                    Damion Wicker                          Director                                             January 26, 2000

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                  EXHIBIT TITLE
   -------                                 -------------

       3.3    Certificate of Determination of Series A Preferred Stock

     10.24 Employment agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999.

     10.25 Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of 10.25 November 29, 1999.

     10.26    1999 Apio, Inc. Stock Option Plan and form of Option Agreement.

     10.27 Loan agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999.

      23.1    Consent of Independent Auditors

      24.1    Power of Attorney. See page 58.

      27.1    Financial Data Schedule