Form 10-Q
period 2000-01-30
LANDEC CORP \CA\
filed 2000-03-15
CIK 1005286

            This document consists of 26 pages, of which this is page number 1. The index to Exhibits is on Page 25.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED JANUARY 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to _________.

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

      As of March 6, 2000, there were 15,929,126 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

                               LANDEC CORPORATION

               FORM 10-Q For the Quarter Ended January 30, 2000

                                      INDEX

                                                                                   Page
          Facing sheet                                                               1
          Index                                                                      2
PART I.   FINANCIAL INFORMATION

Item 1.   a)   Consolidated condensed balance sheets as of January 30, 2000 and
               October 31, 1999                                                      3

          b)   Consolidated statements of operations for the three months ended
               January 30, 2000 and January 31, 1999                                 4

          c)   Consolidated statements of cash flows for the three months ended
               January 30, 2000 and January 31, 1999                                 5

          d)   Notes to consolidated financial statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                22

PART II.  OTHER INFORMATION                                                         23

Item 1.   Legal Proceedings                                                         23

Item 2.   Changes in Securities and Use of Proceeds                                 23

Item 3.   Defaults Upon Senior Securities                                           23

Item 4.   Submission of Matters to a Vote of Security Holders                       23

Item 5.   Other Information                                                         23

Item 6.   Exhibits and Reports on Form 8-K                                          23

          a)   Exhibits                                                             23

          b)   Reports on Form 8-K                                                  23

          Signature                                                                 24

          Index to Exhibits                                                         25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     JANUARY 30,     OCTOBER 31,
                                                                        2000             1999
                                                                    ------------    ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                        $      8,376    $      3,203
   Accounts receivable, less allowance for
     doubtful accounts of $1,307 and $45 at
     January 30, 2000 and October 31, 1999                                17,191           2,952
   Inventory                                                              17,083           7,641
   Investment in farming activities                                        1,249              --
   Notes and advances receivable                                           6,755              --
   Notes receivable, related party                                           143             138
   Prepaid expenses and other current assets                               1,928           2,233
                                                                    ------------    ------------
Total Current Assets                                                      52,725          16,167

Property and equipment, net                                               26,487          11,002
Intangible assets, net                                                    38,367          13,506
Non-current portion of notes receivable                                    1,180              --
Other assets                                                               1,564              33
                                                                    ------------    ------------
                                                                    $    120,323    $     40,708
                                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $     18,204    $      1,687
   Grower payables                                                         5,886              --
   Related party payables                                                    231              --
   Accrued compensation                                                    1,808           1,036
   Other accrued liabilities                                               6,930           1,327
   Deferred revenue                                                        7,487           2,135
   Line of credit                                                          5,000              --
   Current maturities of long term debt                                    2,917             125
                                                                    ------------    ------------
Total Current Liabilities                                                 48,463           6,310

Long term debt, less current maturities                                   18,774           2,637

Other non-current liabilities                                              1,152              --
Minority interest                                                          1,134              --
                                                                    ------------    ------------
   Total Liabilities                                                      69,523           8,947

Shareholders' Equity:
   Preferred stock                                                         9,149              --
   Common stock                                                           89,913          77,289
   Accumulated deficit                                                   (48,262)        (45,528)
                                                                    ------------    ------------
Total Shareholders' Equity                                                50,800          31,761
                                                                    ------------    ------------
                                                                    $    120,323    $     40,708
                                                                    ============    ============

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                    ----------------------------
                                                                     JANUARY 30,     JANUARY 31,
                                                                        2000            1999
                                                                    ------------    ------------
Revenues:
   Product sales                                                    $     22,062    $      4,345
   Services revenue                                                       11,046              --
   Services revenue, related party                                           559              --
   Research and development revenues                                         130             194
   License fees                                                               --             750
                                                                    ------------    ------------

Total revenues                                                            33,797           5,289

Cost of revenue:
   Cost of product sales                                                  18,776           3,013
   Cost of product sales, related party                                       58              --
   Cost of services revenue                                               10,700              --
                                                                    ------------    ------------
Total cost of revenue                                                     29,534           3,013

Gross profit                                                               4,263           2,276

Operating costs and expenses:
   Research and development                                                1,051           1,456
   Selling, general and administrative                                     5,758           2,544
                                                                    ------------    ------------
Total operating costs and expenses                                         6,809           4,000
                                                                    ------------    ------------
Operating loss                                                            (2,546)         (1,724)

Interest income                                                              142             141
Interest expense                                                            (330)            (58)
                                                                    ------------    ------------
Net loss                                                            $     (2,734)   $     (1,641)
                                                                    ============    ============

Basic and diluted net loss per share                                $       (.18)   $       (.12)
                                                                    ============    ============

Shares used in computing basic and diluted net loss
  per share                                                               15,081          13,210
                                                                    ============    ============

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                    ----------------------------
                                                                     JANUARY 30,     JANUARY 31,
                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
Net loss                                                            $     (2,734)   $     (1,641)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                           1,193             519
   Amortization of deferred compensation                                      --              29
   Changes in current assets and liabilities:
      Accounts receivable                                                  1,048             (22)
      Inventory                                                           (4,969)         (4,076)
      Investment in crops                                                    781              --
      Prepaid expenses and other current assets                            1,503            (493)
      Accounts payable                                                     2,365            (230)
      Grower payables                                                       (835)             --
      Related party payables                                                 231              --
      Accrued compensation                                                  (364)           (144)
      Other accrued liabilities                                           (2,265)           (153)
      Deferred revenue                                                     5,352           5,340
                                                                    ------------    ------------
   Total adjustments                                                       4,040             770
                                                                    ------------    ------------
Net cash provided by (used in) operating activities                        1,306            (871)
                                                                    ------------    ------------

Cash flows from investing activities:
Decrease in other assets and liabilities                                     221              --
Purchases of property and equipment                                       (1,173)           (801)
Increase in notes receivable and advances                                 (2,609)             --
Acquisition of Apio, Inc., net of cash received                           (5,813)             --
Maturities of available-for-sale securities                                   --             989
                                                                    ------------    ------------
Net cash provided by (used in) investing activities:                      (9,374)            188
                                                                    ------------    ------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                      9,149              --
Proceeds from sale of common stock                                           211             199
Repayment of notes receivable from shareholders                               --             291
Borrowings on line of credit                                               5,000              --
Repayment of long term debt                                                 (851)             (4)
Distributions to minority interest                                          (268)             --
                                                                    ------------    ------------
Net cash provided by financing activities                              13,241             486
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       5,173            (197)

Cash and cash equivalents at beginning of period                           3,203           9,185
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $      8,376    $      8,988
                                                                    ============    ============

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 30, 2000, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

      The results of operations for the three month period ended January 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 29, 2000. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Fielder's Choice Direct's ("Fielder's Choice") revenues and profits will be concentrated over a few months during the spring planting season (generally during the Landec's second fiscal quarter).

2.    RECLASSIFICATIONS

      Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

3.    RESEARCH AND DEVELOPMENT EXPENSES

      Costs related to both research contracts and Landec funded research is included in research and development expenses as incurred. Costs to fulfill research contracts generally approximate the corresponding revenue.

4.    ACQUISITION

      On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $16.75 million. These payments consist of a) up to $10.0 million which will be paid out over two years to one of the former owners and current CEO of Apio if Apio exceeds certain earning targets in fiscal years 2000 and 2001, b) $5.3 million non-interest bearing obligation which will be paid in equal annual installments over the next five years (recorded at $4.1 million on a discounted basis), c) up to $1.25 million if Landec's common stock is trading at an average price below $6.00 per share during the last twenty trading days of the nine month period after the closing and d) up to $200,000, which has been recorded as a liability, upon the collection of certain notes receivable, $100,000 of which was determined on March 2, 2000 will not be paid. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments. These allocations are based on independent valuations and other studies.

      The following is a summary of the purchase price allocation (in thousands); the final values may differ from those set forth below.

               Net assets and liabilities                           $  2,014
               Customer base                                           1,821
               Work force in place                                     1,395
               Trademark                                               9,100
               Goodwill                                               12,767
                                                                    --------
                                                                    $ 27,097
                                                                    ========

      The acquisition by Landec of all the outstanding capital stock of Apio was exchanged for the following:

                                                                 (IN THOUSANDS)
                                                                 --------------
               Landec common stock                                  $ 12,071
               Contractual deferred obligations                        4,092
               Cash paid or set aside as a liability at closing        9,100
                                                                    --------
                 Purchase price before acquisition costs              25,263
               Estimated acquisition costs                             1,834
                                                                    --------
                 Total estimated purchase price                     $ 27,097
                                                                    ========

      Cash consideration of $750,000 and 401,667 shares of the equity consideration has been set aside in escrow to cover costs associated with outstanding obligations of Apio as well as any potential breach of representations and warranties made by the former owners of Apio in connection with the acquisition.

      To fund the transaction, Landec issued 2.5 million shares of common stock to the prior owners of Apio. Apio replaced a portion of its existing bank debt with a $11.25 million term note and entered into a new $12 million line of credit agreement with a bank. Existing debt of $3.7 million was assumed in the transaction. In a separate transaction, Landec sold $10 million ($9.1 million net of issuance costs) of convertible preferred stock (convertible into 1,666,670 shares of Common Stock) to a private, long-term, investor at a $6.00 per share equivalent price. Under the terms of these transactions, Landec has agreed to use reasonable efforts to effect the registration of approximately 2.5 million shares of Landec common stock by March 31, 2000.

      The results of operations and cash flows for the three months ended January 30, 2000 include the results of Apio from November 29, 1999 through January 30, 2000.

      The following pro forma summary of consolidated revenues, net loss and net loss per share for the three months ended January 30, 2000 and January 31, 1999 assumes the acquisition occurred on November 1, 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of Landec's financial results if the acquisition had taken place at the beginning of fiscal year 1999 or of future results.

                                            THREE MONTHS ENDED
                                        -------------------------
                                        JANUARY 30,    JANUARY 31,
                                           2000           1999
                                        -------------------------
             Revenue                    $   48,075     $   42,340
             Net loss                   $   (2,829)    $   (1,935)
             Net loss per share         $     (.18)    $     (.12)

5. INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                        JANUARY 30,         JANUARY 31,
                                           2000                1999
                                        -------------    -------------
             Finished goods...........  $   15,614          $    6,169
             Raw material.............         989               1,015
             Work in process..........         480                 457
                                        -------------    -------------
                                        $   17,083          $    7,641
                                        =============    =============

6.    INVESTMENT IN FARMING ACTIVITIES

      Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are closed. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. For the period ended January 30, 2000 net losses of $541,000 were recognized and included in the cost of product sales in the consolidated statements of operations.

7.    NOTES RECEIVABLE

      Notes receivable and advances at January 30, 2000 consisted of the following (in thousands):

      Various notes receivable from growers, with principal and
         interest ranging from the prime rate plus .5% to the prime rate plus 3%, payments to be withheld from proceeds derived
         from crops, due through December 2000, secured by crops        $  5,728

      Various non interest bearing advances receivable from growers, payment to be withheld from proceeds derived from crops, due
         through December 2000, secured by crops                             464

      Various notes receivable from growers, with principal and
         interest bearing 14%, payments to be withheld from proceeds derived from crops, due through December 2000, secured by
         crops                                                               367

      Unsecured grower note receivable with interest at a certain
         bank's prime rate (8.50% at January 30, 2000) plus 2%               322

      Note receivable due from grower in annual installments of
         $60,714 plus interest at prime rate plus 1.0% with final
         payment due November 1, 2004, secured by crops                      303

      Note receivable due from grower in annual installments of
         $20,000 plus interest at prime rate plus 1.0%, with final
         payment due February 2005, secured by crops                         285

      Various notes receivable from growers bearing no interest on cartons in inventory. Payments to be withheld based on
         cartons used, due through December 2000, secured by residual
         inventories                                                         167

      Various unsecured notes receivable due from individuals and companies, bearing interest from 8.50% to 9%, due December
         2000                                                                 73

      Other                                                                  869
                                                                        --------
                                                                           8,578
      Less allowance for doubtful notes                                     (643)
                                                                        --------
                                                                           7,935
      Less current portion of notes receivable                            (6,755)
                                                                        --------
      Non-current portion of notes receivable                           $  1,180
                                                                        ========

      Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At January 30, 2000, Landec had outstanding commitments to fund up to an additional $2.5 million to growers under these existing note receivable agreements.

8. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

                                                                  JANUARY 30,    OCTOBER 31,
                                                                     2000           1999
                                                                 ------------   ------------
             Land and buildings................................. $     11,856   $      3,945
             Leasehold improvements.............................        1,487          1,372
             Computer, machinery, equipment and autos...........       14,856          8,155
             Furniture and fixtures.............................        1,683            592
             Construction in process............................        2,179          1,173
                                                                 ------------   ------------
                                                                       32,061         15,237
             Less accumulated depreciation and amortization.....       (5,574)        (4,235)
                                                                 ------------   ------------
                                                                 $     26,487   $     11,002
                                                                 ============   ============

9.    INTANGIBLES

      Intangible assets consist of the following (in thousands):

                                                                  JANUARY 30,    OCTOBER 31,
                                                                     2000           1999
                                                                 ------------   ------------
             Developed technology..............................  $      5,036   $      5,036
             Trademark.........................................        14,075          4,975
             Customer base.....................................         4,217          2,396
             Workforce in place................................         2,305            910
             Covenants not to compete..........................           277            277
             Goodwill..........................................        15,616          2,509
                                                                 ------------   ------------
                                                                       41,526         16,103
             Less accumulated depreciation and amortization....        (3,159)        (2,597)
                                                                 ------------   ------------
                                                                $      38,367   $     13,506
                                                                 ============   ============

   The intangible assets are being amortized over five to twenty years based on their individually estimated useful lives.

10.   GROWER PAYABLE

      Landec, through its Apio subsidiary, contracts with growers to harvest, pack, cool and distribute their products. The grower payable is the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

11.   DEBT

      REVOLVING DEBT

      Apio has a revolving note agreement with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate (8.75% at January 30, 2000) plus a margin based on Apio's leverage ratio as defined in the revolving note agreement, currently plus .50%. The revolving note agreement expires on May 1, 2002. At January 30, 2000, $5.0 million was outstanding under the revolving note.

      Dock Resins Corporation ("Dock Resins"), a wholly-owned subsidiary of Landec, has a revolving line of credit which allows for borrowings of up to $1.25 million. The interest rate on the revolving line of credit is principally charged at the one-month LIBOR rate plus 1.75%. The revolving line of credit expires on February 28, 2002, and contains certain restrictive covenants, which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. No amounts were outstanding on the revolving line of credit at January 30, 2000.

      LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                               JANUARY 30,     OCTOBER 31,
                                                                                   2000            1999
                                                                               ------------    ------------

      Bank term loan for Apio; due in initial quarterly payment
         of $500,000 beginning April 30, 2000 increasing to
         $562,500 January 31, 2001 and to $625,000 on January 31,
         2002 through October 31, 2004 with interest payable
         monthly at 7.02% plus a margin based on Apio's leverage
         ratio as defined in the loan agreement, currently plus 2.5%           $     11,250    $         --

      Contractual obligation to former owners of Apio; due in
         annual installments of $1,060,000 beginning January 2,
         2001 through January 2, 2005 (see Note 4)                                    4,092              --

      Bank term loan for Dock Resins; due in monthly installments of $15,278 including interest at 8.19% beginning
         February 1, 1999 through January, 2006 with the balance
         due January 31, 2006                                                         2,670           2,678

      Note payable of Apio to a commercial finance company; due
         in monthly installments of $13,366 including interest at
         7.0% with final payment due December 2019                                    1,378              --

      Note payable of Apio to a bank; due in monthly installments of $8,008 including interest at 9.5% with final payment
         due December 2015                                                              875              --

      Various notes payable with interest rates ranging from
         7.54% to 10.82%                                                                971              84


      Capitalized lease obligations with interest rates ranging
         from 9.15% to 12.99%                                                           455              --
                                                                               ------------    ------------
                                                                                     21,691           2,762

      Less current portion                                                           (2,917)           (125)
                                                                               ------------    ------------
                                                                               $     18,774    $      2,637
                                                                               ============    ============

      Maturities of long-term debt, including obligations under capital lease agreements, from February 1 to January 30 of each year presented are as follows (in thousands):

                  FY 2000.............................   $    2,917
                  FY 2001.............................        2,925
                  FY 2002.............................        3,894
                  FY 2003.............................        3,622
                  FY 2004.............................        3,608
                  Thereafter..........................        4,725
                                                         ----------
                                                         $   21,691
                                                         ==========

      The contractual obligation of $5.3 million to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate of 9.5% over five years resulting in a discounted value of $4,092,000.

      Dock Resins' bank term loan limits dividend payments and contains various financial covenants including minimum working capital levels, net worth and debt service ratio.

      Apio's bank term loan limits payments to Landec for dividends, corporate service fees and tax sharing expenses until the principal is reduced to an amount specified in the loan agreement. In addition, the term loan and the revolving note contain various financial covenants including minimum levels of EBITDA, minimum fixed coverage ration, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time.

      Landec has pledged substantially all of Apio's and Dock Resins' assets to secure their debt.


12.   MINORITY INTEREST

      In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec at January 30, 2000. The minority interest balance at January 30, 2000 represents the limited partners' interest in Apio Cooling.


13.   STOCKHOLDERS EQUITY

      To fund the acquisition of Apio, Landec issued 2.5 million shares of Landec Common Stock to the former shareholders of Apio. The stock was valued at the average closing price, as quoted by the Nasdaq National Market, for three days before and after the date of the close. The resulting value was discounted due to registration restrictions on the stock. The discount factors used were based on independent valuations.

      On November 19, 1999 Landec completed a financing that raised $9.1 million, net of issuance costs, through a private placement of 166,667 shares of non-dividend paying convertible Preferred Stock (representing 1,666,670 shares of Common Stock on a converted basis).

      APIO STOCK PLAN. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan. Under the 1999 Apio Stock Option Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. As of January 30, 2000, options for two million shares have been granted at an exercise price of $2.10 per share.

14.   BUSINESS SEGMENT REPORTING

      The acquisition of Apio in December 1999 resulted in a redefinition of operating segments by management. Prior period segment information has been restated to conform to the current segment definitions. Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac-TM- breathable membrane for the fresh-cut produce industry through its Apio subsidiary. The amounts presented for the first quarter of fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through January 30, 2000. The Food Products Technology segment for the first quarter of fiscal year 1999 only includes the operations of the Intellipac business. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer(R) polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities, corporate operating costs and net interest expense. Assets classified as corporate and other amounts consist primarily of Dock Resin assets.

      Operations by Business Segment (in thousands):

                                                                AGRICULTURAL
                                                FOOD PRODUCTS       SEED         CORPORATE
QUARTER ENDED JANUARY 30, 2000                   TECHNOLOGY      TECHNOLOGY      AND OTHER          TOTAL
---------------------------------------------   -------------   ------------    ------------    ------------
Net sales ...................................   $     30,233    $        255    $      3,309    $     33,797
Income (loss) from continuing operations ....   $       (250)   $     (2,446)   $        (38)   $     (2,734)
Identifiable assets .........................   $     80,866    $     21,136    $     18,321    $    120,323
Depreciation and amortization ...............   $        645    $        250    $        298    $      1,193
Capital expenditures ........................   $        612    $         57    $        504    $      1,173
Interest income .............................   $         95    $         17    $         30    $        142
Interest expense ............................   $        292    $         --    $         38    $        330


QUARTER ENDED JANUARY 31, 1999
---------------------------------------------
Net sales ...................................   $      1,032    $         (3)   $      4,260    $      5,289
Income (loss) from continuing operations ....   $          1    $     (1,726)   $         84    $     (1,641)
Identifiable assets .........................   $      1,731    $     21,801    $     22,508    $     46,040
Depreciation and amortization ...............   $         32    $        249    $        238    $        519
Capital expenditures ........................   $         37    $         95    $        669    $        801
Interest income .............................   $         --    $          5    $        136    $        141
Interest expense ............................   $         --    $         --    $         58    $         58


15.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2002. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at January 30, 2000 are as follows (in thousands):

                                                                AMOUNT
                                                              ----------
                     FY 2000................................      $  712
                     FY 2001................................         859
                     FY 2002................................         350
                     FY 2003................................          33
                                                              ----------

                                                                  $1,954
                                                              ==========



      Rent expense for operating leases, including month to month arrangements was $237,000 for the three months ended January 30, 2000.


      LAND LEASES

      Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2004. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2004. The approximate future minimum leases and sublease amounts receivable under farmland leases at January 30, 2000 are as follows (in thousands):

                                             MINIMUM    SUBLEASE
                                              LEASE       RENTS
                                             PAYMENTS   RECEIVABLE      NET
                                            ----------------------------------
      2000................................   $  611       $  358       $  253
      2001................................      940          563          377
      2002................................      737          477          260
      2003................................      476          234          242
      2004................................      446          159          287
      Thereafter..........................      360          168          192
                                            ---------------------------------
                                             $3,570       $1,959       $1,611
                                            ========== ==========  ==========

      The net lease expense incurred for farmland leases for the period ended January 30, 2000 was $141,000 and is included in the cost of service revenues in the accompanying statements of operations.


      EMPLOYMENT AGREEMENTS

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses. The accrued incentive bonuses amounted to $125,000 at January 30, 2000.

16.   RELATED PARTY TRANSACTIONS

      Apio provides harvesting, packing, cooling and distributing services for a member of management and purchases produce from that individual. Revenues, cost of product sales and the resulting payable are shown separately in the accompanying financial statements as of January 30, 2000 and for the period then ended.

      On November 1, 1998, Landec loaned an officer of Intellicoat Corporation $500,000 in cash in exchange for a promissory note. Interest accrued at 7.5% per annum. On July 31, 1999 the balance of principal and accrued interest were offset by an earn-out provision related to the acquisition of Fielder's Choice by Landec. The resulting principal balance and accrued interest at January 30, 2000 of $143,000, is due and payable on July 31, 2000.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

      Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in the Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

      Landec Corporation and its subsidiaries ("Landec") design, develop, manufacture and sell temperature-activated and other polymer products for a variety of food products, agricultural products, specialty industrial and medical applications. This proprietary polymer technology is the foundation, and key differentiating advantage, upon which Landec has built its business.

      Landec's Food Products Technology business, operated through its wholly owned subsidiary Apio, combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when Landec acquired Apio, Inc. and certain related entities (collectively "Apio").

      Landec's Agricultural Seed Technology business, operated through its wholly owned subsidiary Intellicoat Corporation ("Intellicoat"), combines Landec's proprietary seed coating technology with a unique Fielder's Choice Direct ("Fielder's Choice") system of selling called eDC - e-commerce, direct marketing and consultative sales. In September 1997, Intellicoat acquired Fielder's Choice, a direct marketer of hybrid corn seed.

      In addition to its core businesses, Landec also operates a Technology Licensing/Research and Development Business which licenses products outside of Landec's core businesses to industry leaders such as Alcon Laboratories, Inc. and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol Myers Squibb.

      To support the polymer manufacturing needs of the core businesses, Landec has developed and acquired lab scale and pilot plant capabilities in Menlo Park, California and scale-up and commercial manufacturing capabilities at its Dock Resins Corporation subsidiary ("Dock Resins") in Linden, New Jersey. In April 1997, Landec acquired Dock Resins, a manufacturer and marketer of specialty acrylic and other polymers. In addition to providing manufacturing capabilities, Dock Resins sells industrial specialty products under the Doresco-TM-trademark which are used by more than 300 customers throughout the United States in coatings, printing inks, laminating and adhesives markets.

      Landec's core polymer manufacturing products are based on its patented proprietary Intelimer polymers, which differ form other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

      Based on this core technology, Landec has launched to date four product lines - QuickCast splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut produce packaging market in September 1995; Intelimer polymer systems for the industrial specialties market in June 1997; and Intellicoat coatings for inbred corn seed in October 1999.

      Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through January 30, 2000, Landec's accumulated deficit was $48.3 million.

RESULTS OF OPERATIONS

      Total revenues were $33.8 million for the first quarter of fiscal year 2000 compared to $5.3 million for the first quarter of fiscal year 1999. Revenues from product sales and services increased to $33.7 million in the first quarter of fiscal year 2000 from $4.3 million in the first quarter of fiscal year 1999. The increase in product sales and service revenues was primarily due to $28.7 million in Apio revenues from the close date of December 2, 1999 through January 30, 2000. Revenues from license fees were zero for the first quarter of fiscal year 2000 compared to $750,000 in the first quarter of fiscal year 1999. The decrease in license fees revenue was due to a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter of fiscal year 1999. Revenues from research and development funding were $130,000 for the first quarter of fiscal year 2000 compared to $194,000 for the first quarter of fiscal year 1999. The decrease in research and development revenues was primarily due to the expiration of the research and development agreement with Alcon Laboratories, Inc. surrounding the PORT device, partially offset by a new research and development contract with ConvaTec, a division of Bristol Myers Squibb, in the area of medical adhesives.

      Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $29.5 million for the first quarter of fiscal year 2000 compared to $3.0 million for the first quarter of fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 31% in the first quarter of fiscal year 1999 to 12% in the first quarter of fiscal year 2000. This decrease in the gross profit percentage from the first quarter of fiscal year 1999 to the first quarter of fiscal year 2000 is a result of Apio's mix of products having a lower margin percentage than Landec's other businesses and Apio's higher costs associated with sourcing crops during the winter months. In addition, during the first quarter of fiscal year 2000, Landec incurred startup costs associated with Apio's new 35,000 square foot value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. Overall gross profit increased from $2.3 million in the first quarter of fiscal year 1999 to $4.3 million in the first quarter of fiscal year 2000, an increase of 87% due to gross profit from Apio of $3.6 million during the first quarter of 2000, offset by no license fee gross profits in the first quarter of fiscal year 2000 compared to $750,000 for the same period of fiscal year 1999.

      Research and development expenses were $1.1 million for the first quarter of fiscal year 2000 compared to $1.5 million for the first quarter of fiscal year 1999, a decrease of 28%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The decrease in research and development expenses in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 was primarily due to the expiration of the PORT research and development activities and the emphasis in Intellicoat seed coating being on production rather than research and development during the first quarter of fiscal year 2000.

      Selling, general and administrative expenses were $5.8 million for the first quarter of fiscal year 2000 compared to $2.5 million for the first quarter of fiscal year 1999, an increase of 126%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of expenses from Apio of $2.6 million and increased sales and marketing expenses associated with marketing efforts at Fielder's Choice. Specifically, sales and marketing expenses increased to $2.9 million for the first quarter of fiscal year 2000 from $1.5 million for the first quarter of fiscal year 1999. Landec expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

      Interest income was virtually the same at $142,000 for the first quarter of fiscal year 2000 compared to $141,000 for the first quarter of fiscal year 1999. Interest expense increased from $58,000 in the first quarter of fiscal year 1999 to $330,000 in the first quarter of fiscal year 2000 due to the increase in debt from the acquisition of Apio on December 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of January 30, 2000 Landec had cash, cash equivalents and short-term investments of $8.4 million, a net increase of $5.2 million from $3.2 million as of October 31, 1999. This increase was primarily due to: a) cash from operations of $1.3 million; b) borrowing under Apio's line of credit of $5.0 million; c) cash acquired in the acquisition of Apio of $3.3 million, partially offset by d) the purchase of $1.2 million of property, plant and equipment; e) advances to growers of $2.6 million; and f) payment on long term debt and to minority interests of $1.1 million. The cash from operations was primarily comprised of farmer deposits for corn seed to be delivered during the second quarter of fiscal year 2000 and the collection of receivables partially offset by the loss for the quarter and an increase in inventory from the purchase of corn seed by Fielder's Choice.

      During the first quarter of fiscal year 2000, Landec purchased equipment to support the development of Intellipac and Intellicoat products, and incurred building improvement and equipment upgrade expenditures at Dock Resins and Apio to expand capacity. These expenditures represented the majority of the $1.2 million of property and equipment purchased during the first quarter of fiscal year 2000.

      Landec is currently in negotiations with a bank to establish a credit facility to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. Landec believes that this new facility, along with existing cash, cash equivalents and exist borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      Landec desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, Landec wishes to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in this report, could in the future affect, and in the past have affected, Landec's actual results and could cause Landec's results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of Landec. Landec assumes no obligation to update such forward-looking statements.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

      Landec has incurred net losses in each fiscal year since its inception, including a net loss of $2.7 million for the three months ended January 30, 2000. Landec's accumulated deficit as of January 30, 2000 totaled $48.3 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING
FLEXIBILITY

      At January 30, 2000, Landec's total debt, including current maturities and capital lease obligations, was approximately $26.7 million and the total debt to equity ratio was approximately 53%. This level of indebtedness could have significant consequences because:

   - a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

   - Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and

   - Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

      In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $16.75 million.

      Landec's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond Landec's control. If Landec were unable to service its debt, it would be forced to pursue one or more alternative strategies such as selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital, which might not be successful and which could substantially dilute the ownership interest of existing shareholders.

      In addition, Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum levels of EBITDA, minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The loan agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the loan agreement. Landec has pledged substantially all of Apio's assets to secure its bank debt. Landec's failure to comply with the obligations under the loan agreement, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreement.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

      In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Fielder's Choice, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

WE EXPECT DIFFICULTIES IN INTEGRATING APIO AND OTHER NEW BUSINESS ACQUISITIONS

      Landec's acquisition of Apio involves the integration of Apio's operations into Landec. The integration will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the acquisition. No assurance can be given that difficulties encountered in integrating the operations of Apio into Landec will be overcome or that the benefits expected from integration will be realized. The difficulties in combining Apio and Landec's operations are exacerbated by the necessity of coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business.

      The successful integration of other new business acquisitions may require substantial effort from Landec's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on Landec's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, and sales and marketing efforts. In addition, the process of combining organizations could cause the interruption of, or a loss of momentum in, Landec's activities. There can be no assurance that Landec will be able to retain key management, technical, sales and customer support personnel, or that Landec will realize the anticipated benefits of the acquisitions.

WE MAY NOT BE ABLE TO ACHIEVE ACCEPTANCE OF OUR NEW PRODUCTS IN THE MARKETPLACE

      The success of Landec in generating significant sales of its products will depend in part on the ability of Landec and its partners and licensees to achieve market acceptance of Landec's new products and technology. The extent to which, and rate at which, market acceptance and penetration are achieved by Landec's current and future products are a function of many variables including, but not limited to, price, safety, efficacy, reliability, conversion costs and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. There can be no assurance that markets for Landec's new products will develop or that Landec's new products and technology will be accepted and adopted. The failure of Landec's new products to achieve market acceptance would have a material adverse effect on Landec's business, results of operations and financial condition.

      There can be no assurance that Landec will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing Landec's new products, or that Landec's competitors will not develop competing technologies that are less expensive or otherwise superior to those of Landec. There can be no assurance that Landec will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. Landec is in the early stage of product commercialization of Intellipac breathable membrane, Intellicoat-TM-seed coating and Intelimer polymer systems products and many of its potential products are in development. Landec believes that its future growth will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, Landec expects that its ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing Landec's products. In addition, commercial applications of Landec's temperature switch polymer technology are relatively new and evolving.

WE FACE STRONG COMPETITION WHICH MAY CONTRIBUTE TO THE FAILURE OF OUR PRODUCTS
   IN THE MARKETPLACE

      Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by Landec or that would render Landec's technology and products obsolete and non-competitive. Landec operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, agricultural, industrial and medical companies is expected to be intense. In addition, the nature of Landec's collaborative arrangements may result in its corporate partners and licensees becoming competitors of Landec. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than Landec, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY HAVE TO DEPEND ON THIRD PARTIES
   TO MANUFACTURE OUR PRODUCTS

      Landec may need to consider seeking collaborative arrangements with other companies to manufacture some of its products. If Landec becomes dependent upon third parties for the manufacture of its products, then Landec's profit margins and its ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair Landec's ability to deliver products on a timely basis, impair Landec's competitive position, or may delay the submission of products for regulatory approval. In late fiscal 1999, in an effort to reduce reliance on third party manufacturers, Landec began the set up of a manufacturing operation at its facility in Menlo Park, California, for the production of Intellipac breathable membrane products. There can be no assurance that Landec can successfully operate a manufacturing operation at acceptable costs, with acceptable yields, and retain adequately trained personnel.

      Although Landec believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for Landec. Landec anticipates that a portion of its products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. Landec's reliance on this facility involves a number of potential risks, including the unavailability of, or interruption in access to, some process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs.

OUR DEPENDENCE ON SINGLE SUPPLIERS MAY CAUSE DISRUPTION IN OUR OPERATIONS SHOULD
   OUR SUPPLIER FAIL TO DELIVER MATERIALS

      No assurance can be given that Landec will not experience difficulty is acquiring materials for the manufacture of its products or that Landec will be able to obtain substitute vendors, or that Landec will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Many of the raw materials used in manufacturing Landec's products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for Landec's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Any interruption of supply could delay product shipments and materially harm our business.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

      Landec has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. If Landec were determined to be infringing any third-party patent, Landec could be required to pay damages, alter its products or processes, obtain licenses or cease the infringing activities. If Landec is required to obtain any licenses, there can be no assurance that Landec will be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of effort by Landec, may also be necessary to enforce any patents issued or licensed to Landec or to determine the scope and validity of third-party proprietary rights. Any litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject Landec to significant liabilities to third parties, require disputed rights to be licensed from third parties or require Landec to cease using that technology. Landec's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that any pending patent applications will be approved, that Landec will develop additional proprietary products that are patentable, that any patents issued to Landec will provide Landec with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating Landec's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of Landec's products or design around Landec's patents.

OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS THAT DIRECTLY IMPACT OUR
   BUSINESS

      Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of the manufacturing processes, including those utilized by Dock Resins. As a result of historic off-site disposal practices, Dock Resins was recently involved in two actions seeking to compel the generators of hazardous waste to remediate hazardous waste sites. Dock Resins has been informed by its counsel that it was a DE MINIMIS generator to these sites, and these actions have been settled without the payment of any material amount by Landec. In addition, the New Jersey Industrial Site Recovery Act ("ISRA") requires an investigation and remediation of any industrial establishment, like Dock Resins, which changes ownership. This statute was activated by Landec's acquisition of Dock Resins. Dock Resins has completed its investigation of the site, delineated the limited areas of concern on the site, and completed the bulk of the active remediation required under the statute. The costs associated with this effort are being borne by the former owner of Dock Resins, and counsel has advised Dock Resins and Landec that funds of the former owner required by ISRA to be set aside for this effort are sufficient to pay for the successful completion of remedial activities at the site. In most cases, Landec believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by Landec to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and changes in environmental regulations may impose the need for additional capital equipment or other requirements.

      Landec's agricultural operations are subject to a variety of environmental laws including the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by Landec, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies and further restrictions on the use of manufacturing chemicals could result in increased compliance costs.

ADVERSE WEATHER CONDITIONS CAN CAUSE SUBSTANTIAL DECREASES IN OUR SALES

      Landec's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes may adversely affect the supply of vegetables and fruits used in Landec's business, reduce the sales volumes and increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken Landec's financial condition.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE WITH OUR INTELIMER POLYMER
   PRODUCTS

      Landec has only limited experience marketing and selling its Intelimer polymer products. While Dock Resins will provide consultation and in some cases direct marketing support for Landec's Intelimer polymer products, establishing sufficient marketing and sales capability will require significant resources. Landec intends to distribute some of its products through its corporate partners and other distributors and to sell other products through a direct sales force. There can be no assurance that Landec will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that Landec's sales and marketing efforts will be successful. To the extent that Landec has entered into or will enter into distribution or other collaborative arrangements for the sale of its products, Landec will be dependent on the efforts of third parties.

WE DEPEND ON STRATEGIC PARTNERS AND LICENSES FOR FUTURE DEVELOPMENT

      For some of its current and future products, Landec's strategy for development, clinical and field testing, manufacture, commercialization and marketing includes entering into various collaborations with corporate partners, licensees and others. Landec is dependent on its corporate partners to develop, test, manufacture and/or market some of its products. Although Landec believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of Landec. There can be no assurance that those partners will perform their obligations as expected or that Landec will derive any additional revenue from the arrangements. There can be no assurance that Landec's partners will pay any additional option or license fees to Landec or that they will develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT-TM- products as Landec no longer has control over the sales of those products since the sale of QuickCast and the license of the PORT product lines. There can be no assurance that Landec's partners will not pursue existing or alternative technologies in preference to Landec's technology. Furthermore, there can be no assurance that Landec will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that the collaborative arrangements will be successful.

BOTH DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS CAN HAVE AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS

      Landec's products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of Landec's products is subject to periodic inspection by regulatory authorities. There can be no assurance that Landec will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on Landec's business, financial condition and results of operations. Although Landec has no reason to believe that it will not be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances will not adversely affect Landec's business. There can be no assurance that Landec will not be required to incur significant costs to comply with the laws and regulations in the future, or that the laws or regulations will not have a material adverse effect on Landec's business, operating results and financial condition. As a result of the Apio acquisition, Landec is subject to USDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

OUR INTERNATIONAL OPERATIONS AND SALES EXPOSE OUR BUSINESS TO ADDITIONAL RISKS

      During the first quarter of fiscal year 2000, approximately 8% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR
   BUSINESS

      During the first quarter of fiscal year 2000, sales to Landec's top five customers accounted for approximately 42% of Landec's revenues with the top customer accounting for 16% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Fielder's Choice have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

OUR SALE OF SOME PRODUCTS MAY INCREASE OUR EXPOSURE TO PRODUCT LIABILITY CLAIMS

      The testing, manufacturing, marketing, and sale of the products being developed by Landec involve an inherent risk of allegations of product liability. While no product liability claims have been made against Landec to date, if any product liability claims were made and adverse judgments obtained, they could have a material adverse effect on Landec's business, operating results and financial condition. Although Landec has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. Landec currently maintains medical and non-medical product liability insurance with limits in the amount of $4.0 million per occurrence and $5.0 million in the annual aggregate. In addition, Apio has product liability insurance with limits in the amount of $41.0 million per occurrence and $42.0 million in the annual aggregate. There can be no assurance that the coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on Landec's business, operating results and financial condition.

WE EXPECT OUR STOCK PRICE TO FLUCTUATE IN ACCORDANCE WITH MARKET CONDITIONS

      Factors such as announcements of technological innovations, the attainment of (or failure to attain) milestones in the commercialization of Landec's technology, new products, new patents or changes in existing patents, the acquisition of new businesses or the sale or disposal of a part of Landec's businesses, or development of new collaborative arrangements by Landec, its competitors or other parties, as well as government regulations, investor perception of Landec, fluctuations in Landec's operating results and general market conditions in the industry may cause the market price of Landec's common stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume fluctuations, which have particularly affected the market prices of technology companies and which have been unrelated to the operating performance of technology companies. These broad fluctuations may adversely affect the market price of Landec's common stock.

THE IMPLEMENTATION OF FINANCIAL AND ACCOUNTING CHANGES MAY CAUSE AN INCREASE IN
   COSTS AND DELAYS

      In order to address deficiencies in Apio's management information systems and accounting systems, Apio has restructured its financial and accounting department, including hiring a chief financial officer and a new controller, and retained consultants who have worked with Apio to improve accounting processes and procedures. Apio management believes that those changes will improve its managing of operations, including delivering complete and accurate financial statements to Landec's corporate offices in a more timely manner. However, Landec can give no assurances that it will be able to effect those changes in the management information systems and accounting systems in a timely manner or sustain the process improvements over time.

THE EURO CURRENCY MAY CAUSE SOME DISRUPTIONS IN BUSINESS

      On January 1, 1999, some member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the "Euro". During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. Based on the current level of direct European business conducted by Landec, and also because Landec expects that any transactions in Europe in the near future will be priced in U.S. dollars, Landec does not expect that introduction and use of the Euro will materially affect Landec's business. Landec will continue to evaluate the impact over time of the introduction of the Euro. However, if Landec encounters unexpected opportunities or difficulties in Europe, Landec's business could be adversely affected, including the inability to bill customers and to pay suppliers for transactions denominated in the Euro and the inability to properly record transactions denominated in the Euro in Landec's financial statements.

IF OUR OPERATIONS AND PRODUCTS DO NOT FUNCTION PROPERLY IN THE YEAR 2000, OUR
   BUSINESS OPERATIONS COULD BE DISRUPTED


      The Year 2000 issue concerns the potential inability of computer applications, other information technology systems, and software-based "embedded" control systems to recognize and process properly, date-sensitive information in the Year 2000 and beyond. Landec could suffer material adverse impacts on its operations and financial results if the applications and systems used by Landec, or by third parties with whom Landec does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue.

      Landec has key relationships with some of its customers, vendors and outside service providers. Landec is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness. Failure by Landec's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on Landec's operations and financial results.


ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the acquisition of Apio on December 2, 1999, Landec acquired all of the outstanding capital stock of Apio and its related entities from the seven stockholders of Apio in exchange for 2.5 million shares of Landec common stock and $9.1 million in cash, a contractual obligation for $5.3 million and direct acquisition costs.

         In a separate transaction, on November 19, 1999 Landec sold $10 million ($9.1 million net of issuance costs) of convertible preferred stock (convertible into 1,666,670 shares of Common Stock) to Frederick Frank at a $6.00 per share equivalent price.

         The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented that they were "accredited investors" and also represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with Landec, to information about Landec.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               27.1   Financial Data Schedule

         (b)   Reports on Form 8-K

               1. On December 17, 1999, Landec filed a Form 8-K reporting the acquisition of Apio.
               2. On February 15, 2000 Landec filed a Form 8-K/A reporting the acquisition of Apio.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANDEC CORPORATION


                               By:   /s/ Gregory S. Skinner
                                    -----------------------------------------
                                         Gregory S. Skinner
                                    Vice President, Finance and Chief
                                    Financial Officer
                                    (Duly Authorized and Principal Financial
                                    and Accounting Officer)


Date: March 15, 2000

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT                                                        SEQUENTIALLY
NUMBER                              EXHIBIT                    NUMBERED PAGE
-------                             -------                    -------------
27.1            Financial Data Schedule                             26
