Form 10-Q
period 2000-04-30
LANDEC CORP \CA\
filed 2000-06-14
CIK 1005286

            This document consists of 30 pages, of which this is page
                 number 1. The index to Exhibits is on Page 29.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED APRIL 30, 2000, or

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

         As of May 24, 2000, there were 16,002,394 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

                               LANDEC CORPORATION

                 FORM 10-Q For the Quarter Ended April 30, 2000

                                      INDEX


                                                                                                               PAGE
               Facing sheet                                                                                      1

               Index                                                                                             2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of April 30, 2000 and October 31, 1999            3

               b)     Consolidated statements of operations for the three months and six months ended April
                      30, 2000 and 1999                                                                          4

               c)     Consolidated statements of cash flows for the six months ended April 30, 2000 and
                      1999                                                                                       5

               d)     Notes to consolidated financial statements                                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       25

PART II.       OTHER INFORMATION                                                                                26

Item 1.        Legal Proceedings                                                                                26

Item 2.        Changes in Securities and Use of Proceeds                                                        26

Item 3.        Defaults Upon Senior Securities                                                                  26

Item 4.        Submission of Matters to a Vote of Security Holders                                              26

Item 5.        Other Information                                                                                26

Item 6.        Exhibits and Reports on Form 8-K                                                                 27

               a)     Exhibits                                                                                  27

               b)     Reports on Form 8-K                                                                       27

               Signature                                                                                        28

               Index to Exhibits                                                                                29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             April 30,       October 31,
                                                                               2000             1999
                                                                          -------------     -------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                            $      6,453      $      3,203
     Accounts receivable, less allowance for doubtful accounts of
       $948 and $45 at April 30, 2000 and October 31, 1999                      22,252             2,952
     Inventory                                                                  14,444             7,641
     Investment in farming activities                                              563                --
     Notes and advances receivable                                               9,684                --
     Notes receivable, related party                                               193               138
     Prepaid expenses and other current assets                                   2,363             2,233
                                                                          -------------     -------------
Total Current Assets                                                            55,952            16,167

Property and equipment, net                                                     25,842            11,002
Intangible assets, net                                                          40,207            13,506
Non-current portion of notes receivable                                            214                --
Other assets                                                                     1,516                33
                                                                          -------------     -------------
                                                                          $    123,731      $     40,708
                                                                          =============     =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $     23,520      $      1,687
     Grower payables                                                             6,525                --
     Related party payables                                                        157                --
     Accrued compensation                                                        1,828             1,036
     Other accrued liabilities                                                   5,541             1,327
     Deferred revenue                                                              111             2,135
     Lines of credit                                                             6,177                --
     Current maturities of long term debt                                        2,919               125
                                                                          -------------     -------------
Total Current Liabilities                                                       46,778             6,310


Long term debt, less current maturities                                         18,976             2,637

Other non-current liabilities                                                      980                --
Minority interest                                                                1,139                --
                                                                          -------------     -------------
     Total Liabilities                                                          67,873             8,947
Shareholders' Equity:
     Preferred stock                                                             9,149                --
     Common stock                                                               92,156            77,289
     Accumulated deficit                                                       (45,447)          (45,528)
                                                                          -------------     -------------
Total Shareholders' Equity                                                      55,858            31,761
                                                                          -------------     -------------
                                                                          $    123,731      $     40,708
                                                                          =============     =============

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended                   Six Months Ended
                                                      -------------------------------    --------------------------------
                                                         April 30,         April 30,        April 30,         April 30,
                                                            2000             1999              2000              1999
                                                      --------------    --------------   --------------    --------------
Revenues:
     Product sales                                    $    43,481       $    18,959      $    65,543       $    23,305
     Services revenue                                      16,943                --           27,989                --
     Services revenue, related party                          202                --              761                --
     Research and development revenues                        145               167              275               361
     License fees                                              --                --               --               750
                                                      --------------    --------------   --------------    --------------
Total revenues                                             60,771            19,126           94,568            24,416

Cost of revenue:
     Cost of product sales                                 33,406            11,072           52,182            14,086
     Cost of product sales, related party                      80                --              138                --
     Cost of services revenue                              14,899                --           25,599                --
                                                      --------------    --------------   --------------    --------------
Total cost of revenue                                      48,385            11,072           77,919            14,086

Gross profit                                               12,386             8,054           16,649            10,330

Operating costs and expenses:
     Research and development                               1,103             1,470            2,154             2,926
     Selling, general and administrative                    8,133             3,179           13,886             5,723
                                                      --------------    --------------   --------------    --------------
Total operating costs and expenses                          9,236             4,649           16,040             8,649
                                                      --------------    --------------   --------------    --------------
Operating profit                                            3,150             3,405              609             1,681

Interest income                                               274               113              416               254
Interest expense                                             (709)              (63)          (1,039)             (121)
Other income/(expense)                                        100                (4)              95                (4)
                                                      --------------    --------------   --------------    --------------
Net income                                            $     2,815       $     3,451      $        81       $     1,810
                                                      ==============    ==============   ==============    ==============
Basic net income per share                            $      0.18       $      0.26      $      0.01       $      0.14
                                                      ==============    ==============   ==============    ==============
Diluted net income/(loss) per share                   $      0.12       $      0.22      $     (0.01)      $      0.12
                                                      ==============    ==============   ==============    ==============

Shares used in per share computation:
         Basic                                             15,993            13,252           15,537            13,231
                                                      ==============    ==============   ==============    ==============
         Diluted                                           18,558            13,798           18,041            13,794
                                                      ==============    ==============   ==============    ==============

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                ------------------------------
                                                                                    April 30,      April 30,
                                                                                      2000            1999
                                                                                --------------  --------------

Cash flows from operating activities:
Net income                                                                      $       81      $    1,810
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   2,701           1,032
     Amortization of deferred compensation                                              --              56
     Changes in current assets and liabilities:
         Accounts receivable                                                        (4,013)            229
         Inventory                                                                  (2,330)         (2,545)
         Investment in crops                                                         1,467              --
         Prepaid expenses and other current assets                                   1,069             250
         Accounts payable                                                            7,681            (355)
         Grower payables                                                              (197)             --
         Related party payables                                                        157              --
         Accrued compensation                                                         (344)             (7)
         Other accrued liabilities                                                  (3,654)            373
         Deferred revenue                                                           (2,024)         (2,374)
                                                                                --------------  --------------
     Total adjustments                                                                 513          (3,341)
                                                                                --------------  --------------
Net cash provided by (used in) operating activities                                    594          (1,531)
                                                                                --------------  --------------

Cash flows from investing activities:
Decrease in other assets and liabilities                                               500              --
Purchases of property and equipment                                                 (1,727)         (1,561)
Increase in notes receivable and advances                                           (4,621)             --
Acquisition costs related to earn-out provisions                                      (407)             --
Acquisition of Apio, Inc., net of cash received                                     (5,813)             --
Maturities of available-for-sale securities                                             --             989
                                                                                --------------  --------------
Net cash provided by (used in) investing activities:                               (12,068)           (572)
                                                                                --------------  --------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                9,149              --
Proceeds from sale of common stock                                                     308             200
Repayment of notes receivable from shareholders                                         --             291
Borrowings on lines of credit                                                        6,177              --
Repayment of long term debt                                                           (647)            (34)
Distributions to minority interest                                                    (263)             --
                                                                                --------------  --------------
Net cash provided by financing activities                                           14,724             457
                                                                                --------------  --------------

Net increase (decrease) in cash and cash equivalents                                 3,250          (1,646)
Cash and cash equivalents at beginning of period                                     3,203           9,185
                                                                                --------------  --------------
Cash and cash equivalents at end of period                                      $    6,453      $    7,539
                                                                                ==============  ==============


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2000, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

         The results of operations for the six month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 29, 2000. For instance, due to the cyclical nature of the corn seed industry, a significant portion of revenues and profits for Intellicoat Corporation ("Intellicoat"), a wholly-owned subsidiary of Landec which distributes its products under the Fielder's Choice Direct name, will be concentrated over a few months during the spring planting season (generally during the Landec's second fiscal quarter).

2.   NEW PRONOUNCEMENTS

         SAB 101 requires that non-refundable, up-front license fees be deferred and recognized generally over the term of the license agreement, unless the agreements and facts and circumstances of the transaction clearly reflect the completion of the earnings process as defined, regardless of the fact that they are non-refundable. In accordance with SAB No. 101, Landec will revise certain revenue recognition policies regarding the recognition of non-cancelable, non-refundable license fees. SAB No. 101 will be adopted by Landec at the beginning of fiscal year 2001, which Landec estimates will result in the recording of a non-cash charge of approximately $1 million to account for the cumulative effect of the accounting change. This amount will be recorded as deferred income and recognized as revenues over the remaining term of the license agreement.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION 25. Landec is required to adopt the Interpretation on July 1, 2000. The impact of adopting the Interpretation is not expected to be material.

3.   RECLASSIFICATIONS

         Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

4.   RESEARCH AND DEVELOPMENT EXPENSES

         Costs related to both research contracts and Landec funded research is included in research and development expenses as incurred. Costs to fulfill research contracts generally approximate the corresponding revenue.

5.   NET INCOME PER SHARE


     The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):


                                                    Three Months Ended April 30,        Six Months Ended April 30,
                                                       2000              1999              2000             1999
                                                  ---------------  ----------------  ----------------  ---------------
Numerator:
Net income for basic net income per share         $     2,815      $     3,451       $        81       $     1,810
Less:  Minority interest in income of
   subsidiary
                                                         (551)            (408)             (250)             (103)
                                                  ---------------  ----------------  ----------------  ---------------
Net income/(loss) for diluted net income per
   share                                          $     2,264      $     3,043       $      (169)      $     1,707


Denominator:
Weighted average shares for basic net
   income per share                                    15,993           13,252            15,537            13,231
Effect of dilutive securities:
   Stock Options                                          898              546               958               563
   Convertible preferred stock                          1,667               --             1,546                --
                                                  ---------------  ----------------  ----------------  ---------------
Total dilutive common shares                            2,565              546             2,504               563

Weighted average shares for diluted net
   income per share                                    18,558           13,798            18,041            13,794


Basic net income per share                        $      0.18      $      0.26       $      0.01        $     0.14
Diluted net income/(loss) per share               $      0.12      $      0.22       $     (0.01)       $     0.12




6.   ACQUISITION

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

         The following is a summary of the purchase price allocation (in thousands); the final values may differ from those set forth below.


                      Net assets and liabilities                                  $      2,014
                      Customer base                                                      1,821
                      Work force in place                                                1,395
                      Trademark                                                          9,100
                      Goodwill                                                          14,913
                                                                                  ------------
                                                                                  $     29,243
                                                                                  ============

         The acquisition by Landec of all the outstanding capital stock of Apio was exchanged for the following:


                                                                                  (In thousands)
                                                                                  -------------
                      Landec common stock                                         $     14,217
                      Contractual deferred obligations                                   4,092
                      Cash paid or set aside as a liability at closing                   9,100
                                                                                  ------------
                         Purchase price before acquisition costs                        27,409
                      Estimated acquisition costs                                        1,834
                                                                                  ------------
                         Total estimated purchase price                           $     29,243
                                                                                  ============


         During the second fiscal quarter, the goodwill portion of the purchase price was increased by $2.1 million to reflect a change in the estimated value of Landec common stock issued at close.

         To fund the transaction, Landec issued 2.5 million shares of common stock to the prior owners of Apio. Apio replaced a portion of its existing bank debt with a $11.25 million term note and entered into a new $12 million line of credit agreement with a bank. Existing debt of $3.7 million was assumed in the transaction. In a separate transaction, Landec sold $10 million ($9.1 million net of issuance costs) of convertible preferred stock (convertible into 1,666,670 shares of Common Stock) to a private, long-term, investor at a $6.00 per share equivalent price. Under the terms of these transactions, Landec has registered with the Securities and Exchange Commission approximately 2.6 million shares of Landec common stock on form S-3 effective May 17, 2000.

         The results of operations and cash flows for the six months ended April 30, 2000 include the results of Apio from November 29, 1999 through April 30, 2000.

         The following pro forma summary of consolidated revenues, net income/(loss) and net income/(loss) per share for the six months ended April 30, 2000 and April 30, 1999 assumes the acquisition occurred on November 1, 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of Landec's financial results if the acquisition had taken place at the beginning of fiscal year 1999 or of future results (in thousands except per share amounts).


                                                                    Six Months Ended
                                                          -------------------------------------
                                                          April 30,                April 30,
                                                             2000                     1999
                                                          -------------------------------------
                  Revenue                                 $ 107,272               $   95,404
                  Net income/(loss)                       $     (14)              $      319
                  Net income/(loss) per share:
                          Basic                           $   (0.00)              $     0.02
                          Diluted                         $   (0.00)              $     0.01


7.   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):


                                                            April 30,       October 31,
                                                               2000            1999
                                                        ----------------  ---------------
                  Raw material..........................   $    8,871        $   1,015
                  Finished goods........................        5,247            6,169
                  Work in process.......................          326              457
                                                        ----------------  ---------------

                                                           $   14,444        $   7,641
                                                        ================  ===============


8.   INVESTMENT IN FARMING ACTIVITIES

         Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. For the six months ended April 30, 2000 net losses of approximately $1.1 million were recognized and included in the cost of product sales in the consolidated statements of operations.

9.   NOTES RECEIVABLE

         Notes receivable and advances at April 30, 2000 consisted of the following (in thousands):


         Various notes receivable from growers, with principal and interest ranging from the prime rate plus .5% to the prime rate plus 3%, payments to be withheld from proceeds derived from crop sales, due
              through December 2000, secured by crops                                                  $ 8,506

         Unsecured  grower note  receivable with interest at a certain bank's prime rate (9.0% at
              April 30, 2000) plus 2%                                                                      306

         Note  receivable  due from grower in annual  installments  of $60,714  plus  interest at
              prime rate plus 1.0% with final payment due November 1, 2004, secured by crops               304

         Note  receivable due from a related party with interest at prime plus 1.0%,  payments to
              be withheld from proceeds derived from crop sales, secured by crops                           47

         Various  notes  receivable  from  growers  bearing no interest on cartons in  inventory.
              Payments to be withheld based on cartons used, due through  December 2000,  secured
              by residual inventories                                                                      142

         Unsecured note receivable due from a related party with interest at 7.5%, due July
              2000                                                                                         146

         Various non interest  bearing  advances  receivable  from growers,  payments to withheld
              from proceeds derived from crop sales, due December 2000, secured by crops.                  722

         Other                                                                                             501
                                                                                                   -----------------
                                                                                                        10,674
         Less allowance for doubtful notes                                                                (583)
                                                                                                   -----------------
                                                                                                        10,091
         Less current portion of notes receivable                                                       (9,877)
                                                                                                   -----------------
         Non-current portion of notes receivable                                                   $       214
                                                                                                   -----------------


         Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At April 30, 2000, Landec had outstanding commitments to fund up to an additional $1.0 million to growers under these existing note receivable agreements.



10.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                                                April 30,      October 31,
                                                                                  2000            1999
                                                                              -------------   --------------
                    Land and buildings........................................$   11,920      $    3,945
                    Leasehold improvements....................................     1,506           1,372
                    Computer, machinery, equipment and autos..................    15,084           8,155
                    Furniture and fixtures....................................     1,791             592
                    Construction in process...................................     1,911           1,173
                                                                              -------------   --------------
                                                                                  32,212          15,237
                     Less accumulated depreciation and amortization............   (6,370)         (4,235)
                                                                              -------------   --------------
                                                                              $   25,842      $   11,002
                                                                              ============    =============

11.  INTANGIBLES

         Intangible assets consist of the following (in thousands):


                                                                               April 30,      October 31,
                                                                                 2000            1999
                                                                             -------------   --------------
                    Developed technology......................................$    5,036      $    5,036
                    Trademark.................................................    14,075           4,975
                    Customer base.............................................     4,217           2,396
                    Workforce in place........................................     2,305             910
                    Covenants not to compete..................................       277             277
                    Goodwill..................................................    18,170           2,509
                                                                             -------------   --------------
                                                                                  44,080          16,103
                     Less accumulated depreciation and amortization............   (3,873)         (2,597)
                                                                             -------------   --------------
                                                                              $   40,207      $   13,506
                                                                              ============    =============


     The intangible assets are being amortized over five to twenty years based on their individually estimated useful lives.


12.  GROWER PAYABLE

         Landec, through its Apio subsidiary, contracts with growers to harvest, pack, cool and distribute their products. The grower payable is the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

13.      DEBT

         REVOLVING DEBT

         Apio has a revolving line of credit with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate (9.0% at April 30, 2000) plus a margin based on Apio's leverage ratio as defined in the revolving note agreement, currently plus .50%. The revolving note agreement expires on May 1, 2002. At April 30, 2000, $6.0 million was outstanding under the revolving line of credit.

         Dock Resins Corporation ("Dock Resins"), a wholly-owned subsidiary of Landec, has a revolving line of credit which allows for borrowings of up to $1.25 million. The interest rate on the revolving line of credit is principally charged at the one-month LIBOR rate plus 1.75%. The revolving line of credit expires on February 28, 2002, and contains certain restrictive covenants, which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. At April 30, 2000, $179,000 was outstanding under the revolving line of credit.

         LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                  April 30,        October 31,
                                                                                     2000             1999
                                                                               --------------    --------------

         Bank term loan for Apio; due in initial quarterly payment of
             $500,000 beginning April 30, 2000 increasing to $562,500
             January 31, 2001 and to $625,000 on January 31, 2002
             through October 31, 2004 with interest payable monthly at
             7.02% plus a margin based on Apio's leverage ratio as
             defined in the loan agreement, currently plus 2.5%                $    11,250       $       --
         Contractual obligation to former owners of Apio; due in annual installments of $1,060,000 beginning January 2, 2001
             through January 2, 2005 (see Note 6)                                    4,092               --
         Bank term loan for Dock Resins; due in monthly installments of
             $15,278 including interest at 8.19% beginning February 1, 1999 through January, 2006 with the balance due January
             31, 2006                                                                2,629            2,678
         Note payable of Apio to a commercial finance company;  due in monthly installments of $13,366 including interest at 7.0%
             with final payment due December 2019                                    1,712               --
         Note payable of Apio to a bank; due in monthly installments of
             $8,008 including interest at 9.5% with final payment due
             December 2015                                                             870               --
         Various notes payable with interest rates ranging from 7.54%
              to 10.82%                                                                941               84
         Capitalized lease obligations with interest rates ranging from
              9.15% to 12.99%                                                          401               --
                                                                               ---------------   --------------
                                                                                    21,895            2,762
         Less current portion                                                       (2,919)            (125)
                                                                               ---------------   --------------
                                                                               $    18,976       $    2,637
                                                                               ---------------   --------------


         Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):


                           FY 2000  (period May 1 through October 29, 2000).....$        1,983
                           FY 2001..............................................         3,901
                           FY 2002..............................................         3,618
                           FY 2003..............................................         3,532
                           FY 2004..............................................         3,615
                           Thereafter...........................................         5,246
                                                                                         -----
                                                                                $       21,895
                                                                                        ======

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

         Apio's bank term loan limits payments to Landec for dividends, corporate service fees and tax sharing expenses until the principal is reduced to an amount specified in the loan agreement. In addition, the term loan and the revolving note contain various financial covenants including minimum levels of EBITDA, minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time.

         Landec has pledged substantially all of Apio's and Dock Resins' assets to secure their debt.


14.  MINORITY INTEREST

         In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec at April 30, 2000. The minority interest balance at April 30, 2000 represents the limited partners' interest in Apio Cooling.


15.  STOCKHOLDERS EQUITY

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

         APIO STOCK PLAN. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. As of April 30, 2000, options for two million shares have been granted at an exercise price of $2.10 per share.

         In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. In May 2000, options for 852,500 shares were granted under the 2000 Plan at an exercise price of $2.10 per share.

16.  BUSINESS SEGMENT REPORTING

         The acquisition of Apio in December 1999 resulted in a redefinition of operating segments by management. Prior period segment information has been restated to conform to the current segment definitions. Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac-TM- breathable membrane for the fresh-cut produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through April 30, 2000. The Food Products Technology segment for the three months and six months ended April 30, 1999 only includes the operations of the Intellipac business. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer-Registered Trademark-polymers through Intellicoat. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Assets classified as Corporate and Other consist primarily of assets of Dock Resins.

         Operations by Business Segment (in thousands):


                                                                       Agricultural
                                                   Food Products          Seed           Corporate
Quarter ended April 30, 2000                         Technology         Technology       and Other       TOTAL
-----------------------------------------------  ----------------  ------------------  -------------  -------------
Net sales..................................      $     40,896      $      16,399       $   3,476      $  60,771
Income (loss) from continuing operations...      $     (1,588)     $       4,468       $     (65)     $   2,815
Identifiable assets........................      $     86,886      $      17,444       $  19,401      $ 123,731
Depreciation and amortization..............      $      1,021      $         258       $     230      $   1,509
Capital expenditures.......................      $        254      $         105       $     196      $     555
Interest income............................      $        211      $          46       $      17      $     274
Interest expense...........................      $        639      $           3       $      67      $     709

Quarter ended April 30, 1999
-----------------------------------------------
Net sales..................................      $        948      $      14,721       $   3,457      $  19,126
Income (loss) from continuing operations...      $        (48)     $       3,306       $     193      $   3,451
Identifiable assets........................      $      1,560      $      19,427       $  21,706      $  42,693
Depreciation and amortization..............      $         32      $         242       $     240      $     514
Capital expenditures.......................      $        106      $          60       $     594      $     760
Interest income............................      $         --      $          59       $      54      $     113
Interest expense...........................      $         --      $         --        $      63      $      63



                                                                       Agricultural
                                                   Food Products          Seed           Corporate
Six months ended April 30, 2000                     Technology         Technology        and Other        TOTAL
-----------------------------------------------  ----------------  ------------------  -------------  -------------
Net sales..................................      $     71,129      $      16,654       $   6,785      $  94,568
Income (loss) from continuing operations...      $     (1,834)     $       2,022       $    (107)     $      81
Identifiable assets........................      $     86,886      $      17,444       $  19,401      $ 123,731
Depreciation and amortization..............      $      1,666      $         508       $     527      $   2,701
Capital expenditures.......................      $        866      $         162       $     699      $   1,727
Interest income............................      $        306      $          62       $      48      $     416
Interest expense...........................      $        931      $           3       $     105      $   1,039

Six months ended April 30, 1999
------------------------------------------------
Net sales..................................      $      1,980      $      14,718       $   7,718      $  24,416
Income (loss) from continuing operations...      $        (47)     $       1,224       $     633      $   1,810
Identifiable assets........................      $      1,560      $      19,427       $  21,706      $  42,693
Depreciation and amortization..............      $         65      $         491       $     476      $   1,032
Capital expenditures.......................      $        143      $         155       $   1,263      $   1,561
Interest income............................      $         --      $          65       $     189      $     254
Interest expense...........................      $         --      $         --        $     121      $     121



17.  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2002. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at April 30, 2000 are as follows (in thousands):


                                                                                           Amount
                                                                                        -----------
                                    FY2000..............................................$       460
                                    FY2001..............................................        818
                                    FY2002..............................................        350
                                    FY2003..............................................         34
                                                                                        -----------
                                                                                        $     1,662
                                                                                        ===========

         Rent expense for operating leases, including month to month arrangements was $602,000 for the six months ended April 30, 2000.


         LAND LEASES

         Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2004. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2004. The approximate future minimum leases and sublease amounts receivable under farmland leases at April 30, 2000 are as follows (in thousands):


                                                                    Minimum         Sublease
                                                                     Lease            Rents
                                                                   Payments        Receivable          Net
                                                                   --------        ----------          ---
         2000...................................................$     458         $    360         $      98
         2001...................................................      792              424               368
         2002...................................................      589              393               196
         2003...................................................      328              150               178
         2004...................................................      298               75               223
         Thereafter.............................................        -                -                 -
                                                                ---------         --------         ---------
                                                                $   2,465         $  1,402         $   1,063
                                                                =========         ========         =========


The net lease expense incurred for farmland leases for the six month period ended April 30, 2000 was $168,000 and is included in the cost of service revenues in the accompanying statements of operations.


         EMPLOYMENT AGREEMENTS

         Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $59,000 at April 30, 2000.


18.  RELATED PARTY TRANSACTIONS

         Apio provides harvesting, packing, cooling and distributing services for a member of management and purchases produce from that individual. Revenues, cost of product sales and the resulting payable are shown separately in the accompanying financial statements as of April 30, 2000 and for the period then ended.

         On November 1, 1998, Landec loaned an officer of Intellicoat Corporation $500,000 in cash in exchange for a promissory note. Interest accrued at 7.5% per annum. On July 31, 1999 the balance of principal and accrued interest were offset by an earn-out provision related to the acquisition of Fielder's Choice Direct by Intellicoat. The resulting principal balance and accrued interest at April 30, 2000 of $145,000, is due and payable on July 31, 2000.

19.  SUBSEQUENT EVENT

         In June 2000, Intellicoat entered into a revolving line of credit, for which the amount of potential borrowings is based on Intellicoat's inventory levels, which allows for borrowings of up to $3 million, and a capital expenditure line of credit which allows for borrowings up to $1 million. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75%, and on the capital expenditure line of credit at the five year Treasury bill rate plus 4.75%. These lines of credit contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Intellicoat to Landec. Landec has pledged substantially all of the assets of Intellicoat to secure the lines of credit.

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

         Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

         Landec Corporation and its subsidiaries ("Landec") design, develop, manufacture and sell temperature-activated and other polymer products for a variety of food products, agricultural products, and partner licensing applications. This proprietary polymer technology is the foundation, and key differentiating advantage, upon which Landec has built its business.

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

         In addition to its core business, Landec also operates a Technology Licensing/Research and Development Business which licenses products to industry leaders such as Alcon Laboratories, Inc. and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol Myers Squibb.

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

         Landec's core polymer manufacturing products are based on its patented proprietary Intelimer-Registered Trademark- polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

         Based on this core technology, Landec has launched to date four product lines - QuickCast-TM- splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut produce packaging market in September 1995; Intelimer polymer systems for the industrial specialties market in June 1997; and Intellicoat coatings for inbred corn seed in October 1999.

         Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through April 30, 2000, Landec's accumulated deficit was $45.4 million.

RESULTS OF OPERATIONS

         Total revenues were $60.8 million for the second quarter of fiscal year 2000, compared to $19.1 million for the second quarter of fiscal year 1999. Revenues from product sales and services increased to $60.6 million in the second quarter of fiscal year 2000 from $19.0 million in the second quarter of fiscal year 1999. The increase in product sales and service revenues was primarily due to $40.5 million in revenues from Apio which was acquired effective November 29, 1999, and from Intellicoat, which increased its revenues to $16.3 million in the second quarter of fiscal year 2000 from $14.7 million in the second quarter of fiscal year 1999. The increase in Intellicoat revenues was due to an increase in the volume of hybrid corn seed sold. Revenues from research and development funding were $145,000 for second quarter of fiscal year 2000 compared to $167,000 for the second quarter of fiscal year 1999. The decrease in research and development revenues was primarily due to the expiration of the research and development agreement with Alcon Laboratories, Inc. ("Alcon") related to the PORT-TM- ophthalmic devices, partially offset by new research and development contracts with ConvaTec, a division of Bristol Myers Squibb, in the area of medical adhesives, and UCB Chemicals Corporation ("UCB Chemicals") in the area of industrial applications. For the first six months of fiscal year 2000 total revenues were $94.6 million compared to $24.4 million during the same period in 1999. Revenue from product sales and services for the first six months of fiscal year 2000 increased to $94.3 million from $23.3 million during the same period of 1999 due to $69.8 million in Apio revenues from the November 29, 1999 effective close date through April 30, 2000 and from increased product sales from Intellicoat which increased to $16.5 million in the first six months of fiscal year 2000 from $14.7 million during the same period of fiscal year 1999. The increase in Intellicoat revenues was due to an increase in the volume of hybrid corn seed sold. Revenues from licensing fees were zero for the first six months of fiscal year 2000 compared to $750,000 during the same period in fiscal year 1999. The decrease in license fees revenue was due to a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter of fiscal year 1999. Revenues from research and development funding for the first six months of fiscal year 2000 decreased to $275,000 from $361,000 during the same period of fiscal year 1999. The decrease in research and development revenues was primarily due to the expiration of the research and development agreement with Alcon related to the PORT ophthalmic devices, partially offset by new research and development contracts with ConvaTec and UCB Chemicals.

         Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $48.4 million for the second quarter of fiscal year 2000 compared to $11.1 million for the second quarter of fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 42% in the second quarter of fiscal year 1999 to 20% in the second quarter of fiscal year 2000. Cost of product sales and services for the first six months of fiscal year 2000 was $77.9 million compared to $14.1 million during the same period in fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased to 17% for the first six months of fiscal year 2000 from 40% during the same period of fiscal year 1999. The decreases in gross profit percentages were primarily the result of Apio's mix of products having a lower profit margin than Landec's other businesses and Apio's higher costs associated with sourcing crops during the winter months. In addition, during the three and six month periods ended April 30, 2000, Landec incurred startup costs associated with Apio's new value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. Overall gross profit increased from $8.1 million and $10.3 million for the three and six month periods ended April 30, 1999 respectively to $12.4 million and $16.6 million for the same periods of fiscal year 2000, an increase of 61% for the first six months of fiscal year 2000 compared to the same period in fiscal year 1999. This increase is primarily due to gross profit from Apio of $6.7 million offset by no license fee gross profits in fiscal year 2000 compared to $750,000 for the same period of fiscal year 1999.

         Research and development expenses were $1.1 million for the second quarter of fiscal year 2000 compared to $1.5 million for the second quarter of fiscal year 1999, a decrease of 25%. For the first six months of fiscal year 2000 research and development expenses were $2.2 million compared to $2.9 million during the same period in fiscal year 1999, a decrease of 26%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The decreases in research and development expenses during the three and six month periods ended April 30, 2000 compared to the same periods of fiscal year 1999 were primarily due to substantially reduced PORT research and development activities and the shift in Intellicoat seed coating from research and development to production during the first six months of fiscal year 2000.

         Selling, general and administrative expenses were $8.1 million for the second quarter of fiscal year 2000 compared to $3.2 million for the second quarter of fiscal year 1999, an increase of 156%. For the first six months of fiscal year 2000 selling, general and administrative expenses were $13.9 million compared to $5.7 million during the same period in fiscal year 1999, an increase of 143%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased during the three and six month periods ended April 30, 2000 as compared to the same periods of fiscal year 1999 primarily as a result of expenses from Apio of $4.2 million and $6.5 million, respectively, and increased sales and marketing expenses associated with marketing efforts at Fielder's Choice. Specifically, sales and marketing expenses increased to $3.5 million for the second quarter of fiscal year 2000 from $1.9 million for the second quarter of fiscal year 1999. For the first six months of fiscal year 2000 sales and marketing expenses increased to $6.4 million from $3.6 million during the same period of fiscal year 1999. Landec expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Interest income for the three and six month periods ended April 30, 2000 were $274,000 and $416,000, respectively, compared to $113,000 and $254,000 for the same periods of fiscal year 1999. These increases in interest income were due principally to interest earned on Apio's notes receivable. Interest expense for the three and six months periods ended April 30, 2000 were $709,000 and $1.0 million, respectively, compared to $63,000 and $121,000 for the same periods of fiscal year 1999. These increases are due to the increase in debt from the acquisition of Apio.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2000, Landec had cash and cash equivalents of $6.5 million, a net increase of $3.3 million from $3.2 million as of October 31, 1999. This increase was primarily due to: a) borrowing under Apio's and Dock Resins' lines of credit of $6.2 million; b) cash acquired in the acquisition of Apio of $3.3 million, c) cash from operations of $0.6 million; partially offset by d) the purchase of $1.7 million of property, plant and equipment; e) advances to growers of $4.6 million; and f) payment on long term debt and to minority interests of $0.9 million.

         During the first six months of fiscal year 2000, Landec purchased equipment to support the development of Intellipac and Intellicoat products, and incurred building improvement and equipment upgrade expenditures at Dock Resins and Apio to expand capacity. These expenditures represented the majority of the $1.7 million of property and equipment purchased during the first six months of fiscal year 2000.

         In June, 2000 Landec established new bank lines of credit for working capital needs and equipment to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. Landec believes that this new facility, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

         Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of April 30, 2000 totaled $45.4 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

         At April 30, 2000, Landec's total debt, including current maturities and capital lease obligations, was approximately $28.1 million and the total debt to equity ratio was approximately 50%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

         In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $16.65 million.

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

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

         In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Intellicoat, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

WE MAY EXPERIENCE DIFFICULTIES IN INTEGRATING APIO AND OTHER NEW BUSINESS ACQUISITIONS

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

WE FACE STRONG COMPETITION IN THE MARKETPLACE

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

OUR DEPENDENCE ON SINGLE SUPPLIERS MAY CAUSE DISRUPTION IN OUR OPERATIONS SHOULD ANY SUPPLIER FAIL TO DELIVER MATERIALS

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

OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS THAT DIRECTLY IMPACT OUR BUSINESS

         Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of the manufacturing processes, including those utilized by Dock Resins. As a result of historic off-site disposal practices, Dock Resins was involved in two actions seeking to compel the generators of hazardous waste to remediate hazardous waste sites. Dock Resins has been informed by its counsel that it was a DE MINIMIS generator to these sites, and these actions have been settled without the payment of any material amount by Landec. In addition, the New Jersey Industrial Site Recovery Act ("ISRA") requires an investigation and remediation of any industrial establishment, like Dock Resins, which changes ownership. This statute was activated by Landec's acquisition of Dock Resins. Dock Resins has completed its investigation of the site, delineated the limited areas of concern on the site, and completed the bulk of the active remediation required under the statute. The costs associated with this effort are being borne by the former owner of Dock Resins, and counsel has advised Dock Resins and Landec that funds of the former owner required by ISRA to be set aside for this effort are sufficient to pay for the successful completion of remedial activities at the site. In most cases, Landec believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by Landec to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and changes in environmental regulations may impose the need for additional capital equipment or other requirements.

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

WE DEPEND ON STRATEGIC PARTNERS AND LICENSES FOR FUTURE DEVELOPMENT

         For some of its current and future products, Landec's strategy for development, clinical and field testing, manufacture, commercialization and marketing includes entering into various collaborations with corporate partners, licensees and others. Landec is dependent on its corporate partners to develop, test, manufacture and/or market some of its products. Although Landec believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of Landec. There can be no assurance that those partners will perform their obligations as expected or that Landec will derive any additional revenue from the arrangements. There can be no assurance that Landec's partners will pay any additional option or license fees to Landec or that they will develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, there can be no assurance as to the amount of royalties, if any, on future sales of QuickCast and PORT products as Landec no longer has control over the sales of those products since the sale of QuickCast and the license of the PORT product lines. There can be no assurance that Landec's partners will not pursue existing or alternative technologies in preference to Landec's technology. Furthermore, there can be no assurance that Landec will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that the collaborative arrangements will be successful.

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

OUR INTERNATIONAL OPERATIONS AND SALES MAY EXPOSE OUR BUSINESS TO ADDITIONAL
RISKS

         For the first six months of fiscal year 2000, approximately 10% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS

         During the six months ended April 30, 2000, sales to Landec's top five customers accounted for approximately 39% of Landec's revenues with the top customer accounting for 15% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Intellicoat have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

OUR STOCK PRICE MAY FLUCTUATE IN ACCORDANCE WITH MARKET CONDITIONS

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on April 12, 2000 the following proposals were adopted by the margins indicated:


                                                                                  Number of Shares
                                                                                  ----------------
                                                                             Voted For           Withheld
                                                                             ---------           --------
1.  Four Class II directors were elected by the margins indicated to serve until the next even-numbered year Annual Meeting (2002)
    during which their successors will be elected and qualified:
         Gary T. Steele                                                      13,026,803              5,884
         Kirby L. Cramer                                                     13,010,303             22,384
         Richard Dulude                                                      13,010,203             22,484
         Damion Wicker                                                       13,010,178             22,509


    The three Class I directors were not up for election at the Annual Meeting. These three Class I directors, Frederick Frank, Stephen E. Halprin and Richard S. Schneider, Ph.D., will serve as Class I directors until the next odd-numbered Annual
    Meeting (2001), when their successors will be elected and qualified. On May 1, 2000, Damion Wicker resigned as a director of the Company.

                                                               Voted            Voted                         Broker
                                                                for            Against         Abstain      Non -Votes
                                                                ---            -------         -------      ----------

2.  To ratify the appointment of Ernst & Young LLP as        13,023,930          8,407            350              0
    independent public accountants of the Company for
    the fiscal year ending October 29, 2000.



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

                               LANDEC CORPORATION

                               By:   /s/           Gregory S. Skinner
                                     ------------------------------------------
                                                   Gregory S. Skinner
                                     Vice President, Finance and Chief Financial Officer
                                     (Duly Authorized and Principal Financial and Accounting
                                     Officer)



Date:    June 14, 2000

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT                                                                   SEQUENTIALLY
NUMBER                                EXHIBIT                             NUMBERED PAGE
------                                -------                             -------------

27.1                         Financial Data Schedule                           30
