Form 10-Q
period 2000-07-30
LANDEC CORP \CA\
filed 2000-09-13
CIK 1005286

       This document consists of 29 pages, of which this is page number 1.
                    The Index to Exhibits is on Page 28.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED JULY 30, 2000, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the Transition period from _____to _________.

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

                                           Yes   X   No
                                               -----   ------

         As of September 8, 2000, there were 16,040,607 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

                               LANDEC CORPORATION

                  FORM 10-Q For the Quarter Ended July 30, 2000

                                      INDEX


                                                                                                              PAGE

               Facing sheet                                                                                     1

               Index                                                                                            2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of July 30, 2000 and October 31, 1999            3

               b)     Consolidated statements of operations for the three months and nine months ended
                      July 30, 2000 and July 31, 1999                                                           4

               c)     Consolidated statements of cash flows for the nine months ended July 30, 2000 and
                      July 31, 1999                                                                             5

               d)     Notes to consolidated financial statements                                                6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       25

PART II.       OTHER INFORMATION                                                                                26

Item 1.        Legal Proceedings                                                                                26

Item 2.        Changes in Securities and Use of Proceeds                                                        26

Item 3.        Defaults Upon Senior Securities                                                                  26

Item 4.        Submission of Matters to a Vote of Security Holders                                              26

Item 5.        Other Information                                                                                26

Item 6.        Exhibits and Reports on Form 8-K                                                                 26

               a)     Exhibits                                                                                  26

               b)     Reports on Form 8-K                                                                       26

               Signature                                                                                        27

               Index to Exhibits                                                                                28


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              July 30,      October 31,
                                                                                2000          1999
                                                                          ---------------- -------------

                                                   ASSETS

Current Assets:
     Cash and cash equivalents                                            $     10,878      $      3,203
     Accounts receivable, less allowance for doubtful accounts of $903
       and $45 at July 30, 2000 and October 31, 1999                            24,792             2,952
     Inventory                                                                  15,249             7,641
     Investment in farming activities                                              833                --
     Notes and advances receivable                                               9,224                --
     Notes receivable, related party                                               186               138
     Prepaid expenses and other current assets                                   2,251             2,233
                                                                          -------------     -------------
Total Current Assets                                                            63,413            16,167

Property and equipment, net                                                     26,485            11,002
Intangible assets, net                                                          39,541            13,506
Non-current portion of notes receivable                                            166                --
Other assets                                                                     1,540                33
                                                                          -------------     -------------
                                                                          $    131,145     $      40,708
                                                                          =============    =============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                     $     21,741      $      1,687
     Grower payables                                                            11,097                --
     Related party payables                                                        324                --
     Accrued compensation                                                        2,396             1,036
     Other accrued liabilities                                                   5,322             1,327
     Deferred revenue                                                              603             2,135
     Lines of credit                                                            11,313                --
     Current maturities of long term debt                                        3,511               125
                                                                          -------------     -------------
Total Current Liabilities                                                       56,307             6,310

Long term debt, less current maturities                                         17,360             2,637

Other non-current liabilities                                                      980                --
Minority interest                                                                1,281                --
                                                                          -------------     -------------
     Total Liabilities                                                          75,928             8,947

Shareholders' Equity:
     Preferred stock                                                             9,149                --
     Common stock                                                               92,177            77,289
     Accumulated deficit                                                       (46,109)          (45,528)
                                                                          -------------     -------------
Total Shareholders' Equity                                                      55,217            31,761
                                                                          -------------     -------------
                                                                          $    131,145      $     40,708
                                                                          =============     =============



                             SEE ACCOMPANYING NOTES.

                              LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended                  Nine Months Ended
                                               -------------------------       -----------------------------
                                                July 30,       July 31,          July 30,         July 31,
                                                  2000           1999              2000             1999
                                              -----------  ------------       ------------    -------------
Revenues:
     Product sales                              $35,279    $     5,409         $  100,822       $    28,713
     Services revenue                            25,443             --             53,432                --
     Services revenue, related party                563             --              1,324                --
     Research and development revenues              116            121                391               482
     License fees                                    --             --                 --               750
                                              -----------  ------------       ------------    -------------
Total revenues                                   61,401          5,530            155,969            29,945

Cost of revenue:
     Cost of product sales                       30,814          3,588             82,995            17,673
     Cost of product sales, related party           105             --                243                --
     Cost of services revenue                    21,978             --             47,577                --
                                              -----------  ------------       ------------    -------------
Total cost of revenue                            52,897          3,588            130,815            17,673

Gross profit                                      8,504          1,942             25,154            12,272

Operating costs and expenses:
     Research and development                     1,172          1,433              3,326             4,359
     Selling, general and administrative          7,481          2,525             21,367             8,249
                                              -----------  ------------       ------------    -------------
Total operating costs and expenses                8,653          3,958             24,693            12,608
                                              -----------  ------------       ------------    -------------
Operating profit (loss)                            (149)        (2,016)               461              (336)

Interest income                                     265             69                681               322
Interest expense                                   (613)           (64)            (1,652)             (183)
Other expense                                      (165)           (16)               (71)              (20)
                                              -----------  ------------       ------------    -------------
Net loss                                        $  (662)      $ (2,027)        $     (581)      $      (217)
                                                =======       ========         ==========       ===========
Basic and diluted loss per share                $ (0.04)      $  (0.15)        $    (0.04)      $     (0.02)
                                                =======       ========         ==========       ===========
Shares used in computing basic and diluted
   per share net loss                            16,006         13,294             15,693            13,252
                                                =======       ========         ==========       ===========

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      Nine Months Ended
                                                                                   July 30,       July 31,
                                                                                     2000           1999
                                                                                ------------- ---------------


Cash flows from operating activities:
Net loss                                                                        $     (581)     $     (217)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   4,253           1,562
     Amortization of deferred compensation                                              --              86
     Loss on sale of equipment                                                          --              60
     Changes in current assets and liabilities:
         Accounts receivable                                                        (6,553)             26
         Inventory                                                                  (3,135)         (2,961)
         Investment in crops                                                         1,197              --
         Prepaid expenses and other current assets                                   1,180             163
         Accounts payable                                                            5,902            (112)
         Grower payables                                                             4,376              --
         Related party payables                                                        324              --
         Accrued compensation                                                          224              15
         Other accrued liabilities                                                  (3,873)            187
         Deferred revenue                                                           (1,532)         (2,483)
                                                                                ------------- ---------------
     Total adjustments                                                               2,363          (3,457)
                                                                                ------------- ---------------
Net cash provided by (used in) operating activities                                  1,782          (3,674)
                                                                                ------------- ---------------

Cash flows from investing activities:
Decrease in other assets and liabilities                                               477              --
Purchases of property and equipment                                                 (3,260)         (2,458)
Proceeds from sale of equipment                                                         --              15
Increase in notes receivable and advances                                           (4,107)             --
Acquisition costs related to earn-out provisions                                      (403)           (393)
Acquisition of Apio, Inc., net of cash received                                     (5,813)             --
Maturities of available-for-sale securities                                             --             989
                                                                                ------------- ---------------
Net cash provided by (used in) investing activities:                               (13,106)         (1,847)
                                                                                ------------- ---------------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                                9,149              --
Proceeds from sale of common stock                                                     329             364
Repayment of notes receivable from shareholders                                         --             291
Borrowings on lines of credit                                                       11,313              --
Repayment of long term debt                                                         (1,671)            (63)
Decrease in minority interest                                                         (121)             --
                                                                                ------------- ---------------
Net cash provided by financing activities                                           18,999             592
                                                                                ------------- ---------------

Net increase (decrease) in cash and cash equivalents                                 7,675          (4,929)
Cash and cash equivalents at beginning of period                                     3,203           9,185
                                                                                ------------- ---------------
Cash and cash equivalents at end of period                                      $   10,878    $      4,256
                                                                                ============= ===============



                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at July 30, 2000, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

         The results of operations for the nine month period ended July 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 29, 2000. For instance, due to the cyclical nature of the corn seed industry, a significant portion of revenues and profits for Intellicoat Corporation ("Intellicoat"), a wholly-owned subsidiary of Landec which distributes its products under the Fielder's Choice Direct name, will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

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

5.        ACQUISITION

          On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $16.75 million. These payments consist of a) up to $10.0 million which will be paid out over two years to one of the former owners and current CEO of Apio if Apio exceeds certain earning targets in fiscal years 2000 and 2001, b) $5.3 million non-interest bearing obligation which will be paid in equal annual installments over the next five years (recorded at $4.1 million on a discounted basis), c) up to $1.25 million if Landec's common stock is trading at an average price below $6.00 per share during the last twenty trading days of the nine month period after the closing (see update below) and d) up to $200,000, which has been recorded as a liability, upon the collection of certain notes receivable, $100,000 of which was determined on March 2, 2000 will not be paid. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments. These allocations are based on independent valuations and other studies.

         The amount to be paid under clause (c) above was modified by agreement in September 2000, such that the twenty tracking day period for which the average price is calculated will be extended to June 2001 and the average price may be adjusted from $6.00 to an amount to be determined based on certain future events, with the maximum future payment not to exceed $1.25 million.

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

          The results of operations and cash flows for the nine months ended July 30, 2000 include the results of Apio from November 29, 1999 through July 30, 2000.

          The following pro forma summary of consolidated revenues, net income/(loss) and net income/(loss) per share for the nine months ended July 30, 2000 and July 31, 1999 assumes the acquisition occurred on November 1, 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of Landec's financial results if the acquisition had taken place at the beginning of fiscal year 1999 or of future results (in thousands, except per share amounts).




                                                                     NINE MONTHS ENDED
                                                          -------------------------------------
                                                               July 30,              July 31,
                                                                2000                  1999
                                                          -------------------------------------


                  Revenue                                 $      171,026          $    145,140
                  Net loss                                $         (676)         $     (1,389)
                  Net loss per share                      $        (0.04)         $      (0.09)






6.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):



                                                                               July 30,        October 31,
                                                                                 2000            1999
                                                                           ----------------  ---------------


                                     Raw material..........................   $    8,421        $   1,015
                                     Finished goods........................        6,240            6,169
                                     Work in process.......................          588              457
                                                                           ----------------- ---------------
                                                                              $   15,249        $   7,641
                                                                           ================= ===============


7.       INVESTMENT IN FARMING ACTIVITIES

         Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. For the nine months ended July 30, 2000 net losses of approximately $1.2 million were recognized and included in the cost of product sales in the consolidated statements of operations.

9.       NOTES RECEIVABLE

         Notes receivable and advances at July 30, 2000 consisted of the following (in thousands):



         Various notes receivable from growers, with principal and interest ranging from the prime rate plus .5% to the prime rate plus 3%, payments to be withheld from proceeds derived from crop sales, due
              through December 2000, secured by crops                                                    $ 8,749

         Unsecured  grower note  receivable  with  interest at prime rate (9.5% at July 30, 2000)
              plus 2%                                                                                        499

         Various  notes  receivable  from  growers  bearing no interest on cartons in  inventory.            320
              Payments to be withheld based on cartons used, due through  December 2000,  secured by residual inventories
         Note  receivable  due from grower in annual  installments  of $60,714  plus  interest at
              prime rate plus 1.0% with final payment due November 1, 2004, secured by crops                 304
         Unsecured  note  receivable  due  from a  related  party  with  interest  at  7.5%,  due
              July 31, 2001                                                                                  148
         Note  receivable due from a related party with interest at prime plus 1.0%,  payments to
              be withheld from proceeds derived from crop sales, secured by crops                             38
         Other                                                                                               599
                                                                                                         -------
                                                                                                          10,657
         Less allowance for doubtful notes                                                                (1,081)
                                                                                                         -------
                                                                                                           9,576
         Less current portion of notes receivable                                                         (9,410)
                                                                                                         -------
         Non-current portion of notes receivable                                                         $   166
                                                                                                         =======


         Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At July 30, 2000, Landec had outstanding commitments to fund up to an additional $79,000 to growers under these existing note receivable agreements.

10.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                                                July 30,      October 31,
                                                                                  2000            1999
                                                                              -------------   --------------


                    Land and buildings........................................$   12,264      $    3,945
                    Leasehold improvements....................................     1,570           1,372
                    Computer, machinery, equipment and autos..................    16,621           8,155
                    Furniture and fixtures....................................     1,897             592
                    Construction in process...................................     1,392           1,173
                                                                              ------------    -------------
                                                                                  33,744          15,237
                    Less accumulated depreciation and amortization............    (7,259)         (4,235)
                                                                              ------------    -------------
                                                                              $   26,485      $   11,002
                                                                              ============    =============


11.      INTANGIBLES

         Intangible assets consist of the following (in thousands):


                                                                                July 30,      October 31,
                                                                                 2000            1999
                                                                             -------------   --------------


                    Developed technology......................................$    5,036      $    5,036
                    Trademark.................................................    14,075           4,975
                    Customer base.............................................     4,217           2,396
                    Workforce in place........................................     2,305             910
                    Covenants not to compete..................................       277             277
                    Goodwill..................................................    18,230           2,509
                                                                              ------------    -------------
                                                                                  44,140          16,103
                    Less accumulated amortization.............................    (4,599)         (2,597)
                                                                              ------------    -------------
                                                                              $   39,541      $   13,506
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

13.      DEBT

         REVOLVING DEBT

         Apio has a revolving line of credit with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate (9.5% at July 30, 2000) plus a margin based on Apio's leverage ratio as defined in the revolving note agreement, currently plus .50%. The revolving note agreement expires on May 1, 2002. At July 30, 2000, $10.0 million was outstanding under the revolving line of credit.

         Dock Resins Corporation ("Dock Resins"), a wholly-owned subsidiary of Landec, has a revolving line of credit which allows for borrowings of up to $1.25 million. The interest rate on the revolving line of credit is principally charged at the one-month LIBOR rate plus 1.75%. The revolving line of credit expires on February 28, 2002, and contains certain restrictive covenants, which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. At July 30, 2000, $900,000 was outstanding under the revolving line of credit.

         Intellicoat has a revolving line of credit, for which the amount of potential borrowings is based on Intellicoat's inventory levels, which allows for borrowings of up to $3 million, and a capital expenditure line of credit which allows for borrowings up to $1 million. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75%, and on the capital expenditure line of credit at the five year Treasury bill rate plus 4.75%. These lines of credit contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Intellicoat to Landec. Landec has pledged substantially all of the assets of Intellicoat to secure the lines of credit. At July 30, 2000, $200,000 was outstanding under the revolving line of credit and $215,000 was outstanding under the capital expenditure line of credit.

         LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                               JULY 30, 2000      OCTOBER 31, 1999
                                                                               -------------      ----------------


         Bank term loan for Apio; due in initial quarterly payment of
             $500,000 beginning April 30, 2000 increasing to $562,500
             January 31, 2001 and to $625,000 on January 31, 2002
             through October 31, 2004 with interest payable monthly at
             7.02% plus a margin based on Apio's leverage ratio as
             defined in the loan agreement, currently plus 2.5%                $  10,750           $      --
         Contractual  obligation  to  former  owners  of Apio;  due in annual  installments of $1,060,000  beginning  January 2,
             2001 through January 2, 2005 (see Note 6)                             4,092                  --
         Bank term loan for Dock Resins;  due in monthly  installments
             of  $15,278   including   interest  at  8.19%   beginning
             February 1, 1999 through  January,  2006 with the balance
             due January 31, 2006                                                  2,604               2,678
         Note payable of Apio to a commercial finance company;  due in monthly  installments  of $13,366  including  interest at
             7.0% with final payment due December 2019                             1,702                  --
         Note payable of Apio to a bank;  due in monthly  installments of $8,008  including  interest at 9.5% with final payment
             due December 2015                                                       863                  --
         Various notes payable with interest  rates ranging from 7.54%
              to 10.82%                                                              540                  84
         Capitalized  lease  obligations  with interest  rates ranging
              from 9.15% to 12.99%                                                   320                  --
                                                                               -------------      ----------------
                                                                                  20,871               2,762
                                                                               -------------      ----------------
         Less current portion                                                     (3,511)               (125)
                                                                               -------------      ----------------
                                                                               $  17,360          $    2,637
                                                                               =============      ================


         Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):


                         FY 2000  (period July 31 through October 29, 2000)...       $      1,305
                         FY 2001..............................................              3,590
                         FY 2002..............................................              3,619
                         FY 2003..............................................              3,535
                         FY 2004..............................................              3,615
                         Thereafter...........................................              5,207
                                                                                     ------------
                                                                                     $     20,871
                                                                                     ============

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

14.      MINORITY INTEREST

         In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec at July 30, 2000. The minority interest balance at July 30, 2000 represents the limited partners' interest in Apio Cooling.

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

         APIO STOCK PLAN. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. As of July 30, 2000, options for two million shares have been granted at an exercise price of $2.10 per share.

         In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by

Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of July 30, 2000, options for 869,000 shares have been granted under the 2000 Plan at an exercise price of $2.10 per share.

16.      BUSINESS SEGMENT REPORTING

         The acquisition of Apio in December 1999 resulted in a redefinition of operating segments by management. Prior period segment information has been restated to conform to the current segment definitions. Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac-TM- breathable membrane for the fresh-cut produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through July 30, 2000. The Food Products Technology segment for the three months and nine months ended July 31, 1999 only includes the operations of the Intellipac business. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer-R- polymers through Intellicoat. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Assets classified as Corporate and Other consist primarily of assets of Dock Resins.

         Operations by Business Segment (in thousands):

                                                                   Agricultural
                                                   Food Products       Seed            Corporate and
                                                    Technology      Technology            Other          TOTAL
------------------------------------------------ --------------   --------------      -------------   ---------
Quarter ended July 30, 2000
------------------------------------------------
Net sales..................................      $     57,363      $         483       $   3,555      $  61,401
Income (loss) from continuing operations...      $      1,355      $      (2,196)      $     179      $    (662)
Identifiable assets........................      $     98,351      $      15,932       $  16,862      $ 131,145
Depreciation and amortization..............      $      1,042      $         266       $     244      $   1,552
Capital expenditures.......................      $        839      $         306       $     388      $   1,533
Interest income............................      $        227      $          18       $      20      $     265
Interest expense...........................      $        569      $          --       $      44      $     613

Quarter ended July 31, 1999
------------------------------------------------
Net sales..................................      $      1,136      $         483       $   3,911      $   5,530
Income (loss) from continuing operations...      $         47      $      (1,337)      $    (737)     $  (2,027)
Identifiable assets........................      $      2,052      $      17,327       $  21,042      $  40,421
Depreciation and amortization..............      $         54      $         178       $     298      $     530
Capital expenditures.......................      $         24      $         (46)      $     919      $     897
Interest income............................      $         --      $          32       $      37      $      69
Interest expense...........................      $         --      $          --       $      64      $      64

Nine months ended July 30, 2000
------------------------------------------------
Net sales..................................      $    128,491      $      17,138       $  10,340      $ 155,969
Income (loss) from continuing operations...      $       (485)     $        (173)      $      77      $    (581)
Identifiable assets........................      $     98,351      $      15,932       $  16,862      $ 131,145
Depreciation and amortization..............      $      2,708      $         774       $     771      $   4,253
Capital expenditures.......................      $      1,705      $         468       $   1,087      $   3,260
Interest income............................      $        533      $          81       $      67      $     681
Interest expense...........................      $      1,500      $          --       $     152      $   1,652

Nine months ended July 31, 1999
----------------------------------------------
Net sales..................................      $      3,116      $      15,201       $  11,628      $  29,945
Income (loss) from continuing operations...      $         --      $        (114)      $    (103)     $    (217)
Identifiable assets........................      $      2,052      $      17,327       $  21,042      $  40,421
Depreciation and amortization..............      $        119      $         669       $     774      $   1,562
Capital expenditures.......................      $        167      $         109       $   2,182      $   2,458
Interest income............................      $         --      $          96       $     226      $     322
Interest expense...........................      $         --      $         --        $     183      $     183

17.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2002. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at July 30, 2000 are as follows (in thousands):


                                                                                           AMOUNT
                                                                                        -----------


                                    FY2000..............................................$       265
                                    FY2001..............................................        885
                                    FY2002..............................................        425
                                    FY2003..............................................        178
                                                                                        -----------
                                                                                        $     1,753
                                                                                        ===========


         Rent expense for operating leases, including month to month arrangements was $962,000 for the nine months ended July 30, 2000.

         LAND LEASES

         Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2004. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2004. The approximate future minimum leases and sublease amounts receivable under farmland leases at July 30, 2000 are as follows (in thousands):



                                                                    Minimum         Sublease
                                                                     Lease            Rents
                                                                   Payments        Receivable          Net
                                                                -----------       -----------      ---------

         2000...................................................$     366         $    239         $     127
         2001...................................................    1,339              486               853
         2002...................................................    1,183              313               870
         2003...................................................      560              150               410
         2004...................................................      414              150               264
                                                                ---------         --------         ---------
                                                                $   3,862         $  1,338         $   2,524
                                                                =========         ========         =========



The net lease expense incurred for farmland leases for the nine month period ended July 30, 2000 was $189,000 and is included in the cost of service revenues in the accompanying statements of operations.

         EMPLOYMENT AGREEMENTS

         Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $146,000 at July 30, 2000.

RELATED PARTY TRANSACTIONS

         Apio provides harvesting, packing, cooling and distributing services for a member of management and purchases produce from that individual. Revenues, cost of product sales and the resulting payable are shown separately in the accompanying financial statements as of July 30, 2000 and for the period then ended.

         On November 1, 1998, Landec loaned an officer of Intellicoat Corporation $500,000 in cash in exchange for a promissory note. Interest accrued at 7.5% per annum. On July 31, 1999 the balance of principal and accrued interest were offset by an earn-out provision related to the acquisition of Fielder's Choice Direct by Intellicoat. The resulting principal balance and accrued interest at July 30, 2000 of $148,000, is due and payable on July 31, 2001.

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

         Landec's Agricultural Seed Technology business, operated through its wholly owned subsidiary Intellicoat Corporation ("Intellicoat"), combines Landec's proprietary seed coating technology with a unique Fielder's Choice Direct ("Fielder's Choice") system of selling called eDC-TM- - e-commerce, direct marketing and consultative sales.

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

         Landec's core polymer manufacturing products are based on its patented proprietary Intelimer-R- polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

         Based on this core technology, Landec has launched to date four product lines - QuickCast-TM- splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac-TM- breathable membranes for the fresh-cut produce packaging market in September 1995; Intelimer polymer systems for the industrial specialties market in June 1997; and Intellicoat-R- coatings for inbred corn seed in October 1999.

         Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through July 30, 2000, Landec's accumulated deficit was $46.1 million.

RESULTS OF OPERATIONS

         Total revenues were $61.4 million for the third quarter of fiscal year 2000, compared to $5.5 million for the third quarter of fiscal year 1999. Revenues from product sales and services increased to $61.3 million in the third quarter of fiscal year 2000 from $5.4 million in the third quarter of fiscal year 1999. The increase in product sales and service revenues was primarily due to $57.1 million in revenues from Apio which was acquired effective November 29, 1999. For the first nine months of fiscal year 2000 total revenues were $156.0 million compared to $29.9 million during the same period in 1999. Revenue from product sales and services for the first nine months of fiscal year 2000 increased to $155.6 million from $28.7 million during the same period of 1999 due to $127.0 million in Apio revenues from the November 29, 1999 effective close date through July 30, 2000 and from increased product sales from Intellicoat. Intellicoat product sales increased to $17.1 million in the first nine months of fiscal year 2000 from $15.2 million during the same period of fiscal year 1999 due to an increase in the volume of hybrid corn seed sold. Revenues from research and development funding decreased to $116,000 for third quarter of fiscal year 2000 from $121,000 for the third quarter of fiscal year 1999 and decreased for the first nine months of fiscal year 2000 to $391,000 from $482,000 during the same period of fiscal year 1999. The decrease in research and development revenues was primarily due to the expiration of the research and development agreement with Alcon Laboratories, Inc. ("Alcon") related to the PORT-TM- ophthalmic devices, partially offset by new research and development contracts with ConvaTec, a division of Bristol Myers Squibb, in the area of medical adhesives, and UCB Chemicals Corporation in the area of industrial applications. There were no revenues from licensing fees for the first nine months of fiscal year 2000 compared to $750,000 during the same period in fiscal year 1999, which was due to a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter.

         Cost of revenue consists of material, labor and overhead. Cost of revenue was $52.9 million for the third quarter of fiscal year 2000 compared to $3.6 million for the third quarter of fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 36% in the third quarter of fiscal year 1999 to 14% in the third quarter of fiscal year 2000. Cost of product sales and services for the first nine months of fiscal year 2000 was $130.8 million compared to $17.7 million during the same period in fiscal year 1999, and gross profit from product sales and services as a percentage of revenue from that source decreased from 38% to 16% during the same period of fiscal year 1999. The decreases in gross profit percentages were primarily the result of Apio's mix of products having a lower profit margin than Landec's other businesses coupled with disappointing results in Apio's stone fruit business during the third quarter 2000, and Apio's higher costs associated with sourcing crops during the winter months. In addition, during the three and nine month periods ended July 30, 2000, Landec incurred startup costs associated with Apio's new value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. Overall gross profit increased from $1.9 million and $12.3 million for the three and nine month periods ended July 31, 1999, respectively, to $8.5 million and $25.1 million for the same periods of fiscal year 2000, an increase of 105% for the first nine months of fiscal year 2000 compared to the same period in fiscal year 1999. This increase is primarily due to gross profit from Apio of $13.4 million partially offset by no license fee gross profits in fiscal year 2000 compared to $750,000 for the same period of fiscal year 1999.

         Research and development expenses were $1.2 million for the third quarter of fiscal year 2000 compared to $1.4 million for the third quarter of fiscal year 1999, a decrease of 18%. For the first nine months of fiscal year 2000 research and development expenses were $3.3 million compared to $4.4 million during the same period in fiscal year 1999, a decrease of 24%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The decreases in research and development expenses during the three and nine month periods ended July 30, 2000 compared to the same periods of fiscal year 1999 were primarily due to substantially reduced PORT research and development activities and the shift in Intellicoat seed coating to less research and development and greater production efforts.

         Selling, general and administrative expenses were $7.5 million for the third quarter of fiscal year 2000 compared to $2.5 million for the third quarter of fiscal year 1999, an increase of 196%. For the first nine months of fiscal year 2000 selling, general and administrative expenses were $21.4 million compared to $8.2 million during the same period in fiscal year 1999, an increase of 159%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased during the three and nine month periods ended July 30, 2000 as compared to the same periods of fiscal year 1999 primarily as a result of expenses from Apio of $4.2 million and $10.7 million, respectively, and increased sales and marketing expenses associated with marketing efforts at Intellicoat. Specifically, sales and marketing expenses increased to $3.2 million for the third quarter of fiscal year 2000 from $1.3 million for the third quarter of fiscal year 1999. For the first nine months of fiscal year 2000 sales and marketing expenses increased to $9.7 million from $4.5 million during the same period of fiscal year 1999. Landec expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         Interest income for the three and nine month periods ended July 30, 2000 was $265,000 and $681,000, respectively, compared to $69,000 and $322,000 for the same periods of fiscal year 1999. These increases in interest income were due principally to interest earned on Apio's notes receivable. Interest expense for the three and nine months periods ended July 30, 2000 was $613,000 and $1.7 million, respectively, compared to $64,000 and $183,000 for the same periods of fiscal year 1999. These increases are primarily due to the increase in debt from the acquisition of Apio.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 30, 2000, Landec had cash and cash equivalents of $10.9 million, a net increase of $7.7 million from $3.2 million as of October 31, 1999. This increase was primarily due to: a) borrowing under Landec's lines of credit of $11.3 million; b) cash acquired in the acquisition of Apio of $3.3 million, c) cash from operations of $1.8 million; partially offset by d) the purchase of $3.3 million of property, plant and equipment; e) advances to growers of $4.1 million; and f) payment on long term debt of $1.7 million.

         During the first nine months of fiscal year 2000, Landec purchased equipment to support the development of Intellipac and Intellicoat products, incurred building improvement and equipment upgrade expenditures at Dock Resins and Apio to expand capacity, and began construction of a new seed coating facility for Intellicoat in Indiana. These expenditures represented the majority of the $3.3 million of property and equipment purchased during the first nine months of fiscal year 2000.

         In June, 2000 Landec established new bank lines of credit for working capital needs and equipment to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. Landec believes that this new facility, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the company's businesses. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

         Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of July 30, 2000 totaled $46.1 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

At July 30, 2000, Landec's total debt, including current maturities and capital lease obligations, was approximately $32.2 million and the total debt to equity ratio was approximately 58%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

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

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH MAY CAUSE OUR STOCK
 PRICE TO DECLINE

         In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Intellicoat, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results, such as the lower than expected volumes and poor yields experienced in the stone fruit business during the third quarter of fiscal year 2000. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

WE MAY EXPERIENCE DIFFICULTIES IN INTEGRATING APIO AND OTHER NEW BUSINESS
 ACQUISITIONS

         Landec's acquisition of Apio involves the integration of Apio's operations into Landec. The integration will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the acquisition. No assurance can be given that difficulties encountered in integrating the operations of Apio into Landec will be overcome or that the benefits expected from integration will be realized. The difficulties in combining Apio and Landec's operations are exacerbated by the necessity of coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined companies' business.

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


                                      -22

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

OUR INTERNATIONAL OPERATIONS AND SALES MAY EXPOSE OUR BUSINESS TO ADDITIONAL
 RISKS

         For the first nine months of fiscal year 2000, approximately 13% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR
 BUSINESS

         During the nine months ended July 30, 2000, sales to Landec's top five customers accounted for approximately 39% of Landec's revenues with the top customer accounting for 16% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Intellicoat have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended July 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LANDEC CORPORATION

                                   By:   /s/ GREGORY S. SKINNER
                                      ----------------------------
                                            Gregory S. Skinner
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Duly Authorized and Principal
                                      Financial and Accounting Officer)


Date:    September 13, 2000

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT                                                                                    SEQUENTIALLY NUMBERED
NUMBER                                                 EXHIBIT                                      PAGE
-------                                               ---------                            ---------------------


27.1                         Financial Data Schedule                                                 29

