Form 10-K
period 2000-10-29
LANDEC CORP \CA\
filed 2001-01-26
CIK 1005286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 29, 2000, OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $46,050,000 as of January 5, 2001, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 5, 2001, there were 16,149,086 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to its 2001 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                               LANDEC CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   ITEM NO.                                                                                          PAGE
   -------                                                                                           ----
    Part I

      1.         Business..........................................................................     3

      2.         Properties........................................................................    16

      3.         Legal Proceedings.................................................................    16

      4.         Submission of Matters to a Vote of Security Holders...............................    16

    Part II

      5.         Market for Registrant's Common Equity and Related Stockholder Matters.............    17

      6.         Selected Consolidated Financial Data..............................................    18

      7.         Management's Discussion and Analysis of Financial Condition and Results of
                 Operations........................................................................    20

      7A.        Quantitative and Qualitative Disclosures about Market Risk........................    30

      8.         Financial Statements and Supplementary Data.......................................    30

      9.         Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure........................................................................    30

   Part III

      10.        Directors and Executive Officers of the Registrant................................    31

      11.        Executive Compensation............................................................    31

      12.        Security Ownership of Certain Beneficial Owners and Management....................    31

      13.        Certain Relationships and Related Transactions....................................    31

    Part IV

      14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................    32

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

         The Company's Agricultural Seed Technology business, operated through its wholly owned subsidiary Landec Ag, Inc. ( "Landec Ag", formerly Intellicoat Corporation), combines Landec's proprietary Intellicoat-Registered Trademark-seed coating technology with its unique eDC-TM- -- e-commerce, Direct marketing and Consultative selling -- capabilities which it obtained with its acquisition of Fielder's Choice Direct, a direct marketer of hybrid seed corn, in September 1997.

         In addition to its two core businesses, the Company also operates a Technology Licensing/Research and Development business which licenses products outside of Landec's core businesses to industry leaders such as Alcon Laboratories, Inc. ("Alcon") and Hitachi Chemical. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb and UCB Chemicals, a subsidiary of UCB S.A. of Belgium. For segment disclosure purposes, the Technology Licensing/Research and Development business is included in Corporate and Other (see Note 13 to the Consolidated Financial Statements).

         To support the polymer manufacturing needs of the core businesses, Landec has developed and acquired lab scale and pilot plant capabilities in Menlo Park, California and scale-up and commercial manufacturing capabilities at its Dock Resins Corporation subsidiary ("Dock Resins") in Linden, New Jersey. In April 1997, Landec acquired Dock Resins, a manufacturer and marketer of specialty acrylic and other polymers. In addition, Dock Resins sells industrial specialty products under the Doresco-Registered Trademark- trademark that are used by more than 300 customers throughout the United States in the coatings, printing inks, laminating and adhesives markets. For segment disclosure purposes, Dock Resins is included in Corporate and Other (see Note 13 to the Consolidated Financial Statements).

         The Company's core polymer products are based on its patented proprietary Intelimer-Registered Trademark- polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

         The principal products and services offered by the Company in its two core businesses -- Food Products Technology and Agricultural Seed Technology -- and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 1998 through 2000 is summarized in Note 13 to the Consolidated Financial Statements.

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

         Landec's Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1 DEG. C to 2 DEG. C. These changes can be designed to occur at relatively low temperatures (0 DEG. C to 100 DEG. C) that are relatively easy to maintain in industrial and commercial environments. FIGURE 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.

                             [TEMPERATURE GRAPHIC]

         Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the use of chemically precise hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0 DEG. C to 100 DEG. C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in FIGURE 2 below.

                         [CRYSTALLINE AMORPHOUS GRAPHIC]


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

         Landec's Intelimer materials are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as soybean and corn oils, that are highly purifiable and designed to be manufactured economically through known synthesis processes. These side-chain raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthesis process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.

DESCRIPTION OF CORE BUSINESS

         The Company participates in two core segments -- Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct on going research and development through its Technology Licensing/Research & Development Business.


                               [LANDEC FLOWCHART]

         FOOD PRODUCTS TECHNOLOGY BUSINESS

         Landec began marketing in late 1995 its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, the fastest growing segment in the food market. Landec's unique technology enabled Landec's customers to enter into and develop new businesses in this fresh-cut produce market (also known as the "value-added" market). In December 1999, Landec acquired Apio, Landec's largest customer in the Food Products Technology business and who the Company believes is the nation's leading marketer and packer of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to all 10 of the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. Landec's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business places Landec in the unique position of providing the fresh-cut and whole produce market with both technology and access to larger and broader markets.

         INTELLIPAC-Registered Trademark- BREATHABLE MEMBRANES

         Certain types of fresh-cut produce can spoil or discolor rapidly when packaged in conventional packaging materials and are therefore limited in their ability to be distributed broadly to markets. The Company's Intellipac breathable membranes extend the shelf life and quality of fresh-cut produce.

         Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels. According to the International Fresh Cut Produce Association ("IFPA"), in 1999, the total U.S. fresh produce market exceeded $100 billion. Of this, U.S. retail sales of fresh-cut produce grew to an estimated $10 billion. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, labor savings and uniform quality relative to produce prepared at the point of sale. The IFPA estimates that by 2005, U.S. retail sales of fresh-cut produce could more than double.

         Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due primarily to limitations in film materials used to package the fresh-cut produce. After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and promote the growth of contaminants and microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged. Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruits, has low respiration requirements.

         The respiration rate of fresh-cut produce varies from vegetable-to-vegetable and from fruit-to-fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive fresh-cut vegetable and fruit markets. The Company believes that today's conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, bananas, berries and stone fruit (e.g. peaches, apricots, nectarines) will require a more versatile and sophisticated packaging solution for which the Company's Intellipac breathable membranes were developed.

          The respiration rate of fresh-cut produce also varies with temperature. As temperature increases, fresh-cut produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As fresh-cut produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut produce -- a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intellipac technology is well suited to the challenges of the fresh-cut distribution process.

         Using its Intelimer technology, Landec has developed Intellipac breathable membranes that it believes address many of the shortcomings of conventional materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag. This highly permeable "window" acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

    - HIGH PERMEABILITY. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut produce.

    - ABILITY TO ADJUST OXYGEN AND CARBON DIOXIDE PERMEABILITY. Conventional packaging films diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intellipac packages can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of produce.

    - TEMPERATURE RESPONSIVENESS. Landec has developed breathable membranes that can be designed to increase or decrease in permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline. The temperature responsiveness of these membranes allows ice to be removed from the distribution system which results in numerous benefits. These benefits include (1) a substantial decrease in freight cost, (2) reduced risk of contaminated produce because ice is a carrier of micro organisms, (3) the elimination of expensive waxed cartons that cannot be recycled, and (4) the potential decrease in work related accidents due to melted ice.

         Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce. This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities. The Company believes that in the future its Intellipac breathable membranes will be useful for packaging a diverse variety of fresh-cut produce products. Potential opportunities for using Landec's technology outside of the fresh-cut produce market exist in cut flowers and in other food products.

         Landec is working with leaders in the fresh-cut foodservice, club store and retail grocery markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

         Landec manufactures its Intellipac breathable membrane packaging both internally and through selected qualified contract manufacturers and markets and sells Intellipac breathable membranes packaging directly to food distributors.

         APIO, INC.

         In December 1999, Landec completed the acquisition of Apio and certain related entities. Landec paid $21.0 million in cash and Landec Common Stock, before expenses, at close and $1.1 million in January 2001 with another $4.1 million due to be paid in March 2001. An additional $11.4 million in future payments over the next four years may be paid, $5.9 million of which is based on Apio achieving certain performance milestones in fiscal year 2001. Apio had revenues of approximately $179 million in the eleven-month period ended October 29, 2000.

         Based in Guadalupe, California, Apio consists of two major businesses -- traditional whole produce harvesting, packing and marketing and specialty packaged fresh-cut value-added processed products that are pre-cut, washed and packaged in Landec's Intellipac packaging. The traditional produce service business includes harvesting, packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys and in Arizona and Mexico. Apio currently has approximately 16,000 acres under contract, including access to approximately 20 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last 5 years, sources a variety of fresh-cut vegetables to the top retail grocery chains representing over 6,900 retail stores and to over 600 club stores. During the eleven month period ended October 29, 2000, Apio shipped more than 23 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

         In September 2000, due to disappointing financial results, management of Landec decided to discontinue processing fruit at its Reedley facility. The Company has put the facility and the packing and cold storage assets up for sale. The Company will continue to provide field support and sales and marketing services to current contracted growers through Apio's existing staff and will outsource all remaining services to third parties. As a result of the shutdown of the Reedley facility, the Company recorded a $525,000 charge during the fourth quarter of fiscal year 2000, primarily for severance and payroll related costs. The sale is expected to result in a gain. The current net book value of the assets is $3.0 million. The Company anticipates closing a sale during the second fiscal quarter of 2001.

         There are five major distinguishing characteristics of Apio that provide it a competitive advantage in the Food Products Technology market:

     - Apio has structured its business as a full service provider of vegetables, fruits, and fresh-cut value-added produce. It is focused on developing its Eat Smart-TM- brand name for all of its fresh-cut value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

     - Apio is unique in that it takes on less farming risk than its competitors. Apio reduces its farming risk by not taking ownership of farmland, and instead, will contract with growers for produce and charge for services that include packing, cooling, shipping and marketing. Generally, Apio does not take title to the produce but receives a margin for services rendered. The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut value-added processing business.

     - Apio strategically invested in the rapidly growing fresh-cut value-added business. Apio's new 35,000 square foot value-added plant packed more than 59 million pounds in the past twelve months. Apio has one of the very few temperature controlled value-added processing plants in the U.S. Ninety percent of Apio's value-added products utilize Landec's proprietary Intellipac membrane technology.

     - Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

     - Apio, through the use of Landec's Intellipac membrane technology, is in the early stages of changing selective categories of the whole produce business. Its introduction of iceless broccoli crowns in October 2000 is the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intellipac technology.

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         Landec formed its Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995. Landec Ag's strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat-Registered Trademark- seed coating technology and its eDC -- e-commerce, direct marketing and consultative selling -- capabilities.

         INTELLICOAT SEED COATINGS

         Landec has developed and, through Landec Ag, is conducting field trials of its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend the crop planting windows. These coatings are initially being applied to corn, soybean, and canola seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 1999 in North America for corn, soybean, and canola seed exceeded 77.6 million, 77.2 million, and 1.1 million, respectively.

         Currently, farmers must predict the proper time to plant seeds. If the seeds are planted too early, they may rot or suffer chilling injury due to the absorption of water at cold soil temperatures. If they are planted too late, the growing season may end prior to the crop reaching full maturity. In either case, the resulting crop yields are sub-optimal. Moreover, the planting window can be fairly brief, requiring the farmer to focus almost exclusively on planting during this time. Seeds also germinate at different times due to variations in absorption of water, thus providing for variations in the growth rate of the crops.

         The Company's Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating's pre-set temperature switch. Intellicoat seed coatings are designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature, the polymer's permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coatings provide the following advantages: more flexible timing for planting, avoidance of chilling injury, more uniform germination and crop growth, and protection against harmful fungi. As a result, the Company believes that Intellicoat seed coatings offer the potential for significant improvements in crop yields.

         In fiscal year 2000, the Company successfully launched its first commercial product, Pollinator Plus-TM- coatings for inbred corn seed products. As a result of the success realized in fiscal year 2000, the Company will be expanding its sales of inbred corn seed coating products in fiscal year 2001 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres of farmland in ten states. In addition, based on the successful field trial results during 2000 for its Relay Crop-TM-System for wheat and coated soybeans and its Early Plant-TM- hybrid coated corn, the Company will be expanding its sales of each product. The Company's Relay Crop System will allow farmers to plant and harvest two crops during the year on the same acre of land, providing significant financial benefit for the farmer. Early Plant hybrid corn will allow the farmer to plant 2 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal Early Plant hybrid corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Future crops under consideration include cotton, canola, sugar beets and other vegetables.

         FIELDER'S CHOICE DIRECT (THE EDC COMPANY)

         In September 1997, Landec Ag completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock for Fielder's Choice. Terms of the agreement include a cash earn-out of $2.4 million based on future sales of Fielder's Choice Direct-Registered Trademark- hybrid seed corn. As of October 29, 2000, $1.2 million of the earn-out had been earned and paid. Fielder's Choice had sales of approximately $13.3 million and $15.2 million in the twelve months ended October 31, 1998 and 1999, respectively, and $17.2 million for the twelve months ended October 29, 2000.

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

         In order to support its direct marketing programs, Fielder's Choice has developed proprietary e-commerce direct marketing, and consultative selling information technology, called "eDC", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 80,000 farmers. In August 1999, the Company launched the seed industry's first comprehensive e-commerce website. This new website furthers the Company's ability to provide a high level of consultation to Fielder's Choice customers, backed by a six day a week call center capability that enables the Company to use the internet as a natural extension of its direct marketing strategy.

         The acquisition of Fielder's Choice was strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of a direct channel of distribution, telephonic and electronic commerce capabilities will enable Intellicoat to more quickly achieve meaningful market penetration.

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

         INDUSTRIAL MATERIALS AND ADHESIVES

         Landec's industrial products development strategy is to focus on catalysts, resins, and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.

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

         Thermoset catalyst systems can eliminate the need for costly on-site mixing equipment and because thermosets can be pre-mixed by the manufacturer, will minimize sub-optimal product performance due to incorrect component mixing ratios. Furthermore, since the thermosets will not cure until exposed to elevated temperatures, pot life should be extended, resulting in significantly reduced waste and labor expense. The Company believes that the ability to control reaction time also provides advantages over existing thermoset systems and can enhance the throughput of targeted manufacturing customers. Landec received the R&D 100 Award from R&D Magazine for its Intelimer Polymer Systems product line in 1997 in recognition of the unique capabilities of this technology. Certain Intelimer Polymer Systems products are currently being sold in the U.S. and Europe while others are in developmental stages.

         DOCK RESINS. In April 1997, Landec completed the acquisition of Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Landec paid approximately $13.7 million in cash, a promissory note and direct acquisition costs and $2.1 million in Landec Common Stock to acquire Dock Resins. The acquisition of Dock Resins provided the Company with immediate access to large-scale polymer manufacturing as well as a built-in customer base and national distribution network.

         Dock Resins also sells products under the Doresco trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets such as graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers. Dock Resins had sales of approximately $15.4 million and $14.0 million in the twelve months ended October 31, 1998 and 1999, respectively and $12.4 for the twelve months ended October 29, 2000.

         HITACHI CHEMICAL. The Company entered into two separate collaborations with Hitachi Chemical ("Hitachi") in the areas of industrial adhesives and Intelimer Polymer Systems. On October 1, 1994, the Company entered into a non-exclusive license agreement with Hitachi in the industrial adhesives area. The agreement provides Hitachi with a non-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Hitachi of the licensed products. This agreement on industrial adhesives has terminated. Any fees paid to the Company are non-refundable.

         On August 10, 1995, the Company entered into the second collaboration with Hitachi in the Intelimer Polymer Systems area. The agreement provided Hitachi with an exclusive license to use and sell Landec's Intelimer Polymer Systems in industrial latent curing products in certain Asian countries. Landec is entitled to be the exclusive supplier of Intelimer Polymer Systems to Hitachi for at least seven years after commercialization which began in February 2000. Landec received an up-front license payment upon signing this agreement and research and development funding over three years and is entitled to receive future royalties based on net sales by Hitachi of the licensed products. Any fees paid to the Company are non-refundable. This agreement has been converted to a non-exclusive agreement except for one application field.

         NITTA CORPORATION. On March 14, 1995, the Company entered into a license agreement with Nitta Corporation ("Nitta") in the industrial adhesives area. The agreement provides Nitta with a co-exclusive license to manufacture and sell products using Landec's Intelimer materials in certain Asian countries. Landec received up-front license fees upon signing the agreement and is entitled to future royalties based on net sales by Nitta of the licensed products. Any fees paid to the Company are non-refundable. This agreement is terminable at Nitta's option. Nitta and the Company entered into an additional exclusive license arrangement in February 1996 covering Landec's medical adhesives technology for use in Asia. The Company received up-front license fees upon execution of the agreement and research and development payments and is entitled to receive future royalties under this agreement. Any fees paid to the Company are non-refundable. Nitta and the Company also entered into another worldwide exclusive agreement on January 1, 1998 in the area of industrial adhesives specific to one field of electronic polishing adhesives. The Company received research and development payments as a part of this agreement. As of January 1999, the Company had no future obligations under any of the aforementioned agreements with Nitta.

         UCB CHEMICALS CORPORATION. On April 10, 2000, the Company entered into a one-year research and development agreement with UCB Chemicals Corporation ("UCB"), an operating entity of UCB S.A., a major pharmaceutical and chemical company located in Belgium. UCB's chemical business is a major supplier of radiation curing and powder coating resins. Under this agreement, the Company will explore polymer systems for evaluation in several industrial product applications. The program is exploratory in nature and, if successful, could lead to a supply agreement for additive materials for UCB products.

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

         The PORT product is currently in final stages of human clinical trials. Landec and its partner, Alcon, a wholly-owned subsidiary of Nestle S.A., believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

         In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment of $500,000, a $750,000 milestone payment in November 1998, research and development funding and will receive ongoing royalties of 11.5% on product sales of each PORT device over an approximately 15-year period. Any fees paid to the Company are non-refundable. In September 1999, Alcon submitted a 510K application to the FDA seeking approval to commercially sell the PORT device. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch. Landec also provides the Intelimer polymer to Alcon which is used in the PORT device.

         CONVATEC. On October 11, 1999, the Company entered into a joint development agreement with ConvaTec, a division of Bristol-Myers Squibb, under which Landec will develop adhesive film products for selected ConvaTec medical products. Landec is receiving support funding for this program. Upon completion of this agreement, the companies have the option to consider a license and supply agreement where Landec would supply materials to ConvaTec for use in specific medical devices.

         AGRICULTURAL APPLICATIONS

         CELPRIL. On September 12, 2000, the Company entered into a joint development agreement with CelPril, a subsidiary of Aventis CropScience, under which Landec will develop seed coatings for fall and spring planted canola and assist CelPril in conducting field trials. Landec is receiving support funding for this program. Upon completion of this agreement, the companies have the option to consider additional support funding and a license and supply agreement where Landec would supply materials to CelPril for use in specific canola seed coating applications.

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

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         In preparation for the launch of Early Plant-TM- hybrid corn seed and Relay Crop-TM- wheat/soybean products, Landec Ag has identified a small internal sales force to target a very focused group of seed customers. For future coated seed products that are sold directly to farmers, the Company will utilize over 50 direct seed sales consultants and associates located in Monticello, Indiana. These consultants and associates also support Fielder's Choice in its direct marketing of corn seed. Customer contacts are made based on direct responses and inquiries from customers.

         OTHER

         Dock Resins sales are carried out through a small direct sales group and network of existing manufacturers' representatives and distributed through public warehouses. Sales are supported by internal sales and technical service resources at Dock Resins. Intelimer Polymer Systems sales are made through Dock Resins in the U.S. and in Europe through Akzo Nobel, an international distributor.

MANUFACTURING AND PROCESSING

         Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.


         POLYMER MANUFACTURING - DOCK RESINS CORPORATION

         Dock Resins has manufacturing facilities that are flexible and adaptable to a wide range of processes. Its capabilities include various polymerization processes, grafting, dispersing, blending, pilot plant scale-ups and general synthesis. The Company has increased the capacity of these facilities in 1998 and 1999 in order to offer new products to new and existing customers and to supply polymer products to Landec's other businesses. Dock Resins' policy is to be a leader in safety, health and environmental protection. In 1998 and 1999, in order to offer new products to new and existing customers and to supply polymer products to Landec's other businesses. Dock Resins passed a voluntary comprehensive health and safety evaluation by the United States Occupational Safety and Health Administration (OSHA). As a result, OSHA awarded recognition to Dock Resins as a Merit Site in 1998 and a Star Site in 1999 in OSHA's Voluntary Protection Program.

         FOOD PRODUCTS TECHNOLOGY BUSINESS

         The manufacturing process for the Company's Intellipac breathable membrane products is comprised of polymer manufacturing, membrane manufacturing and label conversion. Dock Resins manufactures virtually all of the polymers for the Intellipac breathable membranes. Select outside contractors currently manufacture the breathable membranes and Landec has recently transitioned most of the label conversion manufacturing to its Menlo Park facility to meet the increasing product demand and provide additional developmental capabilities.

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

         AGRICULTURAL SEED TECHNOLOGY BUSINESS

         During fiscal year 2000, the Company completed construction of a pilot manufacturing facility in Indiana to support the commercialization of its Relay Crop System for wheat/coated soybean products and for Early Plant hybrid corn. The new facility will utilize a new continuous coating process that has increased seed coating capabilities by tenfold compared to the previous system using batch coaters. Fielder's Choice purchases its hybrid seed corn from an established producer under an exclusive purchase agreement.

         GENERAL

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

         Landec has historically relied on the guidance of Good Manufacturing Practices ("GMP") in developing standardized research and manufacturing processes and procedures. Having entered into licensing agreements for the PORT device, the Company is no longer required to adhere to GMPs. The Company desires to maintain an externally audited quality system and has achieved ISO 9001 registration for the Menlo Park research and development site in fiscal year 1999 and for both the Menlo Park research and development and manufacturing sites in fiscal year 2000. Such registration is required in order for the Company to sell product to certain potential customers, primarily in Europe.

RESEARCH AND DEVELOPMENT

         Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development in fiscal year 2000 were $4.7 million, compared with $5.8 million in fiscal year 1999 and $5.7 million in fiscal year 1998. In fiscal year 2000, research and development expenditures funded by corporate partners were $539,000 compared with $770,000 in fiscal year 1999 and $1.4 million in fiscal year 1998. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of October 29, 2000, Landec had 27 employees, including 7 with Ph.D.'s, engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted sixteen U.S. patents with expiration dates ranging from 2006 to 2018 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

GOVERNMENT REGULATIONS

         The Company's products and operations are subject to regulation in the United States and foreign countries.

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

EMPLOYEES

         As of October 29, 2000, Landec had 460 full-time employees, of whom 233 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 227 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

ITEM 2.  PROPERTIES

         The Company has offices in Menlo Park, Guadalupe and Reedley, California, Linden, New Jersey and Monticello, Indiana. During fiscal year 2000, Landec constructed a 4,000 square foot facility in West Lebanon, Indiana to support the seed coating efforts of the Intellicoat seed coating business. The Reedley facility is currently for sale with an offer pending.

These properties are described below:

                                                                                            Acres
                           Business                                                          of           Lease
  Location                  Segment       Ownership                Facilities               Land        Expiration
--------------             --------       ---------      --------------------------------   -----      ------------
Menlo Park, CA                All            Leased      21,000 square feet of office and     --        12/31/01(1)
                                                         laboratory space

Menlo Park, CA                All          Subleased     11,000 square feet of warehouse      --         7/31/02(1)
                                                         and manufacturing space

Linden, NJ                 Industrial        Owned       22,000 square feet of office,        2.1          --
                              High                       laboratory, production,
                          Performance                    warehouse, and ancillary space
                           Materials

Monticello, IN            Agricultural       Owned       19,400 square feet of office         0.5          --
                              Seed                       space
                           Technology

West Lebanon, IN          Agricultural       Owned       4,000 square feet of warehouse       --           --
                              Seed                       and manufacturing space
                           Technology

Guadalupe, CA            Food Products       Owned       94,000 square feet of office        11.6          --
                           Technology                    space, manufacturing and cold
                                                         storage

Reedley, CA(2)           Food Products       Owned       152,600 square feet of office       19.3          --
                           Technology                    space, manufacturing and cold
                                                         storage

(1)      Lease contains one two-year renewal option.
(2)      Currently for sale.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 29, 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

FISCAL YEAR 2000
----------------
                                                                                   HIGH         LOW
                                                                                   ----         ---
         4th Quarter ending October 29, 2000.......................................$6.63        $4.13

         3rd Quarter ending July 30, 2000..........................................$6.75        $4.00

         2nd Quarter ending April 30, 2000.........................................$7.50        $5.06

         1st Quarter ending January 30, 2000.......................................$8.81        $4.56

FISCAL YEAR 1999
----------------
                                                                                   HIGH         LOW
                                                                                   ----         ---
         4th Quarter ending October 31, 1999.......................................$8.41        $2.63

         3rd Quarter ending July 31, 1999..........................................$4.06        $3.00

         2nd Quarter ending April 30, 1999.........................................$5.13        $3.38

         1st Quarter ending January 31, 1999.......................................$6.00        $4.00

         There were approximately 164 holders of record of 16,149,086 shares of outstanding Common Stock as of January 5, 2001. Since holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

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

         Pursuant to a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") dated November 19, 1999, by and among the Company and Frederick Frank, the Company completed a financing that raised approximately $10.0 million through a private placement of its Series A-1 Preferred Stock and Series A-2 Preferred Stock (the "Preferred Stock"). Pursuant to the Purchase Agreement, the Company issued 166,667 shares of Preferred Stock of the Company at $60.00 per share (representing 1,666,670 shares of Common Stock on a converted basis). Frederick Frank was elected as a director of the Company in December 1999.

         In connection with the Company's acquisition of Apio, Inc. on December 2, 1999, the prior owners of Apio received 2.5 million shares of Common Stock. As compensation for services rendered by Lehman Brothers Inc. in connection with the closing of the Apio acquisition, the Company issued 62,500 shares of Common Stock to Lehman Brothers, Inc. at $6.00 per share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

                                                          YEAR ENDED
                                                          OCTOBER 29,               YEAR ENDED OCTOBER 31,
                                                          -----------    --------------------------------------------
STATEMENT OF OPERATIONS DATA:                                2000           1999         1998        1997         1996
                                                                     (in thousands, except per share data)
Revenues:
   Product sales.........................................    $ 135,412    $ 33,927    $ 31,664    $  8,653    $   371
   Services revenue ......................................      71,280          --          --          --         --
   Services revenue, related party .......................       1,898          --          --          --         --
   Research, development and royalty revenues ............         586         770       1,352         863      1,096
   License fees ..........................................         374         750         500          --        600
                                                             ---------    --------    --------    --------    -------
      Total revenues .....................................     209,550      35,447      33,516       9,516      2,067

Cost of revenue:
   Cost of product sales .................................     113,113      21,476      20,308       6,215        422
   Cost of services revenue ..............................      63,075          --          --          --         --
                                                             ---------    --------    --------    --------    -------
Total cost of revenue ....................................     176,188      21,476      20,308       6,215        422

Gross profit .............................................      33,362      13,971      13,208       3,301      1,645

Operating costs and expenses:
   Research and development ..............................       4,696       5,758       5,713       4,608      3,588
   Selling, general and administrative ...................      28,879      11,192      10,835       4,664      2,367
   Exit of fruit processing business .....................         525          --          --          --         --
   Purchased in-process research and development .........          --          --          --       3,022         --
                                                             ---------    --------    --------    --------    -------
      Total operating costs and expenses .................      34,100      16,950      16,548      12,294      5,955
                                                             ---------    --------    --------    --------    -------

Operating loss ...........................................        (738)     (2,979)     (3,340)     (8,993)    (4,310)

Interest income ..........................................         877         363         737       1,726      1,546
Interest expense .........................................      (2,335)        (99)       (137)       (319)       (59)
Other income .............................................          70          --          --          --         --
                                                             ---------    --------    --------    --------    -------
Loss from continuing operations before income taxes ......      (2,126)     (2,715)     (2,740)     (7,586)    (2,823)
Provision for income taxes ...............................          42         (54)       (150)         --         --
                                                             ---------    --------    --------    --------    -------
Loss from continuing operations ..........................      (2,084)     (2,769)     (2,890)     (7,586)    (2,823)

Discontinued Operations:
   Loss from discontinued QuickCast operations ...........          --          --          --      (1,059)    (1,377)
   Gain on disposal of QuickCast operations ..............          --          --          --          70         --
                                                             ---------    --------    --------    --------    -------
Loss from discontinued operations ........................          --          --          --        (989)    (1,377)
                                                             ---------    --------    --------    --------    -------
Net loss before cumulative effect of accounting change ...      (2,084)     (2,769)     (2,890)     (8,575)    (4,200)


Cumulative effect of change in accounting for upfront
   license fee revenue ...................................      (1,914)         --          --          --         --
                                                             ---------    --------    --------    --------    -------
Net Loss .................................................   $  (3,998)   $ (2,769)   $ (2,890)   $ (8,575)   $(4,200)
                                                             =========    ========    ========    ========    =======
Basic and diluted net loss per share:
   Continuing operations .................................   $    (.13)   $   (.21)   $   (.23)   $   (.68)   $  (.37)
   Discontinued operations ...............................          --          --          --        (.09)      (.18)
   Cumulative effect of change in accounting .............        (.12)         --          --          --         --
                                                             ---------    --------    --------    --------    -------
Basic and diluted net loss per share .....................   $    (.25)   $   (.21)   $   (.23)   $   (.77)   $  (.55)
                                                             =========    ========    ========    ========    =======
Pro forma amounts assuming the accounting change is
   applied retroactively:
    Net loss .............................................   $  (2,084)   $ (3,145)   $ (3,070)   $ (8,289)   $(3,914)
                                                             =========    ========    ========    ========    =======
    Net loss per share ...................................   $    (.13)   $   (.24)   $   (.24)   $   (.74)   $  (.51)
                                                             =========    ========    ========    ========    =======

Shares used in computing basic and diluted net loss
   per share .............................................      15,796      13,273      12,773      11,144      7,699
                                                             =========    ========    ========    ========    =======

                                                      OCTOBER 29,                          OCTOBER 31,
                                                      -----------     -------------------------------------------------
                                                         2000          1999            1998        1997         1996
                                                      -----------     --------        --------    ---------    --------
BALANCE SHEET DATA:                                                             (IN THOUSANDS)

Cash and cash equivalents..........................   $   9,589       $  3,203        $ 10,177     $ 14,669    $ 36,510
Total assets .......................................    133,252         40,708          42,356       50,160      38,358
Debt ...............................................     29,824          2,762           2,811           32          --
Convertible preferred stock ........................      9,149             --              --           --          --
Accumulated deficit ................................    (49,526)       (45,528)        (42,756)     (39,858)    (31,278)
Total shareholders' equity.........................   $  52,178       $ 31,761        $ 33,688     $ 35,615    $ 36,640

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

OVERVIEW

         Since its inception in October 1986, the Company has been primarily engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development
- QuickCast-TM- splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut produce packaging market, in September 1995; Intelimer Polymer Systems for the industrial specialties market in June 1997; and Intellicoat coated inbred corn seeds in the Fall of 1999.

         Revenues related to research contracts are recognized ratably over the related funding periods for each contract, which is generally as research is performed. Product sales are recognized upon shipment except for shipments sent FOB destination in which revenue is recognized upon receipt by the customer. Services revenue is recognized when the service is rendered.

         The Company previously recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000.

         On December 2, 1999, the Company acquired Apio, Inc and certain related entities ("Apio"). Apio is a leading marketer and packer of produce and specialty packaged fresh-cut vegetables. See "Business - Description of Core
Business: Food Products Technology Business - Apio, Inc."

         During fiscal years 1998 through 1999, the Company managed its operations in three business segments - Food Products Technology, Agricultural Seed Technology and Industrial High Performance Materials.

         With the acquisition of Apio, the Company will be focusing on two core businesses - Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intellipac breathable membrane technology with Apio's fresh-cut produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Fielder's Choice's direct marketing, telephone sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses.

         Dock Resins, the Company's polymer manufacturer supports the polymer needs of these core businesses and manufactures products for the specialty polymer industry and Intelimer Polymer Systems customers. Dock Resins is included in the Corporate and Other segment.

         The Company has been unprofitable during each fiscal year since its inception. From inception through October 29, 2000, the Company's accumulated deficit was $49.5 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED OCTOBER 29, 2000 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1999

         Total revenues were $209.6 million for fiscal year 2000, compared to $35.4 million for fiscal year 1999. Revenues from product sales and services increased to $208.6 million in fiscal year 2000 from $33.9 million in fiscal year 1999. The increase in product sales and service revenues was primarily due to $177.0 million in revenues from Apio, which was acquired effective November 29, 1999 and from increased product sales from Landec Ag. Landec Ag product sales increased to $17.2 million in fiscal year 2000 from $15.2 million during fiscal year 1999 due to an increase in the volume of hybrid corn seed sold and revenue from the introduction of Intellicoat seed coated products. These increases were partially offset by a decrease in Dock Resins product sales from $14.0 million in fiscal year 1999 to $12.4 million in fiscal year 2000. This decrease was a result of the continued weakness in the chemical industry during fiscal year 2000. Revenues from research and development funding and from royalties decreased to $586,000 in fiscal year 2000 from $770,000 during fiscal year 1999. The decrease in research, development and royalty revenues was primarily due to the expiration of the research and development agreement with Alcon Laboratories, Inc. ("Alcon") related to the PORT-TM- ophthalmic devices, partially offset by new research and development contracts with ConvaTec, a division of Bristol Myers Squibb, in the area of medical adhesives, and UCB Chemicals Corporation in the area of industrial applications. Revenues from licensing fees for fiscal year 2000 were attributable to the Company's adoption of SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The adoption of SAB 101 resulted in a cumulative effect adjustment that increased the reported net loss for fiscal year 2000 by $1.9 million related to upfront license fees received from the 1995 Hitachi agreement and the 1997 Alcon agreement (see Note 1 to the Consolidated Financial Statements). The cumulative effect adjustment was initially recorded as deferred revenue, and $374,000 of this deferred amount was "recycled" into revenue in fiscal year 2000. The $750,000 license fee revenues for fiscal year 1999 represent a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter, which was recorded in accordance with the Company's historical accounting practice.

         Cost of revenue consists of material, labor and overhead. Cost of revenue was $176.2 million for fiscal year 2000 compared to $21.5 million for fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 37% in fiscal year 1999 to 16% in fiscal year 2000. The decrease in gross profit percentage was primarily the result of Apio's mix of products having a lower gross margin than Landec's other businesses coupled with disappointing results in Apio's stone fruit business during fiscal year 2000, and Apio's higher costs associated with sourcing crops during the winter months. In addition, during fiscal year 2000, Landec incurred startup costs associated with Apio's new value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. Overall gross profit increased from $14.0 million in fiscal year 1999 to $33.4 million during fiscal year 2000, an increase of 139%. This increase is primarily due to gross profit from Apio of $19.8 million partially offset by lower license fee gross profits in fiscal year 2000 compared to fiscal year 1999.

         Research and development expenses were $4.7 million for fiscal year 2000 compared to $5.8 million for fiscal year 1999, a decrease of 18%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The decrease in research and development expenses during fiscal year 2000 compared to fiscal year 1999 were primarily due to substantially reduced PORT research and development activities and the shift in Intellicoat seed coating to less research and development and greater production efforts.

         Selling, general and administrative expenses were $28.9 million for fiscal year 2000 compared to $11.2 million for fiscal year 1999, an increase of 158%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased during fiscal year 2000 as compared to fiscal year 1999 primarily as a result of expenses from Apio of $15.6 million, and increased sales and marketing expenses associated with marketing efforts at Landec Ag. Specifically, sales and marketing expenses increased to $13.6 million during fiscal year 2000 from $6.2 million for fiscal year 1999. Landec expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

         In September 2000, due to disappointing financial results, management of Landec decided to discontinue processing fruit at its Reedley facility. The Company has put the facility and the packing and cold storage assets up for sale. The Company will continue to provide field support and sales and marketing services to current contracted growers through Apio's existing staff and will outsource all remaining services to third parties. As a result of the shutdown of the Reedley facility, the Company recorded a $525,000 charge during the fourth quarter of fiscal year 2000, primarily for severance and payroll related costs. The sale is expected to result in a gain. The current net book value of the assets is $3.0 million. The Company anticipates closing a sale during the second fiscal quarter of 2001.

         Interest income for fiscal year 2000 was $877,000 compared to $363,000 for fiscal year 1999. This increase in interest income was due principally to interest earned on Apio's notes receivable. Interest expense for fiscal year 2000 was $2.3 million, compared to $99,000 for fiscal year 1999. This increase was primarily due to the increase in debt from the acquisition of Apio.

         FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1998

         Total revenues were $35.4 million for fiscal year 1999 compared to $33.5 million for fiscal year 1998. Revenues from product sales increased to $33.9 million in fiscal year 1999 from $31.7 million in fiscal year 1998 primarily due to increased product sales from Landec Ag and Intellipac breathable membrane products which increased from $13.3 million and $2.9 million, respectively, in fiscal year 1998 to $15.2 million and $4.5 million, respectively, during fiscal year 1999. The increase in Landec Ag revenues was primarily due to increased per unit sales prices, and the increase in Intellipac breathable membrane revenues was primarily due to the introduction of various new products and increased volumes for existing products. These increases were partially offset by a decrease in Dock Resins product sales from $15.4 million during fiscal year 1998 to $14.0 million during fiscal year 1999. This decrease was a result of the overall weakness in the chemical industry during fiscal year 1999. Revenues from research and development funding were $770,000 for fiscal year 1999 compared to $1.4 million for fiscal year 1998. The decrease in research and development revenues was primarily due to the completion of research and development arrangements with Hitachi Chemical and Nitta Corporation in fiscal year 1998. Revenues from license fees during fiscal year 1999 were $750,000 compared to $500,000 during fiscal year 1998. The increase in revenues from license fees was due to a payment received from Alcon in fiscal year 1999 upon meeting a certain milestone related to the licensing agreement for the PORT ophthalmic devices.

         Cost of product sales was $21.5 million for fiscal year 1999 compared to $20.3 million for fiscal year 1998. Gross profit from product sales as a percentage of product sales increased to 37% in fiscal year 1999 from 36% in fiscal year 1998. The increase in gross profit from product sales as a percentage of product sales in fiscal year 1999 as compared to fiscal year 1998 was primarily the result of higher average selling prices of Landec Ag products, partially offset by start-up costs associated with establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products late in fiscal year 1999.

         Research and development expenses were $5.8 million for fiscal year 1999 compared to $5.7 million for fiscal year 1998. The increase in research and development expenses in fiscal year 1999 compared to fiscal year 1998 was primarily due to increased development costs for the Company's Intellicoat seed coating products.

         Selling, general and administrative expenses were $11.2 million for fiscal year 1999 compared to $10.8 million for fiscal year 1998, an increase of 3%. Specifically, sales and marketing expenses increased to $6.2 million for fiscal year 1999, from $5.9 million for fiscal year 1998.

         Net interest income was $264,000 for fiscal year 1999 compared to $600,000 for fiscal year 1998. The decrease during fiscal year 1999 as compared to fiscal year 1998 was due principally to less cash being available for investing.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 29, 2000, Landec had cash and cash equivalents of $9.6 million, a net increase of $6.4 million from $3.2 million as of October 31, 1999. This increase was primarily due to: (a) net borrowings under Landec's lines of credit of $9.6 million; (b) cash acquired in the acquisition of Apio of $3.3 million; (c) cash from operations of $5.0 million; (d) cash from the sale of common stock of $0.7 million; partially offset by (e) the purchase of $5.3 million of property, plant and equipment; (f) advances to growers of $3.8 million; (g) payments on long term debt of $2.3 million; and (h) acquisition related costs of $1.0 million.

         During fiscal year 2000, Landec purchased equipment to support the development of Intellipac and Intellicoat products, incurred building improvement and equipment upgrade expenditures at Dock Resins and Apio to expand capacity, and constructed a new pilot facility for Intellicoat seed coating products in Indiana. These expenditures represented the majority of the $5.3 million of property and equipment purchased during fiscal year 2000.

         In November 1999 the Company raised $10 million upon the sale of Preferred Stock ($9.1 million net of issuance costs). In December, 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the loan agreement. In June 2000, Landec Ag established a $3.0 million bank line of credit for working capital needs and a $1.0 million equipment line of credit to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. Landec believes that these new facilities, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. If an equity financing occurs it will have a dilutive effect on current shareholders. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.


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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

         Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of October 29, 2000 totaled $49.5 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

         At October 29, 2000, Landec's total debt, including current maturities and capital lease obligations, was approximately $29.8 million and the total debt to equity ratio was approximately 57%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

         In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $16.55 million. Of this amount, $1.1 million was paid in January 2001 and $4.1 is due to be paid in March 2001.

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

         Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag and Dock Resins are subject to certain restrictive covenants such as the ability of Landec to receive payments on debt owed to Landec. Landec has pledged substantially all of Apio's, Landec Ag's and Dock Resins' assets to secure their bank debt. Landec's failure to comply with the obligations under the loan agreement, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreement.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY HAVE TO DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS

         Landec may need to consider seeking collaborative arrangements with other companies to manufacture some of its products. If Landec becomes dependent upon third parties for the manufacture of its products, then Landec's profit margins and its ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair Landec's ability to deliver products on a timely basis, impair Landec's competitive position, or may delay the submission of products for regulatory approval. In late fiscal 1999, in an effort to reduce reliance on third party manufacturers, Landec began the set up of a manufacturing operation at its facility in Menlo Park, California, for the production of Intellipac breathable membrane packaging products. There can be no assurance that Landec can successfully operate a manufacturing operation at acceptable costs, with acceptable yields, and retain adequately trained personnel.

         Although Landec believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for Landec. Landec anticipates that a portion of its products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. Landec's reliance on this facility involves a number of potential risks, including the unavailability of, or interruption in access to, some process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. In February 2000, Dock Resins had a fire in its research and development laboratory in Linden, New Jersey which interrupted its ability to develop new products and samples for potential and existing customers.

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

ADVERSE WEATHER CONDITIONS CAN CAUSE SUBSTANTIAL DECREASES IN OUR SALES AND/OR INCREASES IN OUR COSTS

         Landec's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes may adversely affect the supply of vegetables and fruits used in Landec's business, which could reduce the sales volumes and/or increase the unit production costs. In early fiscal year 2000, optimal weather conditions resulted in an over supply of certain crops in which the Company had an invested interest. The over supply resulted in reduced prices for these crops which caused the Company to report a loss on its investment. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken Landec's financial condition.

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

OUR INTERNATIONAL OPERATIONS AND SALES MAY EXPOSE OUR BUSINESS TO ADDITIONAL
RISKS

         During fiscal year 2000, approximately 17% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS

         During fiscal year 2000, sales to Landec's top five customers accounted for approximately 28% of Landec's revenues, with the top customer accounting for 7% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Intellicoat have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents information about the Company's debt obligations and derivative financial instrument that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. For obligations with variable interest rates, the table sets forth interest rates that are based on current rates and principal amounts due and does not attempt to project future interest rates. For the interest rate swap, the table presents notional amounts and interest rates by contractual maturity date. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. This table should be read in connection with Note 10 to the Consolidated Financial Statements. Comparative information has not been provided as the majority of the financial instruments giving rise to interest rate risk were entered into or assumed by the Company in fiscal year 2000.


In (000's)                                                                       There-                   Fair
                          2001      2002        2003        2004      2005       after       Total       Value
-----------------------  --------  -------    -------    ---------  --------    --------    -------     -------
     LIABILITIES
Lines of Credit          9,609                                                                9,609       9,609
                          9.90%                                                                9.90%
Long term debt,
including current
portion
  Fixed Rate               834      1,073       1,045      1,118      1,833       4,062       9,965       9,965
  Avg.Int. Rate           8.50%      8.50%       8.50%      8.50%      8.50%       8.50%       8.50%

  Variable Rate          2,188      2,437       2,500      2,500        625                  10,250      10,250
   Avg. Int. Rate         9.21%      9.21%       9.21%      9.21%      9.21%                   9.21%

INTEREST RATE
DERIVATIVE FINANCIAL
INSTRUMENTS RELATED
TO DEBT
Interest Rate Swap
  Pay Fixed/
     Rec.Var                        5,250                                                     5,250          25
  Avg. Pay Rate           7.02%      7.02%                                                     7.02%
  Avg. Rec. Rate          6.71%      6.71%                                                     6.71%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 26, 2001 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 26, 2001 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 26, 2001 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 26, 2001 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1.       Consolidated Financial Statements of Landec Corporation

                                                                                                 PAGE
                                                                                                 ----
                 Report of Ernst & Young LLP, Independent Auditors............................... 33

                 Consolidated Balance Sheets at October 29, 2000 and October 31, 1999............ 34

                 Consolidated  Statement  of  Operations  for the Years Ended  October 29,
                 2000 and October 31, 1999 and 1998.............................................. 35

                 Consolidated  Statement of Changes in Shareholders'  Equity for the Years
                 Ended October 29, 2000 and October 31, 1999 and 1998............................ 36

                 Consolidated  Statement  of Cash Flows for the Years  Ended  October  29,
                 2000 and October 31, 1999 and 1998.............................................. 37

                 Notes to Consolidated Financial Statements...................................... 38

     2.          Schedule II:

                 Valuation and Qualifying  Accounts for the Years Ended October 29, 2000
                 and October 31, 1999 and 1998................................................... 56

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

(b)              Reports on Form 8-K............................................................. 57

(c)              Index of Exhibits............................................................... 57

                 The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

         We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 29, 2000 and October 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 29, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 29, 2000 and October 31, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, in fiscal year 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                                               ERNST & YOUNG LLP

San Francisco, California
December 22, 2000

                               LANDEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        OCTOBER 29,  OCTOBER 31,
                                                                            2000       1999
                                                                        -----------  -----------
                                 ASSETS

 Current assets:
   Cash and cash equivalents ........................................   $   9,589    $  3,203
   Accounts receivable, less allowance for doubtful accounts of $627
      and $45 at October 29, 2000 and October 31, 1999 ..............      22,725       2,952
   Inventory ........................................................      14,501       7,641
   Investment in farming activities .................................       2,672          --
   Notes and advances receivable ....................................       8,519          --
   Notes receivable, related party ..................................         151         138
   Prepaid expenses and other current assets ........................       1,958       2,233
   Assets held for sale .............................................       2,963          --
                                                                        ---------    --------
       Total current assets .........................................      63,078      16,167

Property and equipment, net .........................................      24,437      11,002
Goodwill, net .......................................................      21,672       2,284
Trademarks, net......................................................      12,873       4,439
Other intangibles, net...............................................       8,841       6,783
Notes receivable ....................................................         720          --
Other assets ........................................................       1,631          33
                                                                        ---------    --------
                                                                        $ 133,252    $ 40,708
                                                                        =========    ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................   $  19,374    $  1,687
   Grower payables ..................................................      13,651          --
   Related party payables ...........................................         262          --
   Accrued compensation .............................................       2,470       1,036
   Other accrued liabilities ........................................       9,522       1,327
   Deferred revenue .................................................       2,265       2,135
   Lines of credit ..................................................       9,609          --
   Current maturities of long term debt .............................       3,584         125
                                                                        ---------    --------
     Total current liabilities ......................................      60,737       6,310

Long term debt, less current maturities .............................      16,631       2,637
Other liabilities ...................................................       2,442          --
Minority  interest ..................................................       1,264          --
                                                                        ---------    --------
     Total liabilities ..............................................      81,074       8,947
Shareholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
      166,667 and zero shares issued and outstanding at October 29,
      2000 and October 31, 1999, respectively .......................       9,149          --

   Common stock, $0.001 par value; 50,000,000 shares authorized;
      16,117,891, 667 and 13,353,352 shares issued and outstanding at
      October 29, 2000 and October 31, 1999, respectively ...........      92,555      77,289
   Accumulated deficit ..............................................     (49,526)    (45,528)
                                                                        ---------    --------
     Total shareholders' equity .....................................      52,178      31,761
                                                                        ---------    --------
                                                                        $ 133,252    $ 40,708
                                                                        =========    ========

                            SEE ACCOMPANYING NOTES

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          2000                1999        1998
                                                        ---------           --------    --------
 Revenues:
   Product sales ....................................   $ 135,412           $ 33,927    $ 31,664
   Services revenue .................................      71,280                 --          --
   Services revenue, related party ..................       1,898                 --          --
   Research, development and royalty revenues .......         586                770       1,352
   License fees .....................................         374                750         500
                                                        ---------           --------    --------
      Total revenues ................................     209,550             35,447      33,516

Cost of revenue:
   Cost of product sales ............................     113,113             21,476      20,308
   Cost of services revenue .........................      63,075                 --          --
                                                        ---------           --------    --------
          Total cost of revenue ......................    176,188             21,476      20,308

Gross profit ........................................      33,362             13,971      13,208

Operating costs and expenses:
   Research and development .........................       4,696              5,758       5,713
   Selling, general and administrative ..............      28,879             11,192      10,835
     Exit of fruit processing business ..............         525                 --          --
                                                        ---------           --------    --------
       Total operating costs and expenses ............     34,100             16,950      16,548
                                                        ---------           --------    --------

   Operating loss ...................................        (738)            (2,979)     (3,340)

   Interest income ..................................         877                363         737
   Interest expense .................................      (2,335)               (99)       (137)
   Other income .....................................          70                 --          --
                                                        ---------           --------    --------
Loss before income taxes and cumulative effect of
   accounting change ................................      (2,126)            (2,715)     (2,740)
   Provision for income taxes .......................          42                (54)       (150)
                                                        ---------           --------    --------
Net loss before cumulative effect of accounting
    change ..........................................      (2,084)            (2,769)     (2,890)

Cumulative effect of change in accounting for upfront
   license fee revenue ..............................      (1,914)                --          --
                                                        ---------           --------    --------
Net loss ............................................   $  (3,998)          $ (2,769)   $ (2,890)
                                                        =========           ========    ========
Basic and diluted net loss per share:
   Before cumulative effect of change in accounting .   $    (.13)          $   (.21)   $   (.23)
   Cumulative effect of change in accounting ........        (.12)                --          --
                                                        ---------           --------    --------
Basic and diluted net loss per share ................   $    (.25)          $   (.21)   $   (.23)
                                                        =========           ========    ========
Proforma amounts assuming the accounting change
   is applied retroactively:
   Net loss .........................................   $  (2,084)          $ (3,145)   $ (3,070)
                                                        =========           ========    ========
   Net loss per share ...............................   $    (.13)          $   (.24)   $   (.24)
                                                        =========           ========    ========
Shares used in computing basic and diluted net loss
   per share ........................................      15,796             13,273      12,773
                                                        =========           ========    ========

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  SHAREHOLDERS' EQUITY
                                                                   ----------------------------------------------------
                                                                      PREFERRED STOCK            COMMON STOCK
                                                                   ----------------------------------------------------
                                                                     SHARES     AMOUNT      SHARES        AMOUNT
                                                                    -------     ------     ----------     -------
Balance at October 31, 1997 ...................................          --     $   --     12,687,416     $75,679

     Issuance of common stock at $0.58 to $7.00 per share .....          --         --        425,885       1,142
     Exercise of warrants .....................................          --         --         46,587          --
     Net increase in notes receivable from shareholders .......          --         --             --          --
     Amortization of deferred compensation ....................          --         --             --          --
     Change in unrealized gain on available-for-sale securities          --         --             --          --
     Net loss .................................................          --         --             --          --
                                                                    -------     ------     ----------     -------
Balance at October 31, 1998 ...................................          --     $   --     13,159,888     $76,821
                                                                    =======     ======     ==========     =======
     Issuance of common stock at $0.58 to $5.56 per share .....          --         --        193,464         468
     Net decrease in notes receivable from shareholders .......          --         --             --          --
     Amortization of deferred compensation ....................          --         --             --          --
     Change in unrealized gain on available-for-sale securities          --         --             --          --
     Net loss .................................................          --         --             --          --
                                                                    -------     ------     ----------     -------
Balance at October 31, 1999 ...................................          --     $   --     13,353,352     $77,289
                                                                    =======     ======     ==========     =======
     Issuance of preferred stock ..............................     166,667      9,149             --          --
     Issuance of common stock for acquired businesses .........          --         --      2,562,500      14,559
     Issuance of common stock at $0.58 to $7.00 per share .....          --         --        202,039         707
     Net loss .................................................          --         --             --          --
                                                                    -------     ------     ----------     -------
Balance at October 29, 2000 ...................................     166,667     $9,149     16,117,891     $92,555
                                                                    =======     ======     ==========     =======

                                                                                     SHAREHOLDERS' EQUITY
                                                                  -------------------------------------------------
                                                                      NOTES
                                                                   RECEIVABLE                                          TOTAL
                                                                      FROM          DEFERRED       ACCUMULATED     SHAREHOLDERS'
                                                                  SHAREHOLDERS    COMPENSATION       DEFICIT           EQUITY
                                                                  ------------    ------------     -----------     -------------
Balance at October 31, 1997 ...................................     $  (8)          $(198)          $(39,858)          $ 35,615

     Issuance of common stock at $0.58 to $7.00 per share .....        --              --                 --              1,142
     Exercise of warrants .....................................        --              --                 --                 --
     Net increase in notes receivable from shareholders .......      (283)             --                 --               (283)
     Amortization of deferred compensation ....................        --             112                 --                112
     Change in unrealized gain on available-for-sale securities        --              --                 (8)                (8)
     Net loss .................................................        --              --             (2,890)            (2,890)
                                                                  ------------    ------------     -----------      ------------
Balance at October 31, 1998 ...................................     $(291)          $ (86)          $(42,756)          $ 33,688
                                                                  ============    ============     ===========      ============

     Issuance of common stock at $0.58 to $5.56 per share .....        --              --                 --                468
     Net decrease in notes receivable from shareholders .......       291              --                 --                291
     Amortization of deferred compensation ....................        --              86                 --                 86
     Change in unrealized gain on available-for-sale securities        --              --                 (3)                (3)
     Net loss .................................................        --              --             (2,769)            (2,769)
                                                                  ------------    ------------     -----------      ------------
Balance at October 31, 1999 ...................................     $  --           $  --           $(45,528)          $ 31,761
                                                                  ============    ============     ===========      ============

     Issuance of preferred stock ..............................        --              --                 --              9,149
     Issuance of common stock for acquired businesses .........        --              --                 --             14,559
     Issuance of common stock at $0.58 to $7.00 per share .....        --              --                 --                707
     Net loss .................................................        --              --             (3,998)            (3,998)
                                                                  ------------    ------------     -----------      ------------
Balance at October 29, 2000 ...................................     $  --           $  --           $(49,526)          $ 52,178
                                                                  ============    ============     ===========      ============


                              SEE ACCOMPANYING NOTE

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                                --------------------------------------
                                                                                OCTOBER 29,          OCTOBER 31,
                                                                                -----------  -------------------------
                                                                                   2000         1999          1998
                                                                                -----------  -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
   Net loss from continuing operations ......................................     $ (3,998)     $(2,769)     $(2,890)
   Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
      Depreciation and amortization .........................................        6,066        2,214        2,075
      Cumulative effect of accounting change ................................        1,914           --           --
      Disposal of property and equipment ....................................          577           --           --
      Exit of fruit processing business .....................................          525           --           --
      Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
        Accounts receivable, net ............................................       (4,486)        (144)        (646)
        Inventory ...........................................................       (2,387)      (2,965)      (2,024)
        Investment in farming activities ....................................         (642)          --           --
        Notes receivable, related parties ...................................          (13)         362         (500)
        Prepaid expenses and other current assets ...........................        1,334         (611)          98
        Accounts payable ....................................................        3,535          288          757
        Grower payables .....................................................        6,930           --           --
        Related party payables ..............................................          262           --           --
        Accrued compensation ................................................          298           19          181
        Other accrued liabilities ...........................................       (4,290)         385         (578)
        Deferred revenue ....................................................         (617)        (364)         173
                                                                                  --------      -------      -------
 Net cash provided by (used in) operating activities ........................        5,008       (3,585)      (3,354)
                                                                                  --------      -------      -------
 Cash flows from investing activities:
   Purchases of property and equipment ......................................       (5,338)      (3,708)      (4,100)
   Decrease in other assets and liabilities .................................          278            5           74
   Increase in notes receivable and advances ................................       (3,770)          --           --
   Acquisition of businesses, net of cash acquired ..........................       (6,793)        (393)        (390)
   Purchases of available-for-sale securities ...............................           --           --       (5,033)
   Sale of available-for-sale  securities ...................................           --           --        4,805
   Maturities of available-for-sale securities ..............................           --          989        8,734
                                                                                  --------      -------      -------
 Net cash (used in) provided by investing activities ........................      (15,623)      (3,107)       4,090
                                                                                  --------      -------      -------
 Cash flows from financing activities:
   Proceeds from sale of preferred stock, net of issuance costs .............        9,149           --           --
   Proceeds from sale of common stock, net of repurchases ...................          708          468        1,142
   Decrease (increase) in  repayment of notes receivable from shareholders ..           --          291         (283)
   Borrowings on lines of credit ............................................       21,984           --           --
   Payments on lines of credit ..............................................      (12,375)          --           --
   Payments on long term debt ...............................................       (2,327)         (90)         (10)
   Proceeds from issuance of long term debt .................................           --           41        2,789
   Proceeds from sale of restricted investment ..............................           --           --        8,837
   Payment of payable related to the acquisition of Dock Resins Corporation .           --           --       (9,189)
   Increase in minority interest liability ..................................          105           --           --
   Payments to minority interest ............................................         (243)          --           --
                                                                                  --------      -------      -------
 Net cash provided by financing activities ..................................       17,001          710        3,286
                                                                                  --------      -------      -------
 Net increase (decrease) in cash and cash equivalents .......................        6,386       (5,982)       4,022
 Cash and cash equivalents at beginning of year .............................        3,203        9,185        5,163
                                                                                  --------      -------      -------
 Cash and cash equivalents at end of year ...................................     $  9,589      $ 3,203      $ 9,185
                                                                                  ========      =======      =======
 Supplemental disclosure of cash flows information:
   Cash paid during the period for interest .................................     $  1,676      $    76      $   383
                                                                                  ========      =======      =======
   Cash paid during the period for income taxes .............................     $    104      $    33      $    38
                                                                                  ========      =======      =======
 Supplemental schedule of noncash investing and financing activities:
   Common stock issued in the acquisition of businesses .....................     $ 14,559      $    --      $    --
                                                                                  ========      =======      =======


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food product, agricultural products, specialty industrial and medical applications. In addition, the Company markets and distributes hybrid corn seed to farmers and produce and specialty packaged fresh-cut vegetables to retailers and foodservice companies.

BASIS OF CONSOLIDATION

         The consolidated financial statements comprise the accounts of Landec Corporation and its wholly owned subsidiaries, Apio, Inc. ("Apio"), Landec Ag (formerly Intellicoat Corporation) and Dock Resins Corporation ("Dock Resins"). All material intercompany transactions and balances have been eliminated. Effective fiscal year 2000, the Company changed its fiscal year end from October 31 to a fiscal year that includes 52 or 53 weeks ending on the last Sunday in October.

CONCENTRATIONS OF CREDIT RISK

         Cash and cash equivalents, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the Consolidated Financial Statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses.

CASH AND CASH EQUIVALENTS

         The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of October 29, 2000 and October 31, 1999 inventories consisted of (in thousands):

                                          OCTOBER 29   OCTOBER 31,
                                             2000         1999
                                          ----------   -----------
         Raw materials ................     $ 7,661     $1,015
         Finished goods ...............       5,889      6,169
         Work in process ..............         951        457
                                            -------     ------
                                            $14,501     $7,641
                                            =======     ======

DEFERRED ADVERTISING

         The Company defers certain costs related to direct-response advertising of Landec Ag's hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures that are not direct-response advertisements are expensed as incurred. The advertising expense for Landec Ag for fiscal years 2000, 1999 and 1998 was $1.1 million, $1.3 million and $1.2 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at October 29, 2000 and October 31, 1999 was $400,000 and $522,000, respectively.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RELATED PARTY TRANSACTIONS

         Apio provides harvesting, packing, cooling and distributing services for a member of management and purchases produce from that individual. Revenues, cost of product sales and the resulting payable are shown separately in the accompanying financial statements as of October 29, 2000 and for the period then ended.

         In October 1998, the Company loaned an officer of Landec Ag $500,000 in cash in exchange for a promissory note. Interest accrues at 7.50% per annum, compounded annually. On July 31, 1999 the balance of principal and accrued interest were offset by the amount earned during 1999 under the earn-out provision related to the acquisition of Fielder's Choice by the Company. The remaining principal and accrued interest balance of $151,000 is due and payable on July 31, 2001 and is shown separately in the accompanying financial statements.

INVESTMENT IN FARMING ACTIVITIES

         Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. For fiscal year 2000 net losses of approximately $900,000 were recognized and included in the cost of product sales in the consolidated statement of operations.

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

DEFERRED REVENUE

         Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At October 29, 2000 approximately $1.9 million has been recognized as a liability for advances on future hybrid corn seed shipments, and $1.6 million as a liability for deferred license fee revenues. Of this amount, approximately $1.2 million will be recognized subsequent to fiscal 2001 and has been included in other liabilities.

MINORITY INTEREST

         In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec at October 29, 2000. The minority interest balance of $1.3 million at October 29, 2000 represents the limited partners' interest in Apio Cooling.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

         Revenues related to research contracts are recognized ratably over the related funding periods for each contract, which is generally as research is performed. Product sales are recognized upon shipment except for shipments sent FOB destination in which revenue is recognized upon receipt by the customer. Services revenue is recognized when the service is rendered.

         The Company previously recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $374,000 in 2001, $302,000 in 2002, $88,000 in 2003 - 2011, and $73,000
in 2012. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

         Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

RESEARCH AND DEVELOPMENT EXPENSES

         Costs related to both research contracts and Company-funded research is included in research and development expenses. Costs to fulfill research contracts generally approximate the corresponding revenue.

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expected to be disposed when events and circumstances indicate that the assets are less than the carrying amounts of those assets. No such event and circumstances have occurred.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, subject to the fair value disclosure requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Statements," consist of cash, cash equivalents, notes and advances receivable, debt, capital lease obligations, and an interest rate swap agreement (see Note 10). The recorded value of the financial instruments approximates their fair value.

ADOPTION OF SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.



2.       BUSINESS ACQUISITIONS

         On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $16.55 million at October 29, 2000. These payments consist of a) up to $10 million in earn-out payments to a former owner and current CEO of Apio which are based on pre-established earnings targets, $4.1 million of which was earned in fiscal year 2000 based on Apio's results and is payable in March 2001 and was added to the purchase price in the fourth quarter. An additional $5.9 million may be paid under this earn-out if Apio exceeds the specified earnings targets for fiscal year 2001, b) $5.3 million non-interest bearing notes to the sellers which will be paid in equal annual installments over the next five years (recorded at $4.1 million on a discounted basis). The first payment of $1.1 million was made in January 2001 and, c) up to $1.25 million to the sellers if Landec's Common Stock is trading at an average price below $6.00 per share during the last twenty trading days of June 2001. The twenty-day period had originally been designated for August 2000, however, in September 2000, the purchase price agreement was amended to reflect the revised terms. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments. These allocations are based on independent valuations and other studies. Certain adjustments have been made to the purchase price allocation originally reported by the Company, including the addition of $4.1 million in the fourth quarter of fiscal year 2000 due to the earn-out previously discussed, as well as the recording of an additional $500,000 of transaction related costs. In addition, the purchase price was increased in the second quarter of fiscal year 2000 by $2.1 million to reflect a change in the estimated value of Landec Common Stock issued at close.

         The following is a summary of the purchase price allocation (in thousands):

         Net assets and liabilities     $ 2,014
         Customer base                    1,821
         Work force in place              1,395
         Trademark                        9,100
         Goodwill                        19,518
                                        -------
                                        $33,848
                                        =======

         The acquisition by Landec of all the outstanding capital stock of Apio was exchanged for the following:

         Landec common stock                             $14,217
         Contractual deferred obligations                  4,092
         Cash paid or set aside as a liability            13,192
                                                         -------
             Purchase price before acquisition costs      31,501
         Acquisition costs                                 2,347
                                                         -------
             Total purchase price                        $33,848
                                                         =======


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

         The results of operations and cash flows for fiscal year 2000 include the results of Apio from November 29, 1999 through October 29, 2000.

         The following pro forma summary of consolidated revenues, net loss and net loss per share for fiscal years 2000 and 1999 assumes the acquisition occurred on November 1, 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of Landec's financial results if the acquisition had taken place at the beginning of fiscal year 1999 or of future results, and do not include the cumulative effect of the change in accounting principle (Note 1) (in thousands, except per share amounts).

                                      Fiscal Year
                                ------------------------
                                  2000            1999
                                ---------      ---------
         Revenue                $ 224,671      $ 197,031
         Net loss               $  (2,179)     $  (4,015)
         Net loss per share     $   (0.14)     $   (0.25)


3.       EXIT OF FRUIT PROCESSING BUSINESS

         In September 2000, due to disappointing financial results, management of Landec decided to discontinue processing fruit at its Reedley facility, part of the Food Products Technology segment. At that time, Landec's management determined that all fruit processing personnel and the majority of the administrative staff at the facility would be terminated. The plan, including termination benefits, was approved by management and communicated to the affected employees during fiscal year 2000, and the facility was shut down in January 2001. The Company's current plans are to sell the facility and the packing and cold-storage assets in Reedley and relocate a few sales, field and administrative staff to a leased facility in the Reedley area. The Company will continue to provide field support and sales and marketing services to current contracted growers through Apio's existing staff, and will outsource all remaining services to third parties. The Company intends to enter into contractual arrangements with one or more commercial packing and cold storage operators to provide the necessary packing and cold storage services previously provided to the growers through the Reedley facility.

         The Company has recorded a charge of $525,000, primarily for severance and payroll related costs, in the accompanying consolidated statement of operations. This amount is expected to be fully paid in fiscal 2001. An offer to purchase the facility is currently pending with the closing projected in the Company's second fiscal quarter. The sale is expected to result in a gain. The current net book value of the assets is $3.0 million, which is recorded as assets held for sale in the accompanying consolidated balance sheets as of October 29, 2000.

4.       NOTES RECEIVABLE AND ADVANCES

Notes receivable and advances at October 29, 2000 consisted of the following (in thousands):

  Various notes receivable from growers, with principal and interest ranging from the prime rate to      $    7,189
      the prime rate plus 3% to a maximum of 10%, payments to be withheld from proceeds derived from crop sales, due through October 2001, secured by crops

  Note receivable due from grower in annual installments of $60,714 plus interest at prime rate                 304
      plus 1.0% with final payment due November 1, 2004, secured by crops

  Note receivable due from grower in annual installments of $20,000 plus interest at prime rate                 577
      plus 1.0% with final payment due January 31, 2005, secured by crops

  Note receivable due from grower plus interest based on Apio's cost to borrow funds. Note to be                129
  paid in full by May 1, 2003

  Unsecured note receivable due from a related party with interest at 7.5%, due July 31, 2001                   151

  Short term non-interest bearing note due from grower, secured by real property                                850

  Short term advances and other                                                                               1,221
                                                                                                         ----------
                                                                                                             10,421
  Less allowance for doubtful notes                                                                          (1,031)
                                                                                                         ----------
                                                                                                              9,390
  Less current portion of notes receivable, including related party note                                     (8,670)
                                                                                                         ----------
  Non-current portion of notes receivable                                                                $      720
                                                                                                         ==========



         Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At October 29, 2000, Landec had outstanding commitments to fund up to an additional $1.3 million to growers under these existing note receivable agreements.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                             OCTOBER 29,    OCTOBER 31,
                                                            -------------------------------
                                                                 2000           1999
                                                            -------------------------------
 Land and buildings.........................................$   11,549     $    3,945
 Leasehold improvements.....................................     1,785          1,372
 Computer, machinery, equipment and autos...................    15,529          8,155
 Furniture and fixtures.....................................     1,915            592
 Construction in process....................................     1,218          1,173
                                                            ------------------------------
                                                                31,996         15,237
 Less accumulated depreciation and amortization.............    (7,559)        (4,235)
                                                            ------------------------------
                                                            $   24,437     $   11,002
                                                            ==============================

         Depreciation expense for fiscal years 2000, 1999 and 1998 was $3,283,000, $986,000 and $843,000, respectively. Equipment under capital leases, which totals approximately $80,000 at October 29, 2000, is security for the related lease obligations. The related accumulated amortization is $ 21,000.

6.            INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                OCTOBER 29,  OCTOBER 31,
                                                                   2000         1999
                                                              -------------  -----------
                   Developed technology...................... $      5,036    $   5,036
                   Trademark.................................       14,075        4,975
                   Customer base.............................        4,217        2,396
                   Workforce in place........................        2,305          910
                   Covenants not to compete..................          277          277
                   Goodwill..................................       22,835        2,509
                                                              -------------  -----------
                                                                    48,745       16,103
                   Less accumulated amortization.............       (5,359)      (2,597)
                                                              -------------  -----------
                                                              $     43,386    $  13,506
                                                              =============  ===========


         Amortization expense for fiscal years 2000, 1999 and 1998 was $2,762,000, $1,142,000 and $1,120,000, respectively.

7.       WARRANTS

         In connection with the sale of Series D preferred stock in July 1993, the Company issued warrants to purchase 186,349 shares of common stock at an exercise price of $4.31 per share for $5,357 in cash. In a cashless exercise during fiscal year 1998, 46,587 shares were issued in exchange for the warrants.

8.       SHAREHOLDERS' EQUITY


         CONVERTIBLE PREFERRED STOCK

         The Company has authorized two million shares of preferred stock, and has issued 50,000 shares in Series A-1 and 116,667 shares in Series A-2.

         Each share of the Series A convertible preferred stock is, at the option of the holder, convertible into shares of common stock, subject to certain antidilution adjustments, in accordance with the conversion formula provided in the Company's Articles of Incorporation (currently a 10:1 ratio). Outstanding preferred shares automatically convert into common stock either on November 29, 2003 or on an earlier date specified by written consent or agreement of the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock.

         Each share of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted and have the voting rights and powers of the common stock, voting together as a single class.

         Upon liquidation, Series A preferred stockholders shall receive a return equal to the original issue price of the shares plus any declared but unpaid dividends.

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

         The Company has 5,501,466 common shares reserved for future issuance under Landec Corporation stock option plans and employee stock purchase plans.

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

         In October 2000, the Company's Board of Directors approved the New Executive Stock Option Plan. Under this plan, the Board of Directors may grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options may be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec's common stock on the date the options are granted. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested, 210,000 shares are authorized to be issued under this plan.

         In November 1999, the Company's Board of Directors granted to the CEO of Apio a non-statutory stock option to purchase 790,000 shares of Landec's common stock. The exercise price of the grant was the fair market value of Landec's common stock on the date of grant. The option vests over two years.

         In December 1999, the Company granted 200,000 performance options to a member of management under the 1996 Stock Option Plan. The options have an exercise price of $6.25 per share, and vest in three equal amounts if the stock price reaches an average of $10, $20, and $30, respectively, for a twenty consecutive day trading period prior to December 2003. At October 29, 2000, none of the options had vested.

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

         In January 1998, the Company effected another option repricing program to allow employees, directors and officers who were issued options under the 1988 Stock Option Plan, the Directors' Plan and 1996 Non-Executive Stock Option Plan and 1996 Stock Option Plan at an exercise price above $5.00 per share to exchange their out-of-money stock options for the same number of options at a more favorable exercise price. The officers and directors repricing was approved at the April 15, 1998 shareholders' meeting. Under this repricing program, one new option could be obtained for every option cancelled. The exercise price of the new option was based on the higher of fair market value of the Company's common stock on the date the old options were exchanged, or $5.00 per share. The new options vest ratably over four years (commencing

December 4, 1997, the repricing date) and are subject to repurchase if exercised before being vested. As a result of this repricing program and the repricing of the options issued under the 1995 Directors' Plan, options to purchase 753,100 shares were repriced.

         The various repricings effected by the Company do not result in variable accounting under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," since they were effected prior to December 15, 1998.

         Activity under all Landec Stock Option Plans is as follows:

                                                                           Outstanding Options
                                                                   -------------------------------------
                                                    Options                                Weighted
                                                   Available            Number             Average
                                                   for Grant           of Shares        Exercise Price
         ------------------------------------- ------------------- ------------------ ------------------
         Balance at October 31, 1997              1,073,851           1,936,422              $5.11

         Additional shares reserved                 950,000                  --                 --
         Options granted                         (1,584,828)          1,584,828              $5.12
         Options exercised                               --            (163,394)             $0.69
         Options forfeited                          123,851            (123,851)             $6.46
         Options canceled                           753,100            (753,100)             $9.84
         Expired in 1988 Plan                       (60,633)                 --                 --
         ------------------------------------- ------------------- ------------------
         Balance at October 31, 1998              1,255,341           2,480,905              $3.90

         Additional shares reserved                 750,000                  --                 --
         Options granted                           (663,300)            663,300              $4.79
         Options exercised                               --            (100,265)             $1.52
         Options forfeited                          108,220            (108,220)             $5.20
         Expired in 1988 Plan                        (2,977)                 --                 --
         ------------------------------------- ------------------- ------------------
         Balance at October 31, 1999              1,447,284           2,935,720              $4.14

         Additional shares reserved               1,000,000                  --                 --
         Options granted                         (1,614,150)          1,614,150              $6.27
         Options exercised                               --             (94,002)             $3.42
         Options forfeited                          141,029            (141,029)             $5.19
         Expired in 1988 Plan                        (4,078)                 --                 --
         ------------------------------------- ------------------- ------------------
         Balance at October 29, 2000                970,085           4,314,839              $4.92

         At October 29, 2000 and October 31, 1999 and 1998, options to purchase 1,974,146, 1,494,662 and 1,101,387 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

         Total deferred compensation expense recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal years 2000, 1999 and 1998 was $0, $86,000 and $112,000 respectively.

The following tables summarize information about Landec options outstanding and exercisable at October 29, 2000.

                                                   OPTIONS OUTSTANDING
                       -------------------------------------------------------------------
                                                                    Weighted
                                                                     Average        Weighted
                                                                   Contractual      Average
                               Range of              Number           Life          Exercise
                           Exercise Prices         of Shares       (in years)        Price
                       ------------------------- --------------- ---------------- -------------
                          $0.5800 - $0.8600          489,800          2.40             $0.66
                          $1.4400 - $4.8750          270,879          6.81             $2.70
                          $4.9380 - $4.9380          441,551          8.29             $4.94
                          $5.0000 - $5.0000        1,221,542          7.16             $5.00
                          $5.0630 - $6.1250          496,317          6.11             $5.79
                          $6.2500 - $6.2500          877,000          5.15             $6.25
                          $6.3130 - $9.3400          517,750          8.52             $6.78
                                                 ---------------
                          $0.5800 - $9.3400        4,314,839          6.35             $4.92

                                              OPTIONS EXERCISEABLE
                       -------------------------------------------------------------------

                                                                           Weighted
                                Range of                 Number             Average
                             Exercise Prices           of Shares        Exercise Price
                       ---------------------------- ----------------- --------------------
                            $0.5800 - $0.8600             489,078            $0.66
                            $1.4400 - $4.8750             199,431            $2.06
                            $4.9380 - $4.9380             194,547            $4.94
                            $5.0000 - $5.0000             656,645            $5.00
                            $5.0630 - $6.1250             180,622            $5.48
                            $6.2500 - $6.2500              20,000            $6.25
                            $6.3130 - $9.3400             233,823            $6.87
                                                    -----------------
                            $0.5800 - $9.3400           1,974,146            $3.90

         EMPLOYEE STOCK PURCHASE PLAN. The Company has an employee stock purchase plan which permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of October 29, 2000, 283,457 shares have been issued under the Purchase Plan.

         LANDEC AG STOCK PLAN. Under the 1996 Landec Ag Stock Plan, the Board of Directors of Landec Ag may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Landec Ag's common stock as determined by Landec Ag's Board of Directors. 2,000,000 shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

         The following table summarizes activity under the Landec Ag Stock Option Plan.

                                                                       Outstanding Options
                                                            ------------------------------------------
                                              Options                             Weighted Average
                                             Available      Number of Shares       Exercise Price
                                         ----------------   -----------------   ----------------------
         Balance at October 31, 1997          764,000           1,236,000               $0.12

         Options granted                      (59,900)             59,900               $0.20
         Options forfeited                     11,800             (11,800)              $0.20
                                         ----------------   -----------------
         Balance at October 31, 1998          715,900           1,284,100               $0.12

         Options granted                     (248,800)            248,800               $0.83
         Options exercised                      --                   (534)              $0.20
         Options forfeited                      9,591              (9,591)              $0.20
                                         ----------------   -----------------
         Balance at October 31, 1999          476,691           1,522,775               $0.24

         Options granted                     (211,900)            211,900               $1.00
         Options exercised                      --                (18,215)              $0.21
         Options forfeited                     10,360             (10,360)              $0.37
                                         ----------------   -----------------
         Balance at October 29, 2000          275,151           1,706,100               $0.33


         At October 29, 2000, options to purchase 1,302,393 shares with an average exercise price of $0.19 per share of Landec Ag's common stock were vested. For the options outstanding at October 29, 2000, 1,032,500 shares were granted with an exercise price of $0.10, 263,200 shares were granted with an exercise price of $0.20 and 410,400 were granted with an exercise price of $1.00. As of October 29, 2000, the Company has 1,981,251 common shares reserved for future issuance under the Landec Ag stock option plan.

         APIO STOCK PLAN. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. As of October 29, 2000, options for two million shares have been granted at an exercise price of $2.10 per share.

         In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of October 29, 2000, options for 814,000 shares have been granted under the 2000 Plan at an exercise price of $2.10 per share.

         The following table summarizes activity under the Apio Stock Option
Plan.

                                                                        Outstanding Options
                                                           ---------------------------------------------

                                              Options                               Weighted Average
                                             Available       Number of Shares        Exercise Price
                                         ----------------  --------------------  -----------------------
         Balance at December 2, 1999        4,000,000               --                     --

         Options granted                   (2,814,000)          2,814,000                 $2.10
         Options exercised                      --                  --
         Options forfeited                     57,000             (57,000)                $2.10
                                         ----------------  --------------------
         Balance at October 29, 2000        1,243,000           2,757,000                 $2.10

         At October 29, 2000 no options to purchase Apio common stock were vested. As of October 29, 2000, the Company has 4,000,000 common shares reserved for future issuance under the Apio stock option plan.

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

         Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2000, 1999 and 1998 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                                  LANDEC
                                                          EMPLOYEE STOCK OPTIONS
         --------------------------------- -----------------------------------------------------
         YEARS ENDED                         OCTOBER 29,     OCTOBER 31,        OCTOBER 31,
                                                2000             1999              1998
                                                ----             ----              ----
         Expected life (in years)               4.47             3.30              3.91
         Risk-free interest rate                6.26            5.08%              5.62%
         Volatility                              .85             .43                .44
         Dividend yield                          0%               0%                0%

         The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in fiscal year 2000, 1999, and 1998. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in fiscal year 2000 is a result of basing the volatility on Landec's stock price rather than that of comparable companies as was done in prior years. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

         The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 2000, 1999 and 1998 was $4.19, $1.71, and $1.67 per share, respectively. No stock options were granted above grant date market prices during fiscal years 2000 and 1999. The weighted average estimated fair value of Landec employee stock options granted above grant date market prices during fiscal year 1998 was $7.84 per share. The weighted average exercise price of employee stock options granted above grant date market prices during fiscal year 1998 was $5.00 per share. The weighted average estimated fair value of shares granted under the Landec Stock Purchase Plan during fiscal years 2000, 1999 and 1998 was $1.87, $1.42 and $1.57 per share, respectively. The weighted average estimated fair value of shares granted under the Intellicoat Stock Purchase Plan during fiscal years 2000, 1999 and 1998 was $0.23, $0.30 and $0.03 per share, respectively. The weighted average estimated fair value of shares granted under Apio Stock Purchase Plan during fiscal year 2000 was $0.73.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

             YEARS ENDED                             OCTOBER 29,      OCTOBER 31,       OCTOBER 31,
             ------------------------------------- ---------------- ----------------- ----------------
                                                        2000              1999             1998
             ------------------------------------- ---------------- ----------------- ----------------
             Pro forma net loss                       $(8,429)          $(4,126)         $(4,355)
             Pro forma net loss per share              $(0.53)          $(0.31)           $(0.34)

         The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

9.      DEBT

         REVOLVING DEBT

         Apio has a revolving line of credit with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate (9.5% at October 29, 2000) plus a margin based on Apio's leverage ratio as defined in the revolving note agreement, currently plus .50%. The revolving note agreement expires on May 1, 2002. At October 29, 2000, $6.0 million was outstanding under the revolving line of credit.

         Dock Resins has a revolving line of credit which allows for borrowings of up to $1.25 million. The interest rate on the revolving line of credit is principally charged at the one-month LIBOR rate plus 1.75%. The revolving line of credit expires on February 28, 2002, and contains certain restrictive covenants, which, among other things, require Dock Resins to maintain minimum levels of net working capital and tangible net worth. At October 29, 2000, $868,000 was outstanding under the revolving line of credit.

         Landec Ag has a revolving line of credit which allows for borrowings of up to $3 million, based on Landec Ag's inventory levels, and a capital expenditure line of credit which allows for borrowings up to $1 million. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75%, and on the capital expenditure line of credit at the five-year Treasury bill rate plus 4.75%. These lines of credit contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the lines of credit. At October 29, 2000, $2.3 million was outstanding under the revolving line of credit and $419,000 was outstanding under the capital expenditure line of credit.

         The Company has entered into an interest rate swap agreement with a bank to limit interest rates on a portion of its long-term debt to a maximum effective rate of 9.52% from February 2, 2000 until October 30, 2002 when the agreement expires. The notional amount covered by the agreement at October 29, 2000 is $5,250,000. The differential to be paid or received is accrued as interest rate charges and recognized as an adjustment to interest expense related to the debt. Any related amounts payable to the bank would be recorded in other accrued liabilities. The fair value of the interest rate swap agreement is approximately $25,000 at October 29, 2000.

         LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                              OCTOBER 29, 2000    OCTOBER 31, 1999
                                                                              ----------------    ----------------
         Bankterm loan for Apio; due in quarterly payments of $500,000 through October 31, 2000 increasing to $562,500 January 31,
             2001 and to $625,000 on January 31, 2002 through October 31,
             2004 with interest payable monthly at the LIBOR rate plus a margin based on Apio's leverage ratio as defined in the loan
             agreement, currently plus 2.5% (8.90% at October 29, 2000)         $    10,250         $        --
         Contractual obligation to former owners of Apio; due in
             annual installments of $1,060,000 beginning January 2,
             2001 through January 2, 2005 (see Note 2)                                4,092                  --
         Bank term loan for Dock Resins; due in monthly installments of
             $26,583 including interest at 8.19% beginning February 1,
             1999 through January, 2006 with the balance due January 31,
             2006                                                                     2,578               2,678
         Note payable of Apio to a commercial finance company; due in monthly installments of $13,366 including interest at
             7.0% with final payment due December 2019                                1,694                  --
         Note payable of Apio to a bank; due in monthly installments of $8,008 including interest at 9.5% with final payment
             due December 2015                                                          856                  --
         Various notes payable with interest rates ranging from 7.54%
              to 10.82%                                                                 417                  84
         Capitalized lease obligations with interest rates ranging from
              9.15% to 12.99%                                                           328                  --
                                                                              ----------------    ----------------
                                                                                     20,215               2,762
         Less current portion                                                        (3,584)               (125)
                                                                              ----------------    ----------------
                                                                                $    16,631         $     2,637
                                                                              ================    ================


         Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

                         FY 2001...............................................       $    3,584
                         FY 2002...............................................            3,573
                         FY 2003...............................................            3,545
                         FY 2004...............................................            3,618
                         FY 2005...............................................            1,833
                         Thereafter............................................            4,062
                                                                                     --------------
                                                                                      $   20,215
                                                                                     ==============


         The contractual obligation of $5.3 million to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate of 9.5% over five years resulting in a discounted value of $4,092,000 at October 29, 2000.

         Dock Resins' bank term loan limits dividend payments and contains various financial covenants including minimum working capital levels, net worth and debt service ratio.

         Apio's bank term loan limits payments to Landec for dividends, corporate service fees and tax sharing expenses until the principal is reduced to an amount specified in the loan agreement. In addition, the term loan and the DEBT revolving note contain various financial covenants including minimum levels of EBITDA, minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time.

         Landec has pledged substantially all of Apio's, Landec Ag's and Dock Resins' assets to secure their term debt.

10.      INCOME TAXES

         The Company's provision (benefit) for income taxes of $(42,000), 54,000 and 150,000 for the years ended October 29, 2000, October 31, 1999 and October 31, 1998, respectively, is attributable to state taxes.

         As of October 29, 2000, the Company had federal and state net operating loss carryforwards of approximately $29.6 million and $7.9 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $700,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2015, if not utilized.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                      YEARS ENDED
       DEFERRED TAX ASSETS:                                     OCTOBER 29,     OCTOBER 31,
                                                                  2000           1999
                                                                  ----           ----
        Net operating loss carryforwards....................  $  10,500         $  9,800
        Research credit carryforwards.......................      1,900            1,600
        Capitalized research and development................      1,600            1,400
        In-process research and development.................      1,000            1,000
        Other - net.........................................      1,300            1,100
                                                            ---------------  --------------
     Net deferred tax assets................................     16,300           14,900
     Valuation allowance....................................    (16,300)         (14,900)
                                                            ---------------  --------------
     Net deferred tax assets................................  $      --         $     --
                                                            ===============  ==============

         Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance, which has increased by $1.4 million in the current year.

         Approximately $100,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2002. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at October 29, 2000 are as follows (in thousands):

                                                                                           AMOUNT
                                                                                        -----------
                                    FY2001..............................................$       996
                                    FY2002..............................................        508
                                    FY2003..............................................        110
                                                                                        -----------
                                                                                        $     1,614
                                                                                        ===========

         Rent expense for operating leases, including month to month arrangements was $1.1 million for fiscal year 2000, $522,000 for fiscal year 1999, and $481,000 for fiscal year 1998.

         LAND LEASES

         Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2004. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2004. The approximate future minimum leases and sublease amounts receivable under farmland leases at October 29, 2000 are as follows (in thousands):

                                                                    Minimum           Sublease
                                                                     Lease              Rents
                                                                   Payments          Receivable          Net
                                                                ----------------  ---------------- ----------------
         2001.................................................  $        1,342    $          634   $          708
         2002.................................................           1,196               529              667
         2003.................................................             791               321              470
         2004.................................................             401               150              251
                                                                ----------------  ---------------- ----------------
                                                                $        3,730    $        1,634   $        2,096
                                                                ================  ================ ================


         OTHER

         Under the terms of the acquisition of Dock Resins, the former shareholder of Dock Resins has indemnified the Company with regard to expenditures subsequent to the acquisition for certain environmental matters relating to circumstances existing at the time of the acquisition. To cover any such cost, an escrow for $1.5 million in cash and all of the equity consideration was set aside. During fiscal years 2000, 1999 and 1998, $370,000, $460,000 and zero were drawn down from the escrow account to pay for environmental expenses incurred by Dock Resins, that had been indemnified by the former shareholder of Dock Resins in the purchase agreement.

         EMPLOYMENT AGREEMENTS

         Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $725,000 at October 29, 2000.

12.      EMPLOYEE SAVINGS AND INVESTMENT PLANS

         The Company sponsors a 401(k) plan available to substantially all of Apio's salaried employees. The plan's participants can contribute from 1% to 5% of their salary, up to the Internal Revenue Service limitation into designated investment funds. The Company, in turn, contributes an amount, as required by the plan, which is equal to the participant's contributions. Participants are at all times fully vested in their contributions. The Company's contribution vests over a seven-year period beginning in year three at a rate of 20% per year. The Company retains the right, by action of the Board of Directors, to amend, modify or terminate the plan. In fiscal year 2000, the Company contributed $282,000 to the foregoing plan.

13.      BUSINESS SEGMENT REPORTING

         The acquisition of Apio in December 1999 resulted in a redefinition of operating segments by management. Prior period segment information has been restated to conform to the current segment definitions. Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac(TM) breathable membrane for the fresh-cut produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through October 29, 2000. The Food Products Technology segment for the fiscal years ended October 31, 1999 and 1998 only includes the operations of the Intellipac business. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer(R) polymers through Intellicoat. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Assets classified as Corporate and Other consist primarily of assets of Dock Resins.

         Operations by Business Segment (in thousands):


                                                                     Agricultural
2000                                              Food Products         Seed         Corporate and
                                                    Technology        Technology         Other          Total
----------------------------------------------   ----------------  ---------------   --------------   ----------
Net sales..................................      $    178,809      $      17,212       $  13,529      $ 209,550
Net income (loss) before cumulative effect of
accounting change..........................      $        249      $      (2,914)      $     581      $  (2,084)
Identifiable assets........................      $     95,267      $      15,775       $  22,210      $ 133,252
Depreciation and amortization..............      $      3,790      $       1,055       $   1,221      $   6,066
Capital expenditures.......................      $      2,839      $         763       $   1,736      $   5,338
Interest income............................      $        723      $          82       $      72      $     877
Interest expense...........................      $      2,120      $          23       $     192      $   2,335
Income tax expense (benefit) ..............      $        588      $          --       $    (630)     $     (42)


1999
----------------------------------------------
Net sales..................................      $      4,459      $      15,197       $  15,791      $  35,447
Net income (loss)..........................      $        105      $      (1,219)      $  (1,655)     $  (2,769)
Identifiable assets........................      $      2,352      $      17,318       $  21,038      $  40,708
Depreciation and amortization..............      $        139      $         983       $   1,006      $   2,128
Capital expenditures.......................      $        347      $         295       $   3,066      $   3,708
Interest income............................      $         --      $         113       $     250      $     363
Interest expense...........................      $         --      $          --       $      99      $      99
Income tax expense.........................      $         --      $          --       $      54      $      54


1998
----------------------------------------------
Net sales..................................      $      2,859      $      13,275       $  17,382      $  33,516
Net loss...................................      $       (353)     $      (1,427)      $  (1,110)     $  (2,890)
Identifiable assets........................      $      1,513      $      14,356       $  26,487      $  42,356
Depreciation and amortization..............      $        125      $         917       $     921      $   1,963
Capital expenditures.......................      $        142      $       1,389       $   2,569      $   4,100
Interest income............................      $         --      $          95       $     642      $     737
Interest expense...........................      $         --      $           9       $     128      $     137
Income tax expense.........................      $         --      $          --       $     150      $     150

         During fiscal years 1999 and 1998, a customer in the Corporate and Other segment accounted for 10% and 13%, respectively, of the Company's total revenue. This was the only customer with revenues individually representing 10% or more of total revenues.

         Export product sales were $35.6 million, $828,000 and $863,000 in the years ended October 29, 2000 and October 31, 1999 and 1998, respectively.

14.      QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

               The following is a summary of the unaudited quarterly results of operations for fiscal years 2000 and 1999. The Company has included the following information below to demonstrate the effect on the first, second and third quarters of fiscal year 2000 as if the provisions of SAB No. 101 (See Note
1), had been applied as of the beginning of the fiscal year (in thousands, except for per share amounts):


                                                    1ST QUARTER           2ND QUARTER             3RD QUARTER        4TH QUARTER
                                                    -----------           -----------             -----------        -----------
                                                      As                    As                     As
                                                 Previously     As     Previously      As      Previously      As
                    FY 2000                       Reported  Restated    Reported    Restated    Reported    Restated
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                            33,797    33,890     60,771      60,864      61,401      61,494        53,302
Gross Profit                                         4,263     4,356     12,386      12,479       8,504       8,597         7,930
Income (Loss) Before Cumulative Effect of
Accounting Change                                   (2,734)   (2,641)     2,815       2,908        (662)       (569)       (1,782)
Cumulative Effect of Accounting Change (Note 1)               (1,914)
                                                 ---------------------------------------------------------------------------------
Net Income (Loss)                                   (2,734)   (4,555)     2,815       2,908        (662)       (569)       (1,782)
                                                 =================================================================================
Basic Amounts per Common Share:
Income Before Cumulative Effect of Accounting
Change                                               (0.18)    (0.17)      0.18        0.18       (0.04)      (0.04)        (0.11)
Cumulative Effect of Change in Accounting                      (0.13)
                                                 ---------------------------------------------------------------------------------
Net Income/(Loss)                                    (0.18)    (0.30)      0.18        0.18       (0.04)      (0.04)        (0.11)
                                                 =================================================================================
Dilutive Amounts Per Common Share:
Income Before Cumulative Effect of Change in
Accounting                                           (0.18)    (0.17)      0.12        0.13       (0.04)      (0.04)        (0.11)
Cumulative Effect of Change in Accounting (Note 1)             (0.13)
                                                 ---------------------------------------------------------------------------------
Net Income/(Loss)                                    (0.18)    (0.30)      0.12        0.13       (0.04)      (0.04)        (0.11)
                                                 =================================================================================


                    FY 1999                           1st                 2nd                     3rd                       4th
                                                    Quarter             Quarter                 Quarter                   Quarter
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             5,289               19,126                   5,530                     5,502
Gross Profit                                         2,276                8,054                   1,942                     1,699
Net Income (Loss)                                   (1,641)               3,451                  (2,027)                   (2,552)
Basic Earnings per Share                             (0.12)                0.26                   (0.15)                    (0.19)
Dilutive Earnings per Share                          (0.12)                0.22                   (0.15)                    (0.19)

                               LANDEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                    SCHEDULE II

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO
                                                 BEGINNING      COSTS AND                   BALANCE AT
                                                 OF PERIOD       EXPENSES     DEDUCTIONS   END OF PERIOD
                                                 -----------    -----------   -----------  -------------
Year ended October 31, 1998
     Allowance for doubtful accounts............. $    27         $   31        $   (8)       $  50
Year ended October 31, 1999
     Allowance for doubtful accounts............. $    50         $   --        $   (5)       $  45
Year ended October 29, 2000
     Allowance for doubtful accounts............. $    45         $1,180        $ (598)       $ 627

(b) No reports on Form 8-K were filed by the Company during the period July 31, 2000 to October 29, 2000.


(c)      Index of Exhibits

         2.1(6)     Stock Purchase Agreement by and among the Registrant, Dock Resins Corporation and A. Wayne
                    Tamarelli dated as of April 18, 1997.
         2.2(7)     Agreement and Plan of Reorganization by and among the Registrant, Intellicoat Corporation,
                    Williams & Sun, Inc. (d/b/a Fielder's Choice Hybrids) and Michael L. Williams dated as of
                    August 20, 1997.
         2.3(11)    Form of Agreement and Plan Merger and Purchase Agreement by and among the Registrant, Apio,
                    Inc. and related companies and each of the respective shareholders dated as of November 29,
                    1999.
         3.1(1)     Amended and Restated Bylaws of Registrant.
         3.2(2)     Ninth Amended and Restated Articles of Incorporation of Registrant.
         3.3(13)    Certificate of Determination of Series A Preferred Stock
         4.1(12)    Series A Preferred Stock Purchase Agreement between the Registrant and Frederick Frank, dated as of November 19, 1999.
         10.1(3)    Form of Indemnification Agreement.
         10.3(4)*   1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
         10.4(4)*   1995 Directors' Stock Option Plan, as amended, and form of Option Agreement.
         10.6(3)    Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown &
                    Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30,
                    1987.
         10.14(4)*  Consulting Agreement dated May 1, 1996 between the Registrant and Richard Dulude.
         10.15(4)*  1996 Intellicoat Stock Option Plan and form of Option Agreements.
         10.16(4)*  1996 Non-Executive Stock Option Plan and form of Option Agreements.
         10.17(5)*  1996 Stock Option Plan and Form of Option Agreement.
         10.19(8)   Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997.
         10.21(9)*  Employment Agreement between the Registrant and A. Wayne Tamarelli dated as of April 18, 1997.
         10.22(10)* Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase.
         10.23(10)  Loan agreement between Registrant and  Michael Williams dated October 1, 1998.
         10.24(13)* Employment agreement between the Registrant and Nicholas Tompkins dated as of November 29,
                    1999.
         10.25(13)* Stock Option Agreement between the Registrant and Nicholas
                    Tompkins dated as of November 29, 1999.
         10.26(13)* 1999 Apio, Inc. Stock Option Plan and form of Option Agreement.
         10.27(13)  Loan agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999.
         10.28+*    2000 Apio, Inc. Stock Option Plan and form of Option Agreement
         10.29+     Loan Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended.
         10.30+*    New Executive Stock Option Plan.
         21.1       Subsidiaries of the Registrant.
                           SUBSIDIARY                                      STATE OF INCORPORATION
                    Landec Ag (formerly Intellicoat Corporation)                Delaware
                    Dock Resins Corporation                                     New Jersey
                    Apio, Inc.                                                  Delaware
         23.1+      Consent of Independent Auditors.
         24.1+      Power of Attorney.  See page 59.

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

(9) Incorporated by reference to Exhibit C to Exhibit 2.1 filed with the Registrant's Form 8-K dated April 18, 1997.

(10) Incorporated by reference to identically number exhibits filed with the Registrant's Form 10-K filed for the year ended October 10, 1998.

(11) Incorporated by reference to the Exhibit 2.1 filed with the Registrant's Form 8-K dated December 2, 1999.

(12) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 8-K dated December 2, 1999.

(13) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 31, 1999.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of Form 10-K.

+ Filed herewith.

         SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 26 , 2001.

                           LANDEC CORPORATION

                           By:   /s/ Gregory S. Skinner
                               ----------------------------
                                  Gregory S. Skinner
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer

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

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                              TITLE                                DATE
                      ---------                                              -----                                ----
                 /s/ Gary T. Steele
------------------------------------------------------
                   Gary T. Steele                      President and Chief Executive Officer and Director   January 26, 2001
                                                       (Principal Executive Officer)

               /s/ Gregory S. Skinner
------------------------------------------------------
                 Gregory S. Skinner                    Vice President of Finance and Administration and     January 26, 2001
                                                       Chief Financial Officer (Principal Financial and
                                                       Accounting Officer)

                 /s/ Kirby L. Cramer
------------------------------------------------------
                   Kirby L. Cramer                     Director                                             January 26, 2001

                 /s/ Richard Dulude
------------------------------------------------------
                   Richard Dulude                      Director                                             January 26, 2001

                 /s/ Frederick Frank
------------------------------------------------------
                   Frederick Frank                     Director                                             January 26, 2001

               /s/ Stephen E. Halprin
------------------------------------------------------
                 Stephen E. Halprin                    Director                                             January 26, 2001


------------------------------------------------------
                Richard S. Schneider                   Director                                             January 26, 2001

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                             EXHIBIT TITLE
   -------
   10.28    2000 Apio, Inc. Stock Option Plan and form of Option Agreement

   10.29 Loan Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended

   10.30    New Executive Stock Option Plan

   23.1     Consent of Independent Auditors