Form 10-Q
period 2001-01-28
LANDEC CORP \CA\
filed 2001-03-13
CIK 1005286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED JANUARY 28, 2001, or

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

As of March 5, 2001, there were 16,208,910 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

                               LANDEC CORPORATION

                FORM 10-Q For the Quarter Ended January 28, 2001

                                      INDEX

                                                                                                             Page
            Facing sheet                                                                                      1

            Index                                                                                             2

PART I.     FINANCIAL INFORMATION

Item 1.     a)     Consolidated condensed balance sheets as of January 28, 2001 and October 29, 2000          3

            b)     Consolidated statements of operations for the three months ended January 28, 2001
                   and January 30, 2000 (restated)                                                            4

            c)     Consolidated statements of cash flows for the three months ended January 28, 2001 and
                   January 30, 2000 (restated)                                                                5

            d)     Notes to consolidated financial statements                                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                       16

PART II.    OTHER INFORMATION                                                                                17

Item 1.     Legal Proceedings                                                                                17

Item 2.     Changes in Securities and Use of Proceeds                                                        17

Item 3.     Defaults Upon Senior Securities                                                                  17

Item 4.     Submission of Matters to a Vote of Security Holders                                              17

Item 5.     Other Information                                                                                17

Item 6.     Exhibits and Reports on Form 8-K                                                                 17

            a)     Exhibits                                                                                  17

            b)     Reports on Form 8-K                                                                       17

            Signature                                                                                        18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                          January 28,      October 29,
                                                                              2001             2000
                                                                          -----------      ------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                           $   6,508          $   9,589
     Accounts receivable, less allowance for doubtful accounts of $732
       and $627 at January 28, 2001 and October 29, 2000                    18,527             22,725
     Inventory                                                              18,964             14,501
     Investment in farming activities                                        1,739              2,672
     Notes and advances receivable                                           7,429              8,519
     Notes receivable, related party                                           153                151
     Prepaid expenses and other current assets                               2,542              1,958
     Assets held for sale                                                    2,954              2,963
                                                                         ---------          ---------
Total Current Assets                                                        58,816             63,078

Property and equipment, net                                                 25,998             24,437
Intangible assets, net                                                      42,588             43,386
Notes receivable                                                               664                720
Other assets                                                                 1,556              1,631
                                                                         ---------          ---------
                                                                         $ 129,622          $ 133,252
                                                                         =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $  18,629          $  19,374
     Grower payables                                                         5,292             13,651
     Related party payables                                                    146                262
     Accrued compensation                                                    1,604              2,470
     Other accrued liabilities                                               9,147              9,522
     Deferred revenue                                                        9,743              2,265
     Line of credit                                                         14,376              9,609
     Current maturities of long term debt                                    3,720              3,584
                                                                         ---------          ---------
Total Current Liabilities                                                   62,657             60,737

Long term debt, less current maturities                                     15,302             16,631
Other liabilities                                                            2,259              2,442
Minority interest                                                              934              1,264
                                                                         ---------          ---------
     Total Liabilities                                                      81,152             81,074

Shareholders' Equity:
     Preferred stock                                                         9,149              9,149
     Common stock                                                           92,786             92,555
     Accumulated deficit                                                   (53,465)           (49,526)
                                                                         ---------          ---------
Total Shareholders' Equity                                                  48,470             52,178
                                                                         ---------          ---------
                                                                         $ 129,622          $ 133,252
                                                                         =========          =========

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended
                                                             -------------------------------
                                                             January 28,       January 30,
                                                                 2001        2000 (restated)
                                                             -----------     ---------------
Revenues:
     Product sales                                            $  33,025         $ 22,062
     Services revenue                                            14,457           11,046
     Service revenue, related party                                 413              559
     License fees                                                    93               93
     Research, development and royalty revenues                     108              130
                                                              ---------         --------
Total revenues                                                   48,096           33,890

Cost of revenue:
     Cost of product sales                                       28,879           18,834
     Cost of services revenue                                    13,393           10,700
                                                              ---------         --------
Total cost of revenue                                            42,272           29,534

Gross profit                                                      5,824            4,356

Operating costs and expenses:
     Research and development                                     1,114            1,051
     Selling, general and administrative                          8,161            5,753
                                                              ---------          -------
Total operating costs and expenses                                9,275            6,804
                                                              ---------          --------
Operating loss                                                   (3,451)          (2,448)

Interest income                                                     141              142
Interest expense                                                   (665)            (330)
Other income (expense)                                               36               (5)
                                                              ---------          --------
Net loss before cumulative effect of change in
   accounting principle                                          (3,939)          (2,641)
Cumulative effect of change in accounting principle                  --           (1,914)
                                                              ---------          --------
Net loss                                                      $  (3,939)        $ (4,555)
                                                              =========          ========
Amounts per common share:
     Net loss before cumulative effect of
        change in accounting principle                        $   (0.24)        $  (0.18)
    Cumulative effect of change in
        accounting principle                                         --            (0.12)
                                                              ---------         ---------
Basic and diluted net loss per share                          $   (0.24)        $  (0.30)
                                                              =========          ========
Shares used in per share computation                             16,150           15,081
                                                              =========          ========


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                 ------------------------------
                                                                                 January 28,      January 30,
                                                                                     2001        2000 (restated)
                                                                                --------------   ---------------
Cash flows from operating activities:
Net loss                                                                        $   (3,939)     $   (4,555)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   1,543           1,193
     Cumulative effect of change in accounting principle                                --           1,914
     Disposal of property and equipment                                                 13              --
     Changes in current assets and liabilities:
         Accounts receivable                                                         4,198           1,048
         Inventory                                                                  (4,463)         (4,969)
         Investment in farming activities                                              933             781
         Prepaid expenses and other current assets                                    (584)          1,503
         Accounts payable                                                             (745)          2,365
         Grower payables                                                            (8,359)           (835)
         Related party payables                                                       (116)            231
         Accrued compensation                                                         (866)           (364)
         Other accrued liabilities                                                    (375)         (2,265)
         Deferred revenue                                                            7,478           5,352
                                                                                ----------      ----------
     Total adjustments                                                              (1,343)          5,954
                                                                                ----------      ----------
Net cash (used in) provided by operating activities                                 (5,282)          1,399
                                                                                ----------      ----------
Cash flows from investing activities:
Decrease (increase) in other assets and liabilities                                   (108)            128
Purchases of property and equipment                                                 (2,310)         (1,173)
Decrease (increase) in notes receivable and advances                                 1,144          (2,609)
Acquisition of Apio, Inc., net of cash received                                         --          (5,813)
                                                                                ----------       ---------
Net cash used in investing activities                                               (1,274)         (9,467)
                                                                                ----------       ---------
Cash flows from financing activities:
Proceeds from sale of preferred stock                                                   --           9,149
Proceeds from sale of common stock                                                     231             211
Borrowings on line of credit                                                        11,089           5,000
Payments on line of credit                                                          (6,322)             --
Borrowings on long term debt                                                           173              --
Repayment of long term debt                                                         (1,366)           (851)
Decrease in minority interest liability                                                (81)            (23)
Distributions to minority interest                                                    (249)           (245)
                                                                                ----------       ---------
Net cash provided by financing activities                                            3,475          13,241
                                                                                ----------       ---------
Net increase (decrease) in cash and cash equivalents                                (3,081)          5,173

Cash and cash equivalents at beginning of period                                     9,589           3,203
                                                                                ----------       ---------
Cash and cash equivalents at end of period                                      $    6,508       $   8,376
                                                                                ==========       =========


                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 28, 2001, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

     The results of operations for the three month period ended January 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended October 28, 2001. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

2.   RECENT PRONOUNCEMENTS

     As of October 30, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

3.   REVENUE RECOGNITION AND RESTATEMENT

     The Company previously recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. On November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in the Staff Accounting Bulletin ("SAB") No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was originally reported as a charge in the quarter ended October 29, 2000. SAB No. 101 was adopted in accordance with APB No. 2 and accordingly the financial statements for the quarter ended January 30, 2000 have been restated as if the provisions of SAB No. 101 had been applied at the beginning of the year of adoption. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During each of the quarters ended January 28, 2001 and January 30, 2000, $93,000 of the related deferred revenue was recognized as "recycled" revenue.

4.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                      January 28,      October 29,
                                                          2001             2000
                                                     ------------      -----------
             Finished goods........................   $    9,799        $   5,889
             Raw material..........................        8,021            7,661
             Work in process.......................        1,144              951
                                                     ------------       ----------
                                                      $   18,964        $  14,501
                                                     ============       ==========

6.   REVOLVING DEBT AND AMENDMENT TO CREDIT AGREEMENT

     The $4.8 million increase in the Company's lines of credit during the first quarter of fiscal year 2001 was due to seasonal needs at Landec Ag for seed corn purchases that will be sold during the Company's second fiscal quarter and for winter sourcing of produce at Apio, Inc. ("Apio") which requires up-front investments of cash.

     In February 2001, the Apio revolving line of credit was amended. The amendment reduces the maximum borrowings from $12.0 million to $10.0 million but increases the computed amount available under the line, determined as a percentage of certain eligible assets (primarily receivables) by $4.0 million through March 31, 2001 and $2.0 million from April 1, 2001 through July 31, 2001. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until August 2001.

7.   BUSINESS SEGMENT REPORTING

     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intellipac(TM) breathable membrane for the retail grocery, club store and food services industry through its Apio subsidiary. The amounts presented for the first quarter of fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through January 30, 2000. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer(R) polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities, corporate operating costs and net interest expense.

  Operations by Business Segment (in thousands):


                                                                  Agricultural
                                                  Food Products       Seed        Corporate
Quarter ended January 28, 2001                     Technology      Technology     and Other        TOTAL
------------------------------                   --------------   ------------    ----------     ---------
Net sales..................................      $  44,920        $      52       $   3,124      $  48,096
Net loss..................................       $    (821)       $  (2,587)      $    (531)     $  (3,939)

Quarter ended January 30, 2000
------------------------------
Net sales..................................      $  30,233        $     255       $   3,402      $  33,890
Net loss before cumulative effect of change
in accounting principle.......................   $     (18)       $  (2,446)      $    (177)     $  (2,641)

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000. Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

     Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other polymer products for a variety of food products, agricultural products, and licensed partner applications. This proprietary polymer technology is the foundation, and key differentiating advantage, upon which Landec has built its business.

     Landec's Food Products Technology business, operated through its wholly owned subsidiary Apio, combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when Landec acquired Apio, Inc. and certain related entities (collectively "Apio").

     Landec's Agricultural Seed Technology business, operated through its wholly owned subsidiary Landec Ag, combines Landec's proprietary seed coating technology with a unique Fielder's Choice Direct system of selling called eDC(TM) - e-commerce, direct marketing and consultative sales.

     In addition to its core businesses, Landec also operates a Technology Licensing/Research and Development Business which licenses products to industry leaders such as Alcon Laboratories, Inc. and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb, CelPril, a subsidiary of Aventis CropScience and UCB Chemicals Corporation.

     To support the polymer manufacturing needs of the core businesses, Landec has developed and acquired lab scale and pilot plant capabilities in Menlo Park, California and scale-up and commercial manufacturing capabilities at its Dock Resins Corporation subsidiary ("Dock Resins") in Linden, New Jersey. In addition to providing manufacturing capabilities, Dock Resins sells industrial specialty products under the Doresco(R) trademark which are used by more than 300 customers throughout the United States in coatings, printing inks, laminating and adhesives markets.

     Landec's core polymer manufacturing products are based on its patented proprietary Intelimer(R) polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

     Based on this core technology, Landec has launched to date four broad product lines - QuickCast(TM) splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac(TM) breathable membranes for the fresh-cut produce packaging market beginning in September 1995; Intelimer polymer systems for the industrial specialties market beginning in June 1997; and Intellicoat(R) coatings for inbred corn seed beginning in October 1999.

     Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through January 28, 2001, Landec's accumulated deficit was $53.5 million.

RESULTS OF OPERATIONS

     Total revenues were $48.1 million for the first quarter of fiscal year 2001 compared to $33.9 million for the first quarter of fiscal year 2000. Revenues from product sales and services increased to $47.9 million in the first quarter of fiscal year 2001 from $33.7 million in the first quarter of fiscal year 2000. The increase in product sales and service revenues was primarily due to including the results of Apio for a full quarter in fiscal year 2001 versus only two months in fiscal year 2000. Revenues from license fees remained unchanged at $93,000 for the first quarter of fiscal year 2001 and the first quarter of fiscal year 2000. Revenues from research and development funding were $108,000 for the first quarter of fiscal year 2001 compared to $130,000 for the first quarter of fiscal year 2000.

     Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $42.3 million for the first quarter of fiscal year 2001 compared to $29.5 million for the first quarter of fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services remained unchanged at 12% in the first quarter of fiscal year 2001 and the first quarter of fiscal year 2000. Although the gross profit percentage remained the same, the underlying basis has changed. In the first quarter of fiscal year 2000, the Company incurred startup costs associated with Apio's new 35,000 square foot value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products and had high costs associated with sourcing crops during the winter months. During the first quarter of fiscal year 2001, the Company incurred no start-up costs but realized much higher crop sourcing costs as compared to the first quarter of fiscal year 2000. The increase in crop sourcing costs was due to an industry shortage of essential value-added produce items which had to be purchased at inflated prices on the open market in November and early December during the critical holiday season and losses incurred on the Company's investment in farming activities in the desert due to an oversupply of commodity products in late December and January. Overall gross profit increased from $4.4 million in the first quarter of fiscal year 2000 to $5.8 million in the first quarter of fiscal year 2001, an increase of 34%, primarily due to gross profit from Apio of $4.7 million in the first quarter of fiscal year 2001 compared to $3.6 million during the first quarter of 2000.

     Research and development expenses remained flat at $1.1 million for the first quarter of fiscal years 2001 and 2000. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products. The Company expects that total research and development spending in fiscal year 2001 will remain comparable to the prior year in absolute dollars but will decrease as a percent of revenue as more products transition from research and development stages to commercialization.

     Selling, general and administrative expenses were $8.2 million for the first quarter of fiscal year 2001 compared to $5.8 million for the first quarter of fiscal year 2000, an increase of 42%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased primarily as a result of expenses from Apio of $4.8 million in the first quarter of fiscal year 2001 compared to $2.9 million in the same period last year. This increase is due to including the results from Apio for a full quarter in fiscal year 2001 versus only two months in fiscal year 2000. Specifically, sales and marketing expenses increased to $3.3 million for the first quarter of fiscal year 2001 from $2.9 million for the first quarter of fiscal year 2000. Landec expects that total selling, general and administrative spending for existing and newly acquired products will continue to increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

     Interest income was virtually the same at $141,000 for the first quarter of fiscal year 2001 compared to $142,000 for the first quarter of fiscal year 2000. Interest expense increased from $330,000 in the first quarter of fiscal year 2000 to $665,000 in the first quarter of fiscal year 2001 primarily due to the increase in debt from the acquisition of Apio on December 2, 1999 and line of credit borrowings at Landec Ag.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 28, 2001, the Company had cash and cash equivalents of $6.5 million, or a net decrease of $3.1 million from $9.6 million at October 29, 2000. This decrease was primarily due to: (a) cash used in operations of $5.3 million; and (b) the purchase of $2.3 million of property, plant and equipment; partially offset by net borrowings under the Company's lines of credit of $4.8 million.

     During the first quarter of fiscal year 2001, Landec purchased equipment to support the development of Apio's value-added products, and incurred building and laboratory improvement and equipment upgrade expenditures at Dock Resins and initiated implementation of a new ERP business system at Apio. These expenditures represented the majority of the $2.3 million of property and equipment purchased during the first quarter of fiscal year 2001.

     In November 1999 the Company raised $10 million upon the sale of Preferred Stock ($9.1 million net of issuance costs). In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the loan agreement. In February 2001, the Apio revolving line of credit was amended. The amendment reduces the maximum borrowings from $12.0 million to $10.0 million but increases the computed amount available under the line, determined as a percentage of certain eligible assets (primarily receivables) by $4.0 million through March 31, 2001 and $2.0 million from April 1, 2001 through July 31, 2001. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until August 2001. Management does not believe that the reduction of the borrowing capacity adversely impacts liquidity as the Company has generally not needed to borrow in excess of $10.0 million on the line. In June 2000, Landec Ag established a $3.0 million bank line of credit for working capital needs and a $1.0 million equipment line of credit to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. In February 2001, Dock Resins increased its equipment line of credit by $1.0 million to pay for building and lab improvements. Landec believes that these facilities, the sale of the Reedley facility and related fruit processing equipment, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. If an equity financing occurs it will have a dilutive effect on current shareholders. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

     Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of January 28, 2001 totaled $53.5 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

     At January 28, 2001, Landec's total debt, including current maturities and capital lease obligations, was approximately $33.4 million and the total debt to equity ratio was approximately 69%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

     In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $15.5 million for a performance based earnout and future supply of produce. Of this amount, $4.1 million is due to be paid in August 2001.

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

     Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag and Dock Resins are subject to certain restrictive covenants in their Loan Agreements which limit the ability of Landec Ag and Dock Resins to make payments on debt owed to Landec. Landec has pledged substantially all of Apio's, Landec Ag's and Dock Resins' assets to secure their bank debt. Landec's failure to comply with the obligations under the Loan Agreement, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the Loan Agreement.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

     In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Intellicoat, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results, such as the high cost of sourcing product during the first quarter of 2001 as a result of weather related freezes in November and early December of 2000. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

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

WE FACE COMPETITION IN THE MARKETPLACE

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

     Although Landec believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for Landec. Landec anticipates that a portion of its products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. Landec's reliance on this facility involves a number of potential risks, including the unavailability of, or interruption in access to, some process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. In February 2000, Dock Resins had a fire in its research and development laboratory in Linden, New Jersey which hindered its ability to develop new products and samples for potential and existing customers.

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

ADVERSE WEATHER CONDITIONS CAN CAUSE SUBSTANTIAL DECREASES IN OUR SALES AND/OR INCREASES IN OUR COSTS

     Landec's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes may adversely affect the supply of vegetables and fruits used in Landec's business, which could reduce the sales volumes and/or increase the unit production costs. During the first quarter of fiscal year 2001, optimal weather conditions after the November/December freezes resulted in an over supply of certain crops in which the Company had an invested interest. The over supply resulted in reduced prices for these crops which caused the Company to report a loss on its investment during the first quarter of fiscal year 2001. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken Landec's financial condition.

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

OUR INTERNATIONAL OPERATIONS AND SALES MAY EXPOSE OUR BUSINESS TO ADDITIONAL
RISKS

     During the first quarter of fiscal year 2001, approximately 13% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS

     During the first quarter of fiscal year 2001, sales to Landec's top five customers accounted for approximately 50% of Landec's revenues, with the top customer accounting for 20% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Intellicoat have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's reported market risks since the end of fiscal year 2000.

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

              None

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LANDEC CORPORATION


                                         By: /s/     Gregory S. Skinner
                                            ------------------------------------
                                                     Gregory S. Skinner
                                             Vice President, Finance and Chief
                                             Financial Officer (Duly Authorized
                                             and Principal Financial and
                                             Accounting Officer)

Date: March 13, 2001