Form 10-Q
period 2001-04-29
LANDEC CORP \CA\
filed 2001-06-13
CIK 1005286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED APRIL 29, 2001, or

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

     As of May 25, 2001, there were 16,348,138 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

                               LANDEC CORPORATION

                 FORM 10-Q For the Quarter Ended April 29, 2001

                                      INDEX

                                                                                                               Page

               Facing sheet                                                                                     1

               Index                                                                                            2

PART I.        FINANCIAL INFORMATION

Item 1.        a)     Consolidated condensed balance sheets as of April 29, 2001 and October 29, 2000           3

               b)     Consolidated statements of operations for the three months and six months ended
                      April 29, 2001 and April 30, 2000.                                                        4

               c)     Consolidated statements of cash flows for the six months ended April 29, 2001 and
                      April 30, 2000.                                                                           5

               d)     Notes to consolidated financial statements                                                6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       19

PART II.       OTHER INFORMATION                                                                                20

Item 1.        Legal Proceedings                                                                                20

Item 2.        Changes in Securities and Use of Proceeds                                                        20

Item 3.        Defaults Upon Senior Securities                                                                  20

Item 4.        Submission of Matters to a Vote of Security Holders                                              20

Item 5.        Other Information                                                                                21

Item 6.        Exhibits and Reports on Form 8-K                                                                 21

               a)     Exhibits                                                                                  21

               b)     Reports on Form 8-K                                                                       21

               Signature                                                                                        22

               Index to Exhibits                                                                                23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LANDEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  April 29,    October 29,
                                                                    2001         2000
                                                                  ---------    ---------
                            ASSETS
Current Assets:
   Cash and cash equivalents                                      $   5,937    $   9,589
   Accounts receivable, less allowance for doubtful accounts of
     $587 and $627 at April 29, 2001 and October 29, 2000            19,469       22,725
   Inventory                                                         17,853       14,501
   Investment in farming activities                                     288        2,672
   Notes and advances receivable                                      6,901        8,519
   Notes receivable, related party                                      156          151
   Prepaid expenses and other current assets                          1,861        1,958
   Assets held for sale                                               3,014        2,963
                                                                  ---------    ---------

Total Current Assets                                                 55,479       63,078

Property and equipment, net                                          27,021       24,437
Intangible assets, net                                               42,148       43,386
Notes receivable                                                        689          720
Other assets                                                            886        1,631
                                                                  ---------    ---------
                                                                  $ 126,223    $ 133,252
                                                                  =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                               $  22,012    $  19,374
   Grower payables                                                    2,859       13,651
   Related party payables                                               381          262
   Accrued compensation                                               1,449        2,470
   Other accrued liabilities                                          9,037        9,522
   Deferred revenue                                                     560        2,265
   Lines of credit                                                   16,666        9,609
   Current maturities of long term debt                               3,757        3,584
                                                                  ---------    ---------
Total Current Liabilities                                            56,721       60,737

Long term debt, less current maturities                              14,597       16,631
Other liabilities                                                     2,087        2,442
Minority interest                                                     1,070        1,264
                                                                  ---------    ---------
Total Liabilities                                                    74,475       81,074

Shareholders' Equity:
Preferred stock                                                       9,149        9,149
Common stock                                                         92,882       92,555
Accumulated deficit                                                 (50,283)     (49,526)
                                                                  ---------    ---------
Total Shareholders' Equity                                           51,748       52,178
                                                                  ---------    ---------
                                                                  $ 126,223    $ 133,252
                                                                  =========    =========

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended             Six Months Ended
                                                        ------------------------      -------------------------
                                                        April 29,   April 30, 2000    April 29,   April 30, 2000
                                                          2001        (restated)         2001        (restated)
                                                        ---------      ---------      ---------      ---------
Revenues:
     Product sales                                      $  47,010      $  43,481      $  80,035      $  65,543
     Services revenue                                      14,422         16,943         28,879         27,989
     Services revenue, related party                          615            202          1,028            761
     Research and development revenues                        122            145            229            275
     License fees                                              93             93            187            187
                                                        ---------      ---------      ---------      ---------
Total revenues                                             62,262         60,864        110,358         94,755

Cost of revenue:
     Cost of product sales                                 36,220         33,406         65,099         52,182
     Cost of product sales, related party                      93             80            107            138
     Cost of services revenue                              13,940         14,899         27,319         25,599
                                                        ---------      ---------      ---------      ---------
Total cost of revenue                                      50,253         48,385         92,525         77,919

Gross profit                                               12,009         12,479         17,833         16,836

Operating costs and expenses:
     Research and development                               1,102          1,103          2,217          2,154
     Selling, general and administrative                    7,290          8,133         15,450         13,886
                                                        ---------      ---------      ---------      ---------
Total operating costs and expenses                          8,392          9,236         17,667         16,040
                                                        ---------      ---------      ---------      ---------
Operating profit                                            3,617          3,243            166            796

Interest income                                               169            274            310            416
Interest expense                                             (620)          (709)        (1,285)        (1,039)
Other income                                                   16            100             52             95
                                                        ---------      ---------      ---------      ---------
Net income (loss) before the cumulative effect of
   change in accounting principle                           3,182          2,908           (757)           268


Cumulative effect of change in accounting principle          --             --             --           (1,914)
                                                        ---------      ---------      ---------      ---------
Net income (loss)                                       $   3,182      $   2,908      $    (757)     $  (1,646)
                                                        =========      =========      =========      =========
Amounts per common share:
   Net income (loss) before cumulative effect of
     change in accounting principle                     $    0.20      $    0.18      $   (0.05)     $    0.01

   Cumulative effect of change in accounting
     principle                                               --             --             --            (0.12)
                                                        ---------      ---------      ---------      ---------

Basic net income (loss) per share                       $    0.20      $    0.18      $   (0.05)     $   (0.11)
                                                        =========      =========      =========      =========
   Net income (loss) before cumulative effect of
     change in accounting principle                     $    0.15      $    0.13      $   (0.05)     $    0.01
   Cumulative effect of change in accounting
     principle                                               --             --             --            (0.12)
                                                        ---------      ---------      ---------      ---------
Diluted net income (loss) per share                     $    0.15      $    0.13      $   (0.05)     $   (0.11)
                                                        =========      =========      =========      =========
Shares used in per share computation:
         Basic                                             16,306         15,993         16,228         15,537
                                                        =========      =========      =========      =========
         Diluted                                           18,357         18,558         16,228         15,537
                                                        =========      =========      =========      =========

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                April 29,  April 30, 2000
                                                                                  2001       (restated)
                                                                                 -------       -------
Cash flows from operating activities:
Net income (loss)                                                               $   (757)     $    268
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                 3,139         2,701
     Cumulative effect of change in accounting principle                            --           1,914
     Disposal of property and equipment                                              486          --
     Changes in current assets and liabilities:
         Accounts receivable                                                       3,256        (4,013)
         Inventory                                                                (3,352)       (2,330)
         Investment in farming activities                                          2,384         1,467
         Prepaid expenses and other current assets                                    97         1,069
         Accounts payable                                                          2,638         7,681
         Grower payables                                                         (10,792)         (197)
         Related party payables                                                      119           157
         Accrued compensation                                                     (1,021)         (344)
         Other accrued liabilities                                                  (485)       (3,654)
         Deferred revenue                                                         (1,705)       (4,125)
                                                                                 -------       -------
     Total adjustments                                                            (5,236)          326
                                                                                 -------       -------
Net cash (used in) provided by operating activities                               (5,993)          594
                                                                                 -------       -------

Cash flows from investing activities:
Decrease in other assets and liabilities                                             390           500
Purchases of property and equipment                                               (4,657)       (1,727)
Decrease (increase) in notes receivable and advances                               1,644        (4,621)
Acquisition costs related to earn-out provisions                                    (363)         (407)
Acquisition of Apio, Inc., net of cash received                                     --          (5,813)
                                                                                 -------       -------
Net cash used in investing activities                                             (2,986)      (12,068)

Cash flows from financing activities:
Proceeds from sale of preferred stock                                               --           9,149
Proceeds from sale of common stock                                                   327           308
Borrowings on lines of credit                                                     21,459         6,177
Payments on lines of credit                                                      (14,402)         --
Borrowing of long term debt                                                          250          --
Repayment of long term debt                                                       (2,113)         (647)
Increase (decrease) in minority interest liability                                    19           (18)
Distributions to minority interest                                                  (213)         (245)
                                                                                 -------       -------
Net cash provided by financing activities                                          5,327        14,724

Net increase (decrease) in cash and cash equivalents                              (3,652)        3,250
Cash and cash equivalents at beginning of period                                   9,589         3,203
                                                                                 -------       -------
Cash and cash equivalents at end of period                                         5,937      $  6,453
                                                                                 =======       =======

                             SEE ACCOMPANYING NOTES.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 29, 2001, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

     The results of operations for the six month period ended April 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended October 28, 2001. For instance, due to the cyclical nature of the corn seed industry, a significant portion of revenues and profits for Landec Ag, Landec's agricultural technology subsidiary, is concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

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

4.   NET INCOME PER SHARE


     The following table sets forth the computation of basic and diluted net income for the periods with net income (in thousands except per share amounts):

                                                             Three Months     Three Months
                                                                Ended             Ended
                                                            April 29, 2001   April 30, 2000
                                                            --------------   --------------
Numerator:
Net income for basic net income per share                      $  3,182        $  2,908
Less:  Minority interest in income of subsidiary                   (458)           (551)
                                                               --------        --------
Net income for diluted net income per share                    $  2,724        $  2,357

Denominator:
Weighted average shares for basic net income per share           16,306          15,993
Effect of dilutive securities:
   Stock Options                                                    384             898
   Convertible preferred stock                                    1,667           1,667
                                                               --------        --------
Total dilutive common shares                                      2,051           2,565

Weighted average shares for diluted net income per share         18,357          18,558

Basic net income per share                                     $   0.20        $   0.18
Diluted net income per share                                   $   0.15        $   0.13


5.   REVENUE RECOGNITION AND RESTATEMENT

     The Company previously recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. On November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in the Staff Accounting Bulletin ("SAB") No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was originally reported as a charge in the quarter ended October 29, 2000. SAB No. 101 was adopted in accordance with APB No. 2 and accordingly the financial statements for the six months ended April 29, 2000 have been restated as if the provisions of SAB No. 101 had been applied at the beginning of the year of adoption. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. For the three months and six months ended April 29, 2001 and April 30, 2000, $93,000 and $187,000, respectively, of the related deferred revenue was recognized as "recycled" revenue.

6.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

                                         April 29,     October 29,
                                           2001           2000
                                          -------       -------
     Finished goods.....................  $ 9,167       $ 5,889
     Raw material.......................    7,745         7,661
     Work in process....................      941           951
                                          -------       -------

                                          $17,853       $14,501
                                          =======       =======


7.   REVOLVING DEBT AND AMENDMENT TO CREDIT AGREEMENT

     The $7.1 million increase in the Company's lines of credit during the first six months of fiscal year 2001 was due to seasonal needs at Landec Ag for seed corn purchases that will be carried over and sold in fiscal year 2002 and for sourcing of produce at Apio, Inc. ("Apio") which requires up-front investments of cash.

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

     In April 2001, the Apio revolving line of credit was further amended. The amendment increases the maximum borrowings to $12.0 million from $10.0 million until July 31, 2001 and increased the interest rate margin by 75 basis points from prime plus .50% to prime plus 1.25%. In addition, the computed amount available under the line as determined as a percentage of certain eligible assets (primarily receivables) was increased by $4.0 million through July 31, 2001 and capital expenditure limits for fiscal year 2001 were increased from $3.3 million up to $5.7 million based on the additional $2.4 million being financed by a third party lender.

     In May 2001, Apio entered into a lease agreement to fund the purchase of an ERP business system. Terms of the agreement are 36 months at an average annual interest rate of 11% with a fair market value buyout at the end of the term. Security for the lease is the hardware portion plus a Letter of Credit ("LOC") equal to 50% of the non-hardware portion of the lease. As of June 12, 2001 the LOC balance was $740,000.

8.   BUSINESS SEGMENT REPORTING

     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intellipac-TM- breathable membrane for the retail grocery, club store and food services industry through its Apio subsidiary. The amounts presented for the first six months of fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through April 30, 2000. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer(R) polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities, corporate operating costs and net interest expense.

Operations by Business Segment (in thousands):



                                                                     Agricultural
                                                  Food Products         Seed           Corporate
Quarter ended April 29, 2001                       Technology        Technology        and Other        TOTAL
-------------------------------------------       --------------   --------------   --------------    ---------
Net sales..................................      $     43,379      $      15,685       $   3,198      $  62,262
Net income (loss)..........................      $       (462)     $       4,049       $    (405)     $   3,182

Quarter ended April 30, 2000
-------------------------------------------
Net sales..................................      $     40,896      $      16,399       $   3,569      $  60,864
Net income (loss)..........................      $     (1,588)     $       4,468       $      28      $   2,908

Six months ended April 29, 2001
-------------------------------------------
Net sales..................................      $     88,299      $      15,737       $   6,322      $ 110,358
Net income (loss)..........................      $     (1,283)     $       1,462       $    (936)     $    (757)

Six months ended April 30, 2000
-------------------------------------------
Net sales..................................      $     71,129      $      16,654       $   6,972      $  94,755
Net income (loss) before cumulative effect of
   change in accounting principle..........      $     (1,834)     $       2,022       $      80      $     268

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

     In addition to its core businesses, Landec also operates a Technology Licensing/Research and Development Business which licenses products to industry leaders such as Alcon Laboratories, Inc., Nitta Corporation and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb, and UCB Chemicals Corporation.

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

     Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through April 29, 2001, Landec's accumulated deficit was $50.3 million.

RESULTS OF OPERATIONS

     Total revenues were $62.3 million for the second quarter of fiscal year 2001, compared to $60.9 million for the second quarter of fiscal year 2000. Revenues from product sales and services increased to $62.0 million in the second quarter of fiscal year 2001 from $60.6 million in the second quarter of fiscal year 2000. The increase in product sales and service revenues was primarily due to increased revenues for Apio's value added fresh-cut vegetable business which increased from $13.3 million in the second quarter of fiscal year 2000 to $16.0 million during the same period of fiscal year 2001, partially offset by a reduction in sales for Landec Ag to $15.7 million in the second quarter of fiscal year 2001 from $16.4 million in the second quarter of fiscal year 2000. The decrease in Landec Ag revenues was due to a decrease in the sales volume of uncoated hybrid corn seed. Revenues from research and development funding were $122,000 for second quarter of fiscal year 2001 compared to $145,000 for the second quarter of fiscal year 2000. Revenues from license fees remained unchanged at $93,000 for the second quarter of fiscal years 2001 and 2000. For the first six months of fiscal year 2001 total revenues were $110.4 million compared to $94.8 million during the same period in 2000. Revenues from product sales and services for the first six months of fiscal year 2001 increased to $109.9 million from $94.3 million during the same period of fiscal year 2000 due primarily to including the results of Apio for a full six months in fiscal year 2001 versus only five months in fiscal year 2000. Revenues from research and development funding for the first six months of fiscal year 2001 decreased to $229,000 from $275,000 during the same period of fiscal year 2000. Revenues from licensing fees remained unchanged at $187,000 for the six month period of fiscal years 2001 and 2000.

     Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $50.3 million for the second quarter of fiscal year 2001 compared to $48.4 million for the second quarter of fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 20% in the second quarter of fiscal year 2000 to 19% in the second quarter of fiscal year 2001. Cost of product sales and services for the first six months of fiscal year 2001 was $92.5 million compared to $77.9 million during the same period in fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased to 16% for the first six months of fiscal year 2001 from 17% during the same period of fiscal year 2000. The decreases in gross profit percentages were primarily the result of Apio's higher costs during fiscal year 2001 associated with sourcing crops during the winter months. Overall gross profit decreased from $12.5 million for the three month period ended April 30, 2000 to $12.0 million for the same period of fiscal year 2001. This decrease was due primarily to lower margins on lower Landec Ag revenues during the second quarter of fiscal year 2001 as compared to the year ago second quarter. For the six month period ended April 30, 2000 gross profits increased from $16.8 million in fiscal year 2000 to $17.8 million for the same period in fiscal year 2001, an increase of 6% for the first six months of fiscal year 2001 compared to the same period in fiscal year 2000. This increase is primarily due to gross profit from Apio value added fresh-cut business partially offset by lower margins on decreased sales at Landec Ag and Apio's increased farming losses from winter season produce sourcing in the desert.

     Research and development expenses remained the same at $1.1 million for the second quarter of fiscal years 2001 and 2000. Research and development expenses also remained flat at $2.2 million for the first six months of fiscal years 2001 and 2000. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of

Landec's enabling side chain crystallizable polymer technology and research and development expenses related to Dock Resins' products.

     Selling, general and administrative expenses were $7.3 million for the second quarter of fiscal year 2001 compared to $8.1 million for the second quarter of fiscal year 2000, a decrease of 10%. For the first six months of fiscal year 2001 selling, general and administrative expenses were $15.5 million compared to $13.9 million during the same period in fiscal year 2000, an increase of 11%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses decreased during the three month period ended April 29, 2001 as compared to the same period of fiscal year 2000 primarily as a result of decreased expenses at Landec Ag after a February 2001 reduction in force. The increase in selling, general and administrative expense during the six month period ended April 29, 2001 as compared to the same period of fiscal year 2000 results from including Apio for a full six months in fiscal year 2001 compared to only five months in fiscal year 2000. Sales and marketing expenses decreased to $3.0 million for the second quarter of fiscal year 2001 from $3.5 million for the second quarter of fiscal year 2000. For the first six months of fiscal year 2001 sales and marketing expenses decreased to $6.2 million from $6.4 million during the same period of fiscal year 2000.

     Interest income for the three and six month periods ended April 29, 2001 were $169,000 and $310,000, respectively, compared to $274,000 and $416,000 for the same periods of fiscal year 2000. These decreases in interest income were due principally to less cash available for investing. Interest expense for the three and six months periods ended April 29, 2001 were $620,000 and $1.3 million, respectively, compared to $709,000 and $1.0 million for the same periods of fiscal year 2000. The decrease in interest expense for the second quarter of fiscal year 2001 as compared to the same period in fiscal year 2000 is due to the capitalization of interest incurred to finance Apio's new business system and Dock Resins' new laboratory and office building. For the six month period interest expense was higher in fiscal year 2001 as compared to fiscal year 2000 due to having Apio debt for a full six months in fiscal year 2001 versus only five months in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 29, 2001, Landec had cash and cash equivalents of $5.9 million, a net decrease of $3.7 million from $9.6 million as of October 29, 2000. This decrease was primarily due to the net of: a) cash used in operations of $6.0 million; b) the purchase of $4.7 million of property, plant and equipment; c) payment on long term debt and to minority interests of $2.4 million, partially offset by; d) net borrowings of $7.3 million and; e) collections of notes receivable and advances of $1.6 million.

     During the first six months of fiscal year 2001, Landec purchased equipment to support the development of Apio's value added products, and incurred building and laboratory improvement and equipment upgrade expenditures at Dock Resins and initiated implementation of a new ERP business system at Apio. These expenditures represented the majority of the $4.7 million of property and equipment purchased during the first six months of fiscal year 2001.

     In November 1999 the Company raised $10 million upon the sale of Preferred Stock ($9.1 million net of issuance costs). In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. In February 2001 and April 2001, the Apio revolving line of credit was amended. The amendments reduce the maximum borrowings from $12.0 million to $10.0 million effective July 31, 2001 and increase the computed amount available under the line, determined as a percentage of certain eligible assets (primarily receivables) by $4.0 million through July 31, 2001. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until August 2001. Management does not believe that the reduction of the borrowing capacity on July 31, 2001, adversely impacts liquidity as the Company has generally not needed to borrow in excess of $10.0 million on the line with the exception of the current year due to excess costs incurred in sourcing produce this winter. In May 2001, Apio entered into a lease agreement to fund the purchase of a new ERP business system. As of June 2001, $1.6 million of the estimated $2.3 million in total costs had been financed. In June 2000, Landec Ag established a $3.0 million bank line of credit for working capital needs based on inventory values and a $1.0 million equipment line of credit to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. In February 2001, Dock Resins increased its equipment line of credit by $1.0 million to pay for building and lab improvements. Landec believes that these facilities, the sale of the Reedley facility and related fruit processing equipment, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. If an equity financing occurs it will have a dilutive effect on current shareholders. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE

     Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of April 29, 2001 totaled $50.3 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

OUR SUBSTANTIAL INDEBTEDNESS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

     At April 29, 2001, Landec's total debt, including current maturities and capital lease obligations, was approximately $35.0 million and the total debt to equity ratio was approximately 68%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

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

     Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum levels of EBITDA (as defined in the Loan Agreement), minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag and Dock Resins are subject to certain restrictive covenants in their loan agreements which limit the ability of Landec Ag and Dock Resins to make payments on debt owed to Landec. Landec has pledged substantially all of Apio's, Landec Ag's and Dock Resins' assets to secure their bank debt. Landec's failure to comply with the obligations under the loan agreements, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreements.

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

     In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which could impact quarterly results, such as the high cost of sourcing product during the first quarter of fiscal year 2001 as a result of weather related freezes in November and early December of 2000. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

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

     Although Landec believes Dock Resins will provide Landec with practical knowledge in the scale-up of Intelimer polymer products, production in commercial-scale quantities may involve technical challenges for Landec. Landec anticipates that a portion of its products will be manufactured in the Linden, New Jersey facility acquired in the purchase of Dock Resins. Landec's reliance on this facility involves a number of potential risks, including the unavailability of, or interruption in access to, some process technologies and reduced control over delivery schedules, and low manufacturing yields and high manufacturing costs. In February 2000, Dock Resins had a fire in its research and development laboratory in Linden, New Jersey which hindered its ability to develop new products and samples for potential and existing customers. The laboratory has been rebuilt and became fully operational in June 2001.


OUR DEPENDENCE ON SINGLE SUPPLIERS MAY CAUSE DISRUPTION IN OUR OPERATIONS SHOULD
   ANY SUPPLIER FAIL TO DELIVER MATERIALS

     No assurance can be given that Landec will not experience difficulty is acquiring materials for the manufacture of its products or that Landec will be able to obtain substitute vendors, or that Landec will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Many of the raw materials used in manufacturing Landec's products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for Landec's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are purchased from a single source. Any interruption of supply could delay product shipments and materially harm our business.

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

ADVERSE WEATHER CONDITIONS CAN CAUSE SUBSTANTIAL DECREASES IN OUR SALES AND/OR
  INCREASES IN OUR COSTS

     Landec's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes may adversely affect the supply of vegetables and fruits used in Landec's business, which could reduce the sales volumes and/or increase the unit production costs. During the first quarter of fiscal year 2001, optimal weather conditions after the November/December freezes resulted in an over supply of certain crops in which the Company had an invested interest. The over supply resulted in reduced prices for these crops which caused the Company to report a loss on its investment during the first six months of fiscal year 2001. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken Landec's financial condition.

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

OUR INTERNATIONAL OPERATIONS AND SALES MAY EXPOSE OUR BUSINESS TO ADDITIONAL
   RISKS

     For the first six months of fiscal year 2001, approximately 13% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

CANCELLATIONS OR DELAYS OF ORDERS BY OUR CUSTOMERS MAY ADVERSELY AFFECT OUR
   BUSINESS

     During the six months ended April 29, 2001, sales to Landec's top five customers accounted for approximately 44% of Landec's revenues, with the top customer accounting for 14% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Landec Ag have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on March 29, 2001 the following proposals were adopted by the margins indicated:


                                                                                  Number of Shares
                                                                                  ----------------
                                                                             Voted For           Withheld
                                                                             ---------           --------
1.  Three Class I directors were elected by the margins indicated to serve until the next odd-numbered year Annual Meeting (2003) during which their successors will be elected and qualified:

         Frederick Frank                                                     12,897,801          1,070,630
         Stephen E. Halprin                                                  12,898,301          1,070,130
         Richard S. Schneider, PH.D.                                         12,898,301          1,070,130

    The three Class II directors were not up for election at the Annual Meeting. These three Class II directors, Gary T. Steele, Kirby. L. Cramer and Richard Dulude, will serve as Class II directors until the next even-numbered Annual Meeting (2002), when their successors will be elected and qualified.


                                                              Voted           Voted                       Broker
                                                               For           Against        Abstain      Non-Votes
                                                           ----------     -------------     -------      ----------
2.  To approve an amendment to the Company's 1996 Stock    12,030,079       1,909,808       28,544            0
    Option Plan to increase the number of shares of
    Common Stock reserved for issuance thereunder by
    500,000 shares to an aggregate total of 2,000,000
    shares.


                                                              Voted           Voted                       Broker
                                                               For           Against        Abstain      Non-Votes
                                                           ----------     -------------     -------      ----------
3.  To ratify the appointment of Ernst & Young LLP as        13,952,302         15,680            449              0
    independent public accountants of the Company for
    the fiscal year ending October 28, 2001.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1+     Amended and Restated Bylaws of Registrant
                  10.17+   1996 Stock Option Plan, as amended
                  10.31+   Amendment No. 2 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2001.
                  10.32+   Amendment No. 3 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 26, 2001.

(b)      Reports on Form 8-K

                  None

-----------------------
+ Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LANDEC CORPORATION


                             By:   /s/           Gregory S. Skinner
                                   --------------------------------------------
                                                 Gregory S. Skinner

                                    Vice President, Finance and Chief Financial
                                    Officer (Duly Authorized and Principal
                                    Financial and Accounting Officer)


Date:    June 13, 2001

                               LANDEC CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         EXHIBIT
------                                         -------
3.1                       Amended and Restated Bylaws of Registrant
10.17                     1996 Stock Option Plan, as amended
10.31                     Amendment No. 2 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2001.
10.32                     Amendment No. 3 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 26, 2001.
