Form 10-Q
period 2001-07-29
LANDEC CORP \CA\
filed 2001-09-12
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended July 29, 2001, or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to .

Commission file number: 0-27446

LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3025618 (IRS Employer Identification Number)

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

Yes  X   No

    As of August 31, 2001, there were 16,562,845 shares of Common Stock and 166,667 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION
FORM 10-Q For the Quarter Ended July 29, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 29, 2001	October 29, 2000
Assets
Current Assets:
Cash and cash equivalents	$5,456	$9,589
Accounts receivable, less allowance for doubtful accounts of $889 and $627 at July 29, 2001 and October 29, 2000	19,259	22,725
Inventory	16,016	14,501
Investment in farming activities	251	2,672
Notes and advances receivable	5,977	8,519
Notes receivable, related party	427	151
Prepaid expenses and other current assets	2,465	1,958
Assets held for sale	2,954	2,963

Total Current Assets	52,805	63,078
Property and equipment, net	28,730	24,437
Intangible assets, net	41,964	43,386
Notes receivable	689	720
Other assets	1,493	1,631

	$125,681	$133,252

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$17,190	$19,374
Grower payables	6,264	13,651
Related party payables	337	262
Accrued compensation	1,727	2,470
Other accrued liabilities	7,922	9,522
Deferred revenue	455	2,265
Lines of credit	17,664	9,609
Current maturities of long term debt	5,139	3,584

Total Current Liabilities	56,698	60,737
Long term debt, less current maturities	15,335	16,631
Other liabilities	1,867	2,442
Minority interest	1,074	1,264

Total Liabilities	74,974	81,074
Shareholders' Equity:
Preferred stock	9,149	9,149
Common stock	93,186	92,555
Accumulated deficit	(51,628)	(49,526)

Total Shareholders' Equity	50,707	52,178

	$125,681	$133,252

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000
		(restated)		(restated)
Revenues:
Product sales	$35,357	$35,279	$115,392	$100,822
Services revenue	12,790	25,443	41,669	53,432
Services revenue, related party	1,830	563	2,858	1,324
Research and development revenues	147	117	376	391
License fees	93	93	280	280

Total revenues	50,217	61,495	160,575	156,249
Cost of revenue:
Cost of product sales	30,095	30,814	95,194	82,995
Cost of product sales, related party	194	105	301	243
Cost of services revenue	12,769	21,978	40,088	47,577

Total cost of revenue	43,058	52,897	135,583	130,815
Gross profit	7,159	8,598	24,992	25,434
Operating costs and expenses:
Research and development	1,180	1,172	3,397	3,326
Selling, general and administrative	6,732	7,481	22,182	21,367

Total operating costs and expenses	7,912	8,653	25,579	24,693

Operating profit (loss)	(753)	(55)	(587)	741
Interest income	175	265	485	681
Interest expense	(744)	(613)	(2,028)	(1,652)
Other (expense) income	(23)	(165)	28	(71)

Net loss before the cumulative effect of change in accounting principle	(1,345)	(568)	(2,102)	(301)
Cumulative effect of change in accounting principle	—	—	—	(1,914)

Net loss	$(1,345)	$(568)	$(2,102)	$(2,215)

Amounts per common share:
Net loss before cumulative effect of change in accounting principle	$(0.08)	$(0.04)	$(0.13)	$(0.02)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.13)	$(0.14)

Shares used in per share computation	16,467	16,006	16,308	15,693

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2001	July 30, 2000
		(restated)
Cash flows from operating activities:
Net loss	$(2,102)	$(301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,755	4,253
Cumulative effect of change in accounting principle	—	1,914
Disposal of property and equipment	530	—
Changes in current assets and liabilities:
Accounts receivable	3,466	(6,553)
Inventory	(1,515)	(3,135)
Investment in farming activities	2,421	1,197
Prepaid expenses and other current assets	(507)	1,180
Accounts payable	(2,184)	5,902
Grower payables	(7,387)	4,376
Related party payables	75	324
Accrued compensation	(743)	224
Other accrued liabilities	(1,600)	(3,873)
Deferred revenue	(1,810)	(3,726)

Total adjustments	(4,499)	2,083
Net cash (used in) provided by operating activities	(6,601)	1,782
Cash flows from investing activities:
Decrease in other assets and liabilities	(437)	477
Purchases of property and equipment	(7,152)	(3,260)
Decrease (increase) in notes receivable and advances	2,297	(4,107)
Acquisition costs related provisions under purchase agreements	(995)	(403)
Acquisition of Apio, Inc., net of cash received	—	(5,813)

Net cash used in investing activities	(6,287)	(13,106)
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	9,149
Proceeds from sale of common stock	631	329
Borrowings on lines of credit	25,515	11,313
Payments on lines of credit	(17,460)	—
Borrowing of long term debt	3,631	—
Repayment of long term debt	(3,372)	(1,671)
Increase in minority interest liability	59	—
Distributions to minority interest	(249)	(121)

Net cash provided by financing activities	8,755	18,999
Net increase (decrease) in cash and cash equivalents	(4,133)	7,675
Cash and cash equivalents at beginning of period	9,589	3,203

Cash and cash equivalents at end of period	5,456	$10,878

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at July 29, 2001, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

    The results of operations for the nine month period ended July 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended October 28, 2001. For instance, due to the cyclical nature of the corn seed industry, a significant portion of revenues and profits for Landec Ag, Landec's agricultural seed technology subsidiary, is concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $2.4 million ($0.15 per share) per year. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 29, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.  Reclassifications

    Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

4.  Revenue Recognition and Restatement

    The Company previously recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. On November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in the Staff Accounting Bulletin ("SAB") No. 101—Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was originally reported as a charge in the quarter ended October 29, 2000. SAB No. 101 was adopted in accordance with APB No. 20 and accordingly the financial statements for the nine months ended July 30, 2000 have been restated as if the provisions of SAB No. 101 had been applied at the beginning of the year of adoption. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. For the three months and nine months ended July 29, 2001 and July 30, 2000, $93,000 and $280,000, respectively, of the related deferred revenue was recognized as "recycled" revenue.

5.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	July 29, 2001	October 29, 2000
Raw material	$7,778	$7,661
Finished goods	7,142	5,889
Work in process	1,096	951

	$16,016	$14,501

6.  Revolving Debt and Amendment to Credit Agreement

    The $8.1 million increase in the Company's lines of credit during the first nine months of fiscal year 2001 was due to seasonal needs at Landec Ag for seed corn purchases that will be carried over and sold in fiscal year 2002 and for sourcing of produce at Apio, Inc. ("Apio") which requires up-front investments of cash.

    In February 2001, the Apio revolving line of credit was amended. The amendment reduced the maximum borrowings from $12.0 million to $10.0 million but increased the computed amount available under the line, determined as a percentage of certain eligible assets (primarily receivables) by $4.0 million through March 31, 2001 and $2.0 million from April 1, 2001 through July 31, 2001. The amendment also precluded the payment of earn-outs due under the Apio purchase agreement until August 2001.

    In February 2001, Dock Resins Corporation ("Dock Resins") increased its line of credit by $1.0 million to pay for building and lab improvements. As of July 29, 2001, $766,000 had been drawn down on the line. The line increase expires in February 2002, accrues interest at libor plus 1.75% or approximately 5.5% as of July 29, 2001. The amount outstanding under the line at February 28, 2002 will be paid off or converted to a term note.

    In April 2001, the Apio revolving line of credit was further amended. The amendment increased the maximum borrowings to $12.0 million from $10.0 million until July 31, 2001 and increased the interest rate margin by 75 basis points from prime plus .50% to prime plus 1.25%. In addition, the computed amount available under the line as determined as a percentage of certain eligible assets (primarily receivables) was increased by $4.0 million through July 31, 2001 and capital expenditure limits for fiscal year 2001 were increased from $3.3 million up to $5.7 million based on the additional $2.4 million being financed by a third party lender. In September 2001, Apio's revolving line of credit was amended again. The amendment permanently increases the maximum borrowings to $12.0 million. The computed amount available under the line as determined as a percentage of certain eligible assets (primarily receivables) was increased by $3.0 million through October 1, 2001, by $2.0 million through November 1, 2001, by $1 million through December 1, 2001 and eliminated entirely by December 2, 2001. In addition, certain financial covenants were amended for fiscal year 2001. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until December 2001.

    For the period ended July 29, 2001, Apio received consents and waivers with respect to non compliance with certain financial covenants contained in its loan agreement with its primary lender. The Company believes it will be in compliance with its debt covenants during the next twelve months.

    In May 2001, Apio entered into a capital lease agreement to fund the purchase of an ERP business system. Terms of the agreement are 36 months at an average annual interest rate of 11% with a fair market value buyout at the end of the term. Security for the lease is the hardware portion plus a Letter of Credit ("LOC") equal to 50% of the non-hardware portion of the lease. As of July 29, 2001, $1.6 million had been borrowed under this lease agreement and the LOC balance was $740,000.

    In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. In addition, under its equipment line $600,000 was converted into a four-year, 8% per annum term note.

7.  Business Segment Reporting

    Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intellipac™ breathable membrane for the retail grocery, club store and food services industry through its Apio subsidiary. The amounts presented for the first nine months of fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through July 30, 2000. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer® polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities, corporate operating costs and net interest expense.

    Operations by Business Segment (in thousands):

Quarter ended July 29, 2001	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$46,491	$440	$3,286	$50,217
Gross profit	$5,789	$88	$1,282	$7,159
Net income (loss)	$55	$(1,777)	$377	$(1,345)
Quarter ended July 30, 2000
Net sales	$57,363	$483	$3,649	$61,495
Gross profit	$7,300	$66	$1,232	$8,598
Net income (loss)	$1,355	$(2,196)	$273	$(568)
Nine months ended July 29, 2001
Net sales	$134,790	$16,177	$9,608	$160,575
Gross profit	$14,900	$6,657	$3,435	$24,992
Net income (loss)	$(2,197)	$(315)	$410	$(2,102)
Nine months ended July 30, 2000
Net sales	$128,491	$17,138	$10,620	$156,249
Gross profit	$14,544	$7,195	$3,695	$25,434
Net income (loss) before cumulative effect of change in accounting principle	$(485)	$(173)	$357	$(301)

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Landec's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

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

    Landec's Agricultural Seed Technology business, operated through its wholly owned subsidiary Landec Ag, combines Landec's proprietary seed coating technology with a unique Fielder's Choice Direct system of selling called eDC™—e-commerce, direct marketing and consultative sales.

    In addition to its core businesses, Landec also operates a Technology Licensing/Research and Development Business which licenses products to industry leaders such as Alcon Laboratories, Inc., Nitta Corporation and Hitachi Chemicals. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb, and UCB Chemicals Corporation.

    To support the polymer manufacturing needs of the core businesses, Landec has developed and acquired lab scale and pilot plant capabilities in Menlo Park, California and scale-up and commercial manufacturing capabilities at its Dock Resins Corporation subsidiary ("Dock Resins") in Linden, New Jersey. In addition to providing manufacturing capabilities, Dock Resins sells industrial specialty products under the Doresco® trademark which are used by more than 300 customers throughout the United States in coatings, printing inks, laminating and adhesives markets.

    Landec's core polymer manufacturing products are based on its patented proprietary Intelimer® polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the space of one or two degrees Celsius from a slick, non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

    Based on this core technology, Landec has launched to date four broad product lines—QuickCast™ splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac™ breathable membranes for the fresh-cut produce packaging market beginning in September 1995; Intelimer polymer systems for the industrial specialties market beginning in June 1997; and Intellicoat® coatings for inbred corn seed beginning in October 1999.

    Landec has been unprofitable during each fiscal year since its inception and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through July 29, 2001, Landec's accumulated deficit was $51.6 million.

Results of Operations

    Total revenues were $50.2 million for the third quarter of fiscal year 2001, compared to $61.5 million for the third quarter of fiscal year 2000. Revenues from product sales and services decreased to $50.0 million in the third quarter of fiscal year 2001 from $61.3 million in the third quarter of fiscal year 2000. The decrease in product sales and service revenues was primarily due to decreased revenues for Apio's "fee for service" whole produce business which decreased from $26.0 million in the third quarter of fiscal year 2000 to $14.6 million during the same period of fiscal year 2001 and from Apio's low margin commission trading business which decreased from $15.7 million in the third quarter of fiscal year 2000 to $13.9 million in the third quarter this year. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision to exit the cash, labor and equipment-intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during the transition period. Volumes in the "fee-for-service" business are expected to be down in the foreseeable future as the Company focuses on higher margin, less cash intensive aspects of its businesses. The decreases in Apio's "fee-for-service" and commission trading businesses were partially offset by an increase in Apio's value-added specialty packaging business which increased to $18.0 million in the third quarter of fiscal year 2001 from $15.6 million in the same period in fiscal year 2000. Revenues from research and development funding were $147,000 for third quarter of fiscal year 2001 compared to $117,000 for the third quarter of fiscal year 2000. Revenues from license fees remained unchanged at $93,000 for the third quarter of fiscal years 2001 and 2000. For the first nine months of fiscal year 2001 total revenues were $160.6 million compared to $156.2 million during the same period in 2000, the increase was primarily due to the growth in the Company's technology-based product sales partially offset by a decrease in service revenues. Revenues from product sales and services for the first nine months of fiscal year 2001 increased to $159.9 million from $155.6 million during the same period of fiscal year 2000 due primarily to including the results of Apio for a full nine months in fiscal year 2001 versus only eight months in fiscal year 2000 and due to growth in the Company's technology-based product sales partially offset by a decrease in service revenues. Revenues from research and development funding for the first nine months of fiscal year 2001 decreased to $376,000 from $391,000 during the same period of fiscal year 2000. Revenues from licensing fees remained unchanged at $280,000 for the nine month period of fiscal years 2001 and 2000.

    Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $43.1 million for the third quarter of fiscal year 2001 compared to $52.9 million for the third quarter of fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services remained unchanged at 14% in the third quarter of fiscal years 2000 and 2001. Cost of product sales and services for the first nine months of fiscal year 2001 was $135.6 million compared to $130.8 million during the same period in fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased to

15% for the first nine months of fiscal year 2001 from 16% during the same period of fiscal year 2000. The decrease in the gross profit percentage for the first nine months of fiscal year 2001 compared to the same period in fiscal year 2000 was primarily the result of Apio's higher costs during fiscal year 2001 associated with sourcing crops during the winter months. Overall gross profit decreased from $8.6 million for the three month period ended July 30, 2000 to $7.2 million for the same period of fiscal year 2001. This decrease was due primarily to lower margins on lower Apio service revenues during the third quarter of fiscal year 2001 as compared to the year ago third quarter. For the nine month period ended July 29, 2001, gross profits decreased from $25.4 million in fiscal year 2000 to $25.0 million for the same period in fiscal year 2001, a decrease of 2% for the first nine months of fiscal year 2001 compared to the same period in fiscal year 2000. This decrease is primarily due to lower margins on decreased sales at Landec Ag, lower margins on decreased service revenues at Apio and Apio's increased farming losses from winter season produce sourcing in the desert partially offset by higher gross profits from Apio's value-added fresh-cut business.

    Research and development expenses remained the same at $1.2 million for the third quarter of fiscal years 2001 and 2000. Research and development expenses also remained virtually flat at $3.4 million for the first nine months of fiscal year 2001 compared to $3.3 million for the first nine months of fiscal year 2000. Landec's research and development expenses consist primarily of expenses related to new product development, process scale-up work, and investments in patents to protect intellectual property content of Landec's enabling side chain crystallizable polymers.

    Selling, general and administrative expenses were $6.7 million for the third quarter of fiscal year 2001 compared to $7.5 million for the third quarter of fiscal year 2000, a decrease of 10%. For the first nine months of fiscal year 2001 selling, general and administrative expenses were $22.2 million compared to $21.4 million during the same period in fiscal year 2000, an increase of 4%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses decreased during the three month period ended July 29, 2001 as compared to the same period of fiscal year 2000 primarily as a result of decreased expenses at Landec Ag after a February 2001 reduction in force and because of decreased sales and marketing expenses at Apio. The increase in selling, general and administrative expense during the nine month period ended July 29, 2001 as compared to the same period of fiscal year 2000 results from including Apio for a full nine months in fiscal year 2001 compared to only eight months in fiscal year 2000. Sales and marketing expenses decreased to $2.9 million for the third quarter of fiscal year 2001 from $3.2 million for the third quarter of fiscal year 2000. For the first nine months of fiscal year 2001 sales and marketing expenses decreased to $9.0 million from $9.7 million during the same period of fiscal year 2000.

    Interest income for the three and nine month periods ended July 29, 2001 was $175,000 and $485,000, respectively, compared to $265,000 and $681,000 for the same periods of fiscal year 2000. These decreases in interest income were due principally to less cash available for investing. Interest expense for the three and nine months periods ended July 29, 2001 was $744,000 and $2.1 million, respectively, compared to $613,000 and $1.7 million for the same periods of fiscal year 2000. The increases in interest expense were due to having Apio debt for a full nine months in fiscal year 2001 versus only eight months in fiscal year 2000 and having a higher average debt balance outstanding.

Liquidity and Capital Resources

    As of July 29, 2001, Landec had cash and cash equivalents of $5.5 million, a net decrease of $4.1 million from $9.6 million as of October 29, 2000. This decrease was primarily due to the net of: a) cash used in operations of $6.6 million; b) the purchase of $7.2 million of property, plant and equipment, partially offset by; c) borrowings net of repayments of $8.3 million and; d) collections of notes receivable and advances of $2.3 million.

    During the first nine months of fiscal year 2001, Landec purchased equipment to support the development of Apio's value added products, and incurred building and laboratory improvement and equipment upgrade expenditures at Dock Resins and initiated implementation of a new ERP business system at Apio. These expenditures represented the majority of the $7.2 million of property and equipment purchased during the first nine months of fiscal year 2001.

    In November 1999 the Company raised $10 million upon the sale of Preferred Stock ($9.1 million net of issuance costs). In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. As of July 29, 2001 Apio was not in compliance with two of these financial covenants and received consents and waivers with respect to the non compliance from Bank of America for the period ended July 29, 2001. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. In February 2001, April 2001 and September 2001, the Apio revolving line of credit was amended. The amendments adjusted the minimum ratios required to meet the fixed charge coverage and leverage ratios and increased the computed amount available under the line ("overline"), determined as a percentage of certain eligible assets (primarily receivables) by (1) $3.0 million through October 1, 2001 (2) $2 million through November 1, 2001 and, (3) $1 million through December 1, 2001 and would eliminate the overline entirely by December 2, 2001. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until December 2001.

    In May 2001, Apio entered into a capital lease agreement to fund the purchase of a new ERP business system. As of July 29, 2001, $1.6 million of the estimated $2.3 million in total costs had been financed. In June 2000, Landec Ag established a $3.0 million bank line of credit for working capital needs based on inventory values and a $1.0 million equipment line of credit to be used to fund the expansion of the manufacturing capabilities of Intellicoat seed coating products. In June 2001, Landec Ag's line of credit was increased by $2.4 million to $5.4 million through February 2002. As of July 29, 2001, $4.2 million was outstanding under Landec Ag's line of credit. Under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001 that $600,000 was converted to a four-year, 8% per annum, term note. In February 2001, Dock Resins increased its line of credit by $1.0 million to pay for building and lab improvements. As of July 29, 2001, $766,000 had been borrowed under this increased line amount.

    Landec believes that these facilities, the planned sale of the Reedley facility and related fruit processing equipment and other non-essential assets and select licensing deals involving upfront payments, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. If an equity financing occurs it will have a dilutive effect on current shareholders. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; the continued assimilation and integration of Apio into Landec; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

We Have a History of Losses Which May Continue

    Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of July 29, 2001 totaled $51.6 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

    At July 29, 2001, Landec's total debt, including current maturities and capital lease obligations, was approximately $38.1 million and the total debt to equity ratio was approximately 75%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

    In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $15.0 million for a performance based earnout and future supply of produce. Of this amount, $4.1 million relates to the earn out from fiscal year 2000 that is due to be paid in December 2001.

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

    Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. As of July 29, 2001, Apio was not in compliance with two of the financial covenants. The Company received a waiver for non-compliance from its bank and the Loan Agreement was amended to make certain of the covenants less restrictive. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag and Dock Resins are subject to certain restrictive covenants in their loan agreements which limit the ability of Landec Ag and Dock Resins to make payments on debt owed to Landec. Landec has pledged substantially all of Apio's, Landec Ag's and Dock Resins' assets to secure their bank debt. Landec's failure to comply with the obligations under the loan agreements, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreements.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

    For the first nine months of fiscal year 2001, approximately 16% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. Landec expects that with the acquisition of Apio and its export business, international revenues will become an important component of its total revenues. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

    During the nine months ended July 29, 2001, sales to Landec's top five customers accounted for approximately 42% of Landec's revenues, with the top customer accounting for 14% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio, Dock Resins and Landec Ag have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products manufactured in the Linden, New Jersey facility or processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

      None.

    (b)  Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
By:	/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date: September 12, 2001

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
LANDEC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (In thousands)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
LANDEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES