Form 10-K
period 2001-10-28
LANDEC CORP \CA\
filed 2002-01-25
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 2001, or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $59,742,000 as of January 7, 2002, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 7, 2002, there were 16,592,056 shares of Common Stock and 309,524 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2002 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

General

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which the Company has built its business.

        The principal products and services offered by the Company in its two core businesses—Food Products Technology and Agricultural Seed Technology—and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 1999 through 2001 is summarized in Note 13 to the Consolidated Financial Statements.

        Landec's Food Products Technology business, operated through its subsidiary Apio Inc., combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively "Apio").

        Landec's Agricultural Seed Technology business, operated through its subsidiary Landec Ag, Inc. ("Landec Ag"), combines Landec's proprietary Intellicoat® seed coating technology with its unique eDC™—e-commerce, direct marketing and consultative selling—capabilities which it obtained with its acquisition of Fielder's Choice Direct ("Fielder's Choice"), a direct marketer of hybrid seed corn, in September 1997.

        In addition to its two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses products outside of Landec's core businesses to industry leaders such as Alcon Laboratories, Inc. ("Alcon") and UCB Chemicals, a subsidiary of UCB S.A. of Belgium ("UCB"). The Company also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb. For segment disclosure purposes, the Technology Licensing/Research and Development business is included in Corporate and Other (see Note 13 to the Consolidated Financial Statements).

        To remain focused on its core businesses, Landec's Board of Directors approved in October 2001 the sale of Dock Resins Corporation ("Dock Resins"), the Company's specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. The Company expects a sale of Dock Resins to close in the first half of 2002. As a result of the decision to sell Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all years presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

        The Company's core polymer products are based on its patented proprietary Intelimer® polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

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

        Landec's Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1°C to 2°C. These changes can be designed to occur at relatively low temperatures (0°C to 100°C) that are relatively easy to maintain in industrial and commercial environments. Figure 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.

        Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the controlled use of hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0°C to 100°C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in Figure 2 below.

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

        Landec's Intelimer materials are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as soybean and palm oils, that are highly purified and designed to be manufactured economically through known synthesis processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthesis process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.

Description of Core Business

        The Company participates in two core business segments—Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct on going research and development through its Technology Licensing/Research and Development Business.

  Food Products Technology Business

        Landec began marketing in early fiscal year 1996 its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the food industry. Landec's unique technology enabled Landec's customers to enter into and develop new businesses in this fresh-cut produce market (also known as the "value-added" market). In December 1999, the Company acquired Apio, Landec's largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. Landec's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business places Landec in the unique position of providing the fresh-cut and whole produce market with both technology and access to larger and broader markets.

  The Technology and Market Opportunity: Intellipac Breathable Membranes

        Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and are therefore limited in their ability to be distributed broadly to markets. The Company's Intellipac breathable membranes extend the shelf life and quality of fresh-cut and whole produce.

        Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. According to the Produce Marketing Association ("PMA"), in 2000, the total U.S. fresh produce market exceeded $80 billion. Of this, U.S. retail sales of fresh-cut produce were an estimated $12 billion. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality and nutritious produce delivered to the point of sale. The PMA estimates that by 2003, annual retail sales in the U.S. of fresh-cut produce could grow to $19 billion.

        Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due primarily to limitations in film and plastic tray materials used to package fresh-cut produce. After harvesting, vegetables and fruits continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and, in some cases, promote the growth of microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged. Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruits, has low respiration requirements.

        The respiration rate of produce varies from vegetable-to-vegetable and from fruit-to-fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive vegetable and fruit markets. The Company believes that today's conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, green onions, asparagus, papayas, bananas and berries will require a more versatile and sophisticated packaging solution for which the Company's Intellipac breathable membranes were developed.

        The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce—a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intellipac technology is well suited to the challenges of the produce distribution process.

        Using its Intelimer polymer technology, Landec has developed Intellipac breathable membranes that it believes address many of the shortcomings of conventional packaging materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable "window" acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

  •
  High Permeability. Landec's Intellipac breathable membranes are designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce.

  •
  Ability to Adjust Oxygen and Carbon Dioxide Permeability. Conventional packaging films diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intellipac packages can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce.

  •
  Temperature Responsiveness. Landec has developed breathable membranes that can be designed to increase or decrease in permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline. The temperature responsiveness of these membranes allows ice to be removed from the distribution system which results in numerous benefits. These benefits include (1) a substantial decrease in freight cost, (2) reduced risk of contaminated produce because ice can be a carrier of micro organisms, (3) the elimination of expensive waxed cartons that cannot be recycled, and (4) the potential decrease in work related accidents due to melted ice.

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

        Landec manufactures its Intellipac breathable membrane packaging both internally and through selected qualified contract manufacturers and markets and sells Intellipac breathable membrane packaging directly to food distributors.

  The Business: Apio, Inc.

        In December 1999, Landec completed the acquisition of Apio and certain related entities. Landec paid $21.0 million in cash and Landec Common Stock, before expenses, at close and $1.1 million in January 2001 with another $1.2 million to be paid in the first quarter of fiscal year 2002, $579,000 to be paid in the second quarter of fiscal year 2002 and $4.4 million, which includes $273,000 of accrued interest, due to be paid by October 2002. After the payments in fiscal year 2002, an additional $3.7 million in future payments may be paid over the next three years. Apio had revenues of approximately $174 million in fiscal year 2001 and $179 million in the eleven-month period ended October 29, 2000.

        Based in Guadalupe, California, Apio, when acquired in 1999, consisted of two major businesses—first being the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in Landec's Intellipac packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. Apio currently has approximately 12,500 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last 6 years, sources a variety of fresh-cut vegetables to the top retail grocery chains representing over 7,600 retail and club stores. During the fiscal year ended October 28, 2001, Apio shipped more than 21 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

        During the third quarter of fiscal year 2001, the Company announced that Apio was discontinuing its field harvesting and packing operations in order to focus on its specialty packaging technology products, and the marketing and sales of whole produce products. Exiting the labor and equipment-intensive field harvesting and packing portion of the "fee-for-service" business and focusing on selling and marketing of whole produce should result in considerably higher margins per dollar of revenue. As a result of the transition of Apio's "fee-for-service" business, the Company anticipates that service revenues will decrease in fiscal year 2002 as compared to fiscal year 2001. Annual revenues from the "fee-for-service" business for fiscal 2002 are projected to decrease to a range of $30 million to $35 million from $55.5 million in fiscal 2001. However, gross margins as a percent of revenues for the

"fee-for-service" business are projected to increase to between 20% to 25% from the current average margin of 12%.

        In September 2000, the Company discontinued its processing of fruit at its Reedley facility. The Company has put the facility and the packing and cold storage assets up for sale. The Company will continue to provide field support, and sales and marketing services to current contracted growers through Apio's existing staff. As a result of the shutdown of the Reedley facility, the Company recorded a $525,000 charge during the fourth quarter of fiscal year 2000, primarily for severance and payroll related costs. This amount was fully paid in fiscal year 2001. The sale is expected to result in a gain. The current net book value of the assets is $2.8 million.

        There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

  •
  Full Service Supplier: Apio has structured its business as a full service marketer and seller of vegetables, fruits, and fresh-cut value-added produce. It is focused on developing its Eat Smart™ brand name for all of its fresh-cut value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

  •
  Reduced Farming Risks: Apio is unique in that it takes considerably less farming risk than its competitors. Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and charges for services that include cooling, shipping and marketing. The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut value-added processing business.

  •
  Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut value-added business. Apio's 35,000 square foot value-added processing plant packed more than 69.5 million pounds of produce in the past twelve months. The value-added processing facility has recently been expanded to 49,000 square feet. Ninety percent of Apio's value-added products utilize Landec's proprietary Intellipac membrane technology. The Company's strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

  •
  Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using Intellipac packaging technology.

  •
  Expanded Product Line Using Technology: Apio, through the use of Landec's Intellipac membrane technology, is in the early stages of changing selective categories of the whole produce business. Its introduction of iceless packaging for broccoli crowns in November 2000 is the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intellipac technology. New iceless packaging is available for broccoli, cauliflower and green onions.

        For the past 6 years, the Company has marketed its Eat Smart fresh-cut vegetables, party trays and iceless products using Intellipac specialty packaging and has now expanded its technology to include packaging for bananas. The Company is currently conducting laboratory, shipping, ripening room and retail grocery store trials on its own and with select banana companies. Bananas are a $4 to $4.5 billion annual worldwide market for distributors, which in turn, is a $9 to $10 billion annual worldwide market for retailers. Bananas are the nation's leading produce item, contributing approximately nine to ten percent of produce department sales in the United States.

        Recent trials have shown that Intellipac breathable membrane packaging can significantly extend the shelf life of bananas at the prime color stage for consumers and retailers. By extending the shelf life of the number one item in the produce department, retailers can reduce shrink (waste) and increase sales by displaying bananas at the optimum ripeness.

        The Company is finalizing scale-up and validation work before commercially launching the banana packaging technology. The likely initial launch will be in early 2002 under the Eat Smart label. The Company, in parallel, is conducting trials with select banana companies.

        In addition to the introduction of specialty packaging for bananas, the Company has rapidly extended its commercialization of Intellipac technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns, export cut broccoli crowns, cauliflower and green onions.

        In November 2000, the Company introduced eighteen-pound cases of iceless packaging for broccoli crowns, its first whole produce item that utilizes its Intellipac packaging technology. Since that successful introduction, six other products have been launched using the Company's iceless Intellipac case liners.

        The Company's specialty packaging for case liner products reduces freight expense up to 50% by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits. The Company's new packaging system can decrease the potential for work-related accidents due to melted ice, eliminate the risk of ice as a carrier of microorganisms that could potentially contaminate produce and eliminate the need for expensive waxed cartons that cannot be recycled.

        The Company also anticipates that in early 2002, commercial shipments will begin for a re-sealable package utilizing the Intellipac technology on its larger-sized fresh-cut vegetable packages. The Company expects the re-sealable package to facilitate the introduction of new retail products and to enhance sales of three-pound bags at club stores.

        Additional product enhancements in the fresh-cut vegetable line include a new five-pound rectangular vegetable party tray launched in December 2001. This new shaped tray is convenient for storage in consumers' refrigerators and expands the Company's wide-ranging party tray line.

        The Company also recently introduced its new Eat Smart meals. These meals are designed to enhance Apio's fresh-cut vegetable category with additional options to further capitalize on the high demand for wholesome and convenient products. The Eat Smart meal line is comprised of three ready-to-prepare meals; chicken stir-fry, stir fry with noodles and potato leek soup.

  Agricultural Seed Technology Business

        Landec formed its Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995. Landec Ag's strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat® seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

  The Technology and Market Opportunity: Intellicoat Seed Coatings

        Landec has developed and, through Landec Ag, is conducting field trials of its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows. These coatings are initially being applied to corn, soybean, and canola seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 2001 in the United States for corn, soybean, and canola seed exceeded 76.1 million, 75.4 million, and 1.6 million, respectively.

        In fiscal year 2000, the Company successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed. As a result of the success realized in fiscal year 2000, the Company expanded its sales of inbred corn seed coating products in fiscal year 2001 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by 31 seed companies in the United States. In addition, based on the successful field trial results during 2000 for its Relay Crop™ System for wheat and coated soybeans and its Early Plant™ hybrid coated seed corn, the Company expanded its sales in 2001. The Company's Relay Crop System will allow farmers to plant and harvest two crops during the same year on the same land, providing significant financial benefit for the farmer. Early Plant hybrid seed corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 2 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid seed corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid seed corn product if they were able to plant a portion of their acreage up to one month early. The Company estimates that 1 of every 7 corn acres could be converted to Intellicoat coated seed within 3 years of industry-wide commercialization.

        Currently, farmers must work within a narrow window of time to plant seeds. If the seeds are planted too early, they may rot or suffer chilling injury due to the absorption of water at cold soil temperatures below which germination occurs. If they are planted too late, the growing season may end prior to the crop reaching full maturity. In either case, the resulting crop yields are sub-optimal. Moreover, the planting window can be fairly brief, requiring the farmer to focus almost exclusively on planting during this time. Seeds also germinate at different times due to variations in absorption of water, thus providing for variations in the growth rate of the crops.

        The Company's Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating's pre-set temperature switch. Intellicoat seed coatings are designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature close to where seed germination normally occurs, the polymer's permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coatings provide the following advantages: a longer planting window, avoidance of chilling injury, more uniform germination and better utilization of equipment and labor. As a result, the Company believes that Intellicoat seed coatings offer the potential for improvements in crop yields and net income to the farmer.

  The Business: Landec Ag

        In September 1997, Landec Ag completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock for Fielder's Choice. Terms of the agreement include a cash earn-out of $2.4 million based on future sales of Fielder's Choice Direct® hybrid seed corn. As of October 28, 2001, $1.6 million of the earn-out had been earned and paid. Fielder's Choice had sales of approximately $15.2 million for the twelve months ended October 31, 1999, $17.2 million for the twelve months ended October 29, 2000 and $16.2 million for the twelve months ended October 28, 2001.

        Based in Monticello, Indiana, Fielder's Choice offers a comprehensive line of hybrid seed corn to more than 14,000 farmers in over forty states through direct marketing programs. The success of Fielder's Choice comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. The Company believes that this direct channel of distribution provides a 35% cost advantage to its customers.

        In order to support its direct marketing programs, Fielder's Choice has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called "eDC", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 90,000 farmers. In August 1999, the Company launched the seed industry's first comprehensive e-commerce website. This new website furthers the Company's ability to provide a high level of consultation to Fielder's Choice customers, backed by a six day a week call center capability that enables the Company to use the internet as a natural extension of its direct marketing strategy.

        The acquisition of Fielder's Choice was strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of a direct channel of distribution, telephonic and electronic commerce capabilities will enable Landec Ag to more quickly achieve meaningful market penetration.

  Technology Licensing/Research and Development Businesses

        The Company believes its technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses. For example, Landec's core patented technology Intelimer materials, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, the Company has entered into or will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

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

        Intelimer Polymer Systems.    Landec has developed award wining latent catalysts useful in extending pot-life, extending shelf-life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. and The Norac Company. The Company has also developed Intelimer polymer materials useful in enhancing the formulating options for various personal care products. Landec's pressure sensitive adhesives ("PSA") technology is currently being evaluated in a variety of industrial and medical applications where strong adhesion to a substrate (i.e. steel, glass, silicon, skin, etc.) is desired for a defined time period and upon thermal triggering, results in a significant peel strength reduction. For example, select PSA systems exhibit greater than 90% reduction in peel strength upon warming, making them ideal for applications on fragile substrates.

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

        UCB Chemicals Corporation.    On April 10, 2000, the Company entered into a research and development agreement with UCB Chemicals Corporation ("UCB"), an operating entity of UCB S.A., a major pharmaceutical and chemical company located in Belgium. UCB's chemical business is a major supplier of radiation curing and powder coating resins. Under this agreement, the Company will explore polymer systems for evaluation in several industrial product applications. Based on the success of this initial research and development collaboration, in December 2001, the Company entered into a $2.5 million license and research and development agreement with UCB. This new agreement has a term of one year through December 2002 and is for the exclusive rights to use the Company's Intelimer materials technology in the fields of powder coatings worldwide and pressure sensitive adhesives worldwide, except Asia.

  Medical Applications

        PORT™ Ophthalmic Devices.    Landec developed the PORT (Punctal Occluder for the Retention of Tears) ophthalmic device initially to address a common, yet poorly diagnosed condition known as dry eye that is estimated to affect 30 million Americans annually. The device consists of a physician-applied applicator containing solid Intelimer material that transforms into a flowable, viscous state when heated slightly above body temperature. After inserting the Intelimer material into the lacrimal drainage duct, it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid and thereby provides relief and therapy to the dry eye patient.

        The PORT product is currently in final stages of human clinical trials. Landec and its partner, Alcon, a wholly-owned subsidiary of Nestlé S.A., believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

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

        ConvaTec.    On October 11, 1999, the Company entered into a joint development agreement with ConvaTec, a division of Bristol-Myers Squibb, under which Landec will develop adhesive film products for select ConvaTec medical products. Landec is receiving funding support for this program. Upon completion of this agreement, the companies have the option to consider a license and supply agreement where Landec would supply materials to ConvaTec for use in specific medical devices.

Discontinued Operations

        Dock Resins.    In April 1997, Landec acquired Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Dock Resins sells products under the Doresco® trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets, such as, graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

        In October 2001, the Board of Directors approved a plan to sell Dock Resins in order to strengthen its balance sheet and focus management's attention on the Company's core food and agricultural technology businesses. A sale is expected to close in the first half of 2002. As a result of this decision, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation and its net assets have been reclassified in the consolidated balance sheets to assets held for sale.

Sales and Marketing

        Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.

  Food Products Technology Business

        Apio has 23 sales people, located in central California and throughout the U.S., supporting both the traditional produce marketing business and the specialty packaged value-added produce business.

  Agricultural Seed Technology Business

        In preparation for the launch of Early Plant hybrid corn seed and Relay Crop wheat/soybean products, Landec Ag has identified a small internal sales force to target a very focused group of seed customers. For future coated seed products that are sold directly to farmers, the Company will utilize 31 direct seed sales consultants and associates located in Monticello, Indiana. These consultants and associates also support Landec Ag in its direct marketing of corn seed. Customer contacts are made based on direct responses and inquiries from customers.

Manufacturing and Processing

        Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.

  Food Products Technology Business

        The manufacturing process for the Company's Intellipac breathable membrane products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. Dock Resins currently manufactures virtually all of the polymers for the Intellipac breathable membranes and the Company anticipates that it will continue to do so in the foreseeable future. Select outside contractors currently manufacture the breathable membranes and Landec has recently transitioned most of the label package conversion to its Menlo Park facility to meet the increasing product demand and to provide additional developmental capabilities.

        Apio processes all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling, a separate company of which Apio has a 60% ownership interest and is the general partner.

  Agricultural Seed Technology Business

        During fiscal year 2001, the Company moved its batch coating capabilities from Menlo Park, California to a new leased facility in Oxford, Indiana. This facility will be used to coat other seed companies' inbred seed corn using the Company's Pollinator Plus corn seed coatings.

        During fiscal year 2000, the Company completed construction of a pilot and semi-works manufacturing facility in Indiana to support the commercialization of its Relay Crop System for wheat/coated soybean products and for Early Plant hybrid corn. The new facility utilizes a new continuous coating process that has increased seed coating capabilities by tenfold compared to the previous system using batch coaters. Landec Ag purchases its hybrid seed corn from an established producer under an exclusive purchase agreement.

  General

        Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Fielder's Choice are purchased from a single source. Upon manufacturing scale-up of seed coating operations and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

        The Company desires to maintain an externally audited quality system and achieved ISO 9001 registration for the Menlo Park research and development site in fiscal year 1999 and for both the Menlo Park research and development and manufacturing sites in fiscal year 2000. Such registration is required in order for the Company to sell product to certain potential customers, primarily in Europe.

Research and Development

        Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development in fiscal year 2001 were $3.3 million, compared with $3.4 million in fiscal year 2000 and $4.7 million in fiscal year 1999. In fiscal year 2001, research and development expenditures funded by corporate partners were $473,000 compared with $539,000 in fiscal year 2000 and $770,000 in fiscal year 1999. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of October 28, 2001, Landec had 27 employees, including 4 with Ph.D.'s, engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

Competition

        The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food packaging and agricultural companies is intense. In addition, the nature of the Company's collaborative arrangements and its technology licensing business may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

        The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted twenty U.S. patents with expiration dates ranging from 2006 to 2018 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

        As of October 28, 2001, Landec had 233 full-time employees, of whom 61 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 172 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Item 2. Properties

        The Company has offices in Menlo Park, Guadalupe and Reedley, California, and Monticello, Indiana. During fiscal year 2001, Landec leased a 13,400 square foot facility in Oxford, Indiana to support the seed coating efforts of the Agricultural Seed Technology business. In addition, the Reedley facility is currently for sale with an offer pending.

        These properties are described below (list excludes Dock Resins' property to be sold):

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	All	Leased	21,000 square feet of office and laboratory space	—	12/31/03
Menlo Park, CA	All	Subleased	11,000 square feet of warehouse and manufacturing space	—	7/31/02	(1)
Monticello, IN	Agricultural Seed Technology	Owned	19,400 square feet of office space	0.5	—
West Lebanon, IN	Agricultural Seed Technology	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Agricultural Seed Technology	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/05
Guadalupe, CA	Food Products Technology	Owned	94,000 square feet of office space, manufacturing and cold storage	11.6	—
Reedley, CA(2)	Food Products Technology	Owned	152,600 square feet of office space, manufacturing and cold storage	19.3	—

(1)
Lease contains one two-year renewal option.

(2)
Currently for sale.

Item 3. Legal Proceedings

        The Company is currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 28, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal Year 2001	High	Low
4th Quarter ending October 28, 2001	$5.25	$3.22
3rd Quarter ending July 29, 2001	$5.27	$3.02
2nd Quarter ending April 29, 2001	$4.50	$3.31
1st Quarter ending January 28, 2001	$4.59	$2.50
Fiscal Year 2000	High	Low
4th Quarter ending October 29, 2000	$6.63	$4.13
3rd Quarter ending July 30, 2000	$6.75	$4.00
2nd Quarter ending April 30, 2000	$7.50	$5.06
1st Quarter ending January 30, 2000	$8.81	$4.56

        There were approximately 125 holders of record of 16,592,056 shares of outstanding Common Stock as of January 7, 2002. Since holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

        Pursuant to a Series A Preferred Stock Purchase Agreement dated November 19, 1999, by and among the Company and Frederick Frank, the Company completed a financing that raised approximately $10.0 million through a private placement of its Series A-1 Preferred Stock and Series A-2 Preferred Stock (the "Series A Preferred Stock"). Pursuant to this agreement, the Company issued 166,667 shares of Series A Preferred Stock of the Company at $60.00 per share (representing 1,666,670 shares of Common Stock on a converted basis). Frederick Frank was elected as a director of the Company in December 1999.

        In connection with the Company's acquisition of Apio, Inc. on December 2, 1999, the prior owners of Apio received 2.5 million shares of Common Stock. As compensation for services rendered by Lehman Brothers Inc. in connection with the closing of the Apio acquisition, the Company issued 62,500 shares of Common Stock to Lehman Brothers, Inc. at $6.00 per share.

        Pursuant to a Series B Preferred Stock Purchase Agreement dated October 24, 2001, by and among the Company and the Seahawk Ranch Irrevocable Trust, the Company completed a financing that raised approximately $5.0 million through a private placement of its Series B Preferred Stock (the "Series B Preferred Stock"). Pursuant to this agreement, the Company issued 142,857 shares of Series B Preferred Stock of the Company at $35.00 per share (representing 1,428,570 shares of Common Stock on a converted basis). Ken Jones, a director of the Company, is a trustee of the Seahawk Ranch Irrevocable Trust.

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

Item 6. Selected Consolidated Financial Data

        The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

	Year Ended October 28, 2001	Year Ended October 29, 2000	Year Ended October 31,
Statement of Operations Data:			1999	1998	1997
	(in thousands, except per share data)
Revenues:
Product sales	$134,437	$123,026	$19,926	$16,244	$1,280
Services revenue	50,479	71,280	—	—	—
Services revenue, related party	5,065	1,898	—	—	—
Research, development and royalty revenues	529	586	770	1,352	863
License fees	374	374	750	500	—

Total revenues	190,884	197,164	21,446	18,096	2,143
Cost of revenue:
Cost of product sales	114,414	104,496	12,016	10,119	912
Cost of services revenue	48,881	63,075	—	—	—

Total cost of revenue	163,295	167,571	12,016	10,119	912
Gross profit	27,589	29,593	9,430	7,977	1,231
Operating costs and expenses:
Research and development	3,270	3,444	4,653	4,643	4,059
Selling, general and administrative	26,966	26,449	8,523	8,260	3,627
Exit of fruit processing	—	525	—	—	—

Total operating costs and expenses	30,236	30,418	13,176	12,903	7,686

Operating loss	(2,647)	(825)	(3,746)	(4,926)	(6,455)
Interest income	617	873	290	705	1,710
Interest expense	(2,789)	(2,083)	—	(79)	(311)
Other expense	(19)	(35)	—	—	—

Loss from continuing operations before income taxes	(4,838)	(2,070)	(3,456)	(4,300)	(5,056)
(Provision)/benefit for income taxes	—	—	—	—	—

Loss from continuing operations	(4,838)	(2,070)	(3,456)	(4,300)	(5,056)
Discontinued Operations:
(Loss)/income from discontinued operations	(537)	(14)	687	1,410	(3,589)
(Loss)/gain on disposal of operations	(2,500)	—	—	—	70

(Loss)/income from discontinued operations	(3,037)	(14)	687	1,410	(3,519)

Net loss before cumulative effect of change in accounting	(7,875)	(2,084)	(2,769)	(2,890)	(8,575)
Cumulative effect of change in accounting for upfront license fee revenue	—	(1,914)	—	—	—

Net Loss	$(7,875)	$(3,998)	$(2,769)	$(2,890)	$(8,575)

			Year Ended October 31,
	Year Ended October 28, 2001	Year Ended October 29, 2000
Statement of Operations Data:			1999	1998	1997
	(in thousands, except per share data)
Basic and diluted net income (loss) per share:
Continuing operations	$(.29)	$(.13)	$(.26)	$(.34)	$(.45)
Discontinued operations	(.19)	—	.05	.11	(.32)
Cumulative effect of change in accounting	—	(.12)	—	—	—

Basic and diluted net loss per share	$(.48)	$(.25)	$(.21)	$(.23)	$(.77)

Pro forma amounts assuming the change in accounting is applied retroactively:
Net loss	$(7,875)	$(2,084)	$(3,145)	$(3,070)	$(8,289)

Net loss per share	$(.48)	$(.13)	$(.24)	$(.24)	$(.74)

Shares used in computing basic and diluted net loss per share	16,371	15,796	13,273	12,773	11,144

	Year Ended October 28, 2001	Year Ended October 29, 2000	Year Ended October 31,
Balance Sheet Data:			1999	1998	1997
	(in thousands, except per share data)
Cash and cash equivalents	$8,695	$8,636	$2,399	$5,377	$3,924
Total assets	120,122	128,165	36,097	38,075	48,778
Debt	33,416	26,350	—	—	—
Convertible preferred stock	14,049	9,149	—	—	—
Accumulated deficit	(57,401)	(49,526)	(45,528)	(42,756)	(39,858)
Total shareholders' equity	49,839	52,178	31,761	33,688	35,615

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

Overview

        Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development—QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut produce packaging market, in September 1995; Intelimer Polymer Systems for the industrial specialties market in June 1997; and Intellicoat coated inbred corn seeds in the Fall of 1999.

        With the acquisition of Landec Ag in September 1997 and Apio in December 1999, the Company is focused on two core businesses—Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intellipac breathable membrane technology with Apio's fresh-cut produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Fielder's Choice's direct marketing, telephone sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses. See "Business—Description of Core Business".

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the amounts reported in the financial statement, such as, reserve requirements for accounts and notes receivable and inventories, gains and/or losses on investments in farming activities and writedowns for impairment of long-lived assets. Actual results could differ from those estimates. For instance, the carrying value of advances and notes receivable, as well as investments in farming activities, are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops. The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance, note receivable or investment.

        Revenues related to research contracts are recognized ratably over the related funding periods for each contract, which is generally as research is performed. Product sales are recognized upon shipment except for shipments sent FOB destination in which revenue is recognized upon receipt by the customer. Services revenue is recognized when the service is rendered.

        The Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000.

        During fiscal year 1999, the Company managed its operations in three business segments—Food Products Technology, Agricultural Seed Technology and Industrial High Performance Materials.

        In October 2001, the Board of Directors approved a plan to sell Dock Resins, the Company's specialty chemical subsidiary. The Company made the decision to dispose of Dock Resins in order to strengthen its balance sheet and allow the Company to focus on its core Food Products Technology and Agricultural Seed Technology businesses. The Company expects a sale of Dock Resins to close in the first half of 2002.

        Beginning in fiscal year 2002, in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new accounting pronouncements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the new accounting pronouncements is expected to result in an increase in net income of approximately $2.6 million per year. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. As of October 29, 2001, the

Company has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

        The Company has been unprofitable during each fiscal year since its inception. From inception through October 28, 2001, the Company's accumulated deficit was $57.4 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

Results of Operations

        The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued Dock Resins operation.

  Fiscal Year Ended October 28, 2001 Compared to Fiscal Year Ended October 29, 2000

        Total revenues were $190.9 million for fiscal year 2001, compared to $197.2 million for fiscal year 2000. Revenues from product sales and services decreased to $190.0 million in fiscal year 2001 from $196.2 million in fiscal year 2000. The decrease in product sales and service revenues was primarily due to decreased revenues from Apio's "fee for service" whole produce business, which decreased from $73.2 million in fiscal year 2000 to $55.5 million during fiscal year 2001. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision during the third quarter of fiscal year 2001 to exit the cash, labor and equipment-intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during fiscal year 2001. Volumes in the "fee-for-service" business are expected to be down in the foreseeable future as the Company focuses on higher margin, less cash intensive aspects of its businesses. The decrease in Apio's "fee-for-service" revenue was partially offset by an increase in revenues from Apio's value-added specialty packaging business which increased to $70.2 million in fiscal year 2001 from $56.1 million in fiscal year 2000 and the fact that Apio was included for a full year in fiscal year 2001 compared to only eleven months in fiscal year 2000. Revenues from research, development and royalties were $529,000 for fiscal year 2001 compared to $586,000 for fiscal year 2000. Revenues from license fees remained unchanged at $374,000 for fiscal years 2001 and 2000.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $163.3 million for fiscal year 2001 compared to $167.6 million for fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services remained unchanged at 15% in fiscal years 2000 and 2001. Overall gross profit decreased to $27.6 million in fiscal year 2001 from $29.6 million in fiscal year 2000. This decrease was primarily due to gross profit from Apio's "fee-for-service" business which decreased $3.4 million to $6.7 million in fiscal year 2001 compared to $10.1 million in fiscal year 2000. The decrease in gross profit from Apio's "fee-for-service" business was primarily due to 1) farming losses from the winter season produce sourcing, which increased to $2.0 million in fiscal year 2001 from $944,000 in fiscal year 2000; 2) higher crop sourcing costs during the first half of fiscal year 2001 as compared to fiscal year 2000 and; 3) lower volumes during the second half of fiscal year 2001 as compared to fiscal year 2000 as a result of discontinuing the field harvesting and packing operations of the business. Gross profit also decreased $565,000 at Landec Ag due to lower product sales in fiscal year 2001 compared to fiscal year 2000. These decreases in gross profit were partially offset by increased gross profit from Apio's value-added specialty packaging business which increased $2.8 million in fiscal year 2001 to $12.2 million as compared to $9.4 million in fiscal year 2000.

        Research and development expenses remained virtually the same at $3.3 million in fiscal year 2001 and $3.4 million in fiscal year 2000. Landec's research and development expenses consist primarily of expenses related to new product development, process scale-up work, and investments in patents to protect intellectual property content of Landec's enabling side chain crystallizable polymers.

        Selling, general and administrative expenses were $27.0 million for fiscal year 2001 compared to $26.4 million for fiscal year 2000, an increase of 2%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses increased during fiscal year 2001 as compared to fiscal year 2000 primarily as a result of increased expenses at Apio for general and administrative expenses due to including Apio for a full year in fiscal year 2001 compared to only eleven months in fiscal year 2000. This increase was offset by decreased sales and marketing expenses at Landec Ag from a February 2001 reduction in force. Specifically, sales and marketing expenses decreased to $10.9 million for fiscal year 2001 from $12.6 million for fiscal year 2000.

        Interest income for fiscal year 2001 was $617,000 compared to $873,000 for fiscal year 2000. This decrease in interest income was due principally to less cash available for investing and lower market interest rates. Interest expense for fiscal year 2001 was $2.8 million compared to $2.1 million for fiscal year 2000. The increase in interest expense was primarily due to having a higher average debt balance outstanding during fiscal year 2001.

Fiscal Year Ended October 29, 2000 Compared to Fiscal Year Ended October 31, 1999

        Total revenues were $197.2 million for fiscal year 2000, compared to $21.4 million for fiscal year 1999. Revenues from product sales and services increased to $196.2 million in fiscal year 2000 from $19.9 million in fiscal year 1999. The increase in product sales and service revenues was primarily due to $177.0 million in revenues from Apio, which was acquired effective November 29, 1999 and from increased product sales from Landec Ag. Landec Ag product sales increased to $17.2 million in fiscal year 2000 from $15.2 million during fiscal year 1999 due to an increase in the volume of hybrid corn seed sold and revenue from the introduction of Intellicoat seed coated products. Revenues from research and development funding and from royalties decreased to $586,000 in fiscal year 2000 from $770,000 during fiscal year 1999. The decrease in research, development and royalty revenues was primarily due to the expiration of the research and development agreement with Alcon Laboratories, Inc. ("Alcon") related to the PORT™ ophthalmic devices, partially offset by new research and development contracts with ConvaTec, a division of Bristol Myers Squibb, in the area of medical adhesives, and UCB Chemicals Corporation in the area of industrial applications. Revenues from licensing fees for fiscal year 2000 were attributable to the Company's adoption of SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (SAB 101). Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The adoption of SAB 101 resulted in a cumulative effect adjustment that increased the reported net loss for fiscal year 2000 by $1.9 million related to upfront license fees received from the 1995 Hitachi agreement and the 1997 Alcon agreement (see Note 1 to the Consolidated Financial Statements). The cumulative effect adjustment was initially recorded as deferred revenue, and $374,000 of this deferred amount was "recycled" into revenue in fiscal year 2000. The $750,000 license fee revenues for fiscal year 1999 represent a milestone payment from Alcon related to the PORT ophthalmic devices during the first quarter, which was recorded in accordance with the Company's historical accounting practice.

        Cost of revenue was $167.6 million for fiscal year 2000 compared to $12.0 million for fiscal year 1999. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased from 40% in fiscal year 1999 to 15% in fiscal year 2000. The decrease in gross profit percentage was primarily the result of Apio's mix of products having a lower gross margin than

Landec's other businesses coupled with losses in Apio's stone fruit business during fiscal year 2000, and Apio's higher costs associated with sourcing crops during the winter months. In addition, during fiscal year 2000, Landec incurred startup costs associated with Apio's new value-added food processing plant and establishing a new manufacturing facility in Menlo Park for Intellipac breathable membrane products. Overall gross profit increased from $9.4 million in fiscal year 1999 to $29.6 million during fiscal year 2000, an increase of 214%. This increase is primarily due to gross profit from Apio of $19.8 million in fiscal year 2000.

        Research and development expenses were $3.4 million for fiscal year 2000 compared to $4.7 million for fiscal year 1999, a decrease of 26%. The decrease in research and development expenses during fiscal year 2000 compared to fiscal year 1999 were primarily due to substantially reduced PORT research and development activities and the shift in Intellicoat seed coating to less research and development and greater production efforts.

        Selling, general and administrative expenses were $26.4 million for fiscal year 2000 compared to $8.5 million for fiscal year 1999, an increase of 210%. Selling, general and administrative expenses increased during fiscal year 2000 as compared to fiscal year 1999 primarily as a result of expenses from Apio of $15.6 million, and increased sales and marketing expenses associated with marketing efforts at Landec Ag. Specifically, sales and marketing expenses increased to $12.6 million during fiscal year 2000 from $5.3 million for fiscal year 1999.

        In September 2000, management of Landec decided to discontinue processing fruit at its Reedley facility. The Company has put the facility and the packing and cold storage assets up for sale. As a result of the shutdown of the Reedley facility, the Company recorded a $525,000 charge during the fourth quarter of fiscal year 2000, primarily for severance and payroll related costs. This amount was fully paid in fiscal year 2001.

        Interest income for fiscal year 2000 was $873,000 compared to $290,000 for fiscal year 1999. This increase in interest income was due principally to interest earned on Apio's notes receivable. Interest expense for fiscal year 2000 was $2.1 million, compared to zero for fiscal year 1999. This increase was primarily due to the debt assumed in the acquisition of Apio.

Liquidity and Capital Resources

        As of October 28, 2001, Landec had cash and cash equivalents of $8.7 million, a net increase of $59,000 from $8.6 million as of October 29, 2000. This increase was primarily due to: a) net borrowings under Landec's lines of credit of $6.9 million; b) cash from the sale of preferred and common stock of $5.5 million; c) collections of notes receivable and advances of $3.4 million; partially offset by; d) cash used in operations of $7.6 million; e) the purchase of $7.0 million of property and equipment; and f) net reductions of long-term debt of $555,000.

        During fiscal year 2001, Landec purchased equipment to support the development of Apio's value added products, and incurred building and laboratory improvement costs and initiated implementation of a new ERP business system at Apio. These expenditures represented the majority of the $7.0 million of property and equipment purchased during fiscal year 2001.

        In November 1999 the Company raised $10 million upon the sale of Preferred Stock ($9.1 million net of issuance costs). In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. As of October 28, 2001 Apio was in compliance with all of its financial covenants, except for the capital expenditure limit which was waived by its bank. These requirements and ratios generally become more restrictive over time. The Loan

Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. In February 2001, April 2001, September 2001 and October 2001, the Apio revolving line of credit was amended. The amendments adjusted the minimum ratios required to meet the fixed charge coverage and leverage ratios and increased the computed amount available under the line ("overline"), determined as a percentage of certain eligible assets (primarily receivables) by (1) $3.0 million through October 1, 2001 (2) $2 million through November 1, 2001 and, (3) $1 million through December 1, 2001 and would eliminate the overline entirely by December 2, 2001.

        In May 2001, Apio entered into a capital lease agreement to fund the majority of the costs of a new ERP business system. As of October 28, 2001, $1.7 million of the estimated $2.9 million in total costs had been financed.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $3 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75 The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. At October 28, 2001, $4.6 million was outstanding under the revolving line of credit. In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum, term note.

        In October 2001, the Company raised $5.0 million upon the sale of Preferred Stock to a trust of which a member of the Board of Directors is a trustee.

        Landec believes that these facilities, the planned sale of Dock Resins and the Reedley facility and related fruit processing equipment and select licensing deals involving upfront payments, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. If an equity financing occurs it will have a dilutive effect on current shareholders. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; the ability to sell Dock Resins and the Reedley facility and related fruit processing equipment; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

We Have a History of Losses Which May Continue

        Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of October 28, 2001 totaled $57.4 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At October 28, 2001, Landec's total debt, including current maturities and capital lease obligations, was approximately $33.4 million and the total debt to equity ratio was approximately 67%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

        In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $9.6 million, excluding the $273,000 of accrued interest, for a performance based earnout and future supply of produce. Of this amount, $4.7 million relates to the earn out from fiscal years 2001 and 2000 that is due to be paid in fiscal year 2002.

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

        Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. As of October 28, 2001, Apio was not in compliance with its capital expenditure covenant. The Company received a waiver for non-compliance from its bank and the Loan Agreement was amended to make certain of the covenants less restrictive. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag is subject to certain restrictive covenants in its loan agreements which limit the ability of Landec Ag to make payments on debt owed to Landec. Landec has pledged substantially all of Apio's and Landec Ag's assets to secure their bank debt. Landec's failure to comply with the obligations under the loan agreements, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreements.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

        In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product during the first quarter of fiscal year 2001 as a result of weather related freezes in November and early December of 2000. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

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

        There can be no assurance that Landec will be able to successfully develop, commercialize, achieve market acceptance of or reduce the costs of producing Landec's new products, or that Landec's competitors will not develop competing technologies that are less expensive or otherwise superior to those of Landec. There can be no assurance that Landec will be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. Landec is in the early stage of product commercialization of certain Intellipac breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of its potential products are in development. Landec believes that its future growth will depend in large part on its ability to develop and market new products in its target markets and in new markets. In particular, Landec expects that its ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing Landec's products. In addition, commercial applications of Landec's temperature switch polymer technology are relatively new and evolving.

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

We Have Limited Manufacturing Experience and May Have to Depend on Third Parties to Manufacture Our Products

        Landec may need to consider seeking collaborative arrangements with other companies to manufacture some of its products. If Landec becomes dependent upon third parties for the manufacture of its products, then Landec's profit margins and its ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair Landec's ability to deliver products on a timely basis, impair Landec's competitive position, or may delay the submission of products for regulatory approval. In late fiscal 1999, in an effort to reduce reliance on third party manufacturers, Landec began the set up of a manufacturing operation at its facility in Menlo Park, California, for the production of Intellipac breathable membrane packaging products. There can be no assurance that Landec can continue to successfully operate a manufacturing operation at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Our Dependence on Single Suppliers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

        No assurance can be given that Landec will not experience difficulty is acquiring materials for the manufacture of its products or that Landec will be able to obtain substitute vendors, or that Landec will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Several of the raw materials used in manufacturing Landec's products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for Landec's breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are purchased from a single source. Any interruption of supply could delay product shipments and materially harm our business.

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

Our Operations Are Subject to Environmental Regulations that Directly Impact Our Business

        Landec's food packaging products are subject to regulation under the FDC Act. Under the FDC Act, any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe. Food additives may be substances added directly to food, such as preservatives, or substances that could indirectly become a component of food, such as waxes, adhesives and packaging materials.

        A food additive, whether direct or indirect, must be covered by a specific food additive regulation issued by the FDA. Landec believes its Intellipac breathable membrane products are not subject to regulation as food additives because these products are not expected to become a component of food under their expected conditions of use. If the FDA were to determine that the Company's Intellipac breathable membrane products are food additives, Landec may be required to submit a food additive petition. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on Landec's business, operating results and financial condition.

        Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of the manufacturing processes. In most cases, Landec believes its liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Any failure by Landec to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended and changes in environmental regulations may impose the need for additional capital equipment or other requirements.

        Landec's agricultural operations are subject to a variety of environmental laws including the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by Landec, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies could result in increased compliance costs.

Adverse Weather Conditions Can Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

        Landec's Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes, may adversely affect the supply of vegetables and fruits used in Landec's business, which could reduce the sales volumes and/or increase the unit production costs. During the first quarter of fiscal year 2001, optimal weather conditions after the November/December freezes resulted in an over supply of certain crops in which the Company had an invested interest. The over supply resulted in reduced prices for these crops which caused the Company to report a loss on its investment during fiscal year 2001. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken Landec's financial condition.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For fiscal year 2001, approximately 17% of Landec's total revenues were derived from product sales to and collaborative agreements with international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, such as those recently experienced in many Asian countries, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During fiscal year 2001, sales to Landec's top five customers accounted for approximately 34% of Landec's revenues, with the top customer accounting for 14% of Landec's revenues. Landec expects that for the foreseeable future a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio and Landec Ag have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

Our Sale of Some Products May Increase Our Exposure to Product Liability Claims

        The testing, manufacturing, marketing, and sale of the products being developed by Landec involve an inherent risk of allegations of product liability. While no product liability claims have been made against Landec to date, if any product liability claims were made and adverse judgments obtained, they could have a material adverse effect on Landec's business, operating results and financial condition. Although Landec has taken and intends to continue to take what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. Landec currently maintains product liability insurance with limits in the amount of $41.0 million per occurrence and $42.0 million in the annual aggregate. There can be no assurance that the coverage is adequate or will continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on Landec's business, operating results and financial condition.

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

The Implementation of Financial and Accounting Changes May Cause an Increase in Costs and Delays

        In order to address deficiencies in Apio's management information systems and accounting systems, Apio has recently implemented a new ERP business system designed to improve the delivery of both operational and financial information. Apio management believes that this new system will improve its managing of operations, including delivering complete and accurate financial statements to Landec's corporate offices in a more timely manner. However, Landec can give no assurances that it will be able to effect those changes in the management information systems and accounting systems in a timely manner or sustain the process improvements over time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. For obligations with variable interest rates, the table sets forth interest rates that are based on current rates and principal amounts due and does not attempt to project future interest rates. For the interest rate swap, the table presents notional amounts and interest rates by contractual maturity date. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. This table should be read in connection with Note 9 to the Consolidated Financial Statements. Comparative information has not been provided as the majority of the financial instruments giving rise to interest rate risk were entered into or assumed by the Company in fiscal year 2001.

Liabilities In (000's)	2002	2003	2004	2005	2006	There- after	Total	Fair Value
Lines of Credit	15,612						15,612	15,612
Avg. Int. Rate	6.54%						6.54%
Long term debt, including current portion
Fixed Rate	2,344	2,126	1,802	1,209	127	1,946	9,554	9,554
Avg. Int. Rate	8.89%	8.89%	8.89%	8.89%	8.89%	8.89%	8.89%	8.89%
Variable Rate	2,625	2,500	3,125	—	—	—	8,250	8,250
Avg. Int. Rate	9.02%	9.02%	9.02%				9.02%
Interest rate derivative financial instruments related to debt
Interest Rate Swap
Pay Fixed/Rec.Var	5,250						5,250	87
Avg. Pay Rate	7.02%						7.02%
Avg. Rec. Rate	5.09%						5.09%

Item 8. Financial Statements and Supplementary Data

        See Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

  This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 25, 2002 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

  This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 25, 2002 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 25, 2002 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 25, 2002 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page
		Report of Ernst & Young LLP, Independent Auditors	37
		Consolidated Balance Sheets at October 28, 2001 and October 29, 2000	38
		Consolidated Statement of Operations for the Years Ended October 28, 2001, October 29, 2000 and October 31, 1999	39
		Consolidated Statement of Changes in Shareholders' Equity for the Years October 28, 2001, October 29, 2000 and October 31, 1999	40
		Consolidated Statement of Cash Flows for the Years Ended October 28, 2001, October 29, 2000 and October 31, 1999	41
		Notes to Consolidated Financial Statements	42
	2.	Schedule II:
		Valuation and Qualifying Accounts for the Years October 28, 2001, October 29, 2000 and October 31, 1999	68

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
(b)		Reports on Form 8-K	69
(c)		Index of Exhibits	69
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

        We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 28, 2001 and October 29, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 28, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 28, 2001 and October 29, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

San Francisco, California
December 19, 2001

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 28, 2001	October 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,695	$8,636
Restricted cash	932	—
Accounts receivable, less allowance for doubtful accounts of $880 and $603 at October 28, 2001 and October 29, 2000, respectively	14,161	21,265
Inventory	14,639	12,781
Investment in farming activities	1,285	2,672
Notes and advances receivable	3,918	8,519
Notes receivable, related party	475	151
Prepaid expenses and other current assets	1,847	1,406
Assets held for sale	13,988	15,850

Total current assets	59,940	71,280
Property and equipment, net	19,999	16,320
Goodwill, net	22,002	21,711
Trademarks, net	11,570	12,235
Other intangibles, net	3,533	4,268
Notes receivable	1,606	720
Other assets	1,472	1,631

	$120,122	$128,165

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,241	$18,501
Grower payables	2,845	13,651
Related party payables	508	262
Accrued compensation	1,646	2,232
Other accrued liabilities	9,125	9,291
Deferred revenue	2,622	2,265
Lines of credit	15,612	8,741
Current maturities of long term debt	4,969	3,447

Total current liabilities	54,568	58,390
Long term debt, less current maturities	12,835	14,162
Other liabilities	1,845	2,171
Minority interest	1,035	1,264

Total liabilities	70,283	75,987
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 309,524 with an aggregate liquidation preference of $15 million, and 166,667 with an aggregate liquidation preference of $10 million issued and outstanding at October 28, 2001 and October 29, 2000, respectively	14,049	9,149
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,562,845 and 16,117,891 shares issued and outstanding at October 28, 2001 and October 29, 2000, respectively	93,191	92,555
Accumulated deficit	(57,401)	(49,526)

Total shareholders' equity	49,839	52,178

	$120,122	$128,165

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 28, 2001	Year Ended October 29, 2000	Year Ended October 31, 1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$134,437	$123,026	$19,926
Services revenue	50,479	71,280	—
Services revenue, related party	5,065	1,898	—
Research, development and royalty revenues	529	586	770
License fees	374	374	750

Total revenues	190,884	197,164	21,446
Cost of revenue:
Cost of product sales	113,654	104,148	12,016
Cost of product sales, related party	760	348	—
Cost of services revenue	48,881	63,075	—

Total cost of revenue	163,295	167,571	12,016
Gross profit	27,589	29,593	9,430
Operating costs and expenses:
Research and development	3,270	3,444	4,653
Selling, general and administrative	26,966	26,449	8,523
Exit of fruit processing	—	525	—

Total operating costs and expenses	30,236	30,418	13,176

Operating loss from continuing operations	(2,647)	(825)	(3,746)
Interest income	617	873	290
Interest expense	(2,789)	(2,083)	—
Other expense	(19)	(35)	—

Loss from continuing operations before income taxes	(4,838)	(2,070)	(3,456)
(Provision)/benefit for income taxes	—	—	—

Loss from continuing operations	(4,838)	(2,070)	(3,456)
Discontinued Operations:
(Loss)/income from discontinued operations	(537)	(14)	687
Loss on disposal of operations	(2,500)	—	—

(Loss)/income from discontinued operations	(3,037)	(14)	687

Net loss before cumulative effect of change in accounting	(7,875)	(2,084)	(2,769)
Cumulative effect of change in accounting for upfront license fee revenue	—	(1,914)	—

Net Loss	$(7,875)	$(3,998)	$(2,769)

Basic and diluted net (loss)/income per share:
Continuing operations	$(.29)	$(.13)	$(.26)
Discontinued operations	(.19)	—	.05
Cumulative effect of change in accounting	—	(.12)	—

Basic and diluted net loss per share	$(.48)	$(.25)	$(.21)

Proforma amounts assuming the change in accounting is applied retroactively:
Net loss	$(7,875)	$(2,084)	$(3,145)

Net loss per share	$(.48)	$(.13)	$(.24)

Shares used in computing basic and diluted net loss per share	16,371	15,796	13,273

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Shareholders' Equity
	Preferred Stock		Common Stock		Notes Receivable From Shareholders
						Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 1998	—	$—	13,159,888	$76,821	$(291)	$(86)	$(42,756)	$33,688
Issuance of common stock at $0.58 to $5.56 per share	—	—	193,464	468	—	—	—	468
Net decrease in notes receivable from shareholders	—	—	—	—	291	—	—	291
Amortization of deferred compensation	—	—	—	—	—	86	—	86
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	(2,769)	(2,769)

Balance at October 31, 1999	—	$—	13,353,352	$77,289	$—	$—	$(45,528)	$31,761

Issuance of preferred stock	166,667	9,149	—	—	—	—	—	9,149
Issuance of common stock for acquired businesses	—	—	2,562,500	14,559	—	—	—	14,559
Issuance of common stock at $0.58 to $7.00 per share	—	—	202,039	707	—	—	—	707
Net loss	—	—	—	—	—	—	(3,998)	(3,998)

Balance at October 29, 2000	166,667	$9,149	16,117,891	$92,555	$—	$—	$(49,526)	$52,178

Issuance of preferred stock	142,857	4,900	—	—	—	—	—	4,900
Issuance of common stock at $0.58 to $3.63 per share	—	—	444,954	636	—	—	—	636
Net loss	—	—	—	—	—	—	(7,875)	(7,875)

Balance at October 28, 2001	309,524	$14,049	16,562,845	$93,191	$—	$—	$(57,401)	$49,839

See accompanying note

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended
	October 28, 2001	October 29, 2000	October 31, 1999
Increase (Decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss from continuing operations	$(4,838)	$(3,984)	$(3,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,430	5,114	1,456
(Loss)/income from discontinued operations	(3,037)	(14)	687
Cumulative effect of change in accounting	—	1,914	—
Disposal of property and equipment	548	183	—
Exit of fruit processing	—	525	—
Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
Restricted cash	(932)	—	—
Accounts receivable, net	7,104	(5,271)	(97)
Inventory	(1,858)	(2,266)	(3,059)
Investment in farming activities	1,387	(642)	—
Prepaid expenses and other current assets	(441)	1,548	(445)
Assets held for sale	3,020	572	1,267
Accounts payable	(1,260)	3,690	(73)
Grower payables	(10,806)	6,930	—
Related party payables	246	262	—
Accrued compensation	(586)	360	(117)
Other accrued liabilities	(1,904)	(3,998)	504
Deferred revenue	358	(617)	(364)

Net cash (used in) provided by operating activities	(7,569)	4,306	(3,697)

Cash flows from investing activities:
Purchases of property and equipment	(6,961)	(3,787)	(990)
(Increase) decrease in other assets and liabilities	(168)	7	(7)
(Decrease) increase in notes receivable and advances	3,391	(3,784)	362
Acquisition of businesses, net of cash acquired	(257)	(6,793)	(393)
Maturities of available-for-sale securities	—	—	989

Net cash used in investing activities	(3,995)	(14,357)	(39)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	4,900	9,149	—
Proceeds from sale of common stock, net of repurchases	637	708	468
Decrease (increase) in repayment of notes receivable from shareholders	—	—	291
Borrowings on lines of credit	25,966	18,944	—
Payments on lines of credit	(19,096)	(10,203)	—
Payments on long term debt	(3,916)	(2,172)	(42)
Proceeds from issuance of long term debt	3,361	—	41
Increase in minority interest liability	20	105	—
Payments to minority interest	(249)	(243)	—

Net cash provided by financing activities	11,623	16,288	758

Net increase (decrease) in cash and cash equivalents	59	6,237	(2,978)
Cash and cash equivalents at beginning of year	8,636	2,399	5,377

Cash and cash equivalents at end of year	$8,695	$8,636	$2,399

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$2,929	$1,424	$—

Cash paid during the period for income taxes	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Common stock issued in the acquisition of businesses	—	14,559	—

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers and produce and specialty packaged fresh-cut vegetables to retailers and foodservice companies primarily, in the United States and Canada.

Basis of Consolidation

        The consolidated financial statements comprise the accounts of Landec Corporation and its subsidiaries, Apio, Inc. ("Apio"), Landec Ag and Dock Resins Corporation ("Dock Resins"). All material inter-company transactions and balances have been eliminated. Effective fiscal year 2000, the Company changed its fiscal year end from October 31 to a fiscal year that includes 52 or 53 weeks ending on the last Sunday in October.

        The accounts of Dock Resins have been reclassified to discontinued operations in accordance with Accounting Principles Board Opinion 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The new assets of Dock Resins have been reclassified in the consolidated balance sheets to assets held for sale.

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

Restricted Cash

        In April 2001, the Company established an Irrevocable Letter of Credit ("ILOC") as collateral for the non-hardware portion of Apio's business system capital lease. As of October 28, 2001, the ILOC balance was $932,000 and is classified as restricted cash in the consolidated balance sheets.

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of October 28, 2001 and October 29, 2000 inventories consisted of (in thousands):

	October 28, 2001	October 29 2000
Finished goods	$9,030	$5,567
Raw materials	4,885	6,715
Work in process	1,355	950

Gross inventory	15,270	13,232
Less Reserves	(631)	(451)

Net inventory	$14,639	12,781

        Inventory reserves are based on estimates of current market conditions and changes in market conditions will result in adjustments to the inventory reserves.

Advertising Expense

        The Company defers certain costs related to direct-response advertising of Landec Ag's hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal years 2001, 2000 and 1999 was $1.3 million, $1.4 million and $1.3 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at October 28, 2001 and October 29, 2000 was $1.0 million and $400,000, respectively.

Notes Receivable and Advances

        Apio has made advances to fruit growers for the development of orchards, and to produce growers for crop and harvesting costs. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

        Apio provides harvesting, packing, cooling and distributing services for a member of management and purchases produce from that individual. Revenues, cost of product sales and the resulting payable and the note receivable from advances for crop and harvesting costs (see Note 5), are shown separately in the accompanying financial statements as of October 28, 2001 and October 29, 2000 and for the periods then ended.

        In October 1998, the Company loaned an officer of Landec Ag $500,000 in cash in exchange for a promissory note. Interest accrues at 7.50% per annum, compounded annually. On July 31, 1999 the balance of principal and accrued interest were offset by the amount earned during 1999 under the earn-out provision related to the acquisition of Fielder's Choice by the Company. The remaining principal and accrued interest balance of $159,000 was received by the Company in October 2001.

Investment in farming activities

        Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. For fiscal years 2001 and 2000, net losses of approximately $2.0 million and $944,000, respectively, were recognized and included in the cost of product sales in the consolidated statement of operations.

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

        The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized $2.7 million of software development costs in 2001 related to the Apio's new ERP business systems.

Intangible Assets

        Intangible assets represent the excess of acquisition costs over the estimated fair value of net assets acquired and consist of covenants not to compete, customer bases, work forces in place, trademarks, developed technology and goodwill. These assets are amortized on a straight line basis over periods ranging from five to twenty years based on their estimated useful lives.

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

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $2.6 million per year. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 29, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the businesses acquired. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced by the estimated shortfall of those cash flows. No impairment has been indicated to date.

Grower Payable

        Landec, through its Apio subsidiary, contracts with growers to cool and distribute their products. The grower payable is the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

Deferred Revenue

        Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At October 28, 2001 approximately $2.2 million has been recognized as a liability for advances on future hybrid corn seed shipments, and $1.3 million as a liability for deferred license fee revenues. Of the deferred license fee amount, approximately $865,000 will be recognized subsequent to fiscal 2002 and has been included in other liabilities.

Minority Interest

        In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec at October 28, 2001 and October 29, 2000. The minority interest balance, of $1.0 million at October 28, 2001 and $1.3 million at October 29, 2000 represents the limited partners' interest in Apio Cooling.

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

        Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During fiscal year 2001, $374,000 of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $302,000 in 2002, $88,000 in 2003–2011, and $73,000 in 2012. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For instance, the carrying value of advances and notes receivable, as well as investments in farming activities, are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops. The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance, note receivable or investment.

Impairment of Long Lived Assets

        The Company has accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets are less than the carrying amounts of those assets. No such event and circumstances have occurred.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of long-lived Assets ("SFAS No. 144"). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of ("SFAS No. 121"). SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001 or for the Company's fiscal year ended October 26, 2003. The adoption of SFAS No. 144 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

Fair Values of Financial Instruments

        The Company's financial instruments, subject to the fair value disclosure requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Statements," consist of cash, cash equivalents, notes and advances receivable, debt, capital lease obligations, and an interest rate swap agreement (see Note 9). The recorded value of the financial instruments approximates their fair value.

Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

        As of October 30, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Discontinued Operations

        In October 2001, the Board of Directors approved a plan to sell Dock Resins, the Company's specialty chemical subsidiary. The Company anticipates that a sale of Dock Resins will close during the first half of 2002. As a result of this decision, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation and its net assets have been reclassified in the consolidated balance sheets to assets held for sale.

        The estimated loss recorded in fiscal year 2001 on the pending sale of Dock Resins was $2.5 million, which is comprised of an estimated loss on the disposal of Dock Resins of $1.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $900,000; and a provision of $258,000 for the anticipated operating losses from the measurement date of October 18, 2001 to the estimated disposal date of June 30, 2002. The loss the Company will ultimately realize on the sale of Dock Resins could differ materially from the amounts currently assumed in arriving at the loss recorded in fiscal year 2001 from the disposal of Dock Resins.

        The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated balance sheets as of October 28, 2001 and October 29, 2000 are as follows (in thousands):

	October 28, 2001	October 29, 2000
Cash	$11	$953
Accounts receivable, net	1,593	1,460
Inventory	2,038	1,720
Other current assets	312	552

Total current assets	3,954	4,685
Property and equipment, net	9,860	8,117
Intangibles, net	4,634	5,172

Total assets	18,448	17,974
Total current liabilities	(3,433)	(2,347)
Long-term debt	(2,368)	(2,469)
Other liabilities	(105)	(271)

Net assets of Dock Resins before loss on disposal	12,542	12,887
Loss on disposal	(1,342)	—

Net assets of Dock Resins	$11,200	$12,887

        The condensed statements of operations of Dock Resins for fiscal years 1999 through 2001 classified as income or (loss) from discontinued operations in the accompanying consolidated statement of operations are as follows:

	2001	2000	1999
Product sales	$11,735	$12,386	$14,001
Cost of product sales	8,132	8,617	9,460

Gross Profit	3,603	3,769	4,541
Operating expenses	3,931	3,682	3,774

Operating (loss)/profit	(328)	87	767
Other expense	(209)	(101)	(80)

Net (loss)/income from discontinued operations	$(537)	$(14)	$687

3. Business Acquisitions

        On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, a marketer and packer of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $9.6 million (excluding accrued interest of $273,000) at October 28, 2001. These payments consist of a) $4.7 million in earn-out payments to a former owner and current CEO of Apio, $579,000 of which is payable in March 2002 and the remaining $4.1 million is due in October 2002, and b) $4.9 million non-interest bearing notes to the sellers which will be paid in equal annual installments over the next four years (recorded at $4.0 million on a discounted basis), the first payment of $1.1 million was made in January 2001. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments. These allocations are based on independent valuations and other studies. Certain adjustments have been made to the purchase price allocation originally reported by the Company, including the addition of $4.7 million due to the earn-out previously discussed, as well as the recording of an additional $500,000 of transaction related costs. In addition, the purchase price was increased in the second quarter of fiscal year 2000 by $2.1 million to reflect a change in the estimated value of Landec Common Stock issued at close and in the third quarter of fiscal year 2001 by $591,000, on a discounted basis, to adjust the notes payable to the sellers as a result of Landec's Common Stock having an average closing price in June 2001 below $6.00 per share.

        The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities	$2,014
Customer base	1,821
Work force in place	1,395
Trademark	9,100
Goodwill	20,688

$35,018

        The acquisition by Landec of all the outstanding capital stock of Apio was exchanged for the following:

Landec common stock	$14,217
Contractual deferred obligations	4,683
Cash paid or set aside as a liability	13,771

Purchase price before acquisition costs	32,671
Acquisition costs	2,347

Total purchase price	$35,018

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

	Fiscal Year
	2000	1999
Revenue	$224,671	$197,031
Net loss	$(2,179)	$(4,015)
Net loss per share	$(0.14)	$(0.25)

4. Exit of Fruit Processing

        In September 2000, management of Landec decided to discontinue processing fruit at its Reedley facility, part of the Food Products Technology segment. At that time, Landec's management determined that all fruit processing personnel and the majority of the administrative staff at the facility would be terminated. The plan, including termination benefits, was approved by management and communicated to the affected employees during fiscal year 2000, and the facility was shut down in January 2001. The Company is in the process of selling the facility and the packing and cold-storage assets in Reedley. The Company will continue to provide field support and sales and marketing services to contracted growers through Apio's existing staff, and will outsource all remaining services to third parties. The Company has entered into contractual arrangements with third party commercial packing and cold storage operators to provide the necessary packing and cold storage services previously provided to the growers through the Reedley facility.

        The Company recorded a charge of $525,000 in fiscal year 2000, primarily for severance and payroll related costs, in the accompanying consolidated statement of operations. This amount was fully paid in fiscal year 2001. An offer to purchase the facility is currently pending with the closing projected in the Company's first fiscal six months of 2002. The sale is expected to result in a gain. The net book value of the assets is $2.8 million and $3.0 million, which is recorded as assets held for sale in the accompanying consolidated balance sheets as of October 28, 2001 and October 29, 2000, respectively.

5. Notes Receivable and Advances

	October 28, 2001	October 29, 2000
Notes receivable and advances at October 28, 2001 and October 29, 2000 consisted of the following (in thousands):
Various notes receivable from growers, with principal and interest ranging from the prime rate to the prime rate plus 3% to a maximum of 10%, payments to be withheld from proceeds derived from crop sales, due through December 2002, secured by crops	$3,902	$7,189
Note receivable due from grower in annual installments of $60,714 plus interest at prime rate plus 1.0% with final payment due November 1, 2004, secured by crops	243	304
Note receivable due from grower in annual installments of $20,000 plus interest at prime rate plus 1.0% with final payment due January 31, 2005, secured by crops	674	577
Notes receivable due from grower plus interest based on Apio's cost to borrow funds. Note to be paid in full by May 2003.	—	129
Unsecured note receivable due from a related party with interest at 7.5% due July 31, 2001	—	151
Short term non-interest bearing note due from grower, secured by real property	—	850
Note receivable due from a related party with interest at the prime rate due December 31, 2001, secured by crops	475	—
Short term advances and other	930	1,221

Gross notes receivable and advances	6,224	10,421
Less allowance for doubtful notes	(225)	(1,031)

Net notes receivable and advances	5,999	9,390
Less current portion of notes receivable, including related party note	(4,393)	(8,670)

Non-current portion of notes receivable	$1,606	$720

        Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At October 28, 2001, Landec had outstanding commitments to fund up to an additional $1.4 million to growers under these existing note receivable agreements.

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

	October 28, 2001	October 29, 2000
Land and buildings	$10,196	$8,304
Leasehold improvements	1,722	1,785
Computer, machinery, equipment and autos	12,041	10,103
Furniture and fixtures	1,730	1,810
Construction in process	3,675	1,089

	29,364	23,091
Less accumulated depreciation and amortization	(9,365)	(6,771)

	$19,999	$16,320

        Depreciation expense for fiscal years 2001, 2000 and 1999 was $2.7 million, $2.9 million, and $765,000, respectively. Equipment under capital leases, which totals approximately $2.1 million at October 28, 2001, is security for the related lease obligations. The related accumulated amortization is $209,000. Included in construction in process at October 28, 2001 is $2.9 million for an ERP system under a capital lease.

7. Intangible Assets

        Intangible assets consist of the following (in thousands):

	October 28, 2001	October 29, 2000
Trademark	$13,300	$13,300
Customer base	3,721	3,721
Workforce in place	1,615	1,615
Covenants not to compete	200	200
Goodwill	24,422	22,836

	43,258	41,672
Less accumulated amortization	(6,153)	(3,458)

	$37,105	$38,214

        Amortization expense for fiscal years 2001, 2000 and 1999 was $2.7 million, $2.2 million and $604,000, respectively.

8. Shareholders' Equity

  Convertible Preferred Stock

        The Company has authorized two million shares of preferred stock, and has issued 50,000 shares in Series A-1, 116,667 shares in Series A-2 and 142,857 in Series B preferred stock.

        Pursuant to a Series B Preferred Stock Purchase Agreement dated October 24, 2001, by and among the Company and the Seahawk Ranch Irrevocable Trust, the Company completed a financing that raised approximately $5.0 million through a private placement of its Series B Preferred Stock (the "Series B Preferred Stock"). Pursuant to this agreement, the Company issued 142,857 shares of Series B Preferred Stock of the Company at $35.00 per share (representing 1,428,570 shares of Common Stock on a converted basis). A director of the Company is a trustee of the Seahawk Ranch Irrevocable Trust.

        Each share of the Series A and B convertible preferred stock is, at the option of the holder, convertible into shares of common stock, subject to certain antidilution adjustments, in accordance with the conversion formula provided in the Company's Articles of Incorporation (currently a 10:1 ratio). Outstanding Series A preferred shares automatically convert into common stock either on November 29, 2003 or on an earlier date specified by written consent or agreement of the holders of at least a majority of the then outstanding shares of Series A convertible preferred stock. One half of the outstanding Series B preferred stock is convertible in common stock at the holder's discretion after April 24, 2002 and all of the Series B preferred stock can be converted into common stock after October 24, 2002.

        Each share of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted and have the voting rights and powers of the common stock, voting together as a single class.

        Series B preferred stockholders are entitled to receive cumulative dividends payable in additional shares of Series B preferred stock.

        The Series B preferred stock is redeemable, solely at the option of the Company, at principal plus accrued dividends, which accrue at a rate of $2.80 per share annually.

        Upon liquidation, Series A preferred stockholders shall receive a return equal to the original issue price of the shares plus any declared but unpaid dividends. Through October 28, 2001 no dividends have been declared.

        Upon liquidation, Series B preferred stockholders shall receive a return equal to the original issue price of the shares plus any accrued but unpaid dividends.

  Common Stock, Stock Purchase Plans and Stock Option Plans

        The Company has 8,618,821 common shares reserved for future issuance under Landec Corporation stock option plans and employee stock purchase plans and for conversion of outstanding preferred stock.

        The 1995 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company's common stock on the date the options are granted. The Directors' Plan, as amended in 1998, authorizes the issuance of 400,000 shares under the plan. Options granted under this plan are exercisable and vest upon grant. All directors' stock option grants outstanding on December 4, 1997 with an exercise price greater than $6.75, were repriced to $6.75 per share, the fair market value of the Company's common stock on April 15, 1998, the date of the annual shareholders' meeting.

        The 1996 Non-Executive Stock Option Plan authorizes the Board of Directors to grant non-qualified stock options to employees and outside consultants of the Company. The exercise price of the options will be equal to the fair market value of the Company's common stock on the date the options are granted. As amended in 1999, 1,500,000 shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

        In November 1996, the Company's Board of Directors approved the 1996 Stock Option Plan. Under this plan, the Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec's common stock on the date the options are granted. The plan, as amended, authorizes the issuance of 2,000,000 shares of Landec common stock under the plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

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

        In December 1999, the Company granted an option to purchase 200,000 shares of Common Stock to a member of management under the 1996 Stock Option Plan. The option has an exercise price of $6.25 per share, and vests in three equal amounts if the stock price reaches an average of $10, $20, and $30, respectively, for a twenty consecutive day trading period prior to December 2003. In September 2001, the option holder agreed to cancel this option in exchange for $60,000, based upon an independent appraisal of the fair value of the option, in deferred compensation. Effective January 1, 2002, the Company must pay the $60,000 upon request of the option holder.

        The various repricings effected by the Company do not result in variable accounting under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," since they were effected prior to December 15, 1998.

        Activity under all Landec Stock Option Plans is as follows:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 1998	1,255,341	2,480,905	$3.90
Additional shares reserved	750,000	—	—
Options granted	(663,300)	663,300	$4.79
Options exercised	—	(100,265)	$1.52
Options forfeited	108,220	(108,220)	$5.20
Expired in 1988 Plan	(2,977)	—	—

Balance at October 31, 1999	1,447,284	2,935,720	$4.14
Additional shares reserved	1,000,000	—	—
Options granted	(1,614,150)	1,614,150	$6.27
Options exercised	—	(94,002)	$3.42
Options forfeited	141,029	(141,029)	$5.19
Expired in 1988 Plan	(4,078)	—	—

Balance at October 29, 2000	970,085	4,314,839	$4.92
Additional shares reserved	500,000	—	—
Options granted	(606,800)	606,800	$3.44
Options exercised	—	(311,609)	$0.72
Options forfeited	599,264	(599,264)	$5.45
Expired in 1988 Plan	(58,281)	—	—

Balance at October 28, 2001	1,404,268	4,010,766	$4.93

        At October 28, 2001, October 29, 2000 and October 31, 1999, options to purchase 2,901,861, 1,974,146 and 1,494,662 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

        Total deferred compensation expense recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal years 2001, 2000 and 1999 was $0, $0 and $86,000 respectively.

        The following tables summarize information about Landec options outstanding and exercisable at October 28, 2001.

OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.5800–$0.8600	163,294	2.21	$0.74
$1.4400–$4.8750	790,632	8.24	$3.16
$4.9380–$4.9380	372,983	7.29	$4.94
$5.0000–$5.0000	1,176,332	6.16	$5.00
$5.0630–$6.1250	238,317	7.13	$5.52
$6.2500–$6.2500	873,000	4.13	$6.25
$6.5000–$7.6250	396,208	7.60	$6.75

$0.5800–$7.6250	4,010,766	6.27	$4.93
OPTIONS EXERCISEABLE
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.5800–$0.8600	163,294	$0.74
$1.4400–$4.8750	373,386	$2.75
$4.9380–$4.9380	254,633	$4.94
$5.0000–$5.0000	871,113	$5.00
$5.0630–$6.1250	190,801	$5.46
$6.2500–$6.2500	799,207	$6.25
$6.5000–$7.6250	249,427	$6.80

$0.5800–$7.6250	2,901,861	$4.99

        Employee Stock Purchase Plan.    The Company has an employee stock purchase plan which permits eligible employees to purchase common stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of the offering period or on the purchase date. As of October 28, 2001, 416,453 shares have been issued under the Purchase Plan.

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

        The following table summarizes activity under the Landec Ag Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 1998	715,900	1,284,100	$0.12
Options granted	(248,800)	248,800	$0.83
Options exercised	—	(534)	$0.20
Options forfeited	9,591	(9,591)	$0.20

Balance at October 31, 1999	476,691	1,522,775	$0.24
Options granted	(211,900)	211,900	$1.00
Options exercised	—	(18,215)	$0.21
Options forfeited	10,360	(10,360)	$0.37

Balance at October 29, 2000	275,151	1,706,100	$0.33
Options granted	(23,200)	23,200	$1.00
Options exercised	—	(107,333)	$0.11
Options forfeited	41,667	(41,667)	$0.70

Balance at October 28, 2001	293,618	1,580,300	$0.35

        At October 28, 2001, options to purchase 1,354,029 shares with an average exercise price of $0.25 per share of Landec Ag's common stock were vested. For the options outstanding at October 28, 2001, 927,500 shares were granted with an exercise price of $0.10, 246,600 shares were granted with an exercise price of $0.20 and 406,200 were granted with an exercise price of $1.00. As of October 28, 2001, the Company has 293,618 common shares reserved for future issuance under the Landec Ag stock option plan.

        Apio Stock Plan.    In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares are authorized to be issued under this plan. Options are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. As of October 28, 2001, options for two million shares have been granted at an exercise price of $2.10 per share.

        In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of October 28, 2001, options for 786,895 shares have been granted under the 2000 Plan at an exercise price of $2.10 per share.

        The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at December 2, 1999	4,000,000	—	—
Options granted	(2,814,000)	2,814,000	$2.10
Options exercised	—	—
Options forfeited	57,000	(57,000)	$2.10

Balance at October 29, 2000	1,243,000	2,757,000	$2.10
Options granted	(134,500)	134,500	$2.10
Options exercised	—	(583)	$2.10
Options forfeited	104,022	(104,022)	$2.10

Balance at October 28, 2001	1,212,522	2,786,895	$2.10

        At October 28, 2001 options to purchase 2,128,317 shares of Apio common stock were vested. As of October 28, 2001, the Company has 4,000,000 common shares reserved for future issuance under the Apio stock option plans.

        Pro Forma Information.    The Company has elected to follow APB 25 in accounting for its employee stock option because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation", required the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in the Company's financial statements unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

        Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Landec Employee Stock Options
Years ended	October 28, 2001	October 29, 2000	October 31, 1999
Expected life (in years)	5.95	4.47	3.30
Risk-free interest rate	4.90%	6.26%	5.08%
Volatility	.80	.85	.43
Dividend yield	0%	0%	0%

        The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in fiscal year 2001, 2000 and 1999. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in fiscal years 2001 and 2000 is a result of basing the volatility on Landec's stock price rather than that of comparable companies as was done in fiscal year 1999.

        Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

        The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 2001, 2000 and 1999 was $2.47, $4.19 and $1.71, per share, respectively. No stock options were granted above grant date market prices during fiscal years 2001, 2000 and 1999. The weighted average estimated fair value of Landec employee stock options granted above grant date market prices during fiscal year 1998 was $7.84 per share. The weighted average exercise price of employee stock options granted above grant date market prices during fiscal year 1998 was $5.00 per share. The weighted average estimated fair value of shares granted under the Landec Stock Purchase Plan during fiscal years 2001, 2000 and 1999 was $1.71, $1.87 and $1.42 per share, respectively. The weighted average estimated fair value of shares granted under the Landec Ag Stock Purchase Plan during fiscal years 2001, 2000 and 1999 was $0.21, $0.23 and $0.30 per share, respectively. The weighted average estimated fair value of shares granted under Apio Stock Purchase Plan during fiscal year 2001 and 2000 was $0.52 and $0.73 per share, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

Years ended	October 28, 2001	October 29, 2000	October 31, 1999
Pro forma net loss	$(10,384)	$(8,429)	$(4,126)
Pro forma net loss per share	$(0.63)	$(0.53)	$(0.31)

        The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

9. Debt

  Revolving debt

        Apio has a revolving line of credit with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate (5.5% at October 28, 2001) plus a margin based on Apio's leverage ratio as defined in the revolving note agreement. The revolving note agreement expires on May 1, 2002. At October 28, 2001 and October 29, 2000, $11.0 million and $6.0 million, respectively, were outstanding under the revolving line of credit.

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

        In April 2001, the Apio revolving line of credit was further amended. The amendment increased the maximum borrowings to $12.0 million from $10.0 million until July 31, 2001 and increased the interest rate margin by 75 basis points from prime plus .50% to prime plus 1.25%. In addition, the computed amount available under the line as determined as a percentage of certain eligible assets (primarily receivables) was increased by $4.0 million through July 31, 2001 and capital expenditure limits for fiscal year 2001 were increased from $3.3 million up to $5.7 million based on the additional $2.4 million being financed by a third party lender. In September 2001, Apio's revolving line of credit was amended again. The amendment permanently increases the maximum borrowings to $12.0 million. The computed amount available under the line as determined as a percentage of certain eligible assets (primarily receivables) was increased by $3.0 million through October 1, 2001, by $2.0 million through November 1, 2001, by $1 million through December 1, 2001 and eliminated entirely by December 2, 2001. In October 2001, certain financial covenants were amended in Apio's loan agreement to make them less restrictive. The amendment also precludes the payment of earn-outs due under the Apio purchase agreement until December 2001. As of October 28, 2001, Apio was in compliance with all of its financial covenants, except for the capital expenditure limit which was waived by its bank.

        In May 2001, Apio entered into a capital lease agreement to fund the majority of the costs of a new ERP business system. As of October 28, 2001, $1.7 million of the estimated $2.9 million in total costs had been financed.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $3 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. At October 28, 2001, $4.6 million was outstanding under the revolving line of credit. In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum term note.

        The Company has entered into an interest rate swap agreement with Bank of America to limit interest rates on a portion of its long-term debt to a maximum effective rate of 9.52% from February 2, 2000 until October 30, 2002 when the agreement expires. The notional amount covered by the agreement at October 28, 2001 is $5,250,000. The differential to be paid or received is accrued as interest rate charges and recognized as an adjustment to interest expense related to the debt. Any related amounts payable to the bank would be recorded in other accrued liabilities. The fair value of the interest rate swap agreement was approximately $87,000 and $25,000 at October 28, 2001 and October 29, 2000, respectively.

  Long-Term Debt

        Long-term debt consists of the following (in thousands):

	October 28, 2001	October 29, 2000
Bank term loan for Apio; due in quarterly payments of $500,000 through October 31, 2000 increasing to $562,500 January 31, 2001 and to $625,000 on January 31, 2002 through October 31, 2004 with interest payable monthly at the LIBOR rate plus a margin based on Apio's leverage ratio as defined in the loan agreement, currently plus 2.5% (7.42% at October 28, 2001)	$8,250	$10,250
Contractual obligation to former owners of Apio; due in annual installments of $1,060,000 from January 2, 2002 through January 2, 2005 (see Note 3)	4,023	4,092
Note payable of Apio to a commercial finance company; due in monthly installments of $13,366 including interest at 7.0% with final payment due December 2019	1,645	1,694
Capital lease obligation due in monthly installments of $60,500, including interest at 10.58% with final payment due April 2004, secured by computer hardware and a letter of credit	1,663	—
Note payable of Apio to a bank; due in monthly installments of $8,008 including interest at 9.5% with final payment due December 2015	822	856
Various notes payable with interest rates ranging from 3.30% to 9.90%	843	417
Capitalized lease obligations with interest rates ranging from 9.00% to 13.90%	558	300

	17,804	17,609
Less current portion	(4,969)	(3,447)

	12,835	$14,162

        Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

FY 2002	$4,969
FY 2003	4,626
FY 2004	4,927
FY 2005	1,209
FY 2006	127
Thereafter	1,946

$17,804

        The contractual obligation of $4.2 million to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate of 9.5% over five years resulting in a discounted value of $4.0 million at October 28, 2001. In June 2001, under provisions of the acquisition agreement, because Landec's closing stock price was below $6.00 on average during June 2001, the Company increased its obligation to the former owners of Apio by $700,000 ($591,000 on a discounted basis).

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

        Landec has pledged substantially all of Apio's and Landec Ag's assets to secure their term debt.

10. Income Taxes

        The Company incurred no income tax expense in any of the three years ended October 28, 2001.

        As of October 28, 2001, the Company had federal and state net operating loss carryforwards of approximately $37.3 million and $8.3 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $800,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2016, if not utilized.

        Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	Years ended
Deferred tax assets:	October 28, 2001	October 29, 2000
Net operating loss carryforwards	$13,200	$10,500
Research credit carryforwards	1,800	1,900
Capitalized research and development	300	1,600
In-process research and development	800	1,000
Discontinued operation—Dock Resins	1000	—
Other—net	—	1,300

Net deferred tax assets	17,100	16,300
Valuation allowance	(17,100)	(16,300)

Net deferred tax assets	$—	$—

        Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance, which has increased by $800,000 in the current year.

        Approximately $152,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11. Commitments and Contingencies

  Operating Leases

        Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2002. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at October 28, 2001 are as follows (in thousands):

Amount
FY2002	$931
FY2003	798
FY2004	206

$1,935

        Rent expense for operating leases, including month to month arrangements was $921,000 for fiscal year 2001, $1.1 million for fiscal year 2000, and $481,000 for fiscal year 1999.

  Land Leases

        Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2004. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2004. The approximate future minimum leases and sublease amounts receivable under farmland leases at October 28, 2001 are as follows (in thousands)

	Minimum Lease Payments	Sublease Rents Receivable	Net
2002	$1,288	$959	$329
2003	876	669	207
2004	386	266	120

	$2,550	$1,894	$656

        Rent expense for land leases, including month to month arrangements was $131,000 for fiscal year 2001, $248,000 for fiscal year 2000 and zero for fiscal year 1999.

  Employment Agreements

        Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $502,000 at October 28, 2001 and $725,000 at October 29, 2000.

12. Employee Savings and Investment Plans

        The Company sponsors two 401(k) plans which are available to substantially all of the Company's employees.

        Landec's Corporate Plan, which is available to Landec Corporate and Landec Ag employees, allows participants to contribute from 1% to 20% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants' contribution up to 3% of the participants' salary. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. In fiscal year 2001, the Company contributed $96,000 to the Corporate Plan.

        The Company also sponsors a 401(k) plan available to substantially all of Apio's salaried employees. The plan's participants can contribute from 1% to 5% of their salary, up to the IRS limitation into designated investment funds. Apio, in turn, contributes an amount, as required by the plan, which is equal to the participant's contributions. Participants are at all times fully vested in their contributions. Apio's contribution vests over a seven-year period beginning in year three at a rate of 20% per year. Apio retains the right, by action of the Board of Directors, to amend, modify or terminate the plan. In fiscal year 2001 and 2000, Apio contributed $208,000, and $282,000, respectively, to the foregoing plan.

13. Business Segment Reporting

        The acquisition of Apio in December 1999 resulted in a redefinition of operating segments by management. Prior period segment information has been restated to conform to the current segment definitions. Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac™ breathable membrane for the fresh-cut produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective close date of November 29, 1999 through October 29, 2000. The Food Products Technology segment for the fiscal years ended October 31, 1999 and 1998 only includes the operations of the Intellipac business. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer® polymers through Landec Ag. The Corporate and Other segment includes the operations from the Company's Technology Licensing/Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Assets classified as Corporate and Other consist primarily of Dock Resins' asset classified as assets held for sale in the accompanying consolidated balance sheets. Operations by Business Segment consisted of the following (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
2001
Net sales	$173,847	$16,211	$826	$190,884
Gross profit	$20,233	$6,659	$697	$27,589
Net income (loss) from continuing operations	$(2,632)	$(2,761)	$555	$(4,838)
Identifiable assets	$81,399	$17,842	$20,881	$120,122
Depreciation and amortization	$3,918	$1,120	$392	$5,430
Capital expenditures	$6,108	$462	$391	$6,961
Interest income	$601	$4	$12	$617
Interest expense	$2,536	$253	$—	$2,789
Income tax expense (benefit)	$—	$—	$—	$—
2000
Net sales	$178,809	$17,212	$1,143	$197,164
Gross profit	$21,540	$7,224	$829	$29,593
Net income (loss) from continuing operations before cumulative effect of accounting change	$249	$(2,914)	$595	$(2,070)
Identifiable assets	$95,267	$15,775	$17,123	$128,165
Depreciation and amortization	$3,668	$1,055	$391	$5,114
Capital expenditures	$2,839	$763	$185	$3,787
Interest income	$723	$82	$68	$873
Interest expense	$2,060	$23	$—	$2,083
Income tax expense (benefit)	$588	$—	$(588)	$—

1999
Net sales	$4,459	$15,197	$1,790	$21,446
Gross profit	$1,480	$6,612	$1,338	$9,430
Net income (loss) from continuing operations	$105	$(2,762)	$(799)	$(3,456)
Identifiable assets	$2,352	$17,318	$16,427	$36,097
Depreciation and amortization	$139	$983	$334	$1,456
Capital expenditures	$347	$295	$348	$990
Interest income	$—	$113	$177	$290
Interest expense	$—	$—	$—	$—
Income tax expense	$—	$—	$—	$—

        Export product sales were $33.1 million, $34.6 and $0 in the years ended October 28, 2001, October 29, 2000 and October 31, 1999, respectively.

14. Quarterly Consolidated Financial Information (unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal years 2001 and 2000. The Company has included the following information below to demonstrate the effect on the first, second and third quarters of fiscal year 2000 as if the provisions of SAB No. 101 (See Note 1), had been applied as of the beginning of the fiscal year (in thousands, except for per share amounts):

FY 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$45,158	$59,247	$47,142	$39,337
Gross profit	4,794	11,155	6,076	5,564
Income (loss) from continuing operations	(3,923)	3,525	(1,554)	(2,886)
Income (loss) from discontinued operations	(15)	(343)	209	(2,888)

Net income (loss)	$(3,938)	$3,182	$(1,345)	$(5,774)

Basic amounts per common share:
Continuing operations	$(.24)	$.22	$(.09)	$(.17)
Discontinued operations	—	(.02)	.01	(.18)

Net income/(loss) per basic share	(.24)	$.20	$(.08)	$(.35)

Dilutive amounts per common share:
Continuing operations	$(.24)	$.19	$(.09)	$(.17)
Discontinued operations	—	(.02)	.01	(.18)

Net income/(loss) per dilutive share	$(.24)	$.17	$(.08)	$(.35)

FY 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$30,807	$57,588	$58,066	$50,703
Gross profit	3,416	11,450	7,572	7,155
Income (loss) from continuing operations	(2,639)	2,889	(597)	(1,723)
Income (loss) from discontinued operations	(2)	19	28	(59)

Income (loss) before cumulative effect of accounting change	(2,641)	2,908	(569)	(1,782)
Cumulative effect of accounting change (Note 1)	(1,914)	—	—	—

Net income (loss)	$(4,555)	$2,908	$(569)	$(1,782)

Basic amounts per common share:
Continuing operations	$(.17)	$.18	$(.04)	$(.11)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting	$(.13)	—	—	—

Net income/(loss) per basic share	$(.30)	$.18	$(.04)	$(.11)

Dilutive amounts per common share:
Continuing operations	$(.17)	$.13	$(.04)	$(.11)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting	$(.13)	—	—	—

Net income/(loss) per dilutive share	$(.30)	$.13	$(.04)	$(.11)

LANDEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

SCHEDULE II

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended October 31, 1999
Allowance for doubtful accounts	$50	$—	$(5)	$45
Year ended October 29, 2000
Allowance for doubtful accounts	$45	$1,154	$(596)	$603
Year ended October 28, 2001
Allowance for doubtful accounts	$603	$1,690	$(1,413)	$880

(b)
No reports on Form 8-K were filed by the Company during the period July 29, 2001 to October 28, 2001.

(c)
Index of Exhibits

2.1(6)	Stock Purchase Agreement by and among the Registrant, Dock Resins Corporation and A. Wayne Tamarelli dated as of April 18, 1997.
2.2(7)	Agreement and Plan of Reorganization by and among the Registrant, Intellicoat Corporation, Williams & Sun, Inc. (d/b/a Fielder's Choice Hybrids) and Michael L. Williams dated as of August 20, 1997.
2.3(11)	Form of Agreement and Plan Merger and Purchase Agreement by and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999.
3.1(1)	Amended and Restated Bylaws of Registrant.
3.2(2)	Ninth Amended and Restated Articles of Incorporation of Registrant.
3.3(13)	Certificate of Determination of Series A Preferred Stock
3.4†	Certificate of Determination of Series B Preferred Stock
4.1(12)	Series A Preferred Stock Purchase Agreement between the Registrant and Frederick Frank, dated as of November 19, 1999.
4.2†	Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24, 2001.
10.1(3)	Form of Indemnification Agreement.
10.3(4)*	1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.
10.4(4)*	1995 Directors' Stock Option Plan, as amended, and form of Option Agreement.
10.6(3)	Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987.
10.14(4)*	Consulting Agreement dated May 1, 1996 between the Registrant and Richard Dulude.
10.15(4)*	1996 Intellicoat Stock Option Plan and form of Option Agreements.
10.16(4)*	Form of Option Agreements for the 1996 Non-Executive Stock Option Plan, as amended.
10.17(5)*	1996 Stock Option Plan and Form of Option Agreement.
10.19(8)	Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997.
10.21(9)*	Employment Agreement between the Registrant and A. Wayne Tamarelli dated as of April 18, 1997.
10.22(10)*	Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase.
10.23(10)	Loan agreement between Registrant and Michael Williams dated October 1, 1998.
10.24(13)*	Employment agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999.
10.25(13)*	Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999.
10.26(13)*	1999 Apio, Inc. Stock Option Plan and form of Option Agreement.
10.27(13)	Loan agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999.
10.28(14)*	2000 Apio, Inc. Stock Option Plan and form of Option Agreement
10.29(14)	Loan Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended.

10.30(14)*	New Executive Stock Option Plan.
10.31(5)	Amendment No. 2 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2001.
10.32(5)	Amendment No. 3 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 26, 2001.
10.33†	Amendment No. 4 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of September 11, 2001.
10.34†	Amendment No. 5 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of October 26, 2001.
10.35†	1996 Non-Executive Stock Option Plan, as amended.
21.1	Subsidiaries of the Registrant.
Subsidiary	State of Incorporation
Landec Ag (formerly Intellicoat Corporation)	Delaware
Dock Resins Corporation	New Jersey
Apio, Inc.	Delaware
23.1†	Consent of Independent Auditors.
24.1†	Power of Attorney. See page 72.

(1)
Incorporated by reference to identically numbered exhibits filed with Form 10-Q for the quarter ended April 29, 2001.

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

(5)
Incorporated by reference to the identically numbered exhibits filed with the Registrant's Form 10-Q filed for the quarter ended April 29, 2001.

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

(14)
Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 29, 2000.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of Form 10-K.

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 24, 2002.

LANDEC CORPORATION
By:	/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President of Finance and Administration and Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GARY T. STEELE Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2002
/s/ GREGORY S. SKINNER Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	January 24, 2002
/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	January 24, 2002
/s/ RICHARD DULUDE Richard Dulude	Director	January 24, 2002
/s/ FREDERICK FRANK Frederick Frank	Director	January 24, 2002
Stephen E. Halprin	Director
Richard S. Schneider	Director	January 24, 2002
/s/ KENNETH E. JONES Kenneth E. Jones	Director	January 24, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.4	Certificate of Determination of Series B Preferred Stock
4.2	Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24, 2001.
10.33	Amendment No. 4 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of September 11, 2001.
10.34	Amendment No. 5 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of October 26, 2001.
10.35	1996 Non-Executive Stock Plan, as amended.
23.1	Consent of Independent Auditors

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
LANDEC CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands, except share and per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
LANDEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX