Form 10-Q
period 2002-01-27
LANDEC CORP \CA\
filed 2002-03-13
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended January 27, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 (650) 306-1650

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        As of March 5, 2002, there were 16,645,772 shares of Common Stock and 312,381 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Quarter Ended January 27, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	January 27, 2002	October 28, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,601	$8,695
Restricted cash	946	932
Accounts receivable, less allowance for doubtful accounts of $799 and $880 at January 27, 2002 and October 28, 2001	16,634	14,161
Inventory	16,119	14,639
Investment in farming activities	687	1,285
Notes and advances receivable	4,015	3,918
Notes receivable, related party	447	475
Prepaid expenses and other current assets	1,973	1,847
Assets held for sale	14,043	13,988

Total Current Assets	62,465	59,940
Property and equipment, net	20,523	19,999
Goodwill, net	22,002	22,002
Other intangible assets, net	15,077	15,103
Notes receivable	1,207	1,606
Other assets	1,359	1,472

	$122,633	$120,122

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$18,470	$17,241
Grower payables	3,258	2,845
Related party payables	711	508
Accrued compensation	2,017	1,646
Other accrued liabilities	8,734	9,125
Deferred revenue	15,774	2,622
Lines of credit	8,381	15,612
Current maturities of long term debt	4,532	4,969

Total Current Liabilities	61,877	54,568
Long term debt, less current maturities	11,323	12,835
Other liabilities	1,858	1,845
Minority interest	1,077	1,035

Total Liabilities	76,135	70,283
Shareholders' Equity:
Preferred stock	14,149	14,049
Common stock	93,371	93,191
Accumulated deficit	(61,022)	(57,401)

Total Shareholders' Equity	46,498	49,839

	$122,633	$120,122

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	January 27, 2002	January 28, 2001
Revenues:
Product sales	$32,924	$31,641
Services revenue	6,094	12,480
Service revenue, related party	780	413
License fees	427	93
Research, development and royalty revenues	121	108

Total revenues	40,346	44,735
Cost of revenue:
Cost of product sales	30,265	28,399
Cost of services revenue	5,394	11,504

Total cost of revenue	35,659	39,903
Gross profit	4,687	4,832
Operating costs and expenses:
Research and development	832	763
Selling, general and administrative	6,783	7,489

Total operating costs and expenses	7,615	8,252

Operating loss	(2,928)	(3,420)
Interest income	33	135
Interest expense	(631)	(606)
Other income (expense)	5	(33)

Net loss from continuing operations	(3,521)	(3,924)
Loss from discontinued operations	—	(15)

Net loss before dividends	(3,521)	(3,939)
Dividends on series B preferred stock	(100)	—

Net loss applicable to common shareholders	$(3,621)	$(3,939)

Basic and diluted net loss per share:
Continuing operations	$(0.22)	$(0.24)
Discontinued operations	—	—

Basic and diluted net loss per share	$(0.22)	$(0.24)

Shares used in computing basic and diluted net loss per share	16,563	16,150

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 27, 2002	January 28, 2001
Cash flows from operating activities:
Net loss from continuing operations	$(3,521)	$(3,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	1,288
Loss from discontinued operations	—	(15)
Disposal of property and equipment	59	13
Changes in current assets and liabilities:
Restricted cash	(14)	—
Accounts receivable	(2,473)	4,456
Inventory	(1,480)	(4,212)
Investment in farming activities	598	933
Prepaid expenses and other current assets	(126)	(448)
Assets held for sale	(55)	(42)
Accounts payable	1,229	(822)
Grower payables	413	(8,359)
Related party payables	203	(116)
Accrued compensation	371	(725)
Other accrued liabilities	(502)	(670)
Deferred revenue	13,152	7,478

Total adjustments	12,116	(1,241)

Net cash provided by (used in) operating activities	8,595	(5,165)

Cash flows from investing activities:
Decrease in other assets and liabilities	124	163
Purchases of property and equipment	(1,285)	(1,567)
Decrease in notes receivable and advances	330	1,144

Net cash used in investing activities	(831)	(260)
Cash flows from financing activities:
Proceeds from sale of common stock	180	231
Borrowings on lines of credit	5,235	9,194
Payments on lines of credit	(12,466)	(4,651)
Proceeds from issuance of long term debt	34	173
Payments on long term debt	(1,883)	(1,366)
Increase (decrease) in minority interest liability	42	(81)
Distributions to minority interest	—	(249)

Net cash (used in) provided by financing	(8,858)	3,251
Net decrease in cash and cash equivalents	(1,094)	(2,174)
Cash and cash equivalents at beginning of period	8,695	8,637

Cash and cash equivalents at end of period	$7,601	$6,463

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.    Basis of Presentation

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers and produce and specialty packaged fresh-cut vegetables to retailers and foodservice companies primarily in the United States and Canada.

        The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 27, 2002, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

        The results of operations for the three month period ended January 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended October 27, 2002. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

        To remain focused on its core businesses, Landec's Board of Directors approved in October 2001 the sale of Dock Resins Corporation ("Dock Resins"), the Company's specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. The Company expects a sale of Dock Resins to close in fiscal year 2002. As a result of the decision to sell Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ materially from those estimates.

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

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.    Recent Pronouncements

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

        The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $640,000 for the quarter ended January 27, 2002. During the second quarter of fiscal 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 28, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

3.    Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consisted of the following (in thousands):

	January 27, 2002	October 28, 2001
Finished goods	$12,058	$9,030
Raw materials	3,521	4,885
Work in process	1,213	1,355

Gross inventory	16,792	15,270
Less reserves	(673)	(631)

Net inventory	$16,119	$14,639

4.    Dividends

        In January 2002, the holders of Series B Preferred Stock earned and were issued an accrued stock dividend of 2,857 additional shares of Series B Preferred Stock. Dividends for Series B Preferred Stock are cumulative and were declared by the Board of Directors and issued at a price of $35 per share.

5.    Discontinued Operations

        In October 2001, the Board of Directors approved a plan to sell Dock Resins, the Company's specialty chemical subsidiary. The Company anticipates that a sale of Dock Resins will close during fiscal year 2002. As a result of this decision, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation and its net assets have been reclassified in the consolidated balance sheets to assets held for sale.

        The estimated loss recorded in fiscal year 2001 on the pending sale of Dock Resins was $2.5 million, which is comprised of an estimated loss on the disposal of Dock Resins of $1.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $900,000; and a provision of $258,000 for the anticipated operating losses from the measurement date of October 18, 2001 to the estimated disposal date of October 27, 2002. The loss the Company will ultimately realize on the sale of Dock Resins could differ materially from the amounts currently assumed in arriving at the loss recorded in fiscal year 2001 from the disposal of Dock Resins.

        The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated condensed balance sheets as of January 27, 2002 and October 28, 2001 are as follows (in thousands):

	January 27, 2002	October 28, 2001
Total current assets	3,721	3,954
Total assets	18,085	18,448
Total current liabilities	(3,093)	(3,433)
Other liabilities	(2,336)	(2,473)

Net assets of Dock Resins before loss on disposal	12,656	12,542
Loss on disposal	(1,342)	(1,342)

Net assets of Dock Resins	$11,314	$11,200

        The condensed statements of operations of Dock Resins for the quarters ended January 27, 2002 and January 28, 2001 are as follows (in thousands):

	January 27, 2002	January 28, 2001
Product sales	$2,711	$2,938
Cost of product sales	1,840	1,908

Gross profit	871	1,030
Operating expenses	839	1,079

Operating profit (loss)	32	(49)
Other (expense) income	(69)	34

Net loss from discontinued operations	$(37)	$(15)

        The loss for Dock Resins for the first quarter of fiscal year 2002 were included in the estimated loss of $2.5 million from the disposal of discontinued operations recorded in the fiscal year 2001. Dock Resins' losses and/or profits during the current fiscal year will be recorded as an adjustment to assets held for sale with the corresponding offset to accrued liabilities.

6.    Business Segment Reporting

        Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intellipac™ breathable membrane for the retail grocery, club store and food services industry through its Apio Inc. ("Apio") subsidiary. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer® polymers through Landec Ag, Inc. ("Landec Ag"). The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and

Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense.

        Operations by Business Segment (in thousands):

Quarter ended January 27, 2002	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$39,184	$614	$548	$40,346
Gross profit	$3,916	$223	$548	$4,687
Net income (loss) from continuing operations	$(2,443)	$(1,739)	$661	$(3,521)
Interest expense	$567	$64	$—	$631
Interest income	$33	$—	$—	$33
Depreciation and amortization	$559	$129	$53	$741
Quarter ended January 28, 2001
Net sales	$44,497	$52	$186	$44,735
Gross profit	$4,717	$(11)	$126	$4,832
Net loss from continuing operations	$(821)	$(2,587)	$(516)	$(3,924)
Interest expense	$543	$63	$0	$606
Interest income	$130	$2	$3	$135
Depreciation and amortization	$948	$284	$56	$1,288

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Landec's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

        Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in Landec's Annual Report on Form 10-K for the fiscal year ended October 28, 2001. Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and the Use of Estimates

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

        Inventories are stated at the lower of cost or market. Cost is determined using a standard cost approach. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates.

        Apio has made advances to fruit growers for the development of orchards, and to produce growers for crop and harvesting costs. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines the Company may be unable to fully recoup its investment and the estimated losses would rise in the current period, potentially to the extent of the total investment.

        Investments in farming activities consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on the Company's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. Additionally, certain farming agreements contain provisions wherein the Company bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. If crop prices decline the Company may be unable to fully recoup its investment and the estimated losses would rise in the current period, potentially to the extent of the total investment.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt losses are partially mitigated due to low risks related to the fact that the Company's customers are predominantly large financially sound national and regional retailers.

        Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts. If actual future returns and allowances differ from past experience, additional allowances may be required.

        Licensing revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are deferred and amortized over period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

        Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

        The estimation of net sales proceeds to be received from the sale of discontinued operations and assets held for sale are based on indications of value expressed by prospective buyers and the advise of financial advisors. The Company does not expect the actual proceeds to be significantly different from estimates. However, until the completion of divestitures, the possibility exists that actual proceeds could be materially different than estimated.

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

        In addition to its core businesses, Landec also operates a Technology Licensing/Research and Development Business which licenses products to industry leaders such as Alcon Laboratories, Inc. and UCB Chemicals Corporation. It also engages in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb.

        To remain focused on its core businesses, Landec's Board of Directors approved in October 2001 the sale of Dock Resins Corporation ("Dock Resins"), the Company's specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. The Company expects a sale of Dock Resins to close in fiscal year 2002. As a result of the decision to sell Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

        Landec's core polymer products are based on its patented proprietary Intelimer® polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

        Based on this core technology, Landec has launched, to date, four broad product lines—QuickCast™ splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac™ breathable membranes for the fresh-cut produce packaging market beginning in September 1995; Intelimer polymer systems for the industrial specialties market beginning in June 1997; and Intellicoat® coatings for inbred corn seed beginning in October 1999.

        Landec has been unprofitable during each fiscal year since its inception, and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through January 27, 2002, Landec's accumulated deficit was $61.0 million.

Results of Operations

        Total revenues were $40.3 million for the first quarter of fiscal year 2002 compared to $44.7 million for the first quarter of fiscal year 2001. Revenues from product sales and services decreased to $39.8 million in the first quarter of fiscal year 2002 from $44.5 million in the first quarter of fiscal year 2001. The decrease in product sales and service revenues was primarily due to volume decreases in Apio's "fee-for-service" whole produce business as a result of the Company's decision in the third quarter of fiscal year 2001 to exit cash intensive field harvesting and packing operations and due to weather related product shortages during the first quarter of fiscal year 2002. Revenues from license fees increased to $427,000 for the first quarter of fiscal year 2002 from $93,000 for the first quarter of fiscal year 2001 due to a new $2.0 million licensing agreement with UCB Chemicals Corporation in December 2001. Revenues from research and development funding were $121,000 for the first quarter of fiscal year 2002 compared to $108,000 for the first quarter of fiscal year 2001.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $35.7 million for the first quarter of fiscal year 2002 compared to $39.9 million for the first quarter of fiscal year 2001. Gross profit from product sales and services as a percentage of revenue from product sales and services remained unchanged at 10% in the first quarter of fiscal years 2002 and 2001. Although the percentage was unchanged there were offsetting reasons. Losses from farming activities decreased to $133,000 in the first quarter of fiscal year 2002 as compared to losses of $831,000 in the same period last year. This decrease in farming losses was offset by increased crop sourcing costs due to the unusually cold winter in the first quarter of fiscal year 2002 and volume decreases that resulted from the product shortages in Apio's "fee-for-service" business. The increase in crop sourcing costs was due to an industry shortage of essential value-added produce items which had to be purchased at inflated prices on the open market in late December 2001 and most of January 2002 during the critical holiday season. Overall, gross profit remained virtually the same at $4.7 million in the first quarter of fiscal year 2002 compared to $4.8 million in the first quarter of fiscal year 2001.

        Research and development expenses remained virtually flat at $832,000 for the first quarter of fiscal year 2002 compared to $763,000 in the first quarter of fiscal year 2001. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology. The Company expects that total research and development spending in fiscal year 2002 will remain comparable to the prior year in absolute dollars but will decrease as a percent of revenue as more products transition from research and development stages to commercialization.

        Selling, general and administrative expenses were $6.8 million for the first quarter of fiscal year 2002 compared to $7.5 million for the first quarter of fiscal year 2001, a decrease of 9%. Selling, general and administrative expenses decreased in the first quarter of fiscal year 2002 as compared to the first quarter of 2001 primarily as a result of decreased sales and marketing expenses at Landec Ag from the February 2001 reduction in force. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Sales and marketing expenses decreased to $2.3 million for the first quarter of fiscal year 2002 from $2.8 million for the first quarter of fiscal year 2001. Landec expects that total selling, general and administrative spending for existing and newly acquired products will increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

        Interest income decreased to $33,000 for the first quarter of fiscal year 2002 compared to $135,000 for the first quarter of fiscal year 2001. Interest expense remained virtually the same at $631,000 in the first quarter of fiscal year 2002 compared to $606,000 in the first quarter of fiscal year 2001.

Liquidity and Capital Resources

        As of January 27, 2002, the Company had cash and cash equivalents of $7.6 million, or a net decrease of $1.1 million from $8.7 million at October 28, 2001. This decrease was primarily due to: (a) the purchase of $1.3 million of property, plant and equipment; (b) the reduction of net borrowings under the Company's lines of credit of $7.2 million, (c) the net reduction of long term debt of $1.9 million; partially offset by net cash provided from operations of $8.6 million.

        During the first quarter of fiscal year 2002, Landec purchased equipment to support the development of Apio's value added products, and to complete the installation of Apio's new ERP business system. These expenditures represented the majority of the $1.3 million of property and equipment purchased.

        In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec has pledged substantially all of Apio's assets to secure the Loan Agreement. In February 2001, April 2001, September 2001 and October 2001, the Apio revolving line of credit was amended. The amendments adjusted the minimum ratios required to meet the fixed charge coverage and leverage ratios and increased the computed amount available under the line ("overline"), determined as a percentage of certain eligible assets (primarily receivables) by (1) $3.0 million through October 1, 2001 (2) $2 million through November 1, 2001 and, (3) $1 million through December 1, 2001. At January 27, 2002, $7.3 million was outstanding under Apio's revolving line of credit at an annual interest rate of 6%.

        On January 27, 2002, Apio was in technical violation of the minimum fixed charge ratio. On February 12, 2002, this violation was cured through a subordinated contribution to Apio from Landec, retroactive to January 27, 2002.

        In May 2001, Apio entered into a capital lease agreement to fund a portion of the costs of a new ERP business system. As of January 27, 2002, $1.6 million of the estimated $2.9 million in total costs had been financed.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $3.0 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. At January 27, 2002, $1.1 million was outstanding under the revolving line of credit. In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum, term note.

        In October 2001, the Company raised $5.0 million upon the sale of Preferred Stock to a trust of which a member of the Board of Directors is a trustee.

        Landec believes that these facilities, the planned sale of Dock Resins and the Reedley facility and related fruit processing equipment, the planned issuance of a small equity placement of approximately 5.0 million, and select licensing deals involving upfront payments, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. The Company may, however, raise additional funds during the next twelve months through another debt financing or an equity financing. Landec's future capital requirements, however, will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the amount of future earn-out payments; the ability to sell Dock Resins and the Reedley facility and related fruit processing equipment; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

We Have a History of Losses Which May Continue

        Landec has incurred net losses in each fiscal year since its inception. Landec's accumulated deficit as of January 27, 2002 totaled $61.0 million. Landec may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At January 27, 2002, Landec's total debt, including current maturities and capital lease obligations, was approximately $24.2 million and the total debt to equity ratio was approximately 52%. This level of indebtedness could have significant consequences because a substantial portion of Landec's net cash flow from operations must be dedicated to debt service and will not be available for other purposes, Landec's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited, and Landec's level of indebtedness may limit its flexibility in reacting to changes in the industry and economic conditions generally.

        In connection with the Apio acquisition, Landec may be obligated to make future payments to the former stockholders of Apio of up to $9.6 million, excluding $273,000 of accrued interest, for a performance based earnout and future supply of produce. Of this amount, $4.7 million relates to the earn out from fiscal years 2001 and 2000 that is due to be paid in fiscal years 2002 and 2003, for which no interest will accrue during fiscal year 2002 based on a signed agreement between the Company and the payee.

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

        Apio is subject to various financial and operating covenants under its term debt and line of credit facilities, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. On January 27, 2002, Apio was in technical violation of the minimum fixed charge ratio. On February 12, 2002, this violation was cured through a subordinated contribution to Apio from Landec, retroactive to January 27, 2002. The Loan Agreement limits the ability of Apio to make cash payments to Landec until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag is subject to certain restrictive covenants in its loan agreements which limit the ability of Landec Ag to make payments on debt owed to Landec. Landec has pledged substantially all of Apio's and Landec Ag's assets to secure their bank debt. Landec's failure to comply with the obligations under the loan agreements, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the loan agreements.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

        In the past, Landec's results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, Landec's direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during Landec's second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product during the first quarter of fiscal year 2002 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market in late December 2001 and most of January 2002. Landec's earnings in its Food Products Technology business will be sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors affecting Landec's food and/or agricultural operations include the seasonality of its supplies, the ability to process produce during critical harvest periods, the timing and effects of ripening, the degree of perishability, the effectiveness of worldwide distribution systems, the terms of various federal and state marketing orders, total worldwide industry volumes, the seasonality of consumer demand, foreign currency fluctuations, foreign importation restrictions and foreign political risks. As a result of these and other factors, Landec expects to continue to experience fluctuations in quarterly operating results, and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For the first quarter of fiscal year 2002, approximately 23% of Landec's total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on Landec's international business, and its financial condition and results of operations. While Landec's foreign sales are currently priced in dollars, fluctuations in currency exchange rates, may reduce the demand for Landec's products by increasing the price of Landec's products in the currency of the countries to which the products are sold. There can be no assurance that regulatory, geopolitical and other factors will not adversely impact Landec's operations in the future or require Landec to modify its current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During the first quarter of fiscal year 2002, sales to Landec's top five customers accounted for approximately 36% of Landec's revenues, with the top customer accounting for 17% of Landec's revenues. Landec expects that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of its net revenues. Landec may experience changes in the composition of its customer base, as Apio and Landec Ag have experienced in the past. Landec does not have long-term purchase agreements with any of its customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of the major customers could materially and adversely affect Landec's business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, Landec's operating results could be adversely affected if one or more of its major customers were to develop other sources of supply. There can be no assurance that Landec's current customers will continue to place orders, that orders by existing customers will not be canceled or will continue at the levels of previous periods or that Landec will be able to obtain orders from new customers.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change in the Company's reported market risks since the end of fiscal year 2001.

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

Date: March 13, 2002

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
LANDEC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
LANDEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Unaudited
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES