Form 10-Q
period 2002-04-28
LANDEC CORP \CA\
filed 2002-06-12
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended April 28, 2002, or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes /X/ No / /

As of June 4, 2002, there were 19,278,893 shares of Common Stock and 315,295 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Quarter Ended April 28, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	April 28, 2002	October 28, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,599	$8,695
Restricted cash	946	932
Accounts receivable, less allowance for doubtful accounts of $816 and $880 at April 28, 2002 and October 28, 2001	16,750	14,161
Inventory	10,384	14,639
Investment in farming activities	8	1,285
Notes and advances receivable	2,856	3,918
Notes receivable, related party	—	475
Prepaid expenses and other current assets	1,883	1,847
Assets held for sale	13,841	13,988

Total Current Assets	55,267	59,940
Property and equipment, net	20,017	19,999
Goodwill, net	22,426	22,002
Trademarks and other intangible assets, net	15,091	15,103
Notes receivable	1,208	1,606
Other assets	2,054	1,472

	$116,063	$120,122

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$14,534	$17,241
Grower payables	2,225	2,845
Related party payables	446	508
Accrued compensation	1,360	1,646
Other accrued liabilities	9,566	9,125
Deferred revenue	2,512	2,622
Lines of credit	8,234	15,612
Current maturities of long term debt	4,670	4,969

Total Current Liabilities	43,547	54,568
Long term debt, less current maturities	10,266	12,835
Other liabilities	1,835	1,845
Minority interest	1,213	1,035

Total Liabilities	56,861	70,283
Shareholders' Equity:
Preferred stock	14,251	14,049
Common stock	100,650	93,191
Accumulated deficit	(55,699)	(57,401)

Total Shareholders' Equity	59,202	49,839

	$116,063	$120,122

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2002	April 29, 2001 (restated)	April 28, 2002	April 29, 2001 (restated)
Revenues:
Product sales	$49,685	$45,373	$82,609	$77,014
Services revenue	5,994	13,591	12,088	26,071
Services revenue, related party	609	629	1,389	1,042
License fees	621	94	1,048	187
Research, development, and royalty revenues	211	121	332	229

Total revenues	57,120	59,808	97,466	104,543
Cost of revenue:
Cost of product sales	37,020	36,078	66,770	64,463
Cost of product sales, related party	573	303	1,088	317
Cost of services revenue	5,727	12,191	11,121	23,695

Total cost of revenue	43,320	48,572	78,979	88,475
Gross profit	13,800	11,236	18,487	16,068
Operating costs and expenses:
Research and development	891	739	1,723	1,502
Selling, general and administrative	7,152	6,895	13,935	14,384

Total operating costs and expenses	8,043	7,634	15,658	15,886

Operating profit	5,757	3,602	2,829	182
Interest income	107	169	140	304
Interest expense	(320)	(626)	(951)	(1,232)
Other income (expense)	(119)	380	(114)	347

Net income (loss) from continuing operations	5,425	3,525	1,904	(399)
Loss from discontinued operations	—	(343)	—	(358)

Net income (loss) before dividends	5,425	3,182	1,904	(757)
Dividends on Series B preferred stock	(102)	—	(202)	—

Net income (loss) applicable to common shareholders	$5,323	$3,182	$1,702	$(757)

Basic net income (loss) per share:
Continuing operations	$0.30	$0.22	$0.10	$(0.03)
Discontinued operations	—	(0.02)	—	(0.02)

Basic net income (loss) per share	$0.30	$0.20	$0.10	$(0.05)

Diluted net income (loss) per share:
Continuing operations	$0.24	$0.17	$0.08	$(0.03)
Discontinued operations	—	(0.02)	—	(0.02)

Diluted net income (loss) per share	$0.24	$0.15	$0.08	$(0.05)

Shares used in per share computation:
Basic	17,463	16,306	17,028	16,228

Diluted	20,808	18,357	20,358	16,228

See accompanying notes.

LANDEC CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	April 28, 2002	April 29, 2001 (restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,904	$(399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,608	2,629
Loss from discontinued operations	—	(358)
Disposal of property and equipment	23	487
Changes in current assets and liabilities:
Restricted cash	(14)	—
Accounts receivable	(2,589)	3,378
Inventory	4,255	(3,331)
Investment in farming activities	1,277	2,384
Prepaid expenses and other current assets	(36)	(54)
Assets held for sale	147	(101)
Accounts payable	(2,707)	2,440
Grower payables	(620)	(10,792)
Related party payables	(62)	119
Accrued compensation	(286)	(885)
Other accrued liabilities	441	(741)
Deferred revenue	(110)	(1,705)

Total adjustments	1,327	(6,530)

Net cash provided by (used in) operating activities	3,231	(6,929)

Cash flows from investing activities:
(Increase) decrease in other assets and liabilities	(644)	636
Purchases of property and equipment	(1,585)	(2,842)
Decrease in notes receivable and advances	1,935	1,644
Acquisition costs related to earn-out provisions	(424)	(363)

Net cash used in investing activities	(718)	(925)
Cash flows from financing activities:
Proceeds from sale of common stock	7,459	327
Borrowings on lines of credit	13,289	20,870
Payments on lines of credit	(20,667)	(14,152)
Borrowing of long term debt	—	250
Repayment of long term debt	(2,868)	(2,052)
Increase in minority interest liability	178	19
Distributions to minority interest	—	(213)

Net cash (used in) provided by financing activities	(2,609)	5,049
Net decrease in cash and cash equivalents	(96)	(2,805)
Cash and cash equivalents at beginning of period	8,695	8,636

Cash and cash equivalents at end of period	$8,599	$5,831

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.    Basis of Presentation

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers and specialty packaged fresh-cut vegetables and whole produce to retailers and foodservice companies primarily in the United States and Canada.

        The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 28, 2002, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

        The results of operations for the three month and six month periods ended April 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended October 27, 2002. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag, Inc. ("Landec Ag") revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

        To remain focused on its core businesses, Landec's Board of Directors approved in October 2001 the sale of Dock Resins Corporation ("Dock Resins"), the Company's specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. The Company expects a sale of Dock Resins to close in fiscal year 2002. As a result of the decision to sell Dock Resins, the financial results of the Company for the three and six month periods ended April 29, 2001 have been restated and the results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

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

        The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $640,000 and $1.3 million for the three months and six months ended April 28, 2002, respectively.

        Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the businesses acquired. Should the comparison indicate that these intangibles are not recoverable, their carrying amount would be reduced to the estimated amount of those cash flows.

        In May 2002, the Company completed its initial impairment review by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and compared to the estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses ("reporting entities"). This initial impairment review was performed by an independent appraiser. The review concluded that the fair market value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge needed to be recorded as of April 28, 2002.

3.    Net Income Per Diluted Share

        The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months Ended April 28, 2002	Three Months Ended April 29, 2001	Six Months Ended April 28, 2002
Numerator:
Net income before preferred stock dividend	$5,425	$3,182	$1,904
Less: Minority interest in income of subsidiary	(474)	(458)	(326)

Net income for diluted net income per share	$4,951	$2,724	$1,578
Denominator:
Weighted average shares for basic net income per share	17,463	16,306	17,028
Effect of dilutive securities:
Stock Options	221	384	221
Convertible preferred stock	3,124	1,667	3,109

Total dilutive common shares	3,345	2,051	3,330
Weighted average shares for diluted net income per share	20,808	18,357	20,358
Diluted net income per share	$0.24	$0.15	$0.08

4.    Goodwill and Other Intangibles

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The following table shows what net income would have been had the provision been applied at the beginning of fiscal year 2001 (in thousands, except per share amounts):

	Three Months Ended April 29, 2001	Six Months Ended April 29, 2001
Net income as reported	$3,182	$(757)
Goodwill and other intangible amortization	643	1,280

Adjusted net income	$3,825	$523

Basic earnings per share as reported	$0.20	$(0.05)
Goodwill and other intangible amortization	0.03	0.08

Adjusted basic earnings per share	$0.23	$0.03

Diluted earnings per share as reported	$0.15	$(0.05)
Goodwill and other intangible amortization	0.03	0.08

Adjusted diluted earnings per share	$0.18	$0.03

5.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	April 28, 2002	October 28, 2001
Finished goods	$5,488	$9,030
Raw material	4,052	4,885
Work in process	1,247	1,355

Gross inventory	10,787	15,270
Less reserves	(403)	(631)

Net inventory	$10,384	$14,639

6.    Debt

        In April 2002, the Apio, Inc. ("Apio") loan agreement with Bank of America was amended. The amendment increased the computed amount available under the revolving line of credit as determined as a percentage of certain eligible assets (primarily receivables) by $2.5 million for the period February 28, 2002 to March 31, 2002 and the Company agreed to subordinate to the bank $5.9 million of contributions made to Apio.

        As required by Apio's loan agreement, the Company has entered into an interest rate swap agreement with Bank of America to limit interest rates on a portion of its long-term debt to a maximum effective rate of 9.52%. The agreement expires on October 30, 2002. The notional amount covered by the agreement at April 28, 2002 is $5,250,000. In accordance with FAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities," the Company has elected not to designate its interest rate swap as an accounting hedge due to the projected immateriality of the accounting impact of the swap hedge. Therefore, the difference to be paid or received is accrued as the interest rate changes and recognized as an adjustment to interest expense. The fair value of the swap was approximately $87,000 at both April 28, 2002 and October 28, 2001. The Company does not trade or engage in hedging for investment purposes.

7.    Common Stock

        In March 2002, the Company raised $7.3 million, net of expenses, through a private placement of 2,580,663 shares of common stock. Under the terms of the agreements the Company has agreed to register the stock within 120 days from the close of the placement.

8.    Dividends

        Series B preferred stockholders earned and were issued accrued stock dividends of 2,857 and 2,914 shares of Series B preferred stock on January 31, 2002 and April 30, 2002, respectively. Dividends for Series B preferred stock are cumulative and were declared by the Company's Board of Directors and issued at a price of $35 per share as per the agreement.

9.    Discontinued Operations

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

        The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated condensed balance sheets as of April 28, 2002 and October 28, 2001 are as follows (in thousands):

	April 28, 2002	October 28, 2001
Total current assets	$4,150	$3,954
Total assets	18,354	18,448
Total current liabilities	(3,105)	(3,433)
Other liabilities	(2,481)	(2,473)

Net assets of Dock Resins before loss on disposal	12,768	12,542
Loss on disposal	(1,342)	(1,342)

Net assets of Dock Resins	$11,426	$11,200

        The condensed statements of operations of Dock Resins for the three months and six months ended April 28, 2002 and April 29, 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001
Product sales	$3,240	$3,015	$5,951	$5,953
Cost of product sales	2,125	2,161	3,965	4,069

Gross profit	1,115	854	1,986	1,884
Operating expenses	935	992	1,774	2,071

Operating profit (loss)	180	(138)	212	(187)
Other expense	(67)	(205)	(136)	(171)

Net income (loss) from discontinued operations	$113	$(343)	$76	$(358)

        The net income for Dock Resins for the first six months of fiscal year 2002 were included in the estimated loss of $2.5 million from the disposal of discontinued operations recorded in the fiscal year 2001. Dock Resins' losses and/or profits during the current fiscal year will be recorded as an adjustment to assets held for sale with the corresponding offset to accrued liabilities.

10.  Business Segment Reporting

        Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intellipac™ breathable membrane for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer® polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities, corporate operating costs and net interest expense. All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

Quarter ended April 28, 2002	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$37,928	$18,360	$832	$57,120
International sales	$8,632	$—	$—	$8,632
Gross profit	$5,528	$7,440	$832	$13,800
Net income (loss) from continuing operations	$(330)	$4,979	$776	$5,425
Interest expense	$310	$10	$—	$320
Interest income	$84	$23	$—	$107
Depreciation and amortization	$689	$133	$45	$867
Quarter ended April 29, 2001
Net sales	$43,940	$15,685	$183	$59,808
International sales	$7,619	$—	$—	$7,619
Gross profit	$4,514	$6,580	$142	$11,236
Net income (loss) from continuing operations	$(462)	$4,050	$(63)	$3,525
Interest expense	$595	$31	$—	$626
Interest income	$164	$2	$3	$169
Depreciation and amortization	$1,022	$264	$55	$1,341
Six months ended April 28, 2002
Net sales	$77,112	$18,974	$1,380	$97,466
International sales	$17,879	$—	$—	$17,879
Gross profit	$9,444	$7,663	$1,380	$18,487
Net income (loss) from continuing operations	$(2,773)	$3,240	$1,437	$1,904
Interest expense	$877	$74	$—	$951
Interest income	$117	$23	$—	$140
Depreciation and amortization	$1,248	$262	$98	$1,608
Six months ended April 29, 2001
Net sales	$88,437	$15,737	$369	$104,543
International sales	$13,500	$—	$—	$13,500
Gross profit	$9,231	$6,569	$268	$16,068
Net income (loss) from continuing operations	$(1,283)	$1,463	$(579)	$(399)
Interest expense	$1,138	$94	$—	$1,232
Interest income	$294	$4	$6	$304
Depreciation and amortization	$1,970	$548	$111	$2,629

        During the first six months of fiscal year 2002, sales to the Company's top five customers accounted for approximately 26% of revenues, with the Company's top customer, Costco, Inc., accounting for 10% of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

11.  Subsequent Events

        On May 1, 2002, Apio's loan agreement with Bank of America was amended to extend the revolving line of credit through July 31, 2002 and to increase the interest rate for the period from May 1, 2002 through July 31, 2002 to prime plus 3% or 7.75% on an annual basis.

        In May 2002, Apio advanced to the CEO of Apio $1.1 million for ground lease payments and crop financing in order to maintain current levels of produce sourcing. The advance accrues interest at Apio's interest rate per its Bank of America loan agreement. Approximately $400,000 of the $1.1 million is due on June 30, 2002 with the remainder due on December 31, 2002. This advance is secured by crops and the earnout payable of $4.1 million due October 27, 2002 to the CEO of Apio.

        On June 5, 2002, the Company sold its Reedley, California fruit processing land and facility for net proceeds of $2.2 million, resulting in a gain of approximately $480,000, which will be recorded in the Company's third fiscal quarter. The equipment in the facility has been leased through October 2002 to the purchaser of the fruit processing facility with an option to buy at the end of the lease term.

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

Critical Accounting Policies and Use of Estimates

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

Note and Advances Receivable

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

Allowance for Doubtful Accounts

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

Significant Accounting Policies

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using a standard cost approach. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on significant estimates.

Revenue Recognition

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

Divestitures

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

The Company

        Landec Corporation and its subsidiaries ("Landec" or "the Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which we have built our business.

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

        We have two core businesses—Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business.

        Our Food Products Technology business is operated through a subsidiary, Apio, Inc., and combines our proprietary Intellipac™ food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively, "Apio").

        Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., and combines our proprietary Intellicoat® seed coating technology with our unique eDC™—e-commerce, direct marketing and consultative selling—capabilities which we obtained when we acquired Fielder's Choice Direct ("Fielder's Choice"), a direct marketer of hybrid seed corn, in September 1997.

        In addition to our two core businesses, we also operate a Technology Licensing/Research and Development business that licenses products outside of our core businesses to industry leaders such as Alcon Laboratories, Inc. and UCB Chemicals, a subsidiary of UCB S.A. of Belgium. We also engage in research and development activities with companies such as ConvaTec, a division of Bristol-Myers Squibb.

        To remain focused on our core businesses, in October 2001 our Board of Directors approved the sale of Dock Resins Corporation ("Dock Resins"), our specialty chemical subsidiary. We made the decision to sell Dock Resins in order to strengthen our balance sheet by reducing debt and other liabilities. We expect a sale of Dock Resins to close in fiscal year 2002.

        Landec was incorporated in California on October 31, 1986. We completed our initial public offering in 1996 and our common stock is listed on the Nasdaq National Market under the symbol "LNDC." Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

        We participate in two core business segments—Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, we will license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

        We began marketing in early fiscal year 1996 our proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the food industry. Our proprietary Intellipac ™ packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our "value-added" products. In December 1999, we acquired Apio, our largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

        Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses—first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our Intellipac packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. Apio currently has approximately 12,500 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last 6 years, sources a variety of fresh-cut vegetables to the top retail grocery chains representing over 7,800 retail and club stores. During the fiscal year ended October 28, 2001, Apio shipped more than 21 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

  •
  Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut value-added business. Apio's 35,000 square foot value-added processing plant packed more than 69.5 million pounds of produce in fiscal year 2001. The value-added processing facility has recently been expanded to 49,000 square feet. Ninety percent of Apio's value-added products utilize Landec's proprietary Intellipac membrane technology. Our strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

  •
  Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using Intellipac packaging technology.

  •
  Expanded Product Line Using Technology: Apio, through the use of our Intellipac membrane technology, is in the early stages of changing selective categories of the whole produce business. Its introduction of iceless packaging for broccoli crowns in November 2000 is the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intellipac technology. New iceless packaging is available for various broccoli products and green onions.

Agricultural Seed Technology Business

        The Company formed our Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995. Landec Ag's strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat® seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

        Landec Ag is conducting field trials using Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows. These coatings are initially being applied to corn, soybean, and canola seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 2001 in the United States for corn, soybean, and canola seed exceeded 76.1 million, 75.4 million, and 1.6 million, respectively.

        In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed. As a result of the success realized in fiscal year 2001, we expanded our sales of inbred corn seed coating products in fiscal year 2002 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by over 30 seed companies in the United States. In addition, based on the successful field trial results during 2001 for our Early Plant™ hybrid coated corn, we expanded our sales in 2002. Our Relay™ Intercropping of wheat and soybean will allow farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer. Early Plant hybrid corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 2 to 3 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid corn product if they were able to plant a portion of their acreage up to one month early. We estimate that 1 of every 7 corn acres could be converted to Intellicoat coated seed within 3 years of industry-wide commercialization.

        In September 1997, Landec Ag acquired Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Based in Monticello, Indiana, Fielder's Choice offers a comprehensive line of corn hybrids to more than 14,000 farmers in over forty states through direct marketing programs. The success of Fielder's Choice comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. We believe that this direct channel of distribution provides up to a 35% cost advantage to its farmers.

        In order to support its direct marketing programs, Fielder's Choice has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called "eDC", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 90,000 farmers. In August 1999, we launched the seed industry's first comprehensive e-commerce website. This website furthers our ability to provide a high level of consultation to Fielder's Choice customers, backed by a six day a week call center capability that enables us to use the internet as a natural extension of our direct marketing strategy.

Technology Licensing/Research and Development Businesses

        We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses. For example, our core patented technology Intelimer materials, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, we have entered into or will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

Discontinued Operations

        Dock Resins.    In April 1997, we acquired Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Dock Resins sells products under the Doresco® trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets, such as, graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

        In October 2001, the Board of Directors approved a plan to sell Dock Resins in order to strengthen its balance sheet and focus management's attention on our core food and agricultural technology businesses. We anticipate that a sale of Dock Resins will close during the fiscal year 2002.

        The estimated loss recorded in fiscal year 2001 on the pending sale of Dock Resins was $2.5 million, which is comprised of an estimated loss on the disposal of Dock Resins of $1.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $900,000; and a provision of $258,000 for the anticipated operating losses from the measurement date of October 18, 2001 to the estimated disposal date of October 27, 2002. The loss we will ultimately realize on the sale of Dock Resins could differ materially from the amounts currently assumed in arriving at the loss recorded in fiscal year 2001 from the disposal of Dock Resins.

        As a result of the decision to sell Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

        Landec has been unprofitable during each fiscal year since its inception, and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through April 28, 2002, Landec's accumulated deficit was $55.7 million.

Results of Operations

        Total revenues were $57.1 million for the second quarter of fiscal year 2002, compared to $59.8 million for the second quarter of fiscal year 2001. Revenues from product sales and services decreased to $56.3 million in the second quarter of fiscal year 2002 from $59.6 million in the second quarter of fiscal year 2001. The decrease in product sales and service revenues was primarily due to Apio's "fee-for-service" whole produce business which decreased to $6.6 million in the second quarter of 2002 from $14.2 million in the second quarter of 2001. Apio's "fee-for-service" whole produce revenues decreased as a result of the Company's decision in the third quarter of fiscal year 2001 to exit the cash intensive field harvesting and packing operations. In addition, produce shortages during the winter months of fiscal year 2002 resulted in decreased product sales and service revenues. The decrease in Apio's "fee-for-service" revenues was partially offset by an increase in Apio's value added fresh-cut and whole vegetable business that increased to $18.9 million in the second quarter of 2002 from $16.2 million in the second quarter of 2001 and higher seed corn sales at Landec Ag which increased to $18.4 million in the second quarter of 2002 from $15.7 million in the second quarter of 2001. The increase in Landec Ag revenues was due to an increase in sales volume to existing customers and an increase in the number of new customer in 2002 as compared to 2001. Revenues from license fees increased to $621,000 for the second quarter of fiscal year 2002 from $94,000 for the second quarter of fiscal year 2001 due primarily to a new $2.0 million licensing agreement with UCB Chemicals Corporation ("UCB") in December 2001 which is being recognized to revenue ratably over a 12-month period. Revenues from research and development funding were $211,000 for the second quarter of fiscal year 2002 compared to $121,000 for the second quarter of fiscal year 2001. For the first six months of fiscal year 2002 total revenues were $97.5 million compared to $104.5 million during the same period in 2001. Revenues from product sales and services for the first six months of fiscal year 2002 decreased to $96.1 million from $104.1 million during the same period of fiscal year 2001 due primarily to the decrease in revenues in Apio's "fee-for-service" whole produce business which decreased to $13.5 million in the first six months of fiscal year 2002 from $27.1 million for the same period last year. This decrease was partially offset by increased revenues in Apio's value added fresh-cut and whole produce business which increased to $39.2 million in the first six months of fiscal year 2002 from $36.8 million in the same period of fiscal year 2001. This increase would have been significantly higher had Apio not experienced a severe shortage of produce due to adverse weather conditions during the Company's first fiscal quarter and the first few weeks of the Company's second fiscal quarter. In addition to the increase in Apio's value added business, Landec Ag revenues increased to $19.0 million in the first six months of fiscal year 2002 from $15.7 million in the same period of fiscal year 2001. Revenues from license fees increased to $1.0 million for the first six months of fiscal year 2002 from $187,000 for the same period of fiscal year 2001 due primarily to the UCB licensing agreement entered into in December 2001. Revenues from research and development funding for the first six months of fiscal year 2002 increased to $332,000 from $229,000 during the same period of fiscal year 2001.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $43.3 million for the second quarter of fiscal year 2002 compared to $48.6 million for the second quarter of fiscal year 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 23% in the second quarter of fiscal year 2002 from 18% in the second quarter of fiscal year 2001. Cost of product sales and services for the first six months of fiscal year 2002 was $79.0 million compared to $88.5 million during the same period in fiscal year 2001. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 18% for the first six months of fiscal year 2002 from 15% during the same period of fiscal year 2001. The increases in gross profit percentages related to product sales and services were primarily the result of increased higher margin Landec Ag revenues and Apio's profit from farming activities of $1.2 million during the first six months of fiscal year 2002 as compared to a net loss of $1.5 million in the same period of fiscal year 2001. The profit in farming activities was the result of favorable market prices. Overall gross profit increased to $13.8 million for the three month period ended April 28, 2002 from $11.2 million for the same period of fiscal year 2001. For the first six months ended April 28, 2002 gross profits increased to $18.5 million from $16.1 million for the same period in fiscal year 2001, an increase of 15% over the first six months of fiscal year 2001.

        Research and development expenses increased to $891,000 for the second quarter of fiscal year 2002 compared to $739,000 in the second quarter of fiscal year 2001, an increase of 21%. Research and development expenses increased to $1.7 million for the first six months of fiscal year 2002 from $1.5 million in the same period of fiscal year 2001, an increase of 15%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology. The increases in research and development expenses during the three and six month periods ended April 28, 2002 compared to the same periods of fiscal year 2001 were primarily due to efforts expended to develop the Company's banana technology. The Company expects that total research and development spending in fiscal year 2002 will be higher than the prior year in absolute dollars and should increase as a percent of revenue because overall revenues are expected to decrease slightly in fiscal year 2002 as compared to fiscal year 2001 and because substantial efforts are being spent on the development of the Company's banana technology.

        Selling, general and administrative expenses were $7.2 million for the second quarter of fiscal year 2002 compared to $6.9 million for the second quarter of fiscal year 2001, an increase of 4%. For the first six months of fiscal year 2002 selling, general and administrative expenses were $13.9 million compared to $14.4 million during the same period in fiscal year 2001, a decrease of 3%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. The increase in selling, general and administrative expenses in the second quarter of fiscal year 2002 as compared to the second quarter of fiscal year 2001 is primarily due to (1) an increase in sales and marketing expenses at Landec Ag required to generate the increased revenues and (2) an increase in general and administrative expenses at Apio resulting from depreciation expense on Apio's new business system and because internal use of labor to develop the new system was capitalized last year but that same labor is being expensed this year because the system has been implemented. These increases were partially offset by $640,000 of lower amortization of intangibles expense due to the Company adopting SFAS No. 142 at the beginning of fiscal year 2002. The decrease in selling, general and administrative expenses for the first six months of fiscal year 2002 as compared to the same period last year is primarily due to intangible amortization expense decreasing by $1.3 million which was partially offset by increased general and administrative expenses at Apio as a result of expenses related to Apio's new business system described above. Sales and marketing expenses increased to $3.0 million for the second quarter of fiscal year 2002 from $2.8 million for the second quarter of fiscal year 2001. For the first six months of fiscal year 2002 sales and marketing expenses decreased to $5.3 million from $5.6 million during the same period of fiscal year 2001. Landec expects that total selling, general and administrative spending for existing and newly acquired products will increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

        Interest income for the three and six month periods ended April 28, 2002 were $107,000 and $140,000, respectively, compared to $169,000 and $304,000 for the same periods of fiscal year 2001. Interest expense for the three and six months periods ended April 28, 2002 were $320,000 and $951,000 million, respectively, compared to $626,000 and $1.2 million for the same periods of fiscal year 2001. The decreases in interest income are due principally to less cash available for investing. The decreases in interest expense are due to using cash generated from operations and from equity financings to pay down debt and thus lower interest expenses.

Liquidity and Capital Resources

        As of April 28, 2002, the Company had cash and cash equivalents of $8.6 million, a net decrease of $96,000 from $8.7 million at October 28, 2001. This decrease was primarily due to: (a) the purchase of $1.6 million of property, plant and equipment; (b) the reduction of net borrowings under the Company's lines of credit of $7.4 million, (c) the net reduction of long term debt of $2.9 million, and (d) an increase in other assets and acquisition costs related to earn-out provisions of $1.1 million; almost completely offset by (e) net cash provided from operations of $3.2 million, (f) cash provided from the decrease of notes and advances receivable of $1.9 million, and (g) proceeds from the sale of common stock of $7.5 million.

        During the first six month of fiscal year 2002, Landec purchased vegetable processing equipment to support the development of Apio's value added products, and incurred capital expenditures to complete the installation of Apio's new ERP business system. These expenditures represented the majority of the $1.6 million of property and equipment purchased.

        In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million revolving line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec has pledged substantially all of the assets of Apio to secure the Loan Agreement. In February 2001, April 2001, September 2001, October 2001, April 2002, and May 2002, the Apio revolving line of credit agreement was amended. The amendments adjusted the minimum ratios required to meet the fixed charge coverage and leverage ratios, increased the computed amount available under the line ("overline"), extended the line of credit agreement through July 31, 2002, increased the interest rate for the period May 1, 2002 through July 31, 2002 to prime plus 3%, and subordinated to the bank $10.9 million ($5.0 million in fiscal year 2001 and $5.9 million in fiscal year 2002) of contributions from Landec to Apio. At April 28, 2002, $8.2 million was outstanding under Apio's line of credit at an annual interest rate of 6% and $6.9 million was outstanding under the term loan at an annual interest rate of 9.52%

        On January 27, 2002, Apio was in technical violation of the minimum fixed charge ratio. On February 12, 2002, this violation was cured through a subordinated contribution to Apio from Landec, retroactive to January 27, 2002.

        In May 2001, Apio entered into a capital lease agreement to fund a portion of the costs of a new ERP business system. As of April 28, 2002, $1.9 million of the estimated $2.9 million in total costs had been financed.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $3.0 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. At April 28, 2002, no balance was outstanding under the revolving line of credit. In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum, term note.

        In October 2001, the Company raised $5.0 million upon the sale of Preferred Stock to a trust of which a member of the Board of Directors is a trustee.

        In March 2002, the Company raised $7.3 million, net of expenses, through a private placement of 2,580,663 shares of common stock.

        On June 5, 2002, the Company sold its Reedley, California fruit processing facility for net proceeds of $2.2 million, resulting in a gain of approximately $480,000 which will be used to pay down long-term debt.

        Landec believes that the Company's debt facilities, the proceeds expected from the planned sale of Dock Resins, cash from operations, and select licensing deals involving upfront payments, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months.

        At April 28, 2002, our total debt, including current maturities and capital lease obligations, was approximately $23.2 million and the total debt to equity ratio was approximately 39% at April 28, 2002 as compared to 67% at October 28, 2001. Of this debt, approximately $8.2 million is comprised of revolving lines of credit and approximately $15.0 million is comprised of term debt. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. The term debt is secured by our working capital and therefore the amount may fluctuate with changes in the working capital balance. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. Maturities of debt, including obligations under capital lease agreements and revolving lines of credit, for each year presented are as follows (in thousands):

	Due in Fiscal Year
Debt	Total	Remainder of 2002	2003	2004	2005	2006	Thereafter
Lines of Credit	8,234	8,234	—	—	—	—	—
Long-term Debt	13,032	2,046	3,757	3,814	1,371	121	1,923
Capital Leases	1,904	523	904	463	9	5	—

Total	23,170	10,803	4,661	4,277	1,380	126	1,923

        This level of indebtedness limits our financial and operating flexibility in the following ways:

  •
  a substantial portion of our net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

  •
  our ability to obtain additional debt financing in the future for working capital is reduced;

  •
  our ability to fund capital expenditures or acquisitions may be limited;

  •
  our ability to react to changes in the industry and economic conditions generally may be limited.

        Landec's future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; adverse weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; the ability to sell Dock Resins; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its financing needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

We Have a History of Losses Which May Continue

        We have incurred net losses in each fiscal year since our inception. Our accumulated deficit as of April 28, 2002 totaled $55.7 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At April 28, 2002, our total debt, including current maturities and capital lease obligations, was approximately $23.2 million and the total debt to equity ratio was approximately 39%. Of this debt, approximately $8.2 million is comprised of revolving lines of credit and approximately $15.0 million is comprised of term debt. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. Of our term debt, approximately $2.6 million, $4.7 million, $4.3 million and $1.4 million become due over the remainder of this fiscal year and each of the next three fiscal years, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

  •
  a substantial portion of our net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

  •
  our ability to obtain additional debt financing in the future for working capital is reduced;

  •
  our ability to fund capital expenditures or acquisitions may be limited;

  •
  our ability to react to changes in the industry and economic conditions generally may be limited.

        In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $7.8 million, plus an additional $273,000 of accrued interest, for a performance based earn out and future supply of produce. Of this amount, $4.1 million relates to the earn out from fiscal year 2000 that is due to be paid on October 27, 2002.

        Our ability to service this indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to service this debt, we would be forced to pursue one or more alternative strategies such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, which might not be successful and which could substantially dilute the ownership interest of existing shareholders.

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We are Unable to Comply with These Provisions in the Future

        Apio is subject to various financial and operating covenants under its term debt and line of credit facilities (the "Loan Agreement"), including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. On January 27, 2002, Apio was in technical violation of the minimum fixed charge ratio. On February 12, 2002, this violation was cured through a subordinated contribution to Apio from Landec, retroactive to January 27, 2002. The Loan Agreement limits the ability of Apio to make cash payments to us until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec Ag is subject to certain restrictive covenants in its loan agreements which limit the ability of Landec Ag to make payments on debt owed to us. We have pledged substantially all of Apio's and Landec Ag's assets to secure their bank debt. We currently are not in violation of any of the provisions of the Loan Agreement but if we violate any obligations in the future we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the Loan Agreement. If the indebtedness due under the Loan Agreement were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

        In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product during the first quarter of fiscal year 2002 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market in December 2001 and January 2002. Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors that affect our food and/or agricultural operations include:

  •
  the seasonality of our supplies;

  •
  our ability to process produce during critical harvest periods;

  •
  the timing and effects of ripening;

  •
  the degree of perishability;

  •
  the effectiveness of worldwide distribution systems;

  •
  total worldwide industry volumes;

  •
  the seasonality of consumer demand;

  •
  foreign currency fluctuations; and

  •
  foreign importation restrictions and foreign political risks.

        As a result of these and other factors, we expect to continue to experience fluctuations in quarterly operating results, and we may never reach or sustain profitability for an entire fiscal year.

We May Not be Able to Achieve Acceptance of Our New Products in the Marketplace

        Our success in generating significant sales of our products will depend in part on the ability of us and our partners and licensees to achieve market acceptance of our new products and technology. The extent to which, and rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to:

  •
  price;

  •
  safety;

  •
  efficacy;

  •
  reliability;

  •
  conversion costs;

  •
  marketing and sales efforts; and

  •
  general economic conditions affecting purchasing patterns.

        We may not be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. We are in the early stage of product commercialization of certain Intellipac breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of its potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We Face Strong Competition in the Marketplace

        Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, agricultural, industrial and medical companies is expected to be intense. In addition, the nature of our collaborative arrangements may result in our corporate partners and licensees becoming our competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.

We Have Limited Manufacturing Experience and May Have to Depend on Third Parties to Manufacture Our Products

        We may need to consider seeking collaborative arrangements with other companies to manufacture some of our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operation at acceptable costs, with acceptable yields, and retain adequately trained personnel. Any disruptions in our manufacturing operations would reduce our ability to sell our products and would have a material adverse effect or our financial results.

Our Dependence on Single-Source Suppliers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

        We may experience difficulty acquiring materials for the manufacture of our products or we may not be able to obtain substitute vendors. We may not be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for our breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are purchased from a single source. Any interruption of supply could delay product shipments and materially harm our business.

We May be Unable to Adequately Protect Our Intellectual Property Rights

        We have received, and may in the future receive, from third parties, including some of our competitors, notices claiming that we are infringing their patents or other proprietary rights. If we were determined to be infringing any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease the infringing activities. If we are required to obtain any licenses, we may not be able to do so on commercially favorable terms, if at all. Litigation, which could result in substantial costs to and diversion of our efforts, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using that technology. Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Any pending patent applications we file may not be approved and we may not be able to develop additional proprietary products that are patentable. Any patents issued to us may not provide us with competitive advantages or may be challenged by third parties. Patents held by others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents.

Our Operations Are Subject to Regulations that Directly Impact Our Business

        Our food packaging products are subject to regulation under the FDC Act. Under the FDC Act, any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe. We believe that food packaging materials are generally not considered food additives by the FDA because these products are not expected to become components of food under their expected conditions of use. We consider our Intellipac breathable membrane product to be a food packaging material not subject to regulation or approval by the FDA. We have not received any communication from the FDA concerning our Intellipac breathable membrane product. If the FDA were to determine that our Intellipac breathable membrane products are food additives, we may be required to submit a food additive petition for approval by the FDA. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on our business, operating results and financial condition.

        Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of the manufacturing processes. In most cases, we believe our liability will be limited to sharing clean-up or other remedial costs with other potentially responsible parties. Our failure to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended and changes in environmental regulations may impose the need for additional capital equipment or other requirements.

        Our agricultural operations are subject to a variety of environmental laws including, the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those we conduct. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies could result in increased compliance costs.

Adverse Weather Conditions May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

        Our Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

We Depend on Strategic Partners and Licenses for Future Development

        Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, we may not receive any royalties on future sales of QuickCast™ and PORT™ products because we no longer have control over the sales of those products. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.

Both Domestic and Foreign Government Regulations Can Have an Adverse Effect on Our Business Operations

        Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to periodic inspection by regulatory authorities. We may not be able to to obtain necessary regulatory approvals on a timely basis or at all.

Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.

        We are subject to USDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in:

  •
  fines, injunctions, civil penalties, and suspensions,

  •
  withdrawal of regulatory approvals,

  •
  product recalls and product seizures, including cessation of manufacturing and sales,

  •
  operating restrictions, and

  •
  criminal prosecution.

        We may be required to incur significant costs to comply with the laws and regulations in the future which may have a material adverse effect on our business, operating results and financial condition.

Our International Operations and Sales May Expose Our Business to Additional Risks

        For the first six months of fiscal year 2002, approximately 18% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

  •
  regulatory approval process,

  •
  government controls,

  •
  export license requirements,

  •
  political instability,

  •
  price controls,

  •
  trade restrictions,

  •
  changes in tariffs, or

  •
  difficulties in staffing and managing international operations.

        Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our international business, and our financial condition and results of operations. While our foreign sales are currently priced in dollars, fluctuations in currency exchange rates, may reduce the demand for our products by increasing the price of our products in the currency of the countries to which the products are sold. Regulatory, geopolitical and other factors may adversely impact our operations in the future or require us to modify our current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During the first six months of fiscal year 2002, sales to our top five customers accounted for approximately 26% of our revenues, with our top customer, Costco, Inc., accounting for 10% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Increase Our Exposure to Product Liability Claims

        The testing, manufacturing, marketing, and sale of the products we develop involves an inherent risk of allegations of product liability. While no product liability claims have been made against us to date, if any product liability claims were made and adverse judgments obtained, they could have a material adverse effect on our business, operating results and financial condition. Although we have taken and intend to continue to take what we believe are appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We currently maintain product liability insurance with limits in the amount of $41.0 million per occurrence and $42.0 million in the annual aggregate. Our coverage may not be adequate or may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, operating results and financial condition.

Our Stock Price May Fluctuate in Accordance with Market Conditions

        The stock market in general has recently experienced extreme price and volume fluctuations. The following events may cause the market price of our common stock to fluctuate significantly:

  •
  technological innovations applicable to our products,

  •
  our attainment of (or failure to attain) milestones in the commercialization of our technology,

  •
  our development of new products or the development of new products by our competitors,

  •
  new patents or changes in existing patents applicable to our products,

  •
  our acquisition of new businesses or the sale or disposal of a part of our businesses,

  •
  development of new collaborative arrangements by us, our competitors or other parties,

  •
  changes in government regulations applicable to our business,

  •
  changes in investor perception of our business,

  •
  fluctuations in our operating results and

  •
  changes in the general market conditions in our industry.

        These broad fluctuations may adversely affect the market price of our common stock.

The Implementation of Financial and Accounting Changes May Cause an Increase in Costs and Delays

        In order to address deficiencies in Apio's management information systems and accounting systems, Apio has recently implemented a new ERP business system designed to improve the delivery of both operational and financial information. Apio management believes that this new system will improve its managing of operations, including delivering complete and accurate financial statements to our corporate offices in a more timely manner. However, we may not be able to effect those changes in the management information systems and accounting systems in a timely manner or sustain the process improvements over time.

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

        Our executive officers and directors and their affiliates own or control approximately 31% of our common stock (assuming conversion of outstanding preferred stock and including options exercisable within 60 days of June 4, 2002). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

We May Issue Preferred Stock with Preferential Rights That Could Affect Your Rights

        Our Board of Directors has the authority, without further approval of our shareholders, to fix the rights and preferences, and to issue shares, of preferred stock. In November, 1999 we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock. Each share of Series A and B Convertible Preferred Stock is convertible into shares of common stock in accordance with the conversion formula provided in our articles of incorporation (currently a 10:1 ratio) and is entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted.

        Holders of Series A and B Convertible Preferred Stock have the following preferential rights over holders of common stock:

  •
  Dividend Preference: Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale of shares of Series B Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to dividends if and when declared by the board of directors, but in preference to any dividends declared or payable to holders of common stock. Our board of directors has never declared a dividend payable to holders of Series A Convertible Preferred Stock or common stock.

  •
  Liquidation Preference: Upon liquidation of the Company, holders of Series A and B Convertible Preferred Stock are entitled to receive, in preference to the holders of common stock, an amount equal to the original issue price of their shares plus any declared or accrued but unpaid dividends.

        The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our common stock.

We Have Never Paid any Dividends on our Common Stock

        We have not paid any cash dividends on our common stock since inception and do not expect to do so in the foreseeable future. Any dividends will be subject to the preferential dividends payable on our outstanding Series A Preferred Stock and Series B Preferred Stock and dividends payable on any other preferred stock we may issue.

The Reporting Of Our Profitability Could Be Materially And Adversely Affected If It Is Determined That The Book Value Of Goodwill Is Higher Than Fair Value

        Our balance sheet includes an amount designated as "goodwill" that represents a portion of our assets and our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Under a newly issued accounting pronouncement, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", beginning in January 2002, the amortization of goodwill has been replaced with an "impairment test" which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change in the Company's reported market risks since the end of fiscal year 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        Pursuant to Subscription Agreements dated March 26, 2002 (the "Subscription Agreements") the Company and certain accredited, institutional investors completed a financing pursuant to which the Company raised net proceeds of approximately $7.3 million in a private placement of 2,580,663 shares of common stock at a price of $3.10 per share (the "Financing"). The Company intends to use the proceeds for working capital purposes and to pay down debt. Roth Capital Partners, LLC ("Roth") served as placement agent in connection with the Financing. As consideration for its services, the Company paid Roth a placement agent fee of $640,000.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on March 28, 2002 the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Withheld
1.	Three Class II directors were elected by the margins indicated to serve until the next even-numbered year Annual Meeting (2004) during which their successors will be elected and qualified:
	Gary T. Steele	13,896,890	150,316
	Kirby L. Cramer	13,896,890	150,316
	Richard Dulude	13,896,890	150,316

	The four Class I directors were not up for election at the Annual Meeting. These four Class I directors, Frederick Frank, Stephen E. Halprin, Richard S. Schneider, PH.D, and Ken Jones will serve as Class I directors until the next odd-numbered Annual Meeting (2003), when their successors will be elected and qualified.
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 27, 2002.	13,992,588	22,632	31,986	—

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    10.36+ Amendment No. 6 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 1, 2002

  (b)
  Reports on Form 8-K

    1. On April 4, 2002 Landec filed a Form 8-K reporting the issuance of common stock.

    +Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
By:	/s/ Gregory S. Skinner Gregory S. Skinner
Vice President, Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Date: June 12, 2002

LANDEC CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
10.36	Amendment No. 6 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 1, 2002	36

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
LANDEC CORPORATION INDEX TO EXHIBITS