Form 10-Q
period 2002-07-28
LANDEC CORP \CA\
filed 2002-09-11
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended July 28, 2002, or
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
 (650) 306-1650

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒    No ☐

        As of September 5, 2002, there were 19,329,546 shares of Common Stock and 318,268 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Quarter Ended July 28, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	July 28, 2002	October 28, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,219	$8,695
Restricted cash	932	932
Accounts receivable, less allowance for doubtful accounts of $1,003 and $880 at July 28, 2002 and October 28, 2001	21,540	14,161
Inventory	9,869	14,639
Investment in farming activities	573	1,285
Notes and advances receivable	3,057	3,918
Notes receivable, related party	751	475
Prepaid expenses and other current assets	2,074	1,847
Assets held for sale	11,230	13,988

Total Current Assets	51,245	59,940
Property and equipment, net	20,325	19,999
Goodwill, net	22,002	22,002
Trademarks and other intangible assets, net	15,500	15,103
Notes receivable	1,093	1,606
Other assets	2,193	1,472

	$112,358	$120,122

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$15,363	$17,241
Grower payables	5,954	2,845
Related party payables	835	508
Accrued compensation	1,666	1,646
Other accrued liabilities	7,480	9,125
Deferred revenue	1,719	2,622
Lines of credit	3,134	15,612
Current maturities of long term debt	4,729	4,969

Total Current Liabilities	40,880	54,568
Long term debt, less current maturities	9,348	12,835
Other liabilities	1,814	1,845
Minority interest	1,445	1,035

Total Liabilities	53,487	70,283
Shareholders' Equity:
Convertible preferred stock	14,355	14,049
Common stock	100,801	93,191
Accumulated deficit	(56,285)	(57,401)

Total Shareholders' Equity	58,871	49,839

	$112,358	$120,122

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2002	July 29, 2001 (restated)	July 28, 2002	July 29, 2001 (restated)
Revenues:
Product sales	$37,105	$31,744	$119,714	$108,757
Services revenue	5,245	13,250	17,333	39,321
Services revenue, related party	1,155	1,816	2,544	2,858
License fees	677	93	1,725	280
Research, development, and royalty revenues	287	147	618	376

Total revenues	44,469	47,050	141,934	151,592
Cost of revenue:
Cost of product sales	32,289	27,180	99,058	91,642
Cost of product sales, related party	943	194	2,031	301
Cost of services revenue	4,723	13,652	15,844	37,557

Total cost of revenue	37,955	41,026	116,933	129,500
Gross profit	6,514	6,024	25,001	22,092
Operating costs and expenses:
Research and development	847	838	2,570	2,340
Selling, general and administrative	6,282	6,023	20,217	20,408

Total operating costs and expenses	7,129	6,861	22,787	22,748

Operating (loss) profit	(615)	(837)	2,214	(656)
Interest income	117	174	256	478
Interest expense	(429)	(687)	(1,381)	(1,919)
Other income (expense)	445	(203)	333	146

Net (loss) income from continuing operations	(482)	(1,553)	1,422	(1,951)
Income (loss) from discontinued operations	—	208	—	(151)

Net (loss) income before dividends	(482)	(1,345)	1,422	(2,102)
Dividends on Series B preferred stock	(104)	—	(306)	—

Net (loss) income applicable to common shareholders	$(586)	$(1,345)	$1,116	$(2,102)

Basic net (loss) income per share:
Continuing operations	$(0.03)	$(0.09)	$0.06	$(0.12)
Discontinued operations	—	0.01	—	(0.01)

Basic net (loss) income per share	$(0.03)	$(0.08)	$0.06	$(0.13)

Diluted net (loss) income per share:
Continuing operations	$(0.03)	$(0.09)	$0.06	$(0.12)
Discontinued operations	—	0.01	—	(0.01)

Diluted net (loss) income per share	$(0.03)	$(0.08)	$0.06	$(0.13)

Shares used in per share computation:
Basic	19,303	16,467	17,786	16,308

Diluted	19,303	16,467	21,119	16,308

See accompanying notes.

LANDEC CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	July 28, 2002	July 29, 2001 (restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,422	$(1,951)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,528	3,968
Loss from discontinued operations	—	(151)
Disposal of property and equipment	2,041	530
Increase in minority interest liability	410	59
Changes in current assets and liabilities:
Accounts receivable	(7,379)	3,375
Inventory	4,770	(1,121)
Investment in farming activities	712	2,421
Prepaid expenses and other current assets	(227)	(215)
Assets held for sale	(28)	96
Accounts payable	(1,878)	(3,004)
Grower payables	3,109	(7,387)
Related party payables	327	75
Accrued compensation	20	(611)
Other accrued liabilities	(1,645)	(1,968)
Deferred revenue	(903)	(1,810)

Total adjustments	1,857	(5,743)

Net cash provided by (used in) operating activities	3,279	(7,694)

Cash flows from investing activities:
Increase in other assets and liabilities	(868)	(166)
Purchases of property and equipment	(1,954)	(4,970)
Decrease in notes receivable and advances	1,098	2,297
Acquisition costs related to earn-out provisions	(436)	(995)

Net cash used in investing activities	(2,160)	(3,834)
Cash flows from financing activities:
Proceeds from sale of common stock	7,610	631
Borrowings on lines of credit	15,989	19,651
Payments on lines of credit	(28,468)	(12,144)
Borrowing of long term debt	60	3,631
Repayment of long term debt	(3,786)	(3,303)
Distributions to minority interest	—	(249)

Net cash (used in) provided by financing activities	(8,595)	8,217
Net decrease in cash and cash equivalents	(7,476)	(3,311)
Cash and cash equivalents at beginning of period	8,695	8,636

Cash and cash equivalents at end of period	$1,219	$5,325

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.    Basis of Presentation

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. ("Landec Ag") subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and foodservice companies primarily in the United States and Canada through its Apio, Inc. ("Apio") subsidiary.

        The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at July 28, 2002, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

        The results of operations for the three month and nine month periods ended July 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended October 27, 2002. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter).

        To remain focused on its core businesses, Landec's Board of Directors approved in October 2001 the sale of Dock Resins Corporation ("Dock Resins"), the Company's specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. The Company expects a sale of Dock Resins to close in fiscal year 2002. As a result of the decision to sell Dock Resins, the financial results of the Company for the three and nine month periods ended July 29, 2001 have been restated and the results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

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

        The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $656,000 and $1.9 million for the three months and nine months ended July 28, 2002, respectively.

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

        In May 2002, the Company completed its initial impairment review by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and compared to the estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses ("reporting entities"). This initial impairment review was performed by an independent appraiser. The review concluded that the fair market value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted upon the adoption of the new standard.

3.    Net Income Per Diluted Share

        The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

Nine Months Ended July 28, 2002
Numerator:
Net income before preferred stock dividend	$1,422
Less: Minority interest in income of subsidiary	(136)

Net income for diluted net income per share	$1,286
Denominator:
Weighted average shares for basic net income per share	17,786
Effect of dilutive securities:
Stock Options	217
Convertible preferred stock	3,116

Total dilutive common shares	3,333
Weighted average shares for diluted net income per share	21,119
Diluted net income per share before preferred stock	$0.07
Dilutive per share impact of preferred stock	(0.01)

Dilutive net income per share	$0.06

        The computation of diluted net loss per share for the three months ended July 28, 2002 excludes the impact of options to purchase 222,612 shares of common stock and the conversion of the Convertible Preferred Stock which is convertible into 3.2 million shares of common stock at July 28, 2002, as such impact would be antidilutive for this period.

        The computation of diluted net income per share for the three months ended July 29, 2001 excludes the impact of options to purchase 302,464 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 1.7 million shares of common stock at July 29, 2001, as such impact would be antidilutive for this period.

        The computation of diluted net loss per share for the nine months ended July 29, 2001 excludes the impact of options to purchase 387,695 shares of common stock, and the conversion of the Convertible Preferred Stock, which was convertible into 1.7 million shares of common stock, at July 29, 2001, as such impact would be antidilutive for this period.

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

	Three Months Ended July 29, 2001	Nine Months Ended July 29, 2001
Net income as reported	$(1,345)	$(2,102)
Goodwill and other intangible amortization	656	1,936

Adjusted net income	$(689)	$(166)

Earnings per share as reported	$(0.08)	$(0.13)
Goodwill and other intangible amortization	0.04	0.12

Adjusted earnings per share	$(0.04)	$(0.01)

5.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	July 28, 2002	October 28, 2001
Finished goods	$4,019	$9,030
Raw material	4,934	4,885
Work in process	1,301	1,355

Gross inventory	10,254	15,270
Less reserves	(385)	(631)

Net inventory	$9,869	$14,639

6.    Assets Held For Sale

        On June 5, 2002, the Company sold its Reedley, California fruit processing land and facility for net proceeds of $2.2 million, resulting in a gain of $436,000. The equipment in the facility has been leased through October 2002 to the purchaser of the fruit processing facility with an option to buy at the end of the lease term. The remaining balance at July 28, 2002 relates to Dock Resins (see note 11).

7.    Debt

        In April 2002, the Apio loan agreement with Bank of America was amended. The amendment increased the computed amount available under the revolving line of credit as determined as a percentage of certain eligible assets (primarily receivables) by $2.5 million for the period February 28, 2002 to March 31, 2002 and the Company agreed to subordinate to the bank $5.9 million of contributions made to Apio.

        On May 1, 2002, Apio's loan agreement with Bank of America was amended again to extend the revolving line of credit through July 31, 2002 and to increase the interest rate for the period from May 1, 2002 through July 31, 2002 to prime plus 3% or 7.75% on an annual basis.

        As required by Apio's loan agreement, the Company has entered into an interest rate swap agreement with Bank of America to limit interest rates on a portion of its long-term debt to a maximum effective rate of 9.52%. The agreement expires on October 30, 2002. The notional amount covered by the agreement at July 28, 2002 is $5,250,000. In accordance with FAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities," the Company has elected not to designate its interest rate swap as an accounting hedge due to the projected immateriality of the accounting impact of the hedge. Therefore, the difference to be paid or received is accrued as the interest rate changes and recognized as an adjustment to interest expense. The fair value of the swap was approximately $87,000 at both July 28, 2002 and October 28, 2001. The Company does not trade or engage in hedging for investment purposes.

8.    Related Party

        In May 2002, Apio advanced to a farm wholly-owned by the Chief Executive Officer ("CEO") of Apio $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from his personal farm. The advance accrues interest at Apio's interest rate per its Bank of America loan agreement. $400,000 of the $1.1 million was repaid on June 30, 2002, with the remainder due on December 31, 2002. This advance is secured by crops of the farm and an earnout payment of $4.1 million due October 28, 2002 to the CEO of Apio arising from the acquisition of Apio by Landec.

9.    Common Stock

        In March 2002, the Company raised $7.3 million, net of expenses, through a private placement of 2,580,663 shares of common stock. The Company has filed a registration statement with the SEC for the resale of the stock.

10.    Dividends

        Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001 of shares of Series B Convertible Preferred Stock. Series B preferred stockholders were issued Series B preferred stock as accrued stock dividends of 2,857 shares on January 31, 2002, 2,914 shares on April 30, 2002, and 2,973 shares on July 31, 2002. Dividends for Series B preferred stock are cumulative and were declared by the Company's Board of Directors and issued at a price of $35 per share as per the agreement.

11.    Discontinued Operations

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

        The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated condensed balance sheets as of July 28, 2002 and October 28, 2001 are as follows (in thousands):

	July 28, 2002	October 28, 2001
Total current assets	$4,247	$3,954
Total assets	18,291	18,448
Total current liabilities	(2,825)	(3,433)
Other liabilities	(2,650)	(2,473)

Net assets of Dock Resins before loss on disposal	12,816	12,542
Loss on disposal	(1,342)	(1,342)

Net assets of Dock Resins	$11,474	$11,200

        The condensed statements of operations of Dock Resins for the three months and nine months ended July 28, 2002 and July 29, 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Product sales	$3,057	$3,075	$9,008	$9,029
Cost of product sales	2,097	1,992	6,069	6,062

Gross profit	960	1,083	2,939	2,967
Operating expenses	699	740	2,190	2,594

Operating profit	261	343	749	373
Other expense	(216)	(135)	(628)	(524)

Net income (loss) from discontinued operations	$45	$208	$121	$(151)

        The net income for Dock Resins for the first nine months of fiscal year 2002 were included in the estimated loss of $2.5 million from the disposal of discontinued operations recorded in fiscal year 2001. Dock Resins' losses and/or profits during the current fiscal year will be recorded as an adjustment to assets held for sale with the corresponding offset to accrued liabilities.

12.    Business Segment Reporting

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

        Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Quarter ended July 28, 2002
Net sales	$43,058	$510	$901	$44,469
International sales	$9,846	$—	$—	$9,846
Gross profit	$5,367	$246	$901	$6,514
Net income (loss) from continuing operations	$474	$(1,866)	$910	$(482)
Interest expense	$414	$12	$3	$429
Interest income	$80	$23	$14	$117
Depreciation and amortization	$760	$123	$37	$920
Quarter ended July 29, 2001
Net sales	$46,491	$444	$115	$47,050
International sales	$9,999	$—	$—	$9,999
Gross profit	$5,789	$88	$147	$6,024
Net income (loss) from continuing operations	$55	$(1,777)	$169	$(1,553)
Interest expense	$619	$68	$—	$687
Interest income	$170	$—	$4	$174
Depreciation and amortization	$999	$280	$60	$1,339
Nine months ended July 28, 2002
Net sales	$120,168	$19,484	$2,282	$141,934
International sales	$27,725	$—	$—	$27,725
Gross profit	$14,810	$7,909	$2,282	$25,001
Net income (loss) from continuing operations	$(2,299)	$1,374	$2,347	$1,422
Interest expense	$1,292	$86	$3	$1,381
Interest income	$194	$46	$16	$256
Depreciation and amortization	$2,010	$383	$135	$2,528
Nine months ended July 29, 2001
Net sales	$134,790	$16,177	$625	$151,592
International sales	$23,499	$—	$—	$23,499
Gross profit	$14,900	$6,657	$535	$22,092
Net income (loss) from continuing operations	$(2,197)	$(315)	$561	$(1,951)
Interest expense	$1,757	$162	$—	$1,919
Interest income	$463	$4	$11	$478
Depreciation and amortization	$2,967	$828	$173	$3,968

        During the first nine months of fiscal year 2002, sales to the Company's top five customers accounted for approximately 30% of revenues, with the Company's top customers from the Food Products Technology segment, Wal-Mart Stores Inc., accounting for approximately 12% and Costco Wholesale Corp., accounting for approximately 11% of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.    Subsequent Events

        On August 1, 2002, Apio's loan agreement with Bank of America was amended to extend the revolving line of credit through October 31, 2002 and to decrease the interest rate for the period from August 1, 2002 through October 31, 2002 to prime plus 2% or 6.75% on an annual basis.

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

Notes and Advances Receivables

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

        Licensing revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are deferred and amortized over the period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

        Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Divestitures

        The estimation of net sales proceeds to be received from the sale of discontinued operations and assets held for sale are based on indications of value expressed by prospective buyers and the advice of financial advisors. The Company does not expect the actual proceeds to be significantly different from estimates. However, until the completion of divestitures, the possibility exists that actual proceeds could be materially different than estimated.

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

        Landec has two core businesses—Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business.

        Our Food Products Technology business is operated through a subsidiary, Apio, Inc., and combines our proprietary Intellipac™ food packaging technology with the capabilities of a large national food supplier and value-added produce processor. Value-added processing incorporates Landec's proprietary Intellipac packaging technology with produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce which can increase shelf life, reduce shrink (waste) and eliminates the need for ice during the distribution cycle. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively, "Apio").

        Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., ("Landec Ag") and combines our proprietary Intellicoat® seed coating technology with our unique eDC™—e-commerce, direct marketing and consultative selling—capabilities which we obtained when we acquired Fielder's Choice Direct ("Fielder's Choice"), a direct marketer of hybrid seed corn, in September 1997.

        In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses products outside of our core businesses to industry leaders such as Alcon Laboratories, Inc. and UCB Chemicals, a subsidiary of UCB S.A. of Belgium.

        Landec has been unprofitable during each fiscal year since its inception, and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through July 28, 2002, Landec's accumulated deficit was $56.3 million.

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

Food Products Technology Business

        We began marketing in early fiscal year 1996 our proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the food industry. Our proprietary Intellipac packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our "value-added" products. In December 1999, we acquired Apio, our largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

        Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses—first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our Intellipac packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. Apio currently has approximately 12,500 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last 6 years, sources a variety of fresh-cut vegetables to the top retail grocery chains representing over 8,700 retail and club stores. During the fiscal year ended October 28, 2001, Apio shipped more than 21 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

        There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

  •
  Full Service Supplier: Apio has structured its business as a full service marketer and seller of vegetables, fruits, and fresh-cut value-added produce. It is focused on developing its Eat Smart®

    brand name for all of its fresh-cut value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

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

  Agricultural Seed Technology Business

        The Company formed our Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995. Landec Ag's strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

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

        In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed. As a result of the success realized in fiscal year 2001, we expanded our sales of inbred corn seed coating products in fiscal year 2002 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by over 30 seed companies in the United States. In addition, based on the successful field trial results during 2001 for our Early Plant™ hybrid coated corn, we expanded our sales in 2002. Our Relay™ Intercropping of wheat and soybean will allow farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer. Early Plant hybrid corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid corn product if they were able to plant a portion of their acreage up to one month early. We estimate that 1 of every 7 corn acres could be converted to Intellicoat coated seed within 3 years of industry-wide commercialization.

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

        In October 2001, the Board of Directors approved a plan to sell Dock Resins in order to strengthen its balance sheet and focus management's attention on our core food and agricultural technology businesses. We anticipate that a sale of Dock Resins will close during the fiscal year 2002 but we are currently not a party to any binding agreement for the sale of Dock Resins.

        The estimated loss recorded in fiscal year 2001 on the pending sale of Dock Resins was $2.5 million, which is comprised of an estimated loss on the disposal of Dock Resins of $1.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $900,000; and a provision of $258,000 for the anticipated operating losses from the measurement date of October 18, 2001 to the estimated disposal date of October 27, 2002. The estimated fair value sales price of $15 million was based upon negotiations with various parties at the time of the measurement date that had expressed interest in acquiring Dock Resins. The loss we will ultimately realize on the sale of Dock Resins could differ materially from the amounts currently assumed in arriving at the loss recorded in fiscal year 2001 from the disposal if the actual sales price paid by a buyer is substantially more or less than the estimated price of $15 million.

        As a result of the decision to sell Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all periods presented, and the estimated loss on the sale was recorded in fiscal year 2001. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

Results of Operations

        Total revenues were $44.5 million for the third quarter of fiscal year 2002, compared to $47.1 million for the third quarter of fiscal year 2001. Revenues from product sales and services decreased to $43.5 million in the third quarter of fiscal year 2002 from $46.8 million in the third quarter of fiscal year 2001. The decrease in product sales and service revenues was primarily due to Apio's "fee-for-service" whole produce business which decreased to $6.4 million in the third quarter of 2002 from $15.1 million in the third quarter of 2001. Apio's "fee-for-service" whole produce revenues decreased as a result of the Company's decision in the third quarter of fiscal year 2001 to exit the cash intensive field harvesting and packing operations. The decrease in Apio's "fee-for-service" revenues was partially offset by an increase in Apio's value added fresh-cut and whole produce business that increased to $22.9 million in the third quarter of 2002 from $17.9 million in the third quarter of 2001. Revenues from license fees increased to $677,000 for the third quarter of fiscal year 2002 from $93,000 for the third quarter of fiscal year 2001 due primarily to a new $2.0 million licensing agreement with UCB Chemicals Corporation ("UCB") in December 2001 which is being recognized to revenue ratably over a 12-month period. Revenues from research and development funding were $287,000 for the third quarter of fiscal year 2002 compared to $147,000 for the third quarter of fiscal year 2001. For the first nine months of fiscal year 2002 total revenues were $141.9 million compared to $151.6 million during the same period in 2001. Revenues from product sales and services for the first nine months of fiscal year 2002 decreased to $139.6 million from $150.9 million during the same period of fiscal year 2001 due primarily to the decrease in revenues in Apio's "fee-for-service" whole produce business which decreased to $19.9 million in the first nine months of fiscal year 2002 from $42.2 million for the same period last year. This decrease was partially offset by increased revenues in Apio's value added fresh-cut and whole produce business which increased to $64.3 million in the first nine months of fiscal year 2002 from $54.5 million in the same period of fiscal year 2001. This increase would have been significantly higher had Apio not experienced a severe shortage of produce due to adverse weather conditions during the Company's first fiscal quarter and the first few weeks of the Company's second fiscal quarter. In addition to the increase in Apio's value added business, Landec Ag revenues increased to $19.5 million in the first nine months of fiscal year 2002 from $16.2 million in the same period of fiscal year 2001. The increase in Landec Ag revenues was due to an increase in sales volume to existing customers and an increase in the number of new customer in 2002 as compared to 2001. Revenues from license fees increased to $1.7 million for the first nine months of fiscal year 2002 from $280,000 for the same period of fiscal year 2001 due primarily to the UCB licensing agreement entered into in December 2001. Revenues from research and development funding for the first nine months of fiscal year 2002 increased to $618,000 from $376,000 during the same period of fiscal year 2001.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $38.0 million for the third quarter of fiscal year 2002 compared to $41.0 million for the third quarter of fiscal year 2001. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 12.8% in the third quarter of fiscal year 2002 as compared to 12.4% in the third quarter of fiscal year 2001. Cost of product sales and services for the first nine months of fiscal year 2002 was $116.9 million compared to $129.5 million during the same period in fiscal year 2001. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 16.2% for the first nine months of fiscal year 2002 from 14.2% during the same period of fiscal year 2001. The increases in gross profit percentages related to product sales and services were primarily the result of increased higher margin Landec Ag revenues and Apio's profit from farming activities of $928,000 during the first nine months of fiscal year 2002 as compared to a net loss of $1.9 million in the same period of fiscal year 2001. The profit in farming activities was the result of favorable market prices. Overall gross profit increased to $6.5 million for the three month period ended July 28, 2002 from $6.0 million for the same period of fiscal year 2001. For the first nine months ended July 28, 2002 gross profits increased to $25.0 million from $22.1 million for the same period in fiscal year 2001, an increase of 13% over the first nine months of fiscal year 2001.

        Research and development expenses remained virtually the same at $847,000 for the third quarter of fiscal year 2002 compared to $838,000 in the third quarter of fiscal year 2001. Research and development expenses increased to $2.6 million for the first nine months of fiscal year 2002 from $2.3 million in the same period of fiscal year 2001, an increase of 10%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology. The increase in research and development expenses during the nine month period ended July 28, 2002 compared to the same period of fiscal year 2001 was primarily due to efforts expended to develop the Company's banana technology. The Company expects that total research and development spending in fiscal year 2002 will be higher than the prior year in absolute dollars and should increase as a percent of revenue because overall revenues are expected to decrease slightly in fiscal year 2002 as compared to fiscal year 2001 and because substantial efforts are being spent on the development of the Company's banana technology.

        Selling, general and administrative expenses were $6.3 million for the third quarter of fiscal year 2002 compared to $6.0 million for the third quarter of fiscal year 2001, an increase of 4%. For the first nine months of fiscal year 2002 selling, general and administrative expenses were $20.2 million compared to $20.4 million during the same period in fiscal year 2001. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. The increase in selling, general and administrative expenses in the third quarter of fiscal year 2002 as compared to the third quarter of fiscal year 2001 is primarily due to (1) an increase in banana sales and marketing expenses at Apio, (2) an increase in general and administrative expenses at Apio resulting from depreciation expense on Apio's new business system and because internal use of labor to develop the new system was capitalized last year but that same labor is being expensed this year because the system has been implemented, and (3) an increase in sales and marketing expenses at Landec Ag due to starting the 2003 selling season one month earlier than last year. These increases were partially offset by $656,000 of lower amortization of intangibles expense due to the Company adopting SFAS No. 142 at the beginning of fiscal year 2002 and decreases in sales and marketing for Apio's "fee-for-service" business. The decrease in selling, general and administrative expenses for the first nine months of fiscal year 2002 as compared to the same period last year is primarily due to intangible amortization expense decreasing by $1.9 million which was partially offset by increased general and administrative expenses at Apio as a result of expenses related to Apio's new business system, banana sales and marketing expenses, and Landec Ag sales and marketing expenses described above. Sales and marketing expenses decreased to $2.3 million for the third quarter of fiscal year 2002 from $2.6 million for the third quarter of fiscal year 2001. For the first nine months of fiscal year 2002 sales and marketing expenses decreased to $7.6 million from $8.2 million during the same period of fiscal year 2001. Landec expects that total selling, general and administrative spending for existing and newly acquired products will increase in absolute dollars in future periods, although it may vary as a percentage of total revenues.

        Interest income for the three and nine month periods ended July 28, 2002 were $117,000 and $256,000, respectively, compared to $174,000 and $478,000 for the same periods of fiscal year 2001. Interest expense for the three and nine months periods ended July 28, 2002 were $429,000 and $1.4 million, respectively, compared to $687,000 and $1.9 million for the same periods of fiscal year 2001. The decreases in interest income are due principally to less cash available for investing. The decreases in interest expense are due to using cash generated from operations and from equity financings to pay down debt and thus lower interest expenses.

Liquidity and Capital Resources

        As of July 28, 2002, the Company had cash and cash equivalents of $1.2 million, a net decrease of $7.5 million from $8.7 million at October 28, 2001. This decrease was primarily due to: (a) the purchase of $2.0 million of property, plant and equipment; (b) the reduction of net borrowings under the Company's lines of credit of $12.5 million, (c) the net reduction of long term debt of $3.7 million, and (d) an increase in other assets and acquisition costs related to earn-out provisions of $1.3 million; partially offset by (e) net cash provided from operations of $3.3 million, (f) cash provided from the decrease of notes and advances receivable of $1.1 million, and (g) proceeds from the sale of common stock of $7.6 million.

        During the first nine month of fiscal year 2002, Landec purchased vegetable processing equipment to support the development of Apio's value added products, and incurred capital expenditures to complete the installation of Apio's new ERP business system. These expenditures represented the majority of the $2.0 million of property and equipment purchased.

        In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million revolving line of credit with Bank of America. The term debt and line of credit agreements ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. These requirements and ratios generally become more restrictive over time. The Loan Agreement, through restricted payment covenants, limits the ability of Apio to make cash payments to Landec, until the outstanding balance is reduced to an amount specified in the Loan Agreement. Landec has pledged substantially all of the assets of Apio to secure the Loan Agreement. In February 2001, April 2001, September 2001, October 2001, April 2002, May 2002, and August 2002 the Apio revolving line of credit agreement was amended. The amendments adjusted the minimum ratios required to meet the fixed charge coverage and leverage ratios, extended the line of credit agreement through October 31, 2002, decreased the interest rate for the period August 1, 2002 through October 31, 2002 to the prime rate plus 2%, and subordinated to the bank $10.9 million ($5.0 million in fiscal year 2001 and $5.9 million in fiscal year 2002) of contributions from Landec to Apio. At July 28, 2002, $3.1 million was outstanding under Apio's line of credit at an annual interest rate of 6.75% and $6.2 million was outstanding under the term loan at an annual interest rate of 9.52%

        On January 27, 2002, Apio was in technical violation of the minimum fixed charge ratio. On February 12, 2002, this violation was cured through a subordinated contribution to Apio from Landec, retroactive to January 27, 2002.

        In May 2001, Apio entered into a capital lease agreement to fund a portion of the costs of a new ERP business system. As of July 28, 2002, $1.9 million of the estimated $2.9 million in total costs had been financed.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $3.0 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is charged at the prime rate plus 0.75%. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At July 28, 2002, no balance was outstanding under the revolving line of credit. In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum, term note.

        In March 2002, the Company raised $7.3 million, net of expenses, through a private placement of 2,580,663 shares of common stock.

        On June 5, 2002, the Company sold its Reedley, California fruit processing facility for net proceeds of $2.2 million, resulting in a gain of approximately $436,000.

        Landec believes that the Company's debt facilities, cash from operations, and select licensing deals involving upfront payments, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months. In addition, the proceeds expected from the planned sale of Dock Resins will be used to pay down debt and other liabilities.

        At July 28, 2002, our total debt, including current maturities and capital lease obligations, was approximately $17.2 million and the total debt to equity ratio was approximately 29% at July 28, 2002 as compared to 67% at October 28, 2001. Of this debt, approximately $3.1 million is comprised of revolving lines of credit and approximately $14.1 million is comprised of term debt. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. The term debt is secured by our working capital and therefore the amount may fluctuate with changes in the working capital balance. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. Maturities of debt, including obligations under capital lease agreements and revolving lines of credit, for each year presented are as follows (in thousands):

	Due in Fiscal Year
Debt	Total	Remainder of 2002	2003	2004	2005	2006	Thereafter
Lines of Credit	$3,134	$3,134	$—	$—	$—	$—	$—
Long-term Debt	12,389	1,373	3,787	3,814	1,371	121	1,923
Capital Leases	1,688	325	886	463	9	5	—

Total	$17,211	$4,832	$4,673	$4,277	$1,380	$126	$1,923

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

We Have a History of Losses Which May Continue

        We have incurred net losses in each fiscal year since our inception. Our accumulated deficit as of July 28, 2002 totaled $56.3 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At July 28, 2002, our total debt, including current maturities and capital lease obligations, was approximately $17.2 million and the total debt to equity ratio was approximately 29%. Of this debt, approximately $3.1 million is comprised of revolving lines of credit and approximately $14.1 is comprised of term debt. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. All $3.1 million outstanding under the revolving lines of credit is due in this fiscal year. Of our term debt, approximately $1.7 million, $4.7 million, $4.3 million and $1.4 million become due over the remainder of this fiscal year and each of the next three fiscal years, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

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

        In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $7.8 million, plus an additional $273,000 of accrued interest, for a performance based earn out and future supply of produce. Of this amount, $4.1 million relates to the earn out from fiscal year 2000 that is due to be paid on October 28, 2002.

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

        We may not be able to develop and introduce new products and technologies in a timely manner or that new products and technologies will gain market acceptance. We are in the early stage of product commercialization of certain Intellipac breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

Both Domestic and Foreign Government Regulations Can Have an Adverse Effect on Our Business Operations

        Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to periodic inspection by regulatory authorities. We may not be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For the first nine months of fiscal year 2002, approximately 20% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During the first nine months of fiscal year 2002, sales to our top five customers accounted for approximately 30% of our revenues, with our top customers, Wal-Mart Stores Inc., accounting for approximately 12% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

        Our executive officers and directors and their affiliates own or control approximately 30% of our common stock (assuming conversion of outstanding preferred stock and including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

The Reporting Of Our Profitability Could Be Materially And Adversely Affected If It Is Determined That The Book Value Of Goodwill Is Higher Than Fair Value.

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

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

  Certain Transactions

        In connection with the acquisition of Apio, Landec entered into an employment agreement with Mr. Nicholas Tompkins in 1999 for a term of five (5) years at an annual salary of $200,000. Under the terms of his employment agreement, Mr. Tompkins is employed as a Senior Vice President of Landec and Chief Executive Officer of Apio, Inc. Mr. Tompkins employment agreement also provides that in the case of his involuntary termination other than for cause or his resignation for good reason, he will continue to receive his salary through December 2004. Pursuant to the employment agreement, Mr. Tompkins was issued options to purchase up to 850,000 shares of common stock of Landec, and an option to purchase up to 2,000,000 shares of common stock of Apio. In addition, in connection with the Apio Acquisition, Mr. Tompkins was eligible to receive up to $10 million of earn-out payments if Apio exceeded certain earning targets in fiscal years 2000 and 2001. Of such amount, Mr. Tompkins earned $4.1 million in fiscal year 2000, which amount is payable on October 28, 2002, and $579,000 in fiscal year 2001, which amount was payable on March 1, 2002.

        Pursuant to the terms of farmer agreements entered into between Apio and the Nick Tompkins Ranch, B & D Farms, Security Farms and Keystone Farms (the "Tompkins Farms"), Apio provides harvesting, packing, cooling and distributing services for produce planted and grown by the Tompkins Farms. The terms of the agreements are substantially the same as the terms offered by Apio to other growers. During fiscal years 2000 and 2001, Apio's revenues derived from its services to the Tompkins Farms were approximately $1,898,000 and $5,065,000, respectively, and Apio paid the Tompkins Farms an aggregate of approximately $4,384,000 and $6,051,000 in fiscal years 2000 and 2001, respectively. Mr. Tompkins wholly-owns the Nick Tompkins Ranch and has a greater than ten percent (10%) ownership interest in each of B&D Farms, Security Farms and Keystone Farms.

        Apio makes advances to its produce growers for planting, growing and harvesting costs associated with crops in the ordinary course of its business. In connection with the upfront planting, growing and harvesting costs associated with crops from the Nick Tompkins Ranch during fiscal year 2001, Apio advanced the Nick Tompkins Ranch approximately $475,000, evidenced by a note (the "Note"). On December 31, 2001, the amount owed under the Note including approximately $20,000 in interest was offset by the earn-out payment of $579,000 owed to Nick Tompkins in connection with the Apio Acquisition. Accordingly, the Note was cancelled and Apio paid Mr. Tompkins the balance of approximately $84,000 in March, 2002. In May 2002, Apio advanced to the Nick Tompkins Ranch $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from the Nick Tompkins Ranch. The advance accrues interest at Apio's interest rate per its Bank of America loan agreement. Approximately $400,000 of the $1.1 million was repaid on June 30, 2002 with the remainder due on December 31 2002. This advance is secured by crops of the Nick Tompkins Ranch and the earn-out payment of $4.1 million due October 28, 2002 to Nick Tompkins. The advances made to the Nick Tompkins Ranch were on substantially the same terms as those offered to other produce growers. In addition, Apio has entered into ground leases which require Apio to make approximately $1.0 million in annual lease payments to Nick Tompkins and $240,000 in annual ground lease payments to Apio Land Company which is 50% owned by Nick Tompkins.

        In connection with the Apio Acquisition, Landec entered into an employment agreement with Mr. Timothy Murphy, a former holder of more than five percent of the Landec's common stock. The term of the employment agreement was one year ending December 2000 and provided for an annual salary of $100,000. In addition, in connection with the Apio Acquisition, Mr. Murphy received payments of $560,000 in January 2001, $58,333 in December, 2001 and $560,000 in January 2002, and will receive deferred payments totaling $1,855,000 over the next three years.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    +10.37    Amendment No. 7 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2002

    +99.1    CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    +99.2    CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    None.

    +Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

	By:	/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: September 11, 2002

CERTIFICATIONS

        I, Gary T. Steele, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Landec Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: September 11, 2002
/s/ GARY T. STEELE Gary T. Steele Chief Executive Officer and President (Principal Executive Officer)

        I, Gregory S. Skinner, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Landec Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: September 11, 2002
/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

LANDEC CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
10.37	Amendment No. 7 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2002	37
99.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	42
99.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002	43

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
CERTIFICATIONS