Form 10-K
period 2002-10-27
LANDEC CORP \CA\
filed 2003-01-24
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended October 27, 2002, or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
          None                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |_| No |X|

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $65,297,000 as of April 28, 2002, based upon the closing sales price on the NASDAQ National Market reported for such date. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $46,955,000 as of January 10, 2003, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of January 10, 2003, there were 21,103,480 shares of Common Stock and 154,633 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                               LANDEC CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.      Description                                                                         Page
-------                                                                                           ----
 Part I

   1.         Business..........................................................................     4

   2.         Properties........................................................................    18

   3.         Legal Proceedings.................................................................    18

   4.         Submission of Matters to a Vote of Security Holders...............................    18

 Part II

   5.         Market for Registrant's Common Equity and Related Stockholder Matters.............    19

   6.         Selected Financial Data...........................................................    20

   7.         Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................    22

   7A.        Quantitative and Qualitative Disclosures about Market Risk........................    37

   8.         Financial Statements and Supplementary Data.......................................    37

   9.         Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure........................................................................    37

Part III

   10.        Directors and Executive Officers of the Registrant................................    38

   11.        Executive Compensation............................................................    38

   12.        Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters...............................................................    38

   13.        Certain Relationships and Related Transactions....................................    38

   14.        Controls and Procedures...........................................................    38

 Part IV

   15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................    39

                                     PART I
Item 1. Business

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "projected," "expects," "believes," "intends" and "assumes" and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 "Management's Discussion & Analysis of Financial Conditions and Results of Operations -- Additional Factors That May Affect Future Results" and the risk factors contained in Item 1 below.

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

      The principal products and services offered by the Company in its two core businesses - Food Products Technology and Agricultural Seed Technology - and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2000 through 2002 is summarized in
Note 13 to the Consolidated Financial Statements.

      Landec's Food Products Technology business, operated through its subsidiary Apio Inc., combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively "Apio").

      Landec's Agricultural Seed Technology business, operated through its subsidiary Landec Ag, Inc. ("Landec Ag"), combines Landec's proprietary Intellicoat(R) seed coating technology with its unique eDC(TM) --e-commerce, direct marketing and consultative selling - capabilities which it obtained with its acquisition of Fielder's Choice Direct ("Fielder's Choice"), a direct marketer of hybrid seed corn, in September 1997.

      In addition to its two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses products outside of Landec's core businesses to industry leaders such as Alcon, Inc. ("Alcon") and UCB Chemicals, a subsidiary of UCB S.A. of Belgium ("UCB"). The Company also engages in research and development activities with companies. For segment disclosure purposes, the Technology Licensing/Research and Development business is included in Corporate and Other (in Note 13 to the Consolidated Financial Statements).

      To remain focused on its core businesses, in October 2002 the Company sold Dock Resins Corporation ("Dock Resins"), its specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. As a result of the sale of Dock Resins, the financial results of Dock Resins have been reclassified to discontinued operations for all years presented. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

      The Company's core polymer products are based on its patented proprietary Intelimer(R) polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

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

      Landec's Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec's Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1(Degree)C to 2(Degree)C. These changes can be designed to occur at relatively low temperatures (0(Degree)C to 100(Degree)C) that are relatively easy to maintain in industrial and commercial environments. Figure 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.

                                [GRAPHIC OMITTED]

      Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the controlled use of hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0(Degree)C to 100(Degree)C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in Figure 2 on the next page.

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

Description of Core Business

      The Company participates in two core business segments- Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct ongoing research and development through its Technology Licensing/Research and Development Business.

                                     ------------------
                                     Landec Corporation
                                     ------------------

                                  -----------------------
                                  Intelimer(R) Technology
                                  -----------------------

      -------------                   -----------------               ---------------------
      Food Products                   Agricultural Seed               Technology Licensing/
       Technology                       Technology                             R&D
      -------------                   -----------------               ---------------------

o Intellipac(TM) Packaging    o Intellicoat(R) Seed Coatings           o R&D Collaborations

o Apio, Inc.                  o Fielder's Choice Direct(R) Products    o Licensing Partners

Food Products Technology Business

      The Company began marketing in early fiscal year 1996 its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec's proprietary Intellipac packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle. This is referred to as "value-added" products. In December 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. The Company's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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

      Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. According to the International Fresh-Cut Produce Association ("IFPA"), in 2001, the total U.S. fresh produce market was estimated to be between $100 to $120 billion. Of this, U.S. retail sales of fresh-cut produce were estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the IFPA, the fresh-cut produce market is one of the highest growth areas in retail grocery stores. And according to the Produce Marketing Association the fresh-cut produce category is growing at double digit rates while total produce is only growing at 2% to 3% per year.

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

       The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce -- a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intellipac technology is well suited to the challenges of the produce distribution process.

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

o Ability to Adjust Oxygen and Carbon Dioxide Permeability. Conventional packaging films diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intellipac packages can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce.

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

      Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce. This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities. The Company believes that in the future its Intellipac breathable membranes will be useful for packaging a diverse variety of fresh-cut and whole produce products. Potential opportunities for using Landec's technology outside of the produce market exist in cut flowers and in other food products.

      Landec is working with leaders in the foodservice, club store and retail grocery markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

      Landec manufactures its Intellipac breathable membrane packaging both internally and through selected qualified contract manufacturers and markets and sells Intellipac breathable membrane packaging directly to food distributors.

      The Business: Apio, Inc.

      In December 1999, Landec completed the acquisition of Apio and certain related entities. Landec paid $21.0 million in cash and Landec Common Stock, before expenses, at close, $1.1 million in January 2001, $1.2 million in the first quarter of fiscal year 2002 and $579,000 in March 2002, with another $1.2 million to be paid in the first quarter of fiscal year 2003. An additional $2.5 million in future payments is scheduled to be paid in fiscal years 2004 and 2005. In addition, $4.4 million, which includes $279,000 of accrued interest, is due in periodic scheduled payments through February 2004. Apio had revenues of approximately $161 million in fiscal year 2002, $174 million in fiscal year 2001 and $179 million in the eleven-month period ended October 29, 2000.

      Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses - first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our Intellipac packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. Apio currently has approximately 12,600 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last seven years, markets a variety of fresh-cut and whole vegetables to the top retail grocery chains representing over 8,700 retail and club stores. During the fiscal year ended October 27, 2002, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

      During the third quarter of fiscal year 2001, the Company announced that Apio was discontinuing its field harvesting and packing operations in order to focus on its specialty packaging technology products, and the marketing and sales of whole produce products. Exiting the labor and equipment-intensive field harvesting and packing portion of the "fee-for-service" business and focusing on selling and marketing of whole produce resulted in gross margins increasing in the "fee-for-service" business from 16% in fiscal year 2001 to 24% in fiscal year 2002. As a result of the transition of Apio's "fee-for-service" business, service revenues decreased to $26.8 million in fiscal year 2002 as compared to $48.4 million in fiscal year 2001.

      In September 2000, the Company discontinued its processing of fruit at its Reedley facility. In June 2002, the Company sold the fruit processing facility for $2.2 million in cash and recorded a gain of $436,000 on the sale. A portion of the fruit processing equipment in the facility and rights to the Company's Great Whites(TM) trademark were sold in December 2002 to the purchaser of the facility, for $707,000 resulting in a net gain of $39,000. The assets sold in December 2002 will be paid for in equal annual installments over the next seven years. In addition, the Company entered into a supply agreement with the purchaser to supply fruit to the Company's export business for the next three years with an option for year four.

      There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

o Full Service Supplier: Apio has structured its business as a full service marketer and seller of vegetables, fruits, and fresh-cut and whole value-added produce. It is focused on developing its Eat Smart(R) brand name for all of its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

o Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and charges for services that include cooling, shipping and marketing. The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut and whole value-added processing business.

o Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio's 49,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio's value-added products utilize Landec's proprietary Intellipac membrane technology. Our strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

o Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using Intellipac packaging technology.

o Expanded Product Line Using Technology: Apio, through the use of Landec's Intellipac membrane technology, is in the early stages of introducing its technology in the whole produce business. Its introduction of iceless packaging for broccoli crowns in November 2000 was the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intellipac technology. New iceless packaging is available for various broccoli products and green onions.

      For the past seven years, the Company has marketed its Eat Smart fresh-cut vegetables, party trays and iceless products using Intellipac specialty packaging and has now expanded its technology to include packaging for bananas. The Company has been conducting laboratory, shipping, ripening room and retail grocery store trials on its own and with select banana companies. In addition, the Company is in the process of qualifying banana sourcing in the several primary banana growing countries in Central and South America. Bananas are a $4 to $4.5 billion annual worldwide market for distributors, which in turn, is a $9 to $10 billion annual worldwide market for retailers. Bananas are the nation's leading produce item, contributing approximately nine to ten percent of produce department sales in the United States.

      Trials have shown that Intellipac breathable membrane packaging can significantly extend the shelf life of bananas at the prime color stage for consumers and retailers. By extending the shelf life of the number one item in the produce department, retailers can reduce shrink (waste) and increase sales by displaying bananas at the optimum ripeness.

      The Company has commercially launched the banana packaging technology for use in the food service industry. The Company intends to significantly expand its sales of bananas to the food service industry during fiscal year 2003 while optimizing its Intellipac specialty packaging for retail banana customers.

      In addition to the introduction of specialty packaging for bananas, the Company has rapidly extended its commercialization of Intellipac technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns, export cut broccoli crowns, and green onions.

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

      During the third quarter of fiscal year 2002, the Company started commercially shipping a re-sealable package utilizing the Intellipac technology on its larger-sized fresh-cut vegetable packages. The Company expects the re-sealable package to facilitate the introduction of new retail products.

      Product enhancements in the fresh-cut vegetable line include a new fresh-cut vegetable party tray designed to look like it was freshly made in the retail grocery store which was launched in October 2002. The rectangular tray design is convenient for storage in consumers' refrigerators and expands the Company's wide-ranging party tray line.

      Additionally, the Company commercially launched in October 2002, smaller ready-to-eat vegetable snack trays under the Eat Smart Snak Pak(R) line. The launch of the Snak Pak line is in response to the recent trend toward healthier food alternatives for consumers.

Agricultural Seed Technology Business

      Landec formed its Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995. Landec Ag's strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat seed coating technology and its eDC--e-commerce, direct marketing and consultative selling capabilities.

      The Technology and Market Opportunity: Intellicoat Seed Coatings

      Landec has developed and, through Landec Ag, is commercially selling its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows. These coatings are being applied to corn and soybean seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 2002 in the United States for corn and soybean seed exceeded 78.9 million and 73.0 million, respectively.

      In fiscal year 2000, the Company successfully launched its first commercial product, Pollinator Plus(R) coatings for inbred corn seed. As a result of the success realized in fiscal year 2001, the Company expanded its sales of inbred corn seed coating products in fiscal year 2002 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by 30 seed companies in the

United States. In addition, based on the successful field trial results during 2001 for its Early Plant(TM) hybrid coated seed corn, the Company expanded its sales in 2002. The Company's Relay(TM) Intercropping System of wheat and Intellicoat coated soybean will allow farmers to plant and harvest two crops during the same year on the same land, providing financial benefit for the farmer. Early Plant hybrid seed corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid seed corn will enable farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid seed corn product if they were able to plant a portion of their acreage up to one month early. The Company estimates that 1 of every 7 corn acres could be converted to Intellicoat coated seed within 3 years of industry-wide commercialization.

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

      The Business: Landec Ag

      In September 1997, Landec Ag completed the acquisition of Fielder's Choice, a direct marketer of hybrid seed corn to farmers. Landec paid approximately $3.6 million in cash and direct acquisition costs and $5.2 million in Landec Common Stock for Fielder's Choice. Terms of the agreement include a cash earn-out of $2.4 million based on future sales of Fielder's Choice Direct(R) hybrid seed corn. As of October 27, 2002, $2.0 million of the earn-out had been earned and paid. Fielder's Choice had sales of approximately $19.4 million for the twelve months ended October 27, 2002, $16.2 million for the twelve months ended October 28, 2001 and $17.2 million for the twelve months ended October 29, 2000.

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

      In order to support its direct marketing programs, Fielder's Choice has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called "eDC", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 95,000 farmers. In August 1999, the Company launched the seed industry's first comprehensive e-commerce website. This website furthers the Company's ability to provide a high level of consultation to Fielder's Choice customers, backed by a six day a week call center capability that enables the Company to use the internet as a natural extension of its direct marketing strategy.

      The acquisition of Fielder's Choice was strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of coating technology and a direct channel of distribution, telephonic and electronic commerce capabilities will enable Landec Ag to more quickly achieve meaningful market penetration.

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

      Intelimer Polymer Systems. Landec has developed latent catalysts useful in extending pot-life, extending shelf-life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. and The Norac Company. The Company has also developed Intelimer polymer materials useful in enhancing the formulating options for various personal care products. Landec's pressure sensitive adhesives ("PSA") technology is currently being evaluated in a variety of industrial and medical applications where strong adhesion to a substrate (i.e. steel, glass, silicon, skin, etc.) is desired for a defined time period and upon thermal triggering, results in a significant peel strength reduction. For example, select PSA systems exhibit greater than 90% reduction in peel strength upon warming, making them ideal for applications on fragile substrates.

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

      UCB Chemicals Corporation. On April 10, 2000, the Company entered into a research and development agreement with UCB Chemicals Corporation ("UCB"), an operating entity of UCB S.A., a major pharmaceutical and chemical company located in Belgium. UCB's chemical business is a major supplier of radiation curing and powder coating resins. Under this agreement, the Company explored polymer systems for evaluation in several industrial product applications. Based on the success of this initial research and development collaboration, in December 2001, the Company entered into a $2.5 million license and research and development agreement with UCB. This agreement has a term of one year through December 2002 and is for the exclusive rights to use the Company's Intelimer materials technology in the fields of powder coatings worldwide and pressure sensitive adhesives worldwide, except Asia.

      Medical Applications

      PORT(TM) Ophthalmic Devices. Landec developed the PORT (Punctal Occluder for the Retention of Tears) ophthalmic device initially to address a common, yet poorly diagnosed condition known as dry eye that is estimated to affect 30 million Americans annually. The device consists of a physician-applied applicator containing solid Intelimer material that transforms into a flowable, viscous state when heated slightly above body temperature. After inserting the Intelimer material into the lacrimal drainage duct, it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid and thereby provides relief and therapy to the dry eye patient.

      The PORT product is currently in human clinical trials. Landec and its partner Alcon, believe that PORT plugs will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

      In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment of $500,000, a $750,000 milestone payment in November 1998, research and development funding and will receive ongoing royalties of 11.5% on product sales of each PORT device through 2012. Any fees paid to the Company are non-refundable. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch. Landec also provides the Intelimer polymer to Alcon which is used in the PORT device.

      Medical Device. On April 18, 2002, Landec entered into an exclusive licensing and one year research and development collaboration with a large medical device company. Upfront payments totaled $420,000 with total potential payments, which are based on certain milestones being met, of $1.35 million. In addition, royalties of 8% will be paid on future product sales.

Discontinued Operations

      Dock Resins. In April 1997, the Company acquired Dock Resins, a privately-held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Dock Resins sells products under the Doresco(R) trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets, such as, graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

      In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses) in order to strengthen its balance sheet and focus management's attention on our core food and agricultural technology businesses. In accordance with the Stock Purchase Agreement, $1.35 million of the sales price was placed into an escrow fund to satisfy any breaches of representations and warranties made on behalf of the Company. The escrow funds will be released on January 31, 2004.

      The Company recorded a loss on the sale of $4.2 million, of which $2.5 million was recorded in fiscal year 2001 and $1.7 million was recorded in the fourth quarter of fiscal year 2002 upon the close of the sale. The loss was comprised of a loss on the disposal of Dock Resins of $3.3 million, transaction costs and certain costs directly related to the sale, including consulting fees and professional fees, of $1.2 million less $300,000 of operating income from the measurement date of October 18, 2001 to the disposal date of October 24, 2002.

      As a result of the sale of Dock Resins, the financial results of Dock Resins have been reclassed to discontinued operations for all periods presented. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

Sales and Marketing

      Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.

      Food Products Technology Business

      Apio has 19 sales people, located in central California and throughout the U.S., supporting both the traditional produce marketing business and the specialty packaged value-added produce business.

      Agricultural Seed Technology Business

      Landec Ag utilizes 34 direct seed sales consultants and associates located in Monticello, Indiana for its direct marketing of Fielders Choice Direct seed corn and Intellicoat coated products. Customer contacts are made based on direct responses and inquiries from customers.

Manufacturing and Processing

      Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.

      Food Products Technology Business

      The manufacturing process for the Company's Intellipac breathable membrane products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. Dock Resins currently manufactures virtually all of the polymers for the Intellipac breathable membranes and the Company anticipates that it will continue to do so in the foreseeable future. Select outside contractors currently manufacture the breathable membranes and Landec has recently transitioned most of the label package conversion to Apio's Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.

      Apio processes all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling, a separate company in which Apio has a 60% ownership interest and is the general partner.

      Agricultural Seed Technology Business

      During fiscal year 2001, the Company moved its batch coating capabilities from Menlo Park, California to a new leased facility in Oxford, Indiana. This facility is being used to coat other seed companies' inbred seed corn using the Company's Pollinator Plus corn seed coatings.

      During fiscal year 2000, the Company completed construction of a pilot and semi-works manufacturing facility in Indiana to support the commercialization of its Early Plant hybrid seed corn and for its Relay Intercropping System for wheat/coated soybean products. The new facility utilizes a new continuous coating process that has increased seed coating capabilities by tenfold compared to the previous system using batch coaters. Landec Ag contracts for production of its hybrid seed corn from established seed producers.

      General

      Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membrane products. In addition, a large majority of the hybrid corn varieties sold by Fielder's Choice are sourced from a single seed producer. Upon manufacturing scale-up of seed coating operations and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Fielder's Choice experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

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

Research and Development

      Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development in fiscal year 2002 were $3.7 million, compared with $3.3 million in fiscal year 2001 and $3.4 million in fiscal year 2000. In fiscal year 2002, research and development expenditures funded by corporate partners were $975,000 compared with $473,000 in fiscal year 2001 and $539,000 in fiscal year 2000. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of October 27, 2002, Landec had 28 employees, including 5 with Ph.D.'s, engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

      The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted twenty-two U.S. patents with expiration dates ranging from 2006 to 2018 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

      The Company is subject to the United States Department of Agriculture ("USDA") rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.

      Agricultural Seed Technology Business

      The Company's agricultural products are subject to regulations of the USDA and the EPA. The Company believes its current Intellicoat seed coatings are not pesticides as defined in the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and are not subject to pesticide regulation requirements. The process of meeting pesticide registration requirements is lengthy, expensive and uncertain, and may require additional studies by the Company. There can be no assurance that future products will not be regulated as pesticides. In addition, the Company believes that its Intellicoat seed coatings will not become a component of the agricultural products which are produced from the seeds to which the coatings are applied and therefore are not subject to regulation by the FDA as a food additive. While the Company believes that it will be able to obtain approval from such agencies to distribute its products, there can be no assurance that the Company will obtain necessary approvals without substantial expense or delay, if at all.

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

Employees

      As of October 27, 2002, Landec had 215 full-time employees, of whom 53 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 162 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Available Information

      Landec's Web site is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.

Item 2. Properties

      The Company has offices in Menlo Park and Guadalupe, California, and Monticello, Indiana.

These properties are described below:

                                                                                            Acres
                            Business                                                          of         Lease
       Location             Segment         Ownership               Facilities               Land      Expiration
---------------------    --------------   ------------   --------------------------------   ------     ----------
Menlo Park, CA                All            Leased      21,000 square feet of office and     --        12/31/03
                                                         laboratory space

Monticello, IN            Agricultural       Owned       19,400 square feet of office         0.5          --
                              Seed                       space
                           Technology

West Lebanon, IN          Agricultural       Owned       4,000 square feet of warehouse       --           --
                              Seed                       and manufacturing space
                           Technology

Oxford, IN                Agricultural       Leased      13,400 square feet of laboratory     --         6/30/05
                              Seed                       and manufacturing space
                           Technology

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending October 27, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal Year 2002                                                 High      Low
----------------                                                 ----      ---
                     4th Quarter ending October 27, 2002 ......  $3.64     $1.51

                     3rd Quarter ending July 28, 2002 .........  $4.40     $3.00

                     2nd Quarter ending April 28, 2002 ........  $4.24     $3.30

                     1st Quarter ending January 27, 2002 ......  $5.70     $2.81

Fiscal Year 2001                                                 High      Low
----------------                                                 ----      ---
                     4th Quarter ending October 28, 2001 ......  $5.25     $3.22

                     3rd Quarter ending July 29, 2001 .........  $5.27     $3.02

                     2nd Quarter ending April 29, 2001 ........  $4.50     $3.31

                     1st Quarter ending January 28, 2001 ......  $4.59     $2.50

      There were approximately 123 holders of record of 21,103,480 shares of outstanding Common Stock as of January 10, 2003. Since holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

      Pursuant to a Series A Preferred Stock Purchase Agreement dated November 19, 1999, by and among the Company and Frederick Frank, the Company completed a financing that raised approximately $10.0 million through a private placement of its Series A-1 Preferred Stock and Series A-2 Preferred Stock (the "Series A Preferred Stock"). Pursuant to this agreement, the Company issued 166,667 shares of Series A Preferred Stock of the Company at $60.00 per share (representing 1,666,670 shares of Common Stock on a converted basis). Frederick Frank was elected as a director of the Company in December 1999. The shares were converted to Common Stock on November 19, 2002.

      In connection with the Company's acquisition of Apio, Inc. on December 2, 1999, the prior owners of Apio received 2.5 million shares of Common Stock. As compensation for services rendered by Lehman Brothers Inc. in connection with the closing of the Apio acquisition, the Company issued 62,500 shares of Common Stock to Lehman Brothers, Inc. at $6.00 per share.

      Pursuant to a Series B Preferred Stock Purchase Agreement dated October 24, 2001, by and among the Company and the Seahawk Ranch Irrevocable Trust, the Company completed a financing that raised approximately $5.0 million through a private placement of its Series B Preferred Stock (the "Series B Preferred Stock"). Pursuant to this agreement, the Company issued 142,857 shares of Series B Preferred Stock of the Company at $35.00 per share (representing 1,428,570 shares of Common Stock on a converted basis). Ken Jones, a director of the Company, is a trustee of the Seahawk Ranch Irrevocable Trust. During fiscal year 2002, 11,776 shares of Series B Preferred Stock were issued as dividends to the Seahawk Ranch Irrevocable Trust.

      Pursuant to Subscription Agreements dated March 26, 2002 (the "Subscription Agreements"), the Company sold 2,580,663 shares of Common Stock to certain accredited, institutional investors at $3.10 per share resulting in aggregate proceeds of $8,000,000. Roth Capital Partners, LLC ("Roth") served as placement agent in connection with the private placement and received a placement fee of $640,000. The Company has filed a registration statement with the SEC for the resale of the stock.

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

Item 6. Selected Financial Data

      The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

                                                                Year Ended    Year Ended    Year Ended           Year Ended
                                                                October 27,   October 28,   October 29,          October 31,
                                                                -----------   -----------   -----------    ----------------------
Statement of Operations Data:                                      2002          2001          2000          1999          1998
                                                                 --------      --------      --------      --------      --------
                                                                               (in thousands, except per share data)
Revenues:
   Product sales ...........................................     $152,958      $141,314      $129,457      $ 19,926      $ 16,244
   Services revenue ........................................       23,312        43,346        64,911            --            --
   Services revenue, related party .........................        3,515         5,083         1,898            --            --
   License fees ............................................        2,330           374           374           750           500
   Research, development and royalty revenues ..............        1,040           529           586           770         1,352
                                                                 --------      --------      --------      --------      --------
      Total revenues .......................................      183,155       190,646       197,226        21,446        18,096

Cost of revenue:
   Cost of product sales ...................................      131,352       122,081       110,594        12,016        10,119
   Cost of services revenue ................................       20,463        40,751        56,621            --            --
                                                                 --------      --------      --------      --------      --------
Total cost of revenue ......................................      151,815       162,832       167,215        12,016        10,119
                                                                 --------      --------      --------      --------      --------

Gross profit ...............................................       31,340        27,814        30,011         9,430         7,977

Operating costs and expenses:
   Research and development ................................        3,664         3,270         3,444         4,653         4,643
   Selling, general and administrative .....................       26,418        27,398        26,927         8,523         8,260
   Exit of fruit processing ................................           --            --           525            --            --
                                                                 --------      --------      --------      --------      --------
      Total operating costs and expenses ...................       30,082        30,668        30,896        13,176        12,903
                                                                 ========      ========      ========      ========      ========

Operating profit/(loss) ....................................        1,258        (2,854)         (885)       (3,746)       (4,926)

Interest income ............................................          247           617           873           290           705
Interest expense ...........................................       (1,551)       (2,789)       (2,083)           --           (79)
Other income, net ..........................................          247           188            25            --            --
                                                                 --------      --------      --------      --------      --------
Income/(loss) from continuing operations ...................          201        (4,838)       (2,070)       (3,456)       (4,300)

Discontinued Operations:
   (Loss)/ income from discontinued operations .............           --          (537)          (14)          687         1,410
   Loss on disposal of operations ..........................       (1,688)       (2,500)           --            --            --
                                                                 --------      --------      --------      --------      --------
(Loss)/income from discontinued operations .................       (1,688)       (3,037)          (14)          687         1,410
                                                                 --------      --------      --------      --------      --------
Net loss before cumulative effect of change in accounting ..       (1,487)       (7,875)       (2,084)       (2,769)       (2,890)
Cumulative effect of change in accounting for upfront
   license fee revenue .....................................           --            --        (1,914)           --            --
                                                                 --------      --------      --------      --------      --------
Net loss ...................................................     $ (1,487)     $ (7,875)     $ (3,998)     $ (2,769)     $ (2,890)
                                                                 ========      ========      ========      ========      ========

Net loss ...................................................     $ (1,487)     $ (7,875)     $ (3,998)     $ (2,769)     $ (2,890)
Dividends on Series B preferred stock ......................         (412)           --            --            --            --
                                                                 --------      --------      --------      --------      --------
Net loss applicable to common shareholders .................     $ (1,899)     $ (7,875)     $ (3,998)     $ (2,769)     $ (2,890)
                                                                 ========      ========      ========      ========      ========

                                                            Year Ended   Year Ended    Year Ended         Year Ended
                                                            October 27,  October 28,   October 29,        October 31,
                                                            -----------  -----------   -----------   --------------------
Statement of Operations Data:                                   2002         2001         2000         1999         1998
                                                              -------      -------      -------      -------      -------
                                                                         (in thousands, except per share data)
Basic and diluted net income (loss) per share:
   Continuing operations ................................     $  (.01)     $  (.29)     $  (.13)     $  (.26)     $  (.34)
   Discontinued operations ..............................        (.09)        (.19)          --          .05          .11
   Cumulative effect of change in accounting ............          --           --         (.12)          --           --
                                                              -------      -------      -------      -------      -------
Basic and diluted net loss per share ....................     $  (.10)     $  (.48)     $  (.25)     $  (.21)     $  (.23)
                                                              =======      =======      =======      =======      =======
Pro forma amounts assuming the change in accounting is
   applied retroactively:
   Net loss applicable to common shareholders ...........     $(1,899)     $(7,875)     $(2,084)     $(3,145)     $(3,070)
                                                              =======      =======      =======      =======      =======
   Net loss per share ...................................     $  (.10)     $  (.48)     $  (.13)     $  (.24)     $  (.24)
                                                              =======      =======      =======      =======      =======
Shares used in computing basic and diluted net loss
   per share ............................................      18,172       16,371       15,796       13,273       12,773
                                                              =======      =======      =======      =======      =======

                                  Year Ended    Year Ended     Year Ended             Year Ended
                                 October 27,    October 28,    October 29,            October 31,
                                 -----------    -----------    -----------     ------------------------
Balance Sheet Data:                  2002           2001           2000           1999           1998
                                 -----------    -----------    -----------     ---------      ---------
                                                  (in thousands, except per share data)
Cash and cash equivalents ....    $   7,849      $   8,695      $   8,636      $   2,399      $   5,377
Total assets .................      107,803        120,122        128,165         36,097         38,075
Debt .........................       17,543         33,416         26,350             --             --
Convertible preferred stock ..       14,461         14,049          9,149             --             --
Accumulated deficit ..........      (59,300)       (57,401)       (49,526)       (45,528)       (42,756)
Total shareholders' equity ...       55,963         49,839         52,178         31,761         33,688

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results." Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

      Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development - QuickCast(TM) splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intellipac breathable membranes for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems for the industrial specialties market in June 1997; and Intellicoat coated inbred corn seeds in the Fall of 1999.

      With the acquisition of Landec Ag in September 1997 and Apio in December 1999, the Company is focused on two core businesses - Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intellipac breathable membrane technology with Apio's fresh-cut produce business.

The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Fielder's Choice's direct marketing, telephone sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses. See "Business - Description of Core Business".

      The Company has been unprofitable during each fiscal year since its inception. From inception through October 27, 2002, the Company's accumulated deficit was $59.3 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

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

Investments in Farming Activities

     Investments in farming activities consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on the Company's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. These investments are periodically reviewed for impairment (at least quarterly). Additionally, certain farming agreements contain provisions wherein the Company bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. If crop prices decline the Company may be unable to fully recoup its investment and the estimated losses would rise in the current period, potentially to the extent of the total investment.

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt losses are partially mitigated due to low risks related to the fact that the Company's customers are predominantly large financially sound national and regional retailers and because the Company carries foreign credit insurance to cover a portion of its foreign receivables exposure.

Inventories

      Inventories are stated at the lower of cost or market. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unuseable inventory and a general reserve, based on historical losses, for inventory considered to be useable.

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

      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During fiscal years 2002 and 2001, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 in 2003 - 2011, and $72,000 in 2012. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.


      Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Goodwill and Other Intangible Asset Impairment

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective October 29, 2001 and will be required to evaluate its goodwill and indefinite lived intangible assets for impairment annually. This evaluation incorporates a variety of estimates including the fair value of the Company's operating segments. If the carrying value of an operating segment's assets exceeds the estimated fair value, the Company would likely be required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date no impairment losses have been incurred.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS143), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending October 26, 2003.

Results of Operations

      The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued Dock Resins operation.

      Fiscal Year Ended October 27, 2002 Compared to Fiscal Year Ended October 28, 2001

      Total revenues were $183.2 million for fiscal year 2002, compared to $190.6 million for fiscal year 2001. Revenues from product sales and services decreased to $179.8 million in fiscal year 2002 from $189.7 million in fiscal year 2001. The decrease in product sales and service revenues was primarily due to decreased revenues from Apio's "fee for service" whole produce business, which decreased from $48.4 million in fiscal year 2001 to $26.8 million during fiscal year 2002. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision during the third quarter of fiscal year 2001 to exit the cash, labor and equipment-intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during fiscal year 2002 as compared to fiscal year 2001. Volumes in the "fee-for-service" business are expected to be relatively flat in the foreseeable future as the Company focuses on higher margin, less cash intensive aspects of its businesses. The decrease in Apio's "fee-for-service" revenue was partially offset by an increase in revenues from Apio's value-added specialty packaging business which increased to $84.0 million in fiscal year 2002 from $70.4 million in fiscal year 2001. In addition, revenues from Landec Ag increased to $19.4 million in fiscal year 2002 from $16.2 million in fiscal year 2001. The increase in Landec Ag revenues was due to an increase in sales volume and a higher average selling price per unit. Revenues from research, development and royalties increased to $1.0 million in fiscal year 2002 compared to $529,000 for fiscal year 2001. Revenues from license fees increased to $2.3 million in fiscal year 2002 compared to $374,000 for fiscal year 2001. The increases in research, development, royalties and license fee revenues were due to the Company entering into new collaborations with UCB in December 2001 and with a major medical device company in April 2002.

      Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $151.8 million for fiscal year 2002 compared to $162.8 million for fiscal year 2001. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 16% in fiscal year 2002 compared to 14% in fiscal year 2001. Overall gross profit increased to $31.3 million in fiscal year 2002 from $27.8 million in fiscal year 2001. This increase was primarily due to a $1.4 million gross profit increase at Landec Ag which increased its gross profit to $8.0 million in fiscal year 2002 from $6.6 million in fiscal year 2001. In addition, gross profit from Landec's licensing business increased $2.4 million to $3.1 million in fiscal year 2002 from $697,000 in fiscal year 2001. Apio's gross profit decreased slightly to $20.2 million in fiscal year 2002 from $20.5 million in fiscal year 2001. This decrease was due to several offsetting reasons; 1) in fiscal year 2002 Apio realized income from farming of $1.1 million compared to a loss of $2.0 million in fiscal year 2001, 2) higher crop sourcing costs of approximately $2.5 million during fiscal year 2002 as compared to fiscal year 2001 due to the unusually cold winter in the desert areas of California and Arizona, 3) lower volumes in the "fee-for-service" business during fiscal year 2002 as compared to fiscal year 2001 as a result of discontinuing the field harvesting and packing operations of the business in the third quarter of fiscal year

2001 resulting in a $1.3 million decrease in gross profit, and 4) losses of $400,000 from the initial launch of the banana packaging technology.

      Research and development expenses increased to $3.7 million in fiscal year 2002 from $3.3 million in fiscal year 2001. Landec's research and development expenses consist primarily of expenses related to new product development, process scale-up work, and investments in patents to protect the intellectual property content of Landec's enabling side chain crystallizable polymers. The increase in research and development expenses was due to increased development costs associated with the Company's banana program.

      Selling, general and administrative expenses were $26.4 million for fiscal year 2002 compared to $27.4 million for fiscal year 2001, a decrease of 4%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. Selling, general and administrative expenses decreased during fiscal year 2002 as compared to fiscal year 2001 primarily due to intangible amortization expenses decreasing $2.6 million as a result of the adoption of SFAS 142. This decrease was partially offset by increased selling, general and administrative expenses at Apio as a result of expenses related to Apio's new ERP business operating system. Specifically, sales and marketing expenses decreased to $10.3 million for fiscal year 2002 from $10.9 million for fiscal year 2001.

      Interest income for fiscal year 2002 was $247,000 compared to $617,000 for fiscal year 2001. This decrease in interest income was due principally to lower market interest rates and a lower interest-bearing notes receivable balance. Interest expense for fiscal year 2002 was $1.6 million compared to $2.8 million for fiscal year 2001. The decrease in interest expense was primarily due to having a lower average debt balance outstanding during fiscal year 2002 due to paying down debt by nearly $16.0 million during fiscal year 2002.

      Fiscal Year Ended October 28, 2001 Compared to Fiscal Year Ended October 29, 2000

      Total revenues were $190.6 million for fiscal year 2001, compared to $197.2 million for fiscal year 2000. Revenues from product sales and services decreased to $189.7 million in fiscal year 2001 from $196.3 million in fiscal year 2000. The decrease in product sales and service revenues was primarily due to decreased revenues from Apio's "fee for service" whole produce business, which decreased from $66.8 million in fiscal year 2000 to $48.4 million during fiscal year 2001. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision during the third quarter of fiscal year 2001 to exit the cash, labor and equipment-intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during fiscal year 2001. The decrease in Apio's "fee-for-service" revenue was partially offset by an increase in revenues from Apio's value-added specialty packaging business which increased to $70.4 million in fiscal year 2001 from $56.1 million in fiscal year 2000 and the fact that Apio was included for a full year in fiscal year 2001 compared to only eleven months in fiscal year 2000. Revenues from research, development and royalties were $529,000 for fiscal year 2001 compared to $586,000 for fiscal year 2000. Revenues from license fees remained unchanged at $374,000 for fiscal years 2001 and 2000.

      Cost of product sales and services was $162.8 million for fiscal year 2001 compared to $167.2 million for fiscal year 2000. Gross profit from product sales and services as a percentage of revenue from product sales and services remained unchanged at 14% in fiscal years 2000 and 2001. Overall gross profit decreased to $27.8 million in fiscal year 2001 from $30.0 million in fiscal year 2000. This decrease was primarily due to gross profit from Apio's "fee-for-service" business which decreased $2.5 million to $7.7 million in fiscal year 2001 compared to $10.2 million in fiscal year 2000. The decrease in Apio's gross profit was primarily due to 1) farming losses from the winter season produce sourcing, which increased to $2.0 million in fiscal year 2001 from $944,000 in fiscal year 2000; 2) higher crop sourcing costs during the first half of fiscal year 2001 as compared to fiscal year 2000 and; 3) lower volumes during the second half of fiscal year 2001 as compared to fiscal year 2000 as a result of discontinuing the field harvesting and packing operations of the business. Gross profit also decreased $565,000 at Landec Ag due to lower product sales in fiscal year 2001 compared to fiscal year 2000. These decreases in gross profit were partially offset by increased gross profit from Apio's value-added specialty packaging business which increased $2.8 million in fiscal year 2001 to $12.2 million as compared to $9.4 million in fiscal year 2000.

      Research and development expenses remained virtually the same at $3.3 million in fiscal year 2001 and $3.4 million in fiscal year 2000.

      Selling, general and administrative expenses were $27.4 million for fiscal year 2001 compared to $26.9 million for fiscal year 2000, an increase of 2%. Selling, general and administrative expenses increased during fiscal year 2001 as compared to fiscal year 2000 primarily as a result of increased expenses at Apio for general and administrative expenses due to including Apio for a full year in fiscal year 2001 compared to only eleven months in fiscal year 2000. This increase was offset by decreased sales and marketing expenses at Landec Ag from a February 2001 reduction in force. Specifically, sales and marketing expenses decreased to $10.9 million for fiscal year 2001 from $12.6 million for fiscal year 2000.

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

Liquidity and Capital Resources

      As of October 27, 2002, Landec had cash and cash equivalents of $7.8 million, a net decrease of $846,000 from $8.7 million as of October 28, 2001. This decrease was primarily due to: a) the reduction of net borrowings under Landec's lines of credit of $5.5 million; b) the reduction of long-term debt of $10.4 million; c) the purchase of $2.5 million of property and equipment; partially offset by; d) net proceeds from the sale of Dock Resins of $9.4 million; and (e) proceeds from the sale of Common Stock of $7.6 million.

      During fiscal year 2002, Landec purchased equipment to support the development of Apio's value added products, and incurred building and laboratory improvement costs at Apio. These expenditures represented the majority of the $2.5 million of property and equipment purchased during fiscal year 2002.

      In December 1999, in conjunction with the acquisition of Apio, the Company secured $11.25 million of term debt and a $12 million line of credit with Bank of America. The term debt and line of credit agreements, as amended ("Loan Agreement") contain restrictive covenants that require Apio to meet certain financial tests, including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. As of October 27, 2002, Apio was in compliance with all of its financial covenants. The Loan Agreement, through restricted payment covenants and amendments, limits the ability of Apio to make cash payments to Landec. Landec has pledged substantially all of the assets of Apio to Bank of America pursuant to the Loan Agreement. At October 27, 2002, $7.6 million was outstanding under Apio's line of credit at an annual interest rate of 6.0%. The total principal amount plus accrued interest outstanding under the line of credit is due and payable in full on January 31, 2003. Landec intends to enter into a $12 million replacement line of credit to cover the outstanding amount of the current facility and for future financing. The term loan was paid off on October 25, 2002.

      In May 2001, Apio entered into a capital lease agreement to fund the majority of the costs of a new ERP business system. As of October 27, 2002, $1.1 million was outstanding under this lease agreement.

      Landec Ag has a revolving line of credit which allows for borrowings of up to $3 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.75. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In December 2002, Landec Ag increased its line of credit by $2.0 million to $5.0 million through January 2003. At October 27, 2002, $2.5 million was outstanding under the revolving line of credit. In addition, $419,000 was outstanding on Landec Ag's four-year, 8% per annum, term note and is due and payable in full in June 2005.

      In March 2002, the Company raised $7.3 million, net of $700,000 of expenses, through a private placement of 2.6 million shares of Common Stock.

      In June 2002, the Company sold its Reedley, CA fruit processing facility for net proceeds of $2.2 million, resulting in a gain of $436,000.

      In October 2002, the Company sold its wholly owned subsidiary Dock Resins and received $9.4 million of cash, net of the repayment of $4.3 million of Dock Resin's debt. In January 2003, an additional $1.0 million in cash was received by Landec because of an increase in Dock Resins working capital as specified in the Stock Purchase Agreement.

         At October 27, 2002, Landec's total debt, including current maturities and capital lease obligations, was approximately $17.5 million and the total debt to equity ratio was approximately 31% as compared to 67% at October 28, 2001. Of this debt, approximately $10.1 million is comprised of revolving lines of credit and approximately $7.4 million is comprised of term debt and capital lease obligations, $2.4 million of which is mortgage debt on Apio's manufacturing facilities. The amount of debt outstanding on Landec's revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. In addition, in connection with Landec's acquisition of Apio, Landec is obligated to pay the former owners of Apio $1.2 million in the first quarter of fiscal year 2003, $2.5 million in fiscal years 2004 and 2005, and an additional $4.4 million in periodic scheduled payments through February 2004. The Company's material contractual obligations for the next five years and thereafter as of October 27, 2002 are as follows (in thousands):

                                                         Due in Fiscal Year
                         ---------------------------------------------------------------------------------
Obligation                Total        2003        2004        2005        2006        2007    Thereafter
                           -----        ----        ----        ----        ----        ----    ----------
Lines of Credit          $10,098     $10,098     $    --     $    --     $    --     $    --     $    --
Long-term Debt             6,013       1,298       1,318       1,356         121         128       1,792
Capital Leases             1,432         895         525           9           3          --          --
Operating Leases           1,193         851         268          68           6          --          --
Land Leases                  238         191          47          --          --          --          --
Earn-Out Liability         4,371       3,771         600          --          --          --          --
Licensing  Obligation      1,750         150         200         200         200         200         800
                         -------     -------     -------     -------     -------     -------     -------
Total                    $25,095     $17,254     $ 2,958     $ 1,633     $   330     $   328     $ 2,592
                         =======     =======     =======     =======     =======     =======     =======

      Landec believes that its debt facilities, cash from operations, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months.

      Landec's future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec's currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception. Our accumulated deficit as of October 27, 2002 totaled $59.3 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

At October 27, 2002, our total debt, including current maturities and capital lease obligations, was approximately $17.5 million and the total debt to equity ratio was approximately 31%. Of this debt, approximately $10.1 million is comprised of revolving lines of credit and approximately $7.4 million is comprised of term debt and capital lease obligations. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. All $10.1 million outstanding under the revolving lines of credit is due in fiscal year 2003. Of our term debt and capital lease obligations, approximately $2.2 million, $1.8 million and $1.4 million become due over each of the next three fiscal years, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

      o a substantial portion of net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

      o our ability to obtain additional debt financing in the future for working capital is reduced;

      o our ability to fund capital expenditures or acquisitions may be limited;

      o our ability to react to changes in the industry and economic conditions generally may be limited.

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $7.8 million, plus an additional $279,000 of accrued interest, for a performance based earn out and future supply of produce. Of this amount, $4.1 million relates to the earn out from fiscal year 2000 that is due to be paid in periodic scheduled payments through February 2004 and $3.7 million relates to payments to be made in January 2003, 2004 and 2005.

Our ability to service this indebtedness and these future payments will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If we are unable to service this debt, we would be forced to pursue one or more alternative strategies such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, which might not be successful and which could substantially dilute the ownership interest of existing shareholders.

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our second quarter). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product during the first quarter of fiscal year 2002 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market in December 2001 and January 2002. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers. Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors that affect our food and/or agricultural operations include:

      o     the seasonality of our supplies;

      o     our ability to process produce during critical harvest periods;

      o     the timing and effects of ripening;

      o     the degree of perishability;

      o     the effectiveness of worldwide distribution systems;

      o     total worldwide industry volumes;

      o     the seasonality of consumer demand;

      o     foreign currency fluctuations; and

      o     foreign importation restrictions and foreign political risks.

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

We May Not be Able to Achieve Acceptance of Our New Products in the Marketplace

Our success in generating significant sales of our products will depend in part on the ability of us and our partners and licensees to achieve market acceptance of our new products and technology. The extent to which, and rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to:

      o     price;

      o     safety;

      o     efficacy;

      o     reliability;

      o     conversion costs;

      o     marketing and sales efforts; and

      o     general economic conditions affecting purchasing patterns.

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We are in the early stage of product commercialization of certain Intellipac breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

We Have Limited Manufacturing Experience and a Concentration of Capacity in One Location for Apio and May Have to Depend on Third Parties to Manufacture Our Products

Any disruptions in our primary manufacturing operation would reduce our ability to sell our products and would have a material adverse effect on our financial results. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. We may not be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for our breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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

The Company is subject to the Perishable Agricultural Commodities Act ("PACA") law. PACA regulates fair trade standards in the fresh produce industry and governs all the product sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse affect on our business

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

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

We Depend on Strategic Partners and Licenses for Future Development

Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, we may not receive any royalties on future sales of QuickCast(TM) and PORT(TM) products because we no longer have control over the sales of those products. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.

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

We are subject to USDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in:

      o     fines, injunctions, civil penalties, and suspensions,

      o     withdrawal of regulatory approvals,

      o product recalls and product seizures, including cessation of manufacturing and sales,

      o     operating restrictions, and

      o     criminal prosecution.

We may be required to incur significant costs to comply with the laws and regulations in the future which may have a material adverse effect on our business, operating results and financial condition.

Our International Operations and Sales May Expose Our Business to Additional
Risks

For fiscal year 2002, approximately 20% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

      o     regulatory approval process,

      o     government controls,

      o     export license requirements,

      o     political instability,

      o     price controls,

      o     trade restrictions,

      o     changes in tariffs, or

      o     difficulties in staffing and managing international operations.

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2002, sales to our top five customers accounted for approximately 32% of our revenues, with our top customers, Wal-Mart Stores Inc., accounting for approximately 14% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Increase Our Exposure to Product Liability Claims

The testing, manufacturing, marketing, and sale of the products we develop involves an inherent risk of allegations of product liability. If any of our products were determined or alleged to be contaminated or defective or to have caused a harmful accident to an end-customer, we could incur substantial costs in responding to complaints or litigation regarding our products and our product brand image could be materially damaged. Either event may have a material adverse effect on our business, operating results and financial condition. Although we have taken and intend to continue to take what we believe are appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We currently maintain product liability insurance with limits in the amount of $41.0 million per occurrence and $42.0 million in the annual aggregate. Our coverage may not be adequate or may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, operating results and financial condition.

Our Stock Price May Fluctuate in Accordance with Market Conditions

The stock market in general has recently experienced extreme price and volume fluctuations. The following events may cause the market price of our common stock to fluctuate significantly:

      o     technological innovations applicable to our products,

      o our attainment of (or failure to attain) milestones in the commercialization of our technology,

      o our development of new products or the development of new products by our competitors,

      o new patents or changes in existing patents applicable to our products,

      o our acquisition of new businesses or the sale or disposal of a part of our businesses,

      o development of new collaborative arrangements by us, our competitors or other parties,

      o     changes in government regulations applicable to our business,

      o     changes in investor perception of our business,

      o     fluctuations in our operating results and

      o     changes in the general market conditions in our industry.

      These broad fluctuations may adversely affect the market price of our common stock.

We Are Continuing to Implement a New Information System at Apio, and Problems with the Design or Implementation of this New System Could Interfere with Our Operations

We are in the process of implementing a new management information and accounting system at Apio to replace the old system, which was largely based on legacy systems that were created prior to our acquisition of Apio in 1999. As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations. We may not be successful in implementing these new systems and transitioning data. Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is stable, problems could arise that we have not foreseen. During 2003, we expect to complete the implementation of the new system. If disruptions occur in the implementation and functionality in 2003, our operations could be interrupted. Such disruptions could adversely impact Apio's ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run Apio's business. In addition, the disruption caused by the implementation of such a system could prevent Apio from accumulating, recording, summarizing, processing and reporting the information to be disclosed by Landec in its periodic reports with the Securities and Exchange Commission in a timely manner. As a result, our financial position, results of operations, cash flows and stock price could be adversely affected.

Since We Order Cartons for Our Products from Suppliers in Advance of Receipt of Customer Orders for Such Products, We Could Face a Material Inventory Risk

As part of our inventory planning, we enter into negotiated orders with vendors of cartons used for packing our products in advance of receiving customer orders for such products. Accordingly, we face the risk of ordering too many cartons since orders are generally based on forecasts of customer orders rather than actual orders. If we cannot change or be released from the orders, we may incur costs as a result of inadequately predicting cartons orders in advance of customer orders. Because of this we may currently have an oversupply of cartons and face the risk of not being able to sell such inventory and our anticipated reserves for losses may be adequate if we have misjudged the demand for our products. Our business and operating results could be adversely affected as a result of these increased costs.

Our Seed Products May Fail to Germinate Properly and We May Be Subject to Claims for Reimbursement or Damages for Losses from Customers Who Use Such Products

Farmers plant seed products sold by Landec Ag with the expectation that they will germinate under normal growing conditions. If our seed products do not germinate at the appropriate time or fail to germinate at all, our customers may incur significant crop losses and seek reimbursement or bring claims against us for such damages. Although insurance is generally available to cover such claims, the costs for premiums of such policies are prohibitively expensive and we currently do not maintain such insurance. Any claims brought for failure of our seed products to properly germinate could materially and adversely effect our operating and financial results.

Recently Enacted and Proposed Changes in Securities Laws and Regulations Are Likely to Increase Our Costs

The Sarbanes-Oxley Act of 2002 (the "Act") that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rules already made, Nasdaq has proposed revisions to its requirements for companies, such as Landec, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs. We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result of the Act.

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 30% of our common stock (assuming conversion of outstanding preferred stock and including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

Terrorist Attacks and Risk of Contamination May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price.

The September 2001 terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or trade disruptions impacting our domestic suppliers or our customers, may impact our operations and may, among other things, cause decreased sales of our products. More generally, these events have affected, and are expected to continue to affect, the general economy and customer demand for our products. While we do not believe that our employees, facilities, or products are a target for terrorists, there is a remote risk that terrorist activities could result in contamination or adulteration of our products. Although we have systems and procedures in place that are designed to prevent contamination and adulteration of our products, a disgruntled employee or third party could introduce an infectious substance into packages of our products, either at our manufacturing plants or during shipment of our products. Were our products to be tampered with, we could experience a material adverse effect in our business, operations and financial condition.

Our Operating Results and Financial Condition Could Be Harmed if the Current Economic Downturn Continues

Any further decline in general economic conditions could result in a reduction in demand for our products. Such decline could harm our financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for achieving profitability. Also, in such an environment, pricing pressures could continue, and if we are unable to respond quickly enough this could negatively impact our gross margins.

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of illegal aliens or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition.

We are Dependent on Our Key Employees and if One or More of Them Were to Leave, we Could Experience Difficulties in Replacing Them and Our Operating Results Could Suffer

The success of our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. The loss of any of our key personnel would likely harm our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

We May Issue Preferred Stock with Preferential Rights That Could Affect Your Rights

Our Board of Directors has the authority, without further approval of our shareholders, to fix the rights and preferences, and to issue shares, of preferred stock. In November, 1999 we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock was converted into 1,666,670 shares of Common Stock on November 19, 2002. Each share of Series B Convertible Preferred Stock is convertible into shares of common stock in accordance with the conversion formula provided in our articles of incorporation (currently a 10:1 ratio) and is entitled to the number of votes equal to the number of shares of Common Stock into which such shares could be converted.

            Holders of Series B Convertible Preferred Stock have the following preferential rights over holders of common stock:

o Dividend Preference: Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001 of shares of Series B Convertible Preferred Stock.

o Liquidation Preference: Upon liquidation of the Company, holders of Series B Convertible Preferred Stock are entitled to receive, in preference to the holders of common stock, an amount equal to the original issue price of their shares plus any declared or accrued but unpaid dividends.

      The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our Common Stock.

We Have Never Paid any Dividends on our Common Stock

      We have not paid any cash dividends on our Common Stock since inception and do not expect to do so in the foreseeable future. Any dividends will be subject to the preferential dividends payable on our outstanding Series B Preferred Stock and dividends payable on any other preferred stock we may issue.

The Reporting Of Our Profitability Could Be Materially And Adversely Affected If It Is Determined That The Book Value Of Goodwill Is Higher Than Fair Value

Our balance sheet includes an amount designated as "goodwill" that represents a portion of our assets and our stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Under a newly issued accounting pronouncement, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", beginning in fiscal year 2002, the amortization of goodwill has been replaced with an "impairment test" which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations.

                                                                                                                 Fair
                                          2003     2004       2005     2006      2007    Thereafter    Total     Value
                                          ----     ----       ----     ----      ----    ----------    -----     -----
Liabilities (in 000's)
Lines of Credit                         10,098                                                        10,098    10,098
    Avg. Int. Rate                        5.46%                                                         5.46%

Long term debt, including current
portion
    Fixed Rate                           2,193     1,843      1,365     124      128        1,792      7,445     7,445
    Avg. Int. Rate                        9.38%     9.38%      9.38%   9.38%    9.38%        9.38%      9.38%     9.38%

Item 8. Financial Statements and Supplementary Data

      See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 24, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

      This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 24, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 24, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 24, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                     PART IV

Item 14. Controls and Procedures

            (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), Landec's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective such that the material information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

            (b) Since the Evaluation Date, there have not been any significant changes in Landec's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) 1. Consolidated Financial Statements of Landec Corporation

                                                                           Page
                                                                           ----

          Report of Ernst & Young LLP, Independent Auditors................ 40

          Consolidated  Balance Sheets at October 27, 2002 and October
          28, 2001......................................................... 41
          Consolidated  Statement  of  Operations  for the Years Ended
          October 27, 2002, October 28, 2001 and October 29, 2000.......... 42

          Consolidated  Statement of Changes in Shareholders' Equity
          for the Years Ended October 27, 2002, October 28, 2001 and
          October 29, 2000................................................. 43

          Consolidated Statement of Cash Flows for the Years Ended
          October 27, 2002, October 28, 2001 and October 29, 2000.......... 44

          Notes to Consolidated Financial Statements....................... 45

      2.  Schedule I: Condensed Financial Information of Registrant at
          October 27, 2002 and October 28, 2001 and for the Three Years
          Ended October 27, 2002........................................... 69

          Schedule II: Valuation and Qualifying Accounts for the Years
          Ended October 27, 2002, October 28, 2001 and October 29, 2000.... 71

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

(b)       Reports on Form 8-K.............................................. 72

(c)       Index of Exhibits................................................ 72

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

      We have audited the accompanying consolidated balance sheets of Landec Corporation as of October 27, 2002 and October 28, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 27, 2002. Our audits also included the financial statement schedules listed in the Index at
Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at October 27, 2002 and October 28, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets in 2002.

                                                   ERNST & YOUNG LLP

San Jose, California
December 17, 2002

                               LANDEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       October 27, 2002       October 28, 2001
                                                                                       ----------------       ----------------
                                ASSETS
Current assets:
   Cash and cash equivalents ........................................................       $   7,849            $   8,695
   Restricted cash ..................................................................           1,032                  932
   Accounts receivable, less allowance for doubtful accounts of
      $1,022 and $880 at October 27, 2002 and October 28, 2001,
      respectively ..................................................................          19,040               14,161
   Inventory ........................................................................          10,121               14,639
   Investment in farming activities .................................................           1,591                1,285
   Notes and advances receivable ....................................................           3,645                3,918
   Notes receivable, related party ..................................................             751                  475
   Prepaid expenses and other current assets ........................................           2,456                1,847
   Assets held for sale .............................................................              --               13,988
                                                                                            ---------            ---------

       Total current assets .........................................................          46,485               59,940

Property and equipment, net .........................................................          19,902               19,999
Goodwill, net .......................................................................          25,733               22,002
Trademarks, net .....................................................................          11,570               11,570
Other intangibles, net ..............................................................             177                3,533
Notes receivable ....................................................................           1,132                1,606
Restricted cash, non-current ........................................................           1,350                   --
Other assets ........................................................................           1,454                1,472
                                                                                            ---------            ---------

                                                                                            $ 107,803            $ 120,122
                                                                                            =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................       $  11,512            $  17,241
   Grower payables ..................................................................           6,460                2,845
   Related party payables ...........................................................             450                  508
   Accrued compensation .............................................................           1,518                1,646
   Other accrued liabilities ........................................................           7,771                9,125
   Deferred revenue .................................................................           3,215                2,622
   Lines of credit ..................................................................          10,098               15,612
   Current maturities of long term debt .............................................           2,193                4,969
                                                                                            ---------            ---------
     Total current liabilities ......................................................          43,217               54,568

Long term debt, less current maturities .............................................           5,252               12,835
Other liabilities ...................................................................           1,791                1,845
Minority interest ...................................................................           1,580                1,035
                                                                                            ---------            ---------

     Total liabilities ..............................................................          51,840               70,283

Shareholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
      321,300 and 309,524 shares issued and outstanding at October
      27, 2002 and October 28, 2001, respectively; aggregate
      liquidation preference of $15 million .........................................          14,461               14,049
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      19,329,546 and 16,562,845 shares issued and outstanding at
      October 27, 2002 and October 28, 2001, respectively ...........................         100,802               93,191
   Accumulated deficit ..............................................................         (59,300)             (57,401)
                                                                                            ---------            ---------
     Total shareholders' equity .....................................................          55,963               49,839
                                                                                            ---------            ---------
                                                                                            $ 107,803            $ 120,122
                                                                                            =========            =========

                             See accompanying notes

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    Year Ended         Year Ended        Year Ended
                                                                    October 27,        October 28,       October 29,
                                                                       2002               2001              2000
                                                                    -----------        -----------       -----------
Statement of Operations Data:

Revenues:
   Product sales ..............................................     $ 152,958          $ 141,314          $ 129,457
   Services revenue ...........................................        23,312             43,346             64,911
   Services revenue, related party ............................         3,515              5,083              1,898
   License fees ...............................................         2,330                374                374
   Research, development and royalty revenues .................         1,040                529                586
                                                                    ---------          ---------          ---------
      Total revenues ..........................................       183,155            190,646            197,226

Cost of revenue:
   Cost of product sales ......................................       128,684            121,321            110,246
   Cost of product sales, related party .......................         2,668                760                348
   Cost of services revenue ...................................        20,463             40,751             56,621
                                                                    ---------          ---------          ---------
Total cost of revenue .........................................       151,815            162,832            167,215
                                                                    ---------          ---------          ---------

Gross profit ..................................................        31,340             27,814             30,011

Operating costs and expenses:
   Research and development ...................................         3,664              3,270              3,444
   Selling, general and administrative ........................        26,418             27,398             26,927
   Exit of fruit processing ...................................            --                 --                525
                                                                    ---------          ---------          ---------
      Total operating costs and expenses ......................        30,082             30,668             30,896
                                                                    ---------          ---------          ---------

Operating income/(loss) from continuing operations ............         1,258             (2,854)              (885)

Interest income ...............................................           247                617                873
Interest expense ..............................................        (1,551)            (2,789)            (2,083)
Other income, net .............................................           247                188                 25
                                                                    ---------          ---------          ---------
Income/(loss) from continuing operations ......................           201             (4,838)            (2,070)

Discontinued operations:
   Loss from discontinued operations ..........................            --               (537)               (14)
   Loss on disposal of operations .............................        (1,688)            (2,500)                --
                                                                    ---------          ---------          ---------
Loss from discontinued operations .............................        (1,688)            (3,037)               (14)
                                                                    ---------          ---------          ---------
Net loss before cumulative effect of change in accounting .....        (1,487)            (7,875)            (2,084)
Cumulative effect of change in accounting for upfront
license fee revenue ...........................................            --                 --             (1,914)
                                                                    ---------          ---------          ---------
Net loss ......................................................     $  (1,487)         $  (7,875)         $  (3,998)
                                                                    =========          =========          =========

Net loss ......................................................     $  (1,487)         $  (7,875)         $  (3,998)
Dividends on Series B preferred stock .........................          (412)                --                 --
                                                                    ---------          ---------          ---------
Net loss applicable to common shareholders ....................     $  (1,899)         $  (7,875)         $  (3,998)
                                                                    =========          =========          =========
Basic and diluted net loss per share:
   Continuing operations ......................................     $    (.01)         $    (.29)         $    (.13)
   Discontinued operations ....................................          (.09)              (.19)                --
   Cumulative effect of change in accounting ..................            --                 --               (.12)
                                                                    ---------          ---------          ---------
 Basic and diluted net loss per share .........................     $    (.10)         $    (.48)         $    (.25)
                                                                    =========          =========          =========

Proforma amounts assuming the change
   in accounting is applied retroactively:
   Net loss ...................................................     $  (1,899)         $  (7,875)         $  (2,084)
                                                                    =========          =========          =========
   Net loss per share .........................................     $    (.10)         $    (.48)         $    (.13)
                                                                    =========          =========          =========
  Shares used in computing basic and diluted net loss
    per share .................................................        18,172             16,371             15,796
                                                                    =========          =========          =========

                             See accompanying notes.

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                                                                Shareholders' Equity
                                                    ----------------------------------------------------------------------------
                                                      Preferred Stock            Common Stock                         Total
                                                    --------------------   -----------------------   Accumulated   Shareholders'
                                                     Shares     Amount       Shares       Amount       Deficit        Equity
                                                    --------  ----------   ----------   ----------   ----------    -------------
Balance at October 31, 1999 .......................      --   $       --   13,353,352   $   77,289   $  (45,528)   $   31,761

   Issuance of preferred stock .................... 166,667        9,149           --           --           --         9,149
   Issuance of common stock for acquired
     businesses....................................      --           --    2,562,500       14,559           --        14,559
   Issuance of common stock at $0.58 to
     $7.00 per share...............................      --           --      202,039          707           --           707
   Net loss .......................................      --           --           --           --       (3,998)       (3,998)
                                                    -------   ----------   ----------   ----------   ----------    ----------
Balance at October 29, 2000 ....................... 166,667        9,149   16,117,891       92,555      (49,526)       52,178

   Issuance of preferred stock .................... 142,857        4,900           --           --           --         4,900
   Issuance of common stock at $0.58 to
     $3.63 per share...............................      --           --      444,954          636           --           636
   Net loss .......................................      --           --           --           --       (7,875)       (7,875)
                                                    -------   ----------   ----------   ----------   ----------    ----------
Balance at October 28, 2001 ....................... 309,524       14,049   16,562,845       93,191      (57,401)       49,839

   Dividends on Series B preferred stock ..........  11,776          412           --           --         (412)           --
   Issuance of common stock at $0.58 to
     $3.10 per shares..............................      --           --    2,766,701        7,611           --         7,611
   Net loss .......................................      --           --           --           --       (1,487)       (1,487)
                                                    -------   ----------   ----------   ----------   ----------    ----------
   Balance at October 27, 2002 .................... 321,300   $   14,461   19,329,546   $  100,802   $  (59,300)   $   55,963
                                                    =======   ==========   ==========   ==========   ==========    ==========

                              See accompanying note

                               LANDEC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                        Year Ended
                                                                                           -------------------------------------
                                                                                           October 27,  October 28,  October 29,
                                                                                              2002         2001         2000
                                                                                            --------     --------     --------
Cash flows from operating activities:
  Net loss .............................................................................    $ (1,487)    $ (7,875)    $ (3,998)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization ....................................................       3,500        5,430        5,114
      Loss from discontinued operations ................................................       1,688        3,037           14
      Cumulative effect of change in accounting ........................................          --           --        1,914
      Net (gain) loss on disposal of property and equipment ............................         (62)        (339)         183
      Increase in minority interest liability ..........................................         545           20          105
      Exit of fruit processing .........................................................          --           --          525
      Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
        Accounts receivable, net .......................................................      (4,879)       7,104       (5,271)
        Inventory ......................................................................       4,518       (1,858)      (2,266)
        Investment in farming activities ...............................................        (306)       1,387         (642)
        Prepaid expenses and other current assets ......................................         589         (441)       1,548
        Assets held for sale ...........................................................          --          (17)         558
        Accounts payable ...............................................................      (5,729)      (1,260)       3,690
        Grower payables ................................................................       3,615      (10,806)       6,930
        Related party payables .........................................................         (58)         246          262
        Accrued compensation ...........................................................        (128)        (586)         360
        Other accrued liabilities ......................................................      (2,500)      (1,903)      (3,998)
        Deferred revenue ...............................................................         593          357         (617)
                                                                                            --------     --------     --------
Net cash provided by (used in) operating activities ....................................        (101)      (7,504)       4,411
                                                                                            --------     --------     --------

Cash flows from investing activities:
  Purchases of property and equipment ..................................................      (2,546)      (6,961)      (3,787)
  (Increase) decrease in other assets and liabilities ..................................         (65)        (168)           7
  Decrease (increase) in notes receivable and advances .................................         471        3,391       (3,784)
  Acquisition of businesses, net of cash acquired ......................................        (491)        (257)      (6,793)
  Increase in restricted cash ..........................................................      (1,450)        (932)          --
  Proceeds from the sale of property and equipment .....................................       2,192          887           --
  Net proceeds from the sale of Dock Resins ............................................       9,406           --           --
                                                                                            --------     --------     --------
Net cash provided by (used in) investing activities ....................................       7,517       (4,040)     (14,357)
                                                                                            --------     --------     --------

Cash flows from financing activities:
  Proceeds from sale of preferred stock, net of issuance costs .........................          --        4,900        9,149
  Proceeds from sale of common stock, net of repurchases ...............................       7,611          636          707
  Borrowings on lines of credit ........................................................      25,272       25,966       18,944
  Payments on lines of credit ..........................................................     (30,786)     (19,096)     (10,203)
  Payments on long term debt ...........................................................     (10,419)      (3,916)      (2,172)
  Proceeds from issuance of long term debt .............................................          60        3,361           --
  Payments to minority interest ........................................................          --         (248)        (242)
                                                                                            --------     --------     --------
Net cash (used in) provided by financing activities ....................................      (8,262)      11,603       16,183
                                                                                            --------     --------     --------
Net (decrease) increase in cash and cash equivalents ...................................        (846)          59        6,237
Cash and cash equivalents at beginning of year .........................................       8,695        8,636        2,399
                                                                                            --------     --------     --------
Cash and cash equivalents at end of year ...............................................       7,849     $  8,695     $  8,636
                                                                                            ========     ========     ========

Supplemental disclosure of cash flows information:
  Cash paid during the period for interest .............................................    $  1,554     $  2,929     $  1,424
                                                                                            ========     ========     ========
  Cash paid during the period for income taxes .........................................    $     --     $     --     $     --
                                                                                            ========     ========     ========

Supplemental schedule of noncash investing and financing activities:
  Common stock issued in the acquisition of businesses .................................    $     --     $     --     $ 14,559
                                                                                            ========     ========     ========
  Issuance of Series B preferred stock as dividends to Series B preferred stockholders .    $    412     $     --     $     --
                                                                                            ========     ========     ========

                             See accompanying notes.

                               LANDEC CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

      Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. ("Landec Ag") subsidiary and specialty packaged fresh-cut and whole produce to retailers and foodservice companies primarily, in the United States and Canada through its Apio, Inc. ("Apio") subsidiary.

Basis of Consolidation

      The consolidated financial statements comprise the accounts of Landec Corporation and its subsidiaries, Apio and Landec Ag. All material inter-company transactions and balances have been eliminated. Effective fiscal year 2000, the Company changed its fiscal year end from October 31 to a fiscal year that includes 52 or 53 weeks ending on the last Sunday in October.

      The income statement accounts of Dock Resins Corporation, ("Dock Resins"), the Company's former specialty chemicals subsidiary that was sold on October 24, 2002, have been reclassified to discontinued operations in accordance with Accounting Principles Board Opinion 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30").

Concentrations of Risk

      Cash and cash equivalents, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses.

      Several of the raw materials used to manufacture the Company's products are currently purchased from a single source, including some monomers used to synthesize Intelimer(R) polymers and substrate materials for the production of Intellipac(TM) breathable membranes used on a multitude of Apio value-added products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer.

      During fiscal year 2002, sales to the Company's top five customers accounted for approximately 32% of total revenue, with the top customers, Wal-Mart Stores, Inc. and Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 14% and 11%, respectively, of total revenues. In addition, approximately 20% of the Company's total revenues were derived from product sales to international customers, none of who individually accounted for more than 3% of total revenues.

Financial Instruments

      The Company's financial instruments are primarily composed of short-term trade and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company's financial instruments are not materially different from their recorded amounts as October 27, 2002.

Cash and Cash Equivalents

      The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.

Restricted Cash

      In April 2001, the Company established an Irrevocable Letter of Credit ("ILOC") and created a Certificate of Deposit as collateral for the non-hardware portion of Apio's business system capital lease. As of October 27, 2002 and October 28, 2001, the ILOC balance was $932,000 and is classified as restricted cash in the consolidated balance sheets.

      In October 2002, in accordance with the terms of the sale of Dock Resins, the Company established escrow accounts to cover potential breaches of representations and warranties outlined in the Stock Purchase Agreement. As of October 27, 2002 the balance in these escrow accounts was $1,450,000 and is classified as restricted cash in the consolidated balance sheets.

Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of October 27, 2002 and October 28, 2001 inventories consisted of (in thousands):

                                              October 27,         October 28,
                                                 2002                2001
                                              -----------         -----------
Finished goods .........................       $  5,119            $  9,030
Raw materials ..........................          3,830               4,885
Work in process ........................          1,450               1,355
                                               --------            --------
   Gross inventory .....................         10,399              15,270
Less reserves ..........................           (278)               (631)
                                               --------            --------
   Net inventory .......................       $ 10,121            $ 14,639
                                               ========            ========

      Inventory reserves are based on estimates of current market conditions and changes in market conditions will result in adjustments to the inventory reserves.

Advertising Expense

      The Company defers certain costs related to direct-response advertising of Landec Ag's hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal years 2002, 2001 and 2000 was $1.9 million, $1.3 million and $1.4 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at October 27, 2002 and October 28, 2001 was $663,000 and $1.0 million, respectively.

Notes and Advances Receivable

      Apio has made advances to fruit growers for the development of orchards, and to produce growers for crop and harvesting costs. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

      Apio provides harvesting, packing, cooling and distributing services for the Chief Executive Officer of Apio (the "Apio CEO") and purchases produce from that individual. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs (see Note 5), are shown separately in the accompanying financial statements as of October 27, 2002 and October 28, 2001 and for the three years ended October 27, 2002.

     In May 2002, Apio advanced to a farm wholly-owned by the Apio CEO $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from his farm. The advance accrues interest at the Bank of America prime rate. $400,000 of the $1.1 million was repaid on June 30, 2002, with the remainder to be offset against the earnout liability in 2003. This advance is secured by crops of the farm and an earnout payment of $4.1 million due October 28, 2002 to the Apio CEO arising from the acquisition of Apio by Landec.

Investment in farming activities

      Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. These investments are periodically reviewed for impairment. For fiscal year 2002 a net gain of approximately $1.1 million was recognized and in fiscal years 2001 and 2000, net losses of approximately $2.0 million and $944,000, respectively, were recognized and included in the cost of product sales in the consolidated statement of operations.

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

      The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized $384,000 and $2.7 million of software development costs in fiscal years 2002 and 2001, respectively, related to Apio's new ERP business systems.

Intangible Assets

      Intangible assets represent the excess of acquisition costs over the estimated fair value of net assets acquired and consist of covenants not to compete, customer bases, work forces in place, trademarks and goodwill.

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

      The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $2.6 million for fiscal year 2002.

      Under SFAS 142 the Company is required to review goodwill and indefinite lived intangible assets at least annually. In May 2002, the Company completed its initial impairment review and in October 2002 completed a follow-up review, by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and compared this value to the estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses ("reporting entities"). These impairment reviews were performed by an independent appraiser. The reviews concluded that the fair market value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of either May 2002 or October 27, 2002.

Grower Payable

      Landec, through its Apio subsidiary, contracts with growers to cool and distribute their products. The grower payable is the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

Deferred Revenue

      Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At October 27, 2002, approximately $2.1 million has been recognized as a liability for advances on future hybrid corn seed shipments, $1.3 million as a liability for deferred license fee revenues and $606,000 for advances on ground lease payments. Of the deferred license fee amount, approximately $777,000 will be recognized subsequent to fiscal 2003 and has been included in other liabilities.

Minority Interest

      In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance, of $1.6 million at October 27, 2002 and $1.0 million at October 28, 2001 represents the limited partners' interest in Apio Cooling.

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

      The computation of diluted net loss per share for fiscal year 2002 excludes the impact of options to purchase 164,371 shares of common stock and the conversion of the Convertible Preferred Stock which is convertible into 3.2 million shares of common stock at October 27, 2002, as such impact would be antidilutive for this period.

      The computation of diluted net loss per share for fiscal year 2001 excludes the impact of options to purchase 338,997 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.1 million shares of common stock at October 28, 2001, as such impact would be antidilutive for this period.

      The computation of diluted net loss per share for fiscal year 2000 excludes the impact of options to purchase 648,043 shares of common stock, and the conversion of the Convertible Preferred Stock, which was convertible into
1.7 million shares of common stock, at October 29, 2000, as such impact would be antidilutive for this period.

Revenue Recognition

      Revenues related to research contracts are recognized ratably over the related funding periods for each contract, which is generally as research is performed. Product sales are recognized upon shipment except for shipments sent FOB destination in which revenue is recognized upon receipt by the customer. Services revenue is recognized when the service is rendered.

      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During fiscal years 2002 and 2001, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 in 2003 - 2011, and $72,000 in 2012. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

      Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Shipping Costs

      The Company's shipping and handling costs are included in cost of sales for all periods presented.

Research and Development Expenses

      Costs related to both research contracts and Company-funded research is included in research and development expenses. Costs to fulfill research contracts generally approximate the corresponding revenue. Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses and corporate allocations.

Accounting for Stock-Based Compensation

      The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees."

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For instance, the carrying value of notes and advances receivable, as well as investments in farming activities, are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops. The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance, note receivable or investment.

Impairment of Long Lived Assets

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of long-lived Assets ("SFAS No. 144"). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of ("SFAS No. 121"). SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001 or for the Company's fiscal year ended October 26, 2003. The early adoption of SFAS No. 144 at the beginning of fiscal year 2002 did not have any material adverse impact on the Company's financial position or results of its operations.

Adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations"

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending October 26, 2003.

Reclassifications

      Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

2. Discontinued Operations

      In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses). As a result of this sale, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation for all years presented.

      The Company recorded a loss of $4.2 million on the sale of Dock Resins of which $2.5 million, was recorded in fiscal year 2001 and $1.7 million was recorded in the fourth quarter of fiscal year 2002 upon the close of the sale. The loss was comprised of a loss on the disposal of Dock Resins of $3.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $1.2 million less $300,000 of operating income from the measurement date of October 18, 2001 to the disposal date of October 24, 2002. Included in non-current restricted cash is $1.35 million in escrow related to the sale of Dock Resins. To the extent breaches in representation and warranties arise before January 31, 2004, the loss could increase to the extent of the $1.35 million escrow.

      The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated balance sheets as of October 28, 2001 are as follows (in thousands):

                                                              October 28, 2001
                                                              ----------------
Cash                                                              $     11
Accounts receivable, net                                             1,593
Inventory                                                            2,038
Other current assets                                                   312
                                                                  --------
    Total current assets                                             3,954
Property and equipment, net                                          9,860
Intangibles, net                                                     4,634
                                                                  --------
    Total assets                                                    18,448
Total current liabilities                                           (3,433)
Long-term debt                                                      (2,368)
Other liabilities                                                     (105)
                                                                  --------
    Net assets of Dock Resins before loss on disposal               12,542
Loss on disposal                                                    (1,342)
                                                                  --------
    Net assets of Dock Resins                                     $ 11,200
                                                                  ========

      The condensed statements of operations of Dock Resins for fiscal years 2001 and 2000 classified as loss from discontinued operations in the accompanying consolidated statement of operations are as follows:

                                                 2001              2000
                                               --------          --------
Product sales                                  $ 11,735          $ 12,386
Cost of product sales                             8,132             8,617
                                               --------          --------
   Gross Profit                                   3,603             3,769
Operating expenses                                3,931             3,682
                                               --------          --------
   Operating (loss)/profit                         (328)               87
Other expense                                      (209)             (101)
                                               --------          --------
   Net (loss)/ income from
   discontinued operations                     $   (537)         $    (14)
                                               ========          ========

3. Business Acquisitions

      On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, a marketer and packer of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $7.8 million (excluding accrued interest of $279,000) at October 27, 2002. These payments consist of a) $4.4 million in earn-out payments, including interest, to a former owner and current CEO of Apio is due in periodic scheduled payments through February 2004 and is recorded in other accrued liabilities in the consolidated balance sheets, a previous payment related to the earnout for $579,000 was made in March 2002, and b) $3.7 million non-interest bearing notes to the sellers which will be paid in equal annual installments over the next three years (recorded at $3.1 million on a discounted basis in long-term debt, both current and non-current, in the consolidated balance sheets), two payments of $1.1 million each had previously been made in January 2001 and January 2002. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments. These allocations are based on independent valuations and other studies. Certain adjustments have been made to the purchase price allocation originally reported by the Company, including the addition of $4.7 million due to the earn-out previously discussed, as well as the recording of an additional $500,000 of transaction related costs. In addition, the purchase price was increased in the second quarter of fiscal year 2000 by $2.1 million to reflect a change in the estimated value of Landec Common Stock issued at close and in the third quarter of fiscal year 2001 by $591,000, on a discounted basis, to adjust the notes payable to the sellers as a result of Landec's Common Stock having an average closing price in June 2001 below $6.00 per share.

      The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities                             $ 2,014
Customer base                                            1,821
Work force in place                                      1,395
Trademark                                                9,100
Goodwill                                                20,688
                                                       -------
                                                       $35,018
                                                       =======

      The acquisition by Landec of all the outstanding capital stock of Apio was exchanged for the following:

Landec common stock                                    $14,217
Contractual deferred obligations                         4,683
Cash paid or set aside as a liability                   13,771
                                                       -------
    Purchase price before acquisition costs             32,671
Acquisition costs                                        2,347
                                                       -------
    Total purchase price                               $35,018
                                                       =======

     To fund the transaction, Landec issued 2.5 million shares of common stock to the prior owners of Apio. Apio replaced a portion of its existing bank debt with a $11.25 million term note and entered into a new $12 million line of credit agreement with a bank. Existing debt of $3.7 million was assumed in the transaction. In a separate transaction, Landec sold $10 million ($9.1 million net of issuance costs) of convertible preferred stock (converted into 1,666,670 shares of Common Stock on November 19, 2002) to a private, long-term, investor at a $6.00 per share equivalent price.

      The results of operations and cash flows for fiscal year 2000 include the results of Apio from November 29, 1999 through October 29, 2000.

      The following pro forma summary of consolidated revenues, net loss and net loss per share for fiscal years 2000 assumes the acquisition occurred on November 1, 1999. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of Landec's financial results if the acquisition had taken place at the beginning of fiscal year 2000 or of future results, and do not include the cumulative effect of the change in accounting principle (Note 1) (in thousands, except per share amounts).

                                                Fiscal Year
                                                   2000
                                                -----------
      Revenue                                   $ 224,671
      Net loss                                  $  (2,179)
      Net loss per share                        $   (0.14)

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

      The Company recorded a charge of $525,000 in fiscal year 2000, primarily for severance and payroll related costs, in the accompanying consolidated statement of operations. This amount was fully paid in fiscal year 2001. In June 2002, the Company sold the fruit processing facility for $2.2 million and recorded a gain on the sale of $436,000 which is included in other income for fiscal year 2002 in the consolidated statement of operations. In December 2002, subsequent to fiscal year end 2002, the Company sold a portion of the fruit processing equipment and the rights to the Company's Great Whites(TM) trademark to the purchaser of the facility for $707,000 resulting in a net gain of $39,000. The portion of the fruit equipment that was not sold is being used in Apio's value-added vegetable business. Included in the assets held for sale amount in the accompanying consolidated balance sheets as of October 28, 2001 was $2.8 million related to the fruit processing facility and equipment.

5. Notes and Advances Receivable

                                                                                     October 27,   October 28,
                                                                                        2002          2001
                                                                                     ----------    ----------
Notes and advances receivable at October 27, 2002 and October 28, 2001 consisted of the following (in thousands):

Various notes receivable from growers, with principal and interest ranging from the prime rate to the prime rate plus 3% to a maximum of 10%, payments to be withheld from proceeds derived from crop sales, due through
    December 2002, secured by crops and /or deeds of trust                           $    2,731    $    3,902

Notes receivable due from grower in monthly installments of $33,333 plus interest at prime rate plus 1.0%, with final payment due on October 31,
    2004, secured
    by deed of trust                                                                        801            --

Various notes receivable from growers bearing no interest on cartons in inventory, payments to be withheld based on carton usage, due through
    December 2002, secured by carton inventory                                              318            --

Notes receivable due from grower, with principal and interest at prime rate plus
    2.0%, secured by their respective partnership interest in Apio Cooling                  280            --

Notereceivable due from grower in annual installments of $60,714 plus interest at prime rate plus 1.0% with final payment due November 1, 2004, secured by
    crops                                                                                   249           243

Notereceivable due from grower in annual installments of $20,000 plus interest at prime rate plus 1.0% with final payment due January 31, 2005, secured by
    crops                                                                                   619           674

Notereceivable due from a related party with interest at the prime rate, payments to be withheld from proceeds derived from crop sales due December
    31, 2002, secured by crops and deeds of trust                                           751           475
Short term advances and other                                                                 3           930
                                                                                     ----------    ----------
Gross notes and advances receivable                                                       5,752         6,224
Less allowance for doubtful notes                                                          (224)         (225)
                                                                                     ----------    ----------
Net notes and advances receivable                                                         5,528         5,999
Less current portion of notes and advances receivable, including related party
     note                                                                                (4,396)       (4,393)
                                                                                     ----------    ----------
Non-current portion of notes and advances receivable                                 $    1,132    $    1,606
                                                                                     ==========    ==========

      Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At October 27, 2002, Landec had outstanding commitments to fund up to an additional $106,000 to growers under these existing note receivable agreements.

6. Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                                             October 27,   October 28,
                                                                                2002          2001
                                                                             ----------    ----------
Land and buildings .......................................................   $   10,319    $   10,196
Leasehold improvements ...................................................        1,479         1,722
Computer, capitalized software, machinery, equipment and
   autos .................................................................       19,666        12,041
Furniture and fixtures ...................................................          534         1,730
Construction in process ..................................................          230         3,675
                                                                             ----------    ----------
                                                                                 32,228        29,364
Less accumulated depreciation and amortization ...........................      (12,326)       (9,365)
                                                                             ----------    ----------
                                                                             $   19,902    $   19,999
                                                                             ==========    ==========

      Depreciation expense for fiscal years 2002, 2001 and 2000 was $3.3 million, $2.7 million, and $2.9 million, respectively. Equipment under capital leases, which totals approximately $4.5 million at October 27, 2002, is security for the related lease obligations. The related accumulated amortization is $643,000. Included in construction in process at October 28, 2001 is $2.9 million for an ERP system under a capital lease.

7. Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The following table shows what net loss would have been had the provision been applied at the beginning of fiscal year 2000 (in thousands, except per share amounts):

                                                     Year Ended    Year Ended
                                                     October 28,   October 29,
                                                        2001          2000
                                                     ----------    ----------
Net loss as reported .............................   $   (7,875)   $   (3,998)
Goodwill and other intangible amortization .......        2,675         2,055
                                                     ----------    ----------
Adjusted net loss ................................   $   (5,200)   $   (1,943)
                                                     ==========    ==========
Loss per share as reported .......................   $    (0.48)   $    (0.25)
Goodwill and other intangible amortization .......         0.16          0.13
                                                     ----------    ----------
Adjusted loss per share ..........................   $    (0.32)   $    (0.12)
                                                     ==========    ==========

Changes in the carrying amount of goodwill for the fiscal years ended October 27, 2002 and October 28, 2001 by reportable segment, are as follows (in thousands):
                                                 Food     Agricultural
                                               Products      Seed
                                              Technology   Technology     Total
                                              ----------   ----------     -----

Balance as of October 28, 2000                   19,107       2,604      21,711
   Goodwill acquired during the period            1,170         416       1,586
   Goodwill amortized during the period          (1,102)       (193)     (1,295)
                                               --------    --------    --------
Balance as of October 28, 2001                   19,175       2,827      22,002
   Goodwill acquired during the period               --         482         482
  Transfer of customer base and workforce in
  place to goodwill                               2,187       1,062       3,249
                                               --------    --------    --------
Balance as of October 27, 2002                 $ 21,362       4,371      25,733
                                               ========    ========    ========

      Information regarding Landec's other intangible assets is as follows (in thousands):

                                                 2002                                              2001
                             --------------------------------------------     ---------------------------------------------
   Unamortized               Gross Carrying    Accumulated                    Gross Carrying     Accumulated
Intangible Assets               Amount         Amortization        Net            Amount         Amortization        Net
                             --------------    ------------      --------     --------------     ------------      --------
Trademark                      $ 13,300         $ (1,730)        $ 11,570        $ 13,300         $ (1,730)        $ 11,570

    Amortized
Intangible Assets

Other                               579             (402)             177           5,536           (2,003)           3,533
                               --------         --------         --------        --------         --------         --------
                               $ 13,879         $ (2,132)        $ 11,747        $ 18,836         $ (3,733)        $ 15,103
                               ========         ========         ========        ========         ========         ========

      Annual amortization expense for fiscal year end 2002 was $130,000 and $69,000 for Food Products Technology and Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, was $199,000, $2.7 million and $2.2 million for fiscal years ended 2002, 2001 and 2000, respectively.

8.    Shareholders' Equity

      Convertible Preferred Stock

      The Company has authorized two million shares of preferred stock, and as of October 27, 2002 has issued or declared to be issued 50,000 shares in Series A-1, 116,667 shares in Series A-2 and 154,633 in Series B preferred stock.

      Pursuant to a Series B Convertible Preferred Stock Purchase Agreement dated October 24, 2001, by and among the Company and the Seahawk Ranch Irrevocable Trust, the Company completed a financing that raised approximately $5.0 million through a private placement of its Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Pursuant to this agreement, the Company issued 142,857 shares of Series B Preferred Stock of the Company at $35.00 per share (representing 1,428,570 shares of Common Stock on a converted basis). A director of the Company is a trustee of the Seahawk Ranch Irrevocable Trust. During fiscal year 2002, 11,776 shares of Series B Preferred Stock were issued or declared to be issued as dividends to the Seahawk Ranch Irrevocable Trust.

      Each share of the Series A and B convertible preferred stock is, at the option of the holder, convertible into shares of Common Stock, subject to certain antidilution adjustments, in accordance with the conversion formula provided in the Company's Articles of Incorporation (currently a 10:1 ratio). Outstanding Series A preferred shares were converted into Common Stock on November 19, 2002. One half of the outstanding Series B Preferred Stock was convertible in Common Stock at the holder's discretion after April 24, 2002 and all of the Series B Preferred Stock is convertable into Common Stock as of October 24, 2002.

      Each share of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted and have the voting rights and powers of the common stock, voting together as a single class.

      Holders of Series B Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001 of shares of Series B Preferred Stock. Series B preferred stockholders were issued or declared to be issued 11,776 shares of Series B Preferred Stock as accrued stock dividends during fiscal year 2002. Dividends for Series B Preferred Stock are cumulative and were declared by the Company's Board of Directors and issued at a price of $35 per share as per the agreement. The Series B Preferred Stock is redeemable, solely at the option of the Company, at principal plus accrued dividends, which accrue when declared at a rate of $2.80 per share annually.

      Upon liquidation, Series B preferred stockholders shall receive in preference to the holders of Common Stock a return equal to the original issue price of the shares plus any accrued but unpaid dividends.

      Common Stock, Stock Purchase Plans and Stock Option Plans

      In March 2002, the Company raised $7.3 million, net of $700,000 of expenses, through a private placement of 2,580,663 shares of Common Stock. The Company has filed a registration statement with the SEC for the resale of the stock.

      At October 27, 2002, the Company had 8,914,783 common shares reserved for future issuance under Landec Corporation stock option plans (5,257,700) and employee stock purchase plans (444,083) and for conversion of outstanding preferred stock (3,213,000).

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

      The 1996 Non-Executive Stock Option Plan authorizes the Board of Directors to grant non-qualified stock options to employees, including executive officers, and outside consultants of the Company. The exercise price of the options will be equal to the fair market value of the Company's Common Stock on the date the options are granted. As amended in 1999, 1,500,000 shares are authorized to be issued under this plan. Options are generally exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

      In November 1996, the Company's Board of Directors approved the 1996 Stock Option Plan. Under this plan, the Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec's Common Stock on the date the options are granted. The plan, as amended, authorizes the issuance of 2,000,000 shares of Landec Common Stock under the plan. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested.

      In November 1999, the Company's Board of Directors granted to the CEO of Apio a non-statutory stock option to purchase 790,000 shares of Landec's common stock. The exercise price of the grant was the fair market value of Landec's common stock on the date of grant. The option vests over two years.

      In December 1999, the Company granted an option to purchase 200,000 shares of Common Stock to the CEO of Landec under the 1996 Stock Option Plan. The option had an exercise price of $6.25 per share, and vested in three equal amounts if the stock price reaches an average of $10, $20, and $30, respectively, for a twenty consecutive day trading period prior to December 2003. In September 2001, the option holder agreed to cancel this option in exchange for $60,000, based upon an independent appraisal of the fair value of the option, in deferred compensation. On April 12, 2002, the Company paid the $60,000 to the option holder.

      In October 2000, the Company's Board of Directors approved the New Executive Stock Option Plan. Under this plan, the Board of Directors may grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options may be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec's common stock on the date the options are granted. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested. 210,000 shares are authorized to be issued under this plan.

      The various repricings effected by the Company do not result in variable accounting under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," since they were effected prior to December 15, 1998.

      Activity under all Landec Stock Option Plans is as follows:

                                                             Outstanding Options
                                                         ----------------------------
                                       Options                            Weighted
                                      Available            Number         Average
                                      for Grant          of Shares     Exercise Price
                                      ---------          ---------     --------------
Balance at October 31, 1999           1,447,284          2,935,720         $4.14

Additional shares reserved            1,000,000                 --            --
Options granted                      (1,614,150)         1,614,150         $6.27
Options exercised                            --            (94,002)        $3.42
Options forfeited                       141,029           (141,029)        $5.19
Expired in 1988 Plan                     (4,078)                --            --
                                      ---------          ---------
Balance at October 29, 2000             970,085          4,314,839         $4.92

Additional shares reserved              500,000                 --            --
Options granted                        (606,800)           606,800         $3.44
Options exercised                            --           (311,609)        $0.72
Options forfeited                       599,264           (599,264)        $5.45
Expired in 1988 Plan                    (58,281)                --            --
                                      ---------          ---------
Balance at October 28, 2001           1,404,268          4,010,766         $4.93

Options granted                        (430,739)           430,739         $3.44
Options exercised                            --            (71,574)        $0.86
Options forfeited                       334,581           (334,581)        $4.91
Expired in 1988 Plan                    (85,760)                --            --
                                      ---------          ---------
Balance at October 27, 2002           1,222,350          4,035,350         $4.85
                                      =========          =========

      At October 27, 2002, October 28, 2001 and October 29, 2000, options to purchase 3,249,878, 2,901,861 and 1,974,146 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

      No deferred compensation expense was recognized in the Company's financial statements for stock-option awards under APB 25 for fiscal years 2002, 2001 and 2000.

The following tables summarize information about Landec options outstanding and exercisable at October 27, 2002.

                          OPTIONS OUTSTANDING
------------------------------------------------------------------------
                                             Weighted
                                              Average        Weighted
                                            Contractual      Average
        Range of              Number           Life          Exercise
    Exercise Prices         of Shares       (in years)        Price
------------------------- --------------- ---------------- -------------
   $0.5800 - $3.1800          449,173          5.58             $2.07
   $3.3750 - $3.4000          463,250          8.37             $3.38
   $3.5000 - $4.9380          672,128          7.53             $4.36
   $5.0000 - $5.0000          968,833          5.17             $5.00
   $5.0630 - $6.1250          234,721          6.06             $5.53
   $6.2500 - $6.2500          872,062          3.13             $6.25
   $6.5000 - $7.6250          375,183          5.75             $6.89
                            ---------
   $0.5800 - $7.6250        4,035,350          5.72             $4.85

                       OPTIONS EXERCISEABLE
-------------------------------------------------------------------
                                                    Weighted
         Range of                 Number             Average
      Exercise Prices           of Shares        Exercise Price
---------------------------- ----------------- --------------------
     $0.5800 - $3.1800            388,384             $1.94
     $3.3750 - $3.4000            195,804             $3.39
     $3.5000 - $4.9380            522,523             $4.46
     $5.0000 - $5.0000            743,833             $5.00
     $5.0630 - $6.1250            213,385             $5.48
     $6.2500 - $6.2500            872,062             $6.25
     $6.5000 - 7.6250             313,887             $6.89
                                ---------
     $0.5800 - $7.6250          3,249,878             $4.99

      Employee Stock Purchase Plan. The Company has an employee stock purchase plan which permits eligible employees to purchase Common Stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of the offering period or on the purchase date. As of October 27, 2002, 530,917 shares have been issued under the Purchase Plan.

      Landec Ag Stock Plan. Under the 1996 Landec Ag Stock Plan, the Board of Directors of Landec Ag may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Landec Ag's common stock as determined by Landec Ag's Board of Directors. 2,000,000 shares are authorized to be issued under this plan. Options generally are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

      The following table summarizes activity under the Landec Ag Stock Option Plan.

                                                             Outstanding Options
                                                    --------------------------------------
                                     Options                              Weighted Average
                                    Available       Number of Shares       Exercise Price
                                    ---------       ----------------       --------------
Balance at October 31, 1999          476,691           1,522,775               $0.24

Options granted                     (211,900)            211,900               $1.00
Options exercised                      --                (18,215)              $0.21
Options forfeited                     10,360             (10,360)              $0.37
                                     -------           ---------
Balance at October 29, 2000          275,151           1,706,100               $0.33

Options granted                      (23,200)             23,200               $1.00
Options exercised                      --               (107,333)              $0.11
Options forfeited                     41,667             (41,667)              $0.70
                                     -------           ---------
Balance at October 28, 2001          293,618           1,580,300               $0.35

Options granted                      (20,000)             20,000               $1.00
Options exercised                      --               (200,000)              $0.10
Options forfeited                     10,530             (10,530)              $0.42
                                     -------           ---------
Balance at October 27, 2002          284,148           1,389,770               $0.39

      At October 27, 2002, options to purchase 1,259,649 shares with an average exercise price of $0.33 per share of Landec Ag's common stock were vested. For the options outstanding at October 27, 2002, 725,000 options were granted with an exercise price of $0.10, 241,800 options were granted with an exercise price of $0.20 and 422,970 were granted with an exercise price of $1.00. As of October 27, 2002, the Company has 1,673,918 common shares reserved for future issuance under the Landec Ag stock option plan.

      Apio Stock Plan. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of October 27, 2002, options for two million shares had been granted at an exercise price of $2.10 per share.

      In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of October 27, 2002, options for 788,644 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

      The following table summarizes activity under the Apio Stock Option Plan.

                                                             Outstanding Options
                                                   ---------------------------------------
                                    Options                               Weighted Average
                                   Available       Number of Shares        Exercise Price
                                   ---------       ----------------        --------------
Balance at December 2, 1999        4,000,000               --                     --

Options granted                   (2,814,000)          2,814,000                 $2.10
Options exercised                      --                  --
Options forfeited                     57,000             (57,000)                $2.10
                                  ----------           ---------
Balance at October 29, 2000
                                   1,243,000           2,757,000                 $2.10
Options granted                     (134,500)            134,500                 $2.10
Options exercised                         --                (583)                $2.10
Options forfeited                    104,022            (104,022)                $2.10
                                  ----------           ---------
Balance at October 28, 2001        1,212,522           2,786,895                 $2.10

Options granted                     (145,000)            145,000                 $2.10
Options exercised                         --                  --                 $2.10
Options forfeited                    143,251            (143,251)                $2.10
                                  ----------           ---------
Balance at October 27, 2002        1,210,773           2,788,644

      At October 27, 2002, options to purchase 2,440,738 shares of Apio common stock were vested. As of October 27, 2002, the Company has 3,999,417 common shares reserved for future issuance under the Apio stock option plans.

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

      Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by SFAS No. 123. The fair value of options granted in fiscal years 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                         Landec
                                                 Employee Stock Options
----------------------------------------------------------------------------------
Years ended                         October 27,     October 28,        October 29,
                                       2002             2001              2000
                                       ----             ----              ----
Expected life (in years)               5.43             5.95              4.47
Risk-free interest rate                4.00%            4.90%             6.26%
Volatility                              .84              .83               .85
Dividend yield                            0%               0%                0%

      The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in fiscal years 2002, 2001 and 2000. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in fiscal years 2002, 2001 and 2000 is a result of basing the volatility on Landec's stock price.

      Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

      The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during fiscal years 2002, 2001 and 2000 was $2.48, $2.47 and $4.19 per share, respectively. No stock options were granted above grant date market prices during fiscal years 2002, 2001, and 2000. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during fiscal years 2002, 2001 and 2000 was $1.44, $1.71and $1.87 per share, respectively. The weighted average estimated fair value of shares granted under the Landec Ag Stock Plan during fiscal years 2002, 2001, and 2000 was $0.30, $0.21 and $0.23 per share, respectively. The weighted average estimated fair value of shares granted under Apio Stock Plan during fiscal year 2002, 2001 and 2000 was $0.72, $0.52 and $0.73 per share, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                        October 27,      October 28,       October 29,
Years ended                                2002              2001             2000
                                        -----------      -----------       -----------
Pro forma net loss                       $(3,374)         $(10,384)         $(8,429)
Pro forma net loss per share              $(0.19)           $(0.63)          $(0.53)

      The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

9.    Debt

      Revolving debt

      Apio has a revolving line of credit with a bank which allows for borrowings up to a maximum of $12.0 million. Outstanding amounts bear interest at the greater of the prime rate set by the bank or the Federal fund rate plus a margin of 1.75%, as amended in Amendment No. 9 to the loan agreement (6.0% at October 27, 2002). The revolving note agreement expires on January 31, 2003. At October 27, 2002 and October 28, 2001, $7.6 million and $11.0 million, respectively, were outstanding under the revolving line of credit.

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

      On August 1, 2002, Apio's loan agreement with Bank of America was amended again to extend the revolving line of credit through October 31, 2002 and to decrease the interest rate for the period from August 1, 2002 through October 31, 2002 to prime plus 2% or 6.75% on an annual basis. In addition, the Company agreed to use proceeds from the sale of Dock Resins to pay off its term loan with Bank of America.

      On October 31, 2002, Apio's loan agreement with Bank of America was amended again to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate for the period from November 1, 2002 through January 31, 2003 to prime plus 1.75% or 6.00 % on an annual basis.

      Landec Ag has a revolving line of credit which allows for borrowings of up to $3 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.75 or 5.00% on an annual basis. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. In June 2001, Landec Ag increased its line of credit by $2.4 million to $5.4 million through February 2002. In December 2002, Landec Ag increased its line of credit by $2.0 million to $5.0 million through January 2003. At October 27, 2002, $2.5 million was outstanding under the revolving line of credit.

      In addition, under the $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum term note. As of October 27, 2002, $419,000 was outstanding under this term note.

      The Company had entered into an interest rate swap agreement with Bank of America to limit interest rates on a portion of its long-term debt to a maximum effective rate of 9.52% from February 2, 2000 until October 30, 2002 when the agreement expires. The notional amount covered by the agreement was $5,250,000. The differential to be paid or received is accrued as interest rate charges and recognized as an adjustment to interest expense related to the debt. The swap agreement was terminated upon the Company paying off its long-term debt obligations to Bank of America on October 25, 2002.

      The Company has subordinated to Bank of America $20.1 million of contributions made from Landec to Apio from the acquistion date of December 2, 1999 through October 27, 2002.

      Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                                           October 27,     October 28,
                                                                              2002             2001
                                                                           -----------     -----------
Bank term loan for Apio                                                     $     --         $  8,250
Contractual obligation to former owners of Apio; due in annual installments of $1,235,000 from January 2, 2003 through January
  2, 2005 (see Note 3)                                                         3,122            4,023
Note payable of Apio to a commercial finance company; due in monthly installments of $10,500 including interest at 7.0% with final
  payment due December 2019                                                    1,580            1,645
Capital lease obligation due in monthly installments of $65,900, including interest at 10.72% with final payment due April 2004,
  secured by computer hardware and a letter of credit                          1,147            1,663
Note payable of Apio to a bank; due in monthly installments of
  $8,000 including interest at 7.75% with final payment due
  December 2015                                                                  789              822

Various notes payable with interest rates ranging from 3.90% to 8.5%             522              843
Capitalized lease obligations with interest rates ranging from 6.87%
   to 13.90%                                                                     285              558
                                                                            --------         --------
                                                                               7,445           17,804
Less current portion                                                          (2,193)          (4,969)
                                                                            --------         --------
                                                                            $  5,252         $ 12,835
                                                                            ========         ========

      Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

FY 2003 .............................................................     $2,193
FY 2004 .............................................................      1,843
FY 2005 .............................................................      1,365
FY 2006 .............................................................        124
FY 2007 .............................................................        128
Thereafter ..........................................................      1,792
                                                                          ------
                                                                          $7,445
                                                                          ======

      In May 2001, Apio entered into a capital lease agreement to fund the majority of the costs of a new ERP business system. As of October 27, 2002, $1.1 million was outstanding under this capital lease.

      The contractual obligation of $3.7 million ($1.235 million a year for three years) to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate resulting in a discounted value of $3.1 million at October 27, 2002. In June 2001, under provisions of the acquisition agreement, because Landec's closing stock price was below $6.00 on average during June 2001, the Company increased its obligation to the former owners of Apio by $700,000 ($591,000 on a discounted basis), $525,000 of which was outstanding at October 27, 2002 and is included in the $3.7 million referenced above.

      The term debt and revolving note agreements contains various financial covenants including minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. The loan agreements, through restricted payment covenants and amendments, limits the ability of Apio and Landec Ag to make cash payments to Landec.

      The weighted average interest rate on the Company's lines of credit was 5.46% and 6.54% for fiscal years 2002 and 2001, respectively.

      Landec has pledged substantially all of Apio's and Landec Ag's assets to secure their term debt.

10.   Income Taxes

      The Company has recorded no provision for income taxes for the years ended October 27, 2002, October 28, 2001, and October 29, 2000, respectively.

      As of October 27, 2002, the Company had federal and state net operating loss carryforwards of approximately $45.6 million and $9.1 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $900,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2022, if not utilized.

      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Significant components of the Company's deferred tax assets are as follows (in thousands):

  Deferred tax assets:                               October 27,     October 28,
                                                        2002             2001
                                                     -----------     -----------
   Net operating loss carryforwards ............       $ 16,000       $ 13,200
   Research credit carryforwards ...............          1,800          1,800
   Capitalized research and development ........            200            300
   In-process research and development .........             --            800
     Discontinued operation - Dock

   Resins ......................................             --          1,000
   Other - net .................................           (500)            --
                                                       --------       --------
Net deferred tax assets ........................         17,500         17,100
Valuation allowance ............................        (17,500)       (17,100)
                                                       --------       --------
Net deferred tax assets ........................       $     --       $     --
                                                       ========       ========

      Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance, which has increased by $400,000 in the current year.

      Approximately $152,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11.   Commitments and Contingencies

      Operating Leases

      Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2005. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at October 27, 2002 are as follows (in thousands):

                                                     Amount
                                                     ------

FY2003.............................................  $  851
FY2004.............................................     268
FY2005.............................................      68
FY2006.............................................       6
                                                     ------
                                                     $1,193
                                                     ======

      Rent expense for operating leases, including month to month arrangements was $1.3 million for fiscal year 2002, $921,000 for fiscal year 2001 and $1.1 million for fiscal year 2000.

      Land Leases

      Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2005. Landec subleases substantially all of the farmland to growers who, in turn, agree to market their crops through Landec. The subleases are generally non-cancelable and expire through October 2005. The approximate future minimum leases and sublease amounts receivable under farmland leases at October 27, 2002 are as follows (in thousands):

                                     Minimum           Sublease
                                      Lease              Rents
                                     Payments          Receivable            Net
                                     --------          ----------            ---
2003 ...........................      $1,530             $1,339             $191
2004 ...........................       1,100              1,053               47
2005 ...........................         273                273               --
                                      ------             ------             ----
                                      $2,903             $2,665             $238
                                      ======             ======             ====

      Rent expense for land leases net of sublease rents, including month to month arrangements was $378,000 for fiscal year 2002, $131,000 for fiscal year 2001 and $248,000 for fiscal year 2000.

      Employment Agreements

      Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $278,000 at October 27, 2002 and $502,000 at October 28, 2001.

      Licensing Agreement

      In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the agreement, the Company is obligated to pay nine annual installments, $150,000 for 2003 and $200,000 for each remaining year through 2011.

12.   Employee Savings and Investment Plans

      The Company sponsors two 401(k) plans which are available to substantially all of the Company's employees.

      Landec's Corporate Plan, which is available to Landec Corporate and Landec Ag employees, allows participants to contribute from 1% to 20% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants' contribution up to 3% of the participants' salary. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. In fiscal years 2002 and 2001, the Company contributed $126,000 and $96,000, respectively, to the Corporate Plan.

      The Company also sponsors a 401(k) plan available to substantially all of Apio's salaried employees. The plan's participants can contribute from 1% to 5% of their salary, up to the IRS limitation into designated investment funds. Apio, in turn, contributes an amount, as required by the plan, which is equal to the participant's contributions. Participants are at all times fully vested in their contributions. Apio's contribution vests over a seven-year period beginning in year three at a rate of 20% per year. Apio retains the right, by action of the Board of Directors, to amend, modify or terminate the plan. In fiscal years 2002, 2001 and 2000, Apio contributed $320,000, $208,000, and $282,000, respectively, to the foregoing plan.

13.   Business Segment Reporting

      Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intellipac(TM) breathable membrane for the fresh-cut and whole produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective close date of

November 29, 1999 through October 29, 2000. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer(R) polymers through Landec Ag. The Corporate and Other segment includes the operations from the Company's Technology Licensing/Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Operations by Business Segment consisted of the following (in thousands):

                                                               Agricultural
                                                Food Products      Seed        Corporate
2002                                             Technology     Technology     and Other       TOTAL
--------------------------------------------     ---------     ------------    ---------     ---------
Net sales ..................................     $ 160,596       $ 19,439      $  3,120      $ 183,155
International Sales ........................     $  36,273       $     --      $     --      $  36,273
Gross profit ...............................     $  20,183       $  8,037      $  3,120      $  31,340
Net income (loss) from continuing operations     $  (2,134)      $   (714)     $  3,049      $     201
Identifiable assets ........................     $  65,489       $ 15,405      $ 26,909      $ 107,803
Depreciation and amortization ..............     $   2,822       $    507      $    171      $   3,500
Capital expenditures .......................     $   1,774       $    634      $    138      $   2,546
Interest income ............................     $     184       $     46      $     17      $     247
Interest expense ...........................     $   1,440       $    109      $      2      $   1,551
Income tax expense (benefit) ...............     $      --       $     --      $     --      $      --
--------------------------------------------
2001
--------------------------------------------
Net sales ..................................     $ 173,609       $ 16,211      $    826      $ 190,646
International Sales ........................     $  33,139       $     --      $     --      $  33,139
Gross profit ...............................     $  20,458       $  6,659      $    697      $  27,814
Net income (loss) from continuing operations     $  (2,632)      $ (2,761)     $    555      $  (4,838)
Identifiable assets ........................     $  81,399       $ 17,842      $ 20,881      $ 120,122
Depreciation and amortization ..............     $   3,918       $  1,120      $    392      $   5,430
Capital expenditures .......................     $   6,108       $    462      $    391      $   6,961
Interest income ............................     $     601       $      4      $     12      $     617
Interest expense ...........................     $   2,536       $    253      $     --      $   2,789
Income tax expense (benefit) ...............     $      --       $     --      $     --      $      --
--------------------------------------------
2000
--------------------------------------------
Net sales ..................................     $ 178,871       $ 17,212      $  1,143      $ 197,226
International Sales ........................     $  34,607       $     --      $     --      $  34,607
Gross profit ...............................     $  21,958       $  7,224      $    829      $  30,011
Net income (loss) from continuing operations     $     249       $ (2,914)     $    595      $  (2,070)
Identifiable assets ........................     $  95,267       $ 15,775      $ 17,123      $ 128,165
Depreciation and amortization ..............     $   3,668       $  1,055      $    391      $   5,114
Capital expenditures .......................     $   2,839       $    763      $    185      $   3,787
Interest income ............................     $     723       $     82      $     68      $     873
Interest expense ...........................     $   2,060       $     23      $     --      $   2,083
Income tax expense .........................     $     588       $     --      $   (588)     $      --

14. Quarterly Consolidated Financial Information (unaudited)

      The following is a summary of the unaudited quarterly results of operations for fiscal years 2002 and 2001 (in thousands, except for per share amounts):

                  FY 2002                      1st Quarter      2nd Quarter     3rd Quarter      4th Quarter        FY 2002
-------------------------------------------    -----------      -----------     -----------      -----------      -----------
Revenues                                       $    40,346      $    57,118     $    44,469      $    41,222      $   183,155
Gross profit                                         4,687           13,800           6,514            6,339           31,340
Income (loss) from continuing operations            (3,520)           5,423            (482)          (1,220)             201
Income (loss) from discontinued operations              --               --              --           (1,688)          (1,688)
                                               -----------      -----------     -----------      -----------      -----------
Net income (loss)                              $    (3,520)     $     5,423     $      (482)     $    (2,908)     $    (1,487)
                                               ===========      ===========     ===========      ===========      ===========
Basic amounts per common share:

Continuing operations                          $      (.22)     $       .30     $      (.03)     $      (.07)     $      (.01)
Discontinued operations                                 --               --              --             (.09)            (.09)
                                               -----------      -----------     -----------      -----------      -----------
Net income/(loss) per basic share              $      (.22)     $       .30     $      (.03)     $      (.16)     $      (.10)
                                               ===========      ===========     ===========      ===========      ===========
Dilutive amounts per common share:

Continuing operations                          $      (.22)     $       .24     $      (.03)     $      (.07)     $      (.01)
Discontinued operations                                 --               --              --             (.09)            (.09)
                                               -----------      -----------     -----------      -----------      -----------
Net income/(loss) per dilutive share           $      (.22)     $       .24     $      (.03)     $      (.16)     $      (.10)
                                               ===========      ===========     ===========      ===========      ===========

                  FY 2001                      1st Quarter     2nd Quarter       3rd Quarter      4th Quarter        FY 2001
-------------------------------------------    -----------     -----------       -----------      -----------      -----------
Revenues                                       $    44,735      $    59,807      $    47,050      $    39,054      $   190,646
Gross profit                                         4,832           11,236            6,024            5,722           27,814
Income (loss) from continuing operations            (3,924)           3,525           (1,553)          (2,886)          (4,838)
Income (loss) from discontinued operations             (15)            (343)             209           (2,888)          (3,037)
                                               -----------      -----------      -----------      -----------      -----------

Net income (loss)                              $    (3,939)     $     3,182      $    (1,344)     $    (5,774)     $    (7,875)
                                               ===========      ===========      ===========      ===========      ===========
Basic amounts per common share:

Continuing operations                          $      (.24)             .22      $      (.09)     $      (.17)     $      (.29)
Discontinued operations                                 --             (.02)             .01             (.18)            (.19)
                                               -----------      -----------      -----------      -----------      -----------

Net income/(loss) per basic share              $      (.24)             .20      $      (.08)     $      (.35)     $      (.48)
                                               ===========      ===========      ===========      ===========      ===========
Dilutive amounts per common share:

Continuing operations                          $      (.24)     $       .19      $      (.09)     $      (.17)     $      (.29)
Discontinued operations                                 --             (.02)             .01             (.18)            (.19)
                                               -----------      -----------      -----------      -----------      -----------
Net income/(loss) per dilutive share           $      (.24)     $       .17      $      (.08)     $      (.35)     $      (.48)
                                               ===========      ===========      ===========      ===========      ===========

                               LANDEC CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   SCHEDULE I

Condensed Balance Sheets

                                                               October 27, 2002     October 28, 2001
                                                               ----------------     ----------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                       $   3,778            $     12
   Accounts receivable,                                                  111                  82
   Inventory                                                              68                  47
   Prepaid expenses and other current assets                           1,342                  47
                                                                   ---------            --------
       Total current assets                                            5,299                 188

Property, plant and equipment                                          3,543               3,535
Less accumulated depreciation                                         (3,162)             (3,105)
                                                                   ---------            --------
                                                                         381                 430

Other assets (principally investment in and
   amounts due from wholly owned subsidiaries)                        53,840              52,657
                                                                   ---------            --------
                                                                   $  59,520            $ 53,275
                                                                   =========            ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                                $   2,745            $  2,536
Other liabilities                                                        812                 900

Shareholders' equity:
   Preferred stock                                                    14,461              14,049
   Common stock                                                      100,802              93,191
   Accumulated Deficit                                               (59,300)            (57,401)
                                                                   ---------            --------
     Total shareholders' equity                                       55,963              49,839
                                                                   ---------            --------
                                                                   $  59,520            $ 53,275
                                                                   =========            ========

                         CONDENSED STATEMENTS OF INCOME

                                                                       Year Ended
                                                         --------------------------------------
                                                          October 27,   October 28,  October 29,
                                                            2002           2001         2000
                                                          -------        -------      -------
Revenues:
   Net sales and gross revenue                            $ 3,121        $   825      $ 1,142
   Management fees and interest income from
     wholly-owned subsidiaries                              3,383          3,376        3,407
                                                          -------        -------      -------
                                                            6,504          4,201        4,549

Cost and expenses:
   Cost of products sold                                       --            127          222
   Research and development                                 1,075            712          887
   Selling, general and administrative expenses             2,359          2,807        3,309
   Other, net                                                  --             --          148
                                                          -------        -------      -------
                                                            3,434          3,646        4,566
                                                          -------        -------      -------

Income (loss) before equity in net loss of subsidiaries     3,070            555          (17)

Equity in net loss of subsidiaries:
   Equity in net loss from continuing operations
      of subsidiaries                                      (2,869)        (5,393)      (2,053)
   Equity in net loss from discontinued of subsidiaries
      Loss from discontinued operations                        --           (537)         (14)
      Loss on disposal of discontinued operations          (1,688)        (2,500)          --
                                                          -------        -------      -------
                                                           (1,686)        (3,037)         (14)
                                                          -------        -------      -------
   Equity in net loss of subsidiaries                      (4,557)        (8,430)      (2,067)
                                                          -------        -------      -------

Net loss before cumulative effect of change
   in accounting                                           (1,487)        (7,875)      (2,084)
Cumulative effect of change in accounting
   for upfront license fee revenue                             --             --       (1,914)
                                                          -------        -------      -------
Net loss                                                  $(1,487)       $(7,875)     $(3,998)
                                                          =======         ======       ======

Net loss                                                  $(1,487)       $(7,875)     $(3,998)
Dividends on series B preferred stock                        (412)            --           --
                                                          -------        -------      -------
Net loss applicable to common shareholders                $(1,899)       $(7,875)     $(3,998)
                                                          =======        =======      =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Year Ended
                                                   -------------------------------------
                                                   October 27,  October 28,  October 29,
                                                      2002         2001         2000
                                                   -----------  -----------  -----------
Cash used in operating activities                  $(13,155)     $(5,692)     $(4,240)

Investing activities:
     Acquisition of Apio, Inc.                           --           --       (6,793)
     Purchases of property, plant and equipment          (8)         (85)        (138)
     Proceeds from sale of Dock Resins                9,406           --           --
     Other                                              (88)         (87)         961
                                                    -------      -------      -------
                                                      9,310         (172)      (5,970)

Financing activities:
     Proceeds from sale of common stock               7,611          636          707
     Proceeds from sale of preferred stock               --        4,900        9,149
                                                    -------      -------      -------
                                                      7,611        5,536        9,856
                                                    -------      -------      -------
Increase (decrease) in cash                         $ 3,766      $  (328)     $  (354)
                                                    =======      =======      =======

Notes to Condensed Financial Statements

Note A - Basis of Presentation

In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries since the date of acquisition. The Company's share of net loss of its unconsolidated subsidiaries is included in consolidated loss using the equity method. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

                               LANDEC CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                   SCHEDULE II

                                                        Additions
                                          Balance at    charged to
                                          beginning     costs and                     Balance at
                                          of period     expenses      Deductions    end of period
                                          ---------     --------      ----------    -------------
Year ended October 29, 2000
     Allowance for doubtful accounts ....   $   45        $2,885        $(1,296)        $1,634
Year ended October 28, 2001
     Allowance for doubtful accounts ....   $1,634        $1,958        $(2,487)        $1,105
Year ended October 27, 2002
     Allowance for doubtful accounts ....   $1,105        $1,313        $(1,172)        $1,246

(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the period July 28, 2002 to October 27, 2002. Subsequent to October 27, 2002, a report on Form 8-K filed on November 7, 2002 reported the sale of the stock of Dock Resins Corporation on October 24, 2002.

(c)      Index of Exhibits.

2.1(6)      Stock Purchase Agreement by and among the Registrant, Dock Resins
            Corporation and A. Wayne Tamarelli dated as of April 18, 1997.
2.2(7)      Agreement and Plan of Reorganization by and among the Registrant,
            Intellicoat Corporation, Williams & Sun, Inc. (d/b/a Fielder's
            Choice Hybrids) and Michael L. Williams dated as of August 20, 1997.
2.3(10)     Form of Agreement and Plan Merger and Purchase Agreement by and
            among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999.
2.4(17)     Stock Purchase Agreement between Lubrizol Corporation and the
            Registrant dated as of October 24, 2002.
3.1(1)      Amended and Restated Bylaws of Registrant.
3.2(2)      Ninth Amended and Restated Articles of Incorporation of Registrant.
3.3(12)     Certificate of Determination of Series A Preferred Stock
3.4+        Certificate of Determination of Series B Preferred Stock
4.1(11)     Series A Preferred Stock Purchase Agreement between the Registrant and Frederick Frank, dated as of November 19, 1999.
4.2+        Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24,
            2001.
10.1(3)     Form of Indemnification Agreement.
10.3(4)*    1995 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
10.4(4)*    1995 Directors' Stock Option Plan, as amended, and form of Option
            Agreement.
10.6(3)     Industrial Real Estate Lease dated March 1, 1993 between the
            Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne
            R. Brown & Bibbits Brown Living Trust dated December 30, 1987.
10.15(4)*   1996 Landec Ag Stock Option Plan and form of Option Agreements.
10.16(4)*   Form of Option Agreements for the 1996 Non-Executive Stock Option
            Plan, as amended.
10.17(5)*   1996 Stock Option Plan and Form of Option Agreement.
10.19(8)    Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997.
10.22(9)*   Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase.
10.24(12)*  Employment agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999.
10.25(12)*  Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999.
10.26(12)*  1999 Apio, Inc. Stock Option Plan and form of Option Agreement.
10.27(12)   Loan agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999.
10.28(13)*  2000 Apio, Inc. Stock Option Plan and form of Option Agreement
10.29(13)   Loan Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended.
10.30(13)*  New Executive Stock Option Plan.
10.31(5)    Amendment No. 2 to the Loan Agreement between Apio, Inc. and the
            Bank of America dated as of February 28, 2001.
10.32(4)    Amendment No. 3 to the Loan Agreement between Apio, Inc. and the
            Bank of America dated as of April 26, 2001.
10.33(14)   Amendment No. 4 to the Loan Agreement between Apio, Inc. and the
            Bank of America dated as of September 11, 2001.
10.34(14)   Amendment No. 5 to the Loan Agreement between Apio, Inc. and the
            Bank of America dated as of October 26, 2001.
10.35(14)*  1996 Non-Executive Stock Option Plan, as amended.
10.36(15)   Amendement No. 6 to Loan Agreement between Apio, Inc. and the Bank of America dated as of April 1, 2002.
10.37(16)   Amendment No. 7 to Loan Agreement between Apio, Inc. and the Bank of
            America dated as of May 1, 2002.
10.38+      Amendment No. 8 to Loan Agreement between Apio, Inc. and the Bank of
            America dated as of August 1, 2002.
10.39+      Amendment No. 9 to Loan Agreement between Apio, Inc. and the Bank of
            America dated as of October 31, 2002.
10.40+      Amendment No. 2 to the Purchase Agreement between the Registrant and
            Apio, Inc. dated December 17, 2002.

21.1        Subsidiaries of the Registrant.

                          Subsidiary                      State of Incorporation
                          ----------                      ----------------------
            Landec Ag (formerly Intellicoat Corporation)        Delaware
            Apio, Inc.                                          Delaware

23.1+       Consent of Independent Auditors.
24.1+       Power of Attorney. See page 70.
99.1+       CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2+       CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

----------

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

(9) Incorporated by reference to identically number exhibits filed with the Registrant's Form 10-K filed for the year ended October 10, 1998.

(10) Incorporated by reference to the Exhibit 2.1 filed with the Registrant's Form 8-K dated December 2, 1999.

(11) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 8-K dated December 2, 1999.

(12) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 31, 1999.

(13) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 29, 2000.

(14) Incorporated by reference to identically numbered exhibits filed with the Registrant's Form 10-K filed for the year ended October 28, 2001.

(15) Incorporated by reference to identically numbered exhibit filed with the Registrant's Form 10-Q for the quarter ended April 28, 2002.

(16) Incorporated by reference to identically numbered exhibit filed with the Registrant's Form 10-Q for the quarter ended July 28, 2002.

(17) Incorporated by reference to the Exhibit 2.1 filed with the Registrant's Form 8-K dated October 24, 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(c) of Form 10-K.

+     Filed herewith.

      SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on January 24, 2003.

                                        LANDEC CORPORATION


                                        By: /s/ Gregory S. Skinner
                                           -------------------------------------
                                            Gregory S. Skinner
                                            Vice President of Finance and
                                            Administration and
                                            Chief Financial Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

         Signature                                     Title                                   Date
         ---------                                     -----                                   ----

    /s/ Gary T. Steele
-----------------------------
      Gary T. Steele               President and Chief Executive Officer and Director   January 24, 2003
                                   (Principal Executive Officer)

  /s/ Gregory S. Skinner
-----------------------------
    Gregory S. Skinner             Vice President of Finance and Administration and     January 24, 2003
                                   Chief Financial Officer (Principal Financial and
                                   Accounting Officer)

    /s/ Kirby L. Cramer
-----------------------------
      Kirby L. Cramer              Director                                             January 24, 2003

    /s/ Richard Dulude
-----------------------------
      Richard Dulude               Director                                             January 24, 2003

  /s/ Stephen E. Halprin
-----------------------------
    Stephen E. Halprin             Director                                             January 24, 2003

 /s/ Richard S. Schneider
-----------------------------
   Richard S. Schneider            Director                                             January 24, 2003

   /s/ Kenneth E. Jones
-----------------------------
     Kenneth E. Jones              Director                                             January 24, 2003

                                 CERTIFICATIONS

I, Gary T. Steele, certify that:

      1. I have reviewed this annual report on Form 10-K of Landec Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

                                          /s/ Gary T. Steele
                                        ---------------------------------------
                                          Gary T. Steele
                                          President and Chief Executive Officer

I, Gregory S. Skinner, certify that:

      1. I have reviewed this annual report on Form 10-K of Landec Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

                                          /s/ Gregory S. Skinner
                                        ----------------------------------------
                                          Gregory S. Skinner
                                          Vice President of Finance and
                                          Administration and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                           Exhibit Title
 ------                           -------------

10.38 Amendment No. 8 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2002.

10.39 Amendment No. 9 to Loan Agreement between Apio, Inc. and the Bank of America dated as of October 31, 2002.

10.40 Amendment No. 2 to the Purchase Agreement between the Registrant and Apio, Inc. dated December 17, 2002

23.1  Consent of Independent Auditors

24.1  Power of Attorney. See page 70.

99.1  CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of
      2002

99.2  CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of
      2002