Form 10-Q
period 2003-01-26
LANDEC CORP \CA\
filed 2003-03-11
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended January 26, 2003,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to              .

Commission file number:  0-27446

LANDEC CORPORATION

(Exact name of registrant as specified in its charter)

California	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3603 Haven Avenue Menlo Park, California 94025
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(650) 306-1650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of March 3, 2003, there were 21,107,517 shares of Common Stock and 157,726 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended January 26, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	January 26, 2003	October 27, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,339	$7,849
Restricted cash	2,382	1,032
Accounts receivable, less allowance for doubtful accounts of $837 and $1,022 at January 26, 2003 and October 27, 2002	14,722	19,040
Inventory	17,266	10,121
Investment in farming activities	700	1,591
Notes and advances receivable	2,720	3,645
Notes receivable, related party	—	751
Prepaid expenses and other current assets	2,097	2,456
Total Current Assets	45,226	46,485

Property and equipment, net	19,202	19,902
Goodwill	25,733	25,733
Other intangible assets, net	11,732	11,747
Notes receivable	1,465	1,132
Restricted cash, non-current	—	1,350
Other assets	296	1,454

	$103,654	$107,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,362	$11,512
Grower payables	1,001	6,460
Related party payables	174	450
Accrued compensation	1,312	1,518
Other accrued liabilities	4,314	7,771
Deferred revenue	15,404	3,215
Lines of credit	8,134	10,098
Current maturities of long term debt	2,255	2,193
Total Current Liabilities	42,956	43,217

Long term debt, less current maturities	3,922	5,252
Other liabilities	1,544	1,791
Minority interest	1,158	1,580
Total Liabilities	49,580	51,840

Shareholders’ Equity:
Preferred stock	5,420	14,461
Common stock	110,098	100,802
Accumulated deficit	(61,444)	(59,300)
Total Shareholders’ Equity	54,074	55,963

	$103,654	$107,803

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 26, 2003	January 27, 2002
Revenues:
Product sales	$34,203	$32,924
Services revenue	5,996	6,094
Service revenue, related party	454	780
License fees	272	427
Research, development and royalty revenues	200	121
Total revenues	41,125	40,346

Cost of revenue:
Cost of product sales	30,773	30,265
Cost of services revenue	4,629	5,394
Total cost of revenue	35,402	35,659

Gross profit	5,723	4,687

Operating costs and expenses:
Research and development	1,070	832
Selling, general and administrative	6,524	6,783
Total operating costs and expenses	7,594	7,615
Operating loss	(1,871)	(2,928)

Interest income	64	33
Interest expense	(322)	(631)
Other income	93	5
Net loss	$(2,036)	$(3,521)

Net loss	$(2,036)	$(3,521)
Dividends on Series B preferred stock	(108)	(100)
Net loss applicable to shareholders	$(2,144)	$(3,621)

Basic and diluted net loss per share	$(0.10)	$(0.22)

Shares used in computing basic and diluted net loss per share	20,630	16,563

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	January 26, 2003	January 27, 2002
Cash flows from operating activities:
Net loss	$(2,036)	$(3,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	879	741
(Gain) loss on disposal of property and equipment	(39)	59
Increase in minority interest liability	89	42
Changes in current assets and liabilities:
Accounts receivable	4,318	(2,473)
Inventory	(7,145)	(1,480)
Investment in farming activities	891	598
Decrease in notes and advances receivable	2,046	330
Prepaid expenses and other current assets	359	(126)
Assets held for sale	—	(55)
Accounts payable	(1,150)	1,229
Grower payables	(5,459)	413
Related party payables	(276)	203
Accrued compensation	(206)	371
Other accrued liabilities	(3,457)	(502)
Deferred revenue	12,189	13,152
Total adjustments	3,039	12,502
Net cash provided by operating activities	1,003	8,981

Cash flows from investing activities:
Change in other assets and liabilities	891	124
Purchases of property and equipment	(808)	(1,285)
Increase in restricted cash	—	(14)
Net cash provided by (used in) investing activities	83	(1,175)

Cash flows from financing activities:
Proceeds from sale of common stock	147	180
Borrowings on lines of credit	13,041	5,235
Payments on lines of credit	(15,005)	(12,466)
Proceeds from issuance of long term debt	—	34
Payments on long term debt	(1,268)	(1,883)
Distributions to minority interest	(511)	—
Net cash used in financing activities	(3,596)	(8,900)

Net decrease in cash and cash equivalents	(2,510)	(1,094)

Cash and cash equivalents at beginning of period	7,849	8,695

Cash and cash equivalents at end of period	$5,339	$7,601

Supplemental schedule of noncash investing and financing activities:
Sale of assets in exchange for a note receivable	$664	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$108	$100

Conversion of Series A preferred stock into common stock	$9,149	$—

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and foodservice companies primarily in the United States and Canada through its Apio, Inc. (“Apio”) subsidiary.

The accompanying unaudited consolidated financial statements of Landec Corporation (“Landec” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at January 26, 2003, and for all periods presented, have been made.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

The results of operations for the three month period ended January 26, 2003 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s second fiscal quarter).

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

2.              Recent Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  On October 28, 2002, the Company adopted SFAS 143. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

3.              Net Income Per Diluted Share

The computation of diluted net loss per share for the three months ended January 26, 2003 excludes the impact of options to purchase 112,052 shares of common stock and the conversion of the Convertible Preferred Stock, which is convertible into 1.5 million shares of common stock at January 26, 2003, as such impact would be antidilutive for this period.

The computation of diluted net loss per share for the three months ended January 27, 2002 excludes the impact of options to purchase 209,227 shares of common stock and the conversion of the Convertible Preferred Stock, which was convertible into 3.2 million shares of common stock at January 27, 2002, as such impact would be antidilutive for this period.

4.              Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002.

Under SFAS 142 the Company is required to review goodwill and indefinite lived intangible assets at least annually.  In May 2002, the Company completed its initial impairment review upon adoption of SFAS 142, and in October 2002, the Company completed its annual review.  The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the acquired businesses.  The determinations of fair value were performed by an independent appraiser. The reviews concluded that the fair value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment charge was warranted as of either May 2002 or October  2002.

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	January 26, 2003	October 27, 2002
Finished goods	$13,557	$5,119
Raw material	3,820	3,830
Work in process	233	1,450
Gross inventory	17,610	10,399
Less reserves	(344)	(278)

Net inventory	$17,266	$10,121

6.              Debt

On October 31, 2002, Apio’s loan agreement with Bank of America was amended to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate to prime plus 1.75%, or 6.00%, on an annual basis.  The loan agreement was amended again in January 2003, and February 2003, resulting in an extension of the line of credit through May 1, 2003.  The Company is currently negotiating a new working capital line of credit with its bank.

7.              Sale of Assets

On December 17, 2002, the Company sold fruit processing equipment and the rights to the Company’s Great Whites™ trademark for $707,000, resulting in a net gain of $39,000.   The purchase price will be paid in equal annual installments over the next seven years.  In addition, the Company entered into a supply agreement with the purchaser to supply fruit to the Company’s export business for the next three years with an option for year four.

8.              Related Party

In May 2002, Apio advanced to a farm wholly-owned by the Chief Executive Officer of Apio (“Apio CEO”) $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from his personal farm.  The advance accrues interest at Apio’s interest rate per its Bank of America loan agreement. Of the $1.1 million, $400,000 was repaid on June 30, 2002.  On January 2, 2003, the remaining amount due plus accrued interest totaling $751,000 was offset against the earnout liability owed to the Apio CEO.

9.              Preferred Stock

On November 19, 2002, the Series A preferred stock was automatically converted into 1,666,670 shares of common stock pursuant to the Series A preferred stock agreement dated November 19, 1999.

10.       Dividends

Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001, of shares of Series B Convertible Preferred Stock.  Series B preferred stockholders were issued Series B preferred stock as accrued stock dividends of 3,093 shares on January 31, 2003.  Dividends for Series B preferred stock are cumulative and were declared by the Company’s Board of Directors and issued at a price of $35 per share as per the agreement.

11.       Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment.  The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based breathable membrane for the retail grocery, club store and food services industry.  The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec’s proprietary Intelimer polymers.  The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment.  Corporate and other amounts include non-core operating activities and corporate operating costs.  All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Quarter ended January 26, 2003
Net sales	$40,588	$64	$473	$41,125
International sales	$8,050	$—	$—	$8,050
Gross profit	$5,243	$8	$472	$5,723
Net income (loss)	$(160)	$(2,184)	$308	$(2,036)
Interest expense	$259	$63	$—	$322
Interest income	$54	$—	$10	$64
Depreciation and amortization	$720	$117	$42	$879

Quarter ended January 27, 2002
Net sales	$39,184	$614	$548	$40,346
International sales	$9,246	$—	$—	$9,246
Gross profit	$3,916	$223	$548	$4,687
Net income (loss)	$(2,443)	$(1,739)	$661	$(3,521)
Interest expense	$567	$64	$—	$631
Interest income	$33	$—	$—	$33
Depreciation and amortization	$559	$129	$53	$741

During the first three months of fiscal year 2003, sales to the Company’s top five customers accounted for approximately 42% of revenues, with the Company’s top customers from the Food Products Technology segment, Wal-Mart Stores Inc., accounting for approximately 19% and Costco Wholesale Corp., accounting for approximately 13% of revenues.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

12.       Subsequent Events

On February 20, 2003, the Board of Directors of the Company approved a change in the Company’s fiscal year end from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.  As a result, the Company’s fiscal year end for 2003 will be for the seven months ended May 25, 2003.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended October 27, 2002.  Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

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

Investments in Farming Activities

Investments in farming activities consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops.  Net income or loss is generally recognized on these investments based on the Company’s percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled.  These investments are periodically reviewed for impairment (at least quarterly).    Additionally, certain farming agreements contain provisions wherein the Company bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred.  If crop prices decline the Company may be unable to fully recoup its investment and the estimated losses would rise in the current period, potentially to the extent of the total investment.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Bad debt losses are partially mitigated due to low risks related to the fact that the Company’s customers are predominantly large financially sound national and regional retailers and because the Company carries foreign credit insurance to cover a portion of its foreign receivables exposure.

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

The Company

Landec Corporation and its subsidiaries (“Landec” or “the Company”) design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications.  This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which we have built our business.

Landec’s core polymer products are based on its patented proprietary Intelimer polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch.  For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state.  These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec’s target markets.

Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business.

Our Food Products Technology business is operated through a subsidiary, Apio, Inc., and combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor.  Value-added processing incorporates Landec’s proprietary packaging technology with produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce which can increase shelf life, reduce shrink (waste) and eliminates the need for ice during the distribution cycle.  This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively, “Apio”).

Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., (“Landec Ag”) and combines our proprietary Intellicoat® seed coating technology with our unique eDC™ – e-commerce, direct marketing and consultative selling – capabilities which we obtained when we acquired Fielder’s Choice Direct (“Fielder’s Choice”), a direct marketer of hybrid seed corn, in September 1997.

In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses products outside of our core businesses to industry leaders such as Alcon Laboratories, Inc. and UCB Chemicals, a subsidiary of UCB S.A. of Belgium.

Landec has been unprofitable during each fiscal year since its inception, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.  From inception through January 26, 2003, Landec’s accumulated deficit was $61.4 million.

Landec was incorporated in California on October 31, 1986.  We completed our initial public offering in 1996 and our common stock is listed on the Nasdaq National Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

We participate in two core business segments – Food Products Technology and Agricultural Seed Technology.  In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

We began marketing in early fiscal year 1996 our proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the food industry.  Our proprietary packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our “value-added” products.  In December 1999, we acquired Apio, our largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry.  Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging.  The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico.  Apio currently has approximately 12,600 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley.  The fresh-cut value-added processing products business, developed within the last 6 years, sells a variety of fresh-cut vegetables to the top retail grocery chains representing over 8,700 retail and club stores.  During the fiscal year ended October 27, 2002, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

•                  Full Service Supplier: Apio has structured its business as a full service marketer and seller of vegetables, fruits, and fresh-cut value-added produce.  It is focused on developing its Eat Smart® brand name for all of its value-added products.  As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•                  Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and charges for services that include cooling, shipping and marketing.  The year-round sourcing of produce is a key component to both the traditional produce business as well as the value-added processing business.

•                  Lower Cost Structure: Apio has strategically invested in the rapidly growing value-added business.  Apio’s 49,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Landec’s proprietary breathable membrane technology.  Our strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•                  Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx.  Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using our packaging technology.

•                  Expanded Product Line Using Technology: Apio, through the use of our proprietary breathable membrane technology, is in the early stages of changing selective categories of the whole produce business.  Its introduction of iceless packaging for broccoli crowns in November 2000 was the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing our packaging technology.  New iceless packaging is available for various broccoli products and green onions.

Agricultural Seed Technology Business

The Company formed our Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995.  Landec Ag’s strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

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

In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed.  As a result of the success realized in fiscal year 2001, we expanded our sales of inbred corn seed coating products in fiscal year 2002 to regional and national seed companies in the United States.  This application is targeted to approximately 640,000 acres in ten states and is now being used by over 30 seed companies in the United States.  In addition, based on the successful field trial results during 2001 for our Early Plant™ hybrid coated corn, we expanded our sales in 2002.  Our Relay™ Intercropping of wheat and soybean will allow farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.  Early Plant hybrid corn, perhaps Landec Ag’s largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures.  By allowing the farmer to plant earlier than normal, Early Plant hybrid corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period.   Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag’s Early Plant hybrid corn product if they were able to plant a portion of their acreage up to one month early.

In September 1997, Landec Ag acquired Fielder’s Choice, a direct marketer of hybrid seed corn to farmers.  Based in Monticello, Indiana, Fielder’s Choice offers a comprehensive line of corn hybrids to more than 14,000 farmers in over forty states through direct marketing programs.  The success of Fielder’s Choice comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system.  We believe that this direct channel of distribution provides up to a 35% cost advantage to its farmers.

In order to support its direct marketing programs, Fielder’s Choice has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called “eDC”, that enables state-of-the-art methods for communicating with a broad array of farmers.  This proprietary direct marketing information technology includes a current database of over 90,000 farmers.  In August 1999, we launched the seed industry’s first comprehensive e-commerce website.  This website furthers our ability to provide a high level of consultation to Fielder’s Choice customers, backed by a six day a week call center capability that enables us to use the internet as a natural extension of our direct marketing strategy.

Technology Licensing/Research and Development Businesses

We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses.  For example, our core patented technology Intelimer materials, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

Results of Operations

Total revenues were $41.1 million for the first quarter of fiscal year 2003 compared to $40.3 million for the first quarter of fiscal year 2002.  Revenues from product sales and services increased to $40.7 million in the first quarter of fiscal year 2003 from $39.8 million in the first quarter of fiscal year 2002.  The increase in product sales and service revenues was primarily due to revenue increases in Apio’s value-added specialty packaging business.  Value-added revenues increased to $25.4 million in the first quarter of fiscal year 2003 from $20.9 million in the same period of fiscal year 2002.  Revenues from license fees decreased to $272,000 for the first quarter of fiscal year 2003 from $427,000 for the first quarter of fiscal year 2002.  The decrease was due to two months of revenue from the $2.0 million licensing agreement with UCB Chemicals Corporation that was entered into in December 2001, being recognized in the first quarter of fiscal year 2002 compared to only one month in the first quarter of fiscal year 2003.  Revenues from research and development funding were $200,000 for the first quarter of fiscal year 2003 compared to $121,000 for the first quarter of fiscal year 2002.

Cost of product sales and services consists of material, labor and overhead.  Cost of product sales and services was $35.4 million for the first quarter of fiscal year 2003 compared to $35.7 million for the first quarter of fiscal year 2002.  Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 13% in the first quarter of fiscal year 2003 from 10% in the first quarter of fiscal year 2002. This increase in the gross profit percentage was due to a decrease in crop sourcing costs as a percent of revenue in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002.  During the first quarter of fiscal year 2002, the Company incurred $2.5 million of incremental produce sourcing cost because of an industry-wide shortage of essential value-added produce items.  These items had to be purchased at inflated prices on the open market in late December 2001 and most of January 2002 during the critical holiday season.  The decrease in produce sourcing costs was partially offset by an increase in losses from farming activities to $789,000 in the first quarter of fiscal year 2003 as compared to losses of $133,000 in the same period last year.   Overall, gross profits increased 22% to $5.7 million in the first quarter of fiscal year 2003 compared to $4.7 million in the first quarter of fiscal year 2002.

Research and development expenses increased to $1.1 million for the first quarter of fiscal year 2003 compared to $832,000 in the first quarter of fiscal year 2002, an increase of 29%.  The increase in research and development expenses in the first quarter of fiscal year 2003 as compared to the first quarter 2002 is due to the Company’s increased efforts in developing its banana packaging technology.  Landec’s research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec’s enabling side chain crystallizable polymer technology.  The Company expects that total research and development spending in fiscal year 2003 will increase in comparison to the prior year in absolute dollars but may decrease as a percent of revenue as more products transition from research and development stages to commercialization.

Selling, general and administrative expenses were $6.5 million for the first quarter of fiscal year 2003 compared to $6.8 million for the first quarter of fiscal year 2002, a decrease of 4%. Selling, general and administrative expenses decreased in the first quarter of fiscal year 2003 as compared to the first quarter of 2002 primarily as a result of decreased general and administrative expenses at Apio from efficiencies derived from the new ERP system installed in fiscal year 2002.  Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.  Sales and marketing expenses decreased to $2.1 million for the first quarter of fiscal year 2003 from $2.3 million for the first quarter of fiscal year 2002. Landec expects that total selling, general and administrative spending for existing and newly acquired products will decrease in absolute dollars in future periods.

Interest income increased to $64,000 for the first quarter of fiscal year 2003 compared to $33,000 for the first quarter of fiscal year 2002.  Interest expense decreased to $322,000 in the first quarter of fiscal year 2003 compared to $631,000 in the first quarter of fiscal year 2002.

Liquidity and Capital Resources

As of January 26, 2003, the Company had cash and cash equivalents of $5.3 million, or net decrease of $2.5 million from $7.8 million at October 27, 2002.  This decrease was primarily due to:  (a) the purchase of $808,000 of property and equipment; (b) the reduction of net borrowings under the Company’s lines of credit of $2.0 million, and (c) the reduction of long term debt of $1.3 million; partially offset by net cash provided by operating activities of $1.0 million.

During the first quarter of fiscal year 2003, Landec purchased equipment to support the development of Apio’s value added products, and to upgrade Apio’s ERP business system.  These expenditures represented the majority of the $808,000 of property and equipment purchased.

On October 31, 2002, Apio’s loan agreement with Bank of America was amended to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate to prime plus 1.75%, or 6.00%, on an annual basis.  The loan agreement was amended again in January 2003, and February 2003, resulting in the extension of the line of credit through May 1, 2003.  The Company is currently negotiating a new working capital line of credit with its bank.

At January 26, 2003, Landec’s total debt, including current maturities and capital lease obligations, was approximately $14.3 million and the total debt to equity ratio was approximately 26% as compared to 31% at October 27, 2002.  Of this debt, approximately $8.1 million is comprised of revolving lines of credit and approximately $6.2 million is comprised of term debt and capital lease obligations, $2.3 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec is obligated to pay the former owners of Apio $2.5 million, which will be paid in fiscal years 2004 and 2005 and is recorded as long-term debt, and an additional $1.6 million, which will be paid in monthly payments beginning in May 2003 through February 2004. The Company’s material contractual obligations for the next five years and thereafter as of January 26, 2003, are as follows (in thousands):

	Due in Fiscal Year
Obligation	Total	Remainder of 2003	2004	2005	2006	2007	Thereafter
Lines of Credit	$8,134	$8,134	$—	$—	$—	$—	$—
Long-term Debt	4,964	103	1,301	1,351	144	128	1,937
Capital Leases	1,213	328	564	308	13	—	—
Operating Leases	1,019	301	586	106	26	—	—
Land Leases	172	172	—	—	—	—	—
Earn-Out Liability	1,601	109	1,492	—	—	—	—
Licensing Obligation	1,750	250	200	200	200	200	700
Total	$18,853	$9,397	$4,143	$1,965	$383	$328	$2,637

Landec believes that its debt facilities, cash from operations, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months.

Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors.  If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities.  There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

Additional Factors That May Affect Future Results

Landec desires to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934.  Specifically, Landec wishes to alert readers that the following important factors, as well as other factors including, without limitation, those described elsewhere in this report, could in the future affect, and in the past have affected, Landec’s actual results and could cause Landec’s results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of Landec.  Landec assumes no obligation to update such forward-looking statements.

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception.  Our accumulated deficit as of January 26, 2003 totaled $61.4 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

At January 26, 2003, our total debt, including current maturities and capital lease obligations, was approximately $14.3 million and the total debt to equity ratio was approximately 26%.  Of this debt, approximately $8.1 million is comprised of revolving lines of credit and approximately $6.2 million is comprised of term debt and capital lease obligations.  The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants.  All $8.1 million outstanding under the revolving lines of credit is due on May 1, 2003.  Of our term debt and capital lease obligations, approximately $431,000 become due over the remainder of fiscal year 2003 and $1.9 million and $1.7 million become due in fiscal years 2004 and 2005, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

•                  a substantial portion of net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

•                  our ability to obtain additional debt financing in the future for working capital is reduced;

•                  our ability to fund capital expenditures or acquisitions may be limited;

•                  our ability to react to changes in the industry and economic conditions generally may be limited.

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $4.1 million for a performance based earn out and future supply of produce.  Of this amount, $1.6 million relates to the earn out from fiscal year 2000 that is due to be paid in periodic scheduled payments through February 2004 and $2.5 million relates to payments to be made in January 2004 and 2005.

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

Apio is subject to various financial and operating covenants under its term debt and line of credit facilities (the “Loan Agreement”), including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. The Loan Agreement limits the ability of Apio to make cash payments to Landec.  Landec Ag is subject to certain restrictive covenants in its loan agreements which limit the ability of Landec Ag to make payments on debt owed to Landec.  We have pledged substantially all of Apio’s and Landec Ag’s assets to secure their bank debt.  Although we are currently not in violation of any of the provisions of the Loan Agreement  we have violated provisions of the Loan Agreement in the past.  If we violate any obligations in the future we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the Loan Agreement.  If the indebtedness due under the Loan Agreement were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance.  We are in the early stage of product commercialization of certain breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development.  We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets.  In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products.  In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving.  Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

We Have Limited Manufacturing Experience and Concentration of Capacity in One Location for Apio and May Have to Depend on Third Parties to Manufacture Our Products

Any disruptions in our primary manufacturing operation would reduce our ability to sell our products and would have a material adverse effect on our financial results.   Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products.  If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be affected.  Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position.  We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

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

Our Operations Are Subject to Regulations that Directly Impact Our Business

Our food packaging products are subject to regulation under the FDC Act.  Under the FDC Act, any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe.  We believe that food packaging materials are generally not considered food additives by the FDA because these products are not expected to become components of food under their expected conditions of use.  We consider our breathable membrane product to be a food packaging material not subject to regulation or approval by the FDA.  We have not received any communication from the FDA concerning our breathable membrane product.  If the FDA were to determine that our breathable membrane products are food additives, we may be required to submit a food additive petition for approval by the FDA.  The food additive petition process is lengthy, expensive and uncertain.  A determination by the FDA that a food additive petition is necessary would have a material adverse effect on our business, operating results and financial condition.

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

The Company is subject to the Perishable Agricultural Commodities Act (“PACA”) law.  PACA regulates fair trade standards in the fresh produce industry and governs all the product sold by Apio.  Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse affect on our business.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the first quarter of fiscal year 2003, approximately 20% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the first quarter of fiscal year 2003, sales to our top five customers accounted for approximately 42 % of our revenues, with our top customers, Wal-Mart Stores Inc., accounting for approximately 19 % and Costco Wholesale Corp., accounting for approximately 13 % of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

We Are Continuing to Implement a New Information System at Apio, and Problems with the Design or Implementation of this New System Could Interfere with Our Operations

We are in the process of implementing a new management information and accounting system at Apio to replace the old system, which was largely based on legacy systems that were created prior to our acquisition of Apio in 1999.  As a part of this effort, we are implementing new enterprise resource planning software and other software applications to manage our business operations.  We may not be successful in implementing these new systems and transitioning data.  Although we believe that we have identified, to a large extent, the problems associated with the implementation and that the system is stable, problems could arise that we have not foreseen.  During 2003, we expect to complete the implementation of the new system.  If disruptions occur in the implementation and functionality in 2003, our operations could be interrupted. Such disruptions could adversely impact Apio’s ability to do the following in a timely manner: provide quotes, take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run Apio’s business.  In addition, the disruption caused by the implementation of such a system could prevent Apio from accumulating, recording, summarizing, processing and reporting the information to be disclosed by Landec in its periodic reports with the Securities and Exchange Commission in a timely manner.  As a result, our financial position, results of operations, cash flows and stock price could be adversely affected.

Since We Order Cartons for Our Products from Suppliers in Advance of Receipt of Customer Orders for Such Products, We Could Face a Material Inventory Risk

As part of our inventory planning, we enter into negotiated orders with vendors of cartons used for packing our products in advance of receiving customer orders for such products.  Accordingly, we face the risk of ordering too many cartons since orders are generally based on forecasts of customer orders rather than actual orders.  If we cannot change or be released from the orders, we may incur costs as a result of inadequately predicting cartons orders in advance of customer orders.  Because of this, we may currently have an oversupply of cartons and face the risk of not being able to sell such inventory and our anticipated reserves for losses may be inadequate if we have misjudged the demand for our products.  Our business and operating results could be adversely affected as a result of these increased costs.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Are Likely to Increase Our Costs

The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rules already made, Nasdaq has proposed revisions to its requirements for companies, such as Landec, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs.  We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee.  We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result of the Act.

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

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of illegal aliens or unlicensed personnel, and we may be subject to payment of workers’ compensation claims and other similar claims.   We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition.

We Are Dependent on Our Key Employees and if One or More of Them Were to Leave, We Could Experience Difficulties in Replacing Them and Our Operating Results Could Suffer

The success of our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel.  The loss of any of our key personnel would likely harm our business.  In addition, competition for senior level personnel with knowledge and experience in our different line of business is intense.  If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

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

•                  Liquidation Preference:  Upon liquidation of the Company, holders of Series B Convertible Preferred Stock are entitled to receive, in preference to the holders of common stock, an amount equal to the original issue price of their shares plus any declared or accrued but unpaid dividends.

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

The Reporting of Our Profitability Could Be Materially And Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value

Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity.  Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.  Under a newly issued accounting pronouncement, Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, beginning in fiscal year 2002, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment.  If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s reported market risks since the end of fiscal year 2002.

Item 4.         Controls and Procedures

(a)           Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), Landec's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were effective such that the material information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

(a)                                  Audit Committee Approval of Non-Audit Services

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent accountants.  Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company.  On February 20, 2003, the Audit Committee approved the engagement of Ernst & Young LLP for the following non-audit services: (1) tax matter consultations and compliance and (2) the preparation of federal and state income tax returns for fiscal year 2002.

(b)                                 Change in Fiscal Year

As a result of the change in the Company’s fiscal year from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May, the Company expects to hold its next annual meeting of shareholders in October 2003, rather than April 2004.

Proposals of shareholders of the Company that are intended to be presented by such shareholders at the October 2003 annual meeting of shareholders must be received by the Chief Financial Officer of the Company no later than May 25, 2003, in order that they may be considered for inclusion in the proxy statement and form of proxy relating to that meeting.  Also, if a shareholder does not notify the Chief Financial Officer of the Company on or before August 11, 2003 of a proposal for the October 2003 annual meeting of shareholders, management intends to use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the October 2003 annual meeting of shareholders.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Number	Exhibit Title

10.39(1)	Amendment No. 9 to Loan Agreement between Apio, Inc. and the Bank of America dated as of October 31, 2002.

10.40(1)	Amendment No. 2 to the Purchase Agreement between the Registrant and Apio, Inc. dated December 17, 2002.

10.41+	Amendment No. 10 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 15, 2003.

10.42+	Amendment No. 11 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 30, 2003.

10.43+	Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003.

99.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+                      Filed herewith.

(1) Incorporated by reference to identically numbered exhibits filed with the Registrant’s Form 10-K filed for the fiscal year ended October 27, 2002.

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on November 7, 2002 reporting the sale of all of the stock of Dock Resins Corporation to The Lubrizol Corporation on October 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

	By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 11, 2003

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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Gary T. Steele
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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President of Finance and Administration and Chief Financial Officer

Exhibit Number	Exhibit

10.41	Amendment No. 10 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 15, 2003.

10.42	Amendment No. 11 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 30, 2003.

10.43	Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003.

99.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.