Form 10-Q
period 2003-04-27
LANDEC CORP \CA\
filed 2003-06-10
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended April 27, 2003, or
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

Yes ☐    No ☒

        As of May 23, 2003, there were 21,107,517 shares of Common Stock and 160,881 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended April 27, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	April 27, 2003	October 27, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,562	$7,849
Restricted cash	2,382	1,032
Accounts receivable, less allowance for doubtful accounts of $171 and $1,022 at April 27, 2003 and October 27, 2002	16,224	19,040
Inventory	13,186	10,121
Investment in farming activities	411	1,591
Notes and advances receivable	2,217	3,645
Notes receivable, related party	—	751
Prepaid expenses and other current assets	1,179	2,456

Total Current Assets	39,161	46,485
Property and equipment, net	18,689	19,902
Goodwill	26,155	25,733
Other intangible assets, net	11,683	11,747
Notes receivable	1,183	1,132
Restricted cash, non-current	—	1,350
Other assets	302	1,454

	$97,173	$107,803

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$13,280	$11,512
Grower payables	2,852	6,460
Related party payables	849	450
Accrued compensation	1,101	1,518
Other accrued liabilities	3,955	7,771
Deferred revenue	641	3,215
Lines of credit	7,790	10,098
Current maturities of long term debt	2,515	2,193

Total Current Liabilities	32,983	43,217
Long term debt, less current maturities	3,818	5,252
Other liabilities	768	1,791
Minority interest	844	1,580

Total Liabilities	38,413	51,840
Shareholders' Equity:
Preferred stock	5,531	14,461
Common stock	110,110	100,802
Accumulated deficit	(56,881)	(59,300)

Total Shareholders' Equity	58,760	55,963

	$97,173	$107,803

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 27, 2003	April 28, 2002	April 27, 2003	April 28, 2002
Revenues:
Product sales	$51,767	$49,685	$85,969	$82,609
Services revenue	4,184	5,994	10,180	12,088
Services revenue, related party	645	609	1,099	1,389
License fees	77	621	349	1,048
Research, development, and royalty revenues	172	211	372	332

Total revenues	56,845	57,120	97,969	97,466
Cost of revenue:
Cost of product sales	40,321	37,020	70,766	66,770
Cost of product sales, related party	200	573	528	1,088
Cost of services revenue	3,586	5,727	8,215	11,121

Total cost of revenue	44,107	43,320	79,509	78,979
Gross profit	12,738	13,800	18,460	18,487
Operating costs and expenses:
Research and development	993	891	2,062	1,723
Selling, general and administrative	6,859	7,152	13,382	13,935

Total operating costs and expenses	7,852	8,043	15,444	15,658

Operating profit	4,886	5,757	3,016	2,829
Interest income	66	107	129	140
Interest expense	(216)	(320)	(538)	(951)
Other income (expense)	(63)	(119)	31	(114)

Net income	4,673	5,425	2,638	1,904
Dividends on Series B preferred stock	(110)	(102)	(219)	(202)

Net income applicable to common shareholders	$4,563	$5,323	$2,419	$1,702

Basic net income per share	$0.22	$0.30	$0.12	$0.10

Diluted net income per share	$0.18	$0.24	$0.10	$0.08

Shares used in per share computation:
Basic	21,106	17,463	20,868	17,028

Diluted	22,856	20,808	22,572	20,358

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2003	April 28, 2002
Cash flows from operating activities:
Net income	$2,638	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,779	1,608
(Gain) loss on disposal of property and equipment	(17)	23
Increase in minority interest liability	188	178
Changes in current assets and liabilities:
Accounts receivable	2,816	(2,589)
Inventory	(3,065)	4,255
Investment in farming activities	1,180	1,277
Decrease in notes and advances receivable	2,831	1,935
Prepaid expenses and other current assets	1,277	(36)
Assets held for sale	—	147
Accounts payable	1,768	(2,707)
Grower payables	(3,608)	(620)
Related party payables	399	(62)
Accrued compensation	(417)	(286)
Other accrued liabilities	(3,816)	441
Deferred revenue	(2,574)	(110)

Total adjustments	(1,259)	3,454

Net cash provided by operating activities	1,379	5,358
Cash flows from investing activities:
Change in other assets and liabilities	59	(644)
Purchases of property and equipment	(1,118)	(1,585)
Increase in restricted cash	—	(14)
Acquisition costs related to earn-out provision	(422)	(424)

Net cash used in investing activities	(1,481)	(2,667)
Cash flows from financing activities:
Proceeds from sale of common stock	159	7,459
Borrowings on lines of credit	18,797	13,289
Payments on lines of credit	(21,105)	(20,667)
Proceeds from issuance of long term debt	535	—
Payments on long term debt	(1,647)	(2,868)
Distributions to minority interest	(924)	—

Net cash used in financing activities	(4,185)	(2,787)

Net decrease in cash and cash equivalents	(4,287)	(96)
Cash and cash equivalents at beginning of period	7,849	8,695

Cash and cash equivalents at end of period	$3,562	$8,599

Supplemental schedule of noncash investing and financing activities:
Sale of assets in exchange for a note receivable	$703	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$219	$202

Conversion of Series A preferred stock into common stock	$9,149	$—

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. ("Landec Ag") subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and foodservice companies primarily in the United States and Asia through its Apio, Inc. ("Apio") subsidiary.

        The accompanying unaudited consolidated financial statements of Landec Corporation ("Landec" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at April 27, 2003, and for all periods presented, have been made. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

        The results of operations for the three month and six month periods ended April 27, 2003 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec's second fiscal quarter). Effective May 25, 2003, Landec's fiscal year end will change to the last Sunday in May from the last Sunday in October.

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

2.     Recent Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. On October 28, 2002, the Company adopted SFAS No. 143. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for disposal of long-lived assets. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. On October 28, 2002, the Company adopted SFAS No. 144. The adoption did not have a material effect on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to any exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The recognition provisions of FIN 45 will be applied prospectively to any guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 in its Consolidated Condensed Financial Statements for the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations or financial position.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material effect on its results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company has adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements in the second quarter of fiscal 2003 as disclosed in Note 3.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial position.

3.     Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," (SFAS 148), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans.

        Pro forma information regarding net income and net income per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.78% to 2.93% for the three months ended April 27, 2003, 4.3% to 4.74% for the three months ended April 28, 2002, 2.78% to 3.05% for the six months ended April 27, 2003, and 3.97% to 4.74% for the six months ended April 28, 2002; a dividend yield of 0.0% for the three and six months ended April 27, 2003 and April 28, 2002; a volatility factor of the expected market price of the Company's common stock of 0.81 and 0.88 as of April 27, 2003 and April 28, 2002, respectively; and a weighted average expected life of the options of 5.57 years and 6.13 years for the three and six months ended April 27, 2003 and April 28, 2002, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company's pro forma information follows:

	Three months ended,		Six months ended,
	April 27, 2003	April 28, 2002	April 27, 2003	April 28, 2002
Net income—as reported	$4,673	$5,425	$2,638	$1,904
Deduct:
Stock-based employee expense determined under SFAS 123	(296)	(539)	(486)	(1,074)

Pro forma net income	$4,377	$4,886	$2,151	$830

Basic net income per share—as reported	$0.22	$0.30	$0.12	$0.10

Diluted net income per share—as reported	$0.18	$0.24	$0.10	$0.08

Basic pro forma net income per share	$0.20	$0.27	$0.09	$0.04

Diluted pro forma net income per share	$0.17	$0.21	$0.08	$0.02

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

4.     Net Income Per Diluted Share

        The following table sets forth the computation of diluted net income (in thousands, except per share amounts):

	Three Months Ended April 27, 2003	Three Months Ended April 28, 2002	Six Months Ended April 27, 2003	Six Months Ended April 28, 2002
Numerator:
Net income	$4,673	$5,425	$2,638	$1,904
Less: Minority interest in income of subsidiary	(554)	(474)	(346)	(326)

Net income for diluted net income per share	$4,119	$4,951	$2,292	$1,578
Denominator:
Weighted average shares for basic net income per share	21,106	17,463	20,868	17,028
Effect of dilutive securities:
Stock Options	173	221	142	221
Convertible preferred stock	1,577	3,124	1,562	3,109

Total dilutive common shares	1,750	3,345	1,704	3,330
Weighted average shares for diluted net income per share	22,856	20,808	22,572	20,358
Diluted net income per share	$0.18	$0.24	$0.10	$0.08

5.     Goodwill and Other Intangibles

        The Company is required to review goodwill and indefinite lived intangible assets at least annually. In May 2002, the Company completed its initial impairment review upon adoption of SFAS 142, and in October 2002, the Company completed its annual review. The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. The determinations of fair value were performed by management using the services of an independent appraiser. The reviews concluded that the fair value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment charge was warranted as of either May 2002 or October 2002. No indicators of impairment have arisen through April 27, 2003.

6.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	April 27, 2003	October 27, 2002
Finished goods	$9,662	$5,119
Raw material	3,660	3,830
Work in process	285	1,450

Gross inventory	13,607	10,399
Less reserves	(421)	(278)

Net inventory	$13,186	$10,121

7.     Debt

        On October 31, 2002, Apio's loan agreement with Bank of America (the "Loan Agreement") was amended to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate to prime plus 1.75%, or 6.00%, on an annual basis. The loan agreement was amended again in January 2003, February 2003 and May 2003 resulting in an extension of the line of credit through August 1, 2003. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under the Loan Agreement. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003. The Company is currently negotiating a new working capital line of credit with its bank.

8.     Sale of Assets

        On December 17, 2002, the Company sold fruit processing equipment and the rights to the Company's Great Whites® trademark for $703,000, resulting in a net gain of $39,000. The purchase price will be paid in equal annual installments over the next seven years. In addition, the Company entered into a supply agreement with the purchaser to supply fruit to the Company's export business for the next three years with an option for year four.

9.     Related Party

        In May 2002, Apio advanced to a farm wholly-owned by the Chief Executive Officer of Apio ("Apio CEO") $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from his personal farm. The advance accrues interest at Apio's interest rate per its Bank of America loan agreement. Of the $1.1 million, $400,000 was repaid on June 30, 2002. On January 2, 2003, the remaining amount due plus accrued interest totaling $751,000 was offset against the earnout liability incurred in conjunction with the purchase of Apio in 1999 owed to the Apio CEO.

        Apio provides packing, cooling and distributing services for farms that the Chief Executive Officer of Apio (the "Apio CEO") has a financial interest in and purchases produce from those farms. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are shown separately in the accompanying financial statements as of April 27, 2003 and October 27, 2002 and for the three and six months ended April 27, 2003 and April 28, 2002.

        Apio leases for $1.4 million on an annual basis agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio either in the form of commodity products or value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for both the vegetable commodity "fee-for-service" business and the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

        All related party transactions are monitored monthly by the Company and reviewed quarterly by the Audit Committee of the Board of Directors.

10.   Preferred Stock

        On November 19, 2002, the Series A preferred stock was automatically converted into 1,666,670 shares of common stock pursuant to the Series A preferred stock agreement dated November 19, 1999.

11.   Dividends

        Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001, of shares of Series B Convertible Preferred Stock. Series B preferred stockholders were issued Series B preferred stock as accrued stock dividends of 3,093 shares on January 31, 2003 and 3,155 shares on April 30, 2003. Dividends for Series B preferred stock are cumulative and were declared by the Company's Board of Directors and issued at a price of $35 per share as per the agreement.

12.   Change in Fiscal Year End

        On February 20, 2003, the Board of Directors of the Company approved a change in the Company's fiscal year end from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May. As a result, the Company's fiscal year end for 2003 will be for the seven months ended May 25, 2003

13.   Business Segment Reporting

        Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based breathable membrane for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer polymers. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

Quarter ended April 27, 2003	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$36,242	$20,354	$249	$56,845
International sales	$8,631	$—	$—	$8,631
Gross profit	$4,144	$8,345	$249	$12,738
Net income (loss)	$(1,112)	$5,805	$(20)	$4,673
Interest expense	$208	$8	$—	$216
Interest income	$61	$2	$3	$66
Depreciation and amortization	$700	$121	$78	$899
Quarter ended April 28, 2002
Net sales	$37,928	$18,360	$832	$57,120
International sales	$8,632	$—	$—	$8,632
Gross profit	$5,528	$7,440	$832	$13,800
Net income (loss)	$(330)	$4,979	$776	$5,425
Interest expense	$310	$10	$—	$320
Interest income	$84	$23	$—	$107
Depreciation and amortization	$689	$133	$45	$867
Six months ended April 27, 2003
Net sales	$76,830	$20,418	$721	$97,969
International sales	$16,681	$—	$—	$16,681
Gross profit	$9,386	$8,353	$721	$18,460
Net income (loss)	$(1,271)	$3,621	$288	$2,638
Interest expense	$467	$71	$—	$538
Interest income	$114	$2	$13	$129
Depreciation and amortization	$1,420	$238	$121	$1,779
Six months ended April 28, 2002
Net sales	$77,112	$18,974	$1,380	$97,466
International sales	$17,879	$—	$—	$17,879
Gross profit	$9,444	$7,663	$1,380	$18,487
Net income (loss)	$(2,773)	$3,240	$1,437	$1,904
Interest expense	$877	$74	$—	$951
Interest income	$117	$23	$—	$140
Depreciation and amortization	$1,248	$262	$98	$1,608

        During the first six months of fiscal year 2003, sales to the Company's top five customers accounted for approximately 34% of revenues, with the Company's top customers from the Food Products Technology segment, Wal-Mart Stores Inc., accounting for approximately 14% and Costco Wholesale Corp., accounting for approximately 11% of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Landec's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

        Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under "Additional Factors That May Affect Future Results," and those mentioned in Landec's Annual Report on Form 10-K for the fiscal year ended October 27, 2002. Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

        There have been no material changes to the Company's critical accounting policies which are included/described in the Form 10-K for the year ended October 27, 2002 filed with the Securities and Exchange Commission on January 24, 2003.

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

        Landec's core polymer products are based on its patented proprietary Intelimer polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec's target markets.

        Landec has two core businesses—Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business.

        Our Food Products Technology business is operated through a subsidiary, Apio, Inc., and combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. Value-added processing incorporates Landec's proprietary packaging technology with produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce which can increase shelf life, reduce shrink (waste) and eliminates the need for ice during the distribution cycle. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively, "Apio").

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

        Landec has been unprofitable during each fiscal year since its inception, and may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year. From inception through April 27, 2003, Landec's accumulated deficit was $56.9 million.

        Landec was incorporated in California on October 31, 1986. We completed our initial public offering in 1996 and our common stock is listed on the Nasdaq National Market under the symbol "LNDC." Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

        Landec participates in two core business segments- Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

        The Company began marketing in early fiscal year 1996 our proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Our proprietary packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our "value-added" products. In December 1999, we acquired Apio, our largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the

Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

        Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses—first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. Apio currently has approximately 12,600 acres under contract, consisting of approximately 17 percent of the farmable land in the Santa Maria Valley. The fresh-cut value-added processing products business, developed within the last 7 years, sells a variety of fresh-cut vegetables to the top retail grocery chains representing over 9,800 retail and club stores. During the fiscal year ended October 27, 2002, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

  •
  Lower Cost Structure: Apio has strategically invested in the rapidly growing value-added business. Apio's 49,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio's value-added products utilize Landec's proprietary breathable membrane technology. Our strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

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

        In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed. As a result of the success realized in fiscal year 2002, we expanded our sales of inbred corn seed coating products in fiscal year 2003 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by over 30 seed companies in the United States. In addition, based on the successful field trial results during 2002 for our Early Plant™ hybrid coated corn, we expanded our sales in 2003. Our Relay™ Intercropping of wheat and soybean will allow farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer. Early Plant hybrid corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid corn will enable large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid corn product if they were able to plant a portion of their acreage up to one month early.

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

Results of Operations

        Total revenues were $56.8 million for the second quarter of fiscal year 2003, compared to $57.1 million for the second quarter of fiscal year 2002. Revenues from product sales and services increased to $56.6 million in the second quarter of fiscal year 2003 from $56.3 million in the second quarter of fiscal year 2002. The increase in product sales and services revenues was due to an increase in Landec Ag revenues to $20.4 million during the second quarter of fiscal year 2003 compared to $18.4 million during the second quarter last year due to a change in product mix to higher priced corn hybrids and sales of Intellicoat coated seeds. The increase in Landec Ag revenues was partially offset by a decrease in Apio's revenues from its "fee-for-service" whole produce business which decreased to $4.8 million in the second quarter of 2003 from $6.6 million in the second quarter of 2002. Revenues from Apio's "fee-for-service" whole produce business decreased as a result of the Company's decision to focus on technology-based products in its specialty packaged value added business. Revenues from Apio's value-added specialty packaged vegetable business increased to $21.6 million during the second quarter of fiscal year 2003 from $18.9 million during the second quarter of 2002 due to an increased line of product offerings and an expanded customer base. Revenues from Apio's export business decreased to $9.0 million during the second quarter of fiscal year 2003 from $11.0 million during the second quarter of fiscal year 2002 due to lower volume sales of fruit and broccoli to Asia. Revenues from license fees decreased to $77,000 for the second quarter of fiscal year 2003 from $621,000 for the second quarter of fiscal year 2002 due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation ("UCB") entered into in December 2001 which was recognized to revenue ratably over a 12-month period through December 2002. Revenues from research and development funding were $172,000 for the second quarter of fiscal year 2003 compared to $211,000 for the second quarter of fiscal year 2002. For the first six months of fiscal year 2003, total revenues were $98.0 million compared to $97.5 million during the same period in 2002. Revenues from product sales and services for the first six months of fiscal year 2003 increased to $97.2 million from $96.1 million during the same period of fiscal year 2002 due primarily to increased revenues in Apio's value added fresh-cut and whole vegetable produce business which increased to $46.4 million in the first six months of fiscal year 2003 from $39.2 million in the same period of fiscal year 2002. In addition to the increase in Apio's value added business, Landec Ag revenues increased to $20.4 million in the first six months of fiscal year 2003 from $19.0 million in the same period of fiscal year 2002. Revenues from Apio's export business decreased to $17.7 million in the first six months of fiscal year 2003 from $22.4 million in the same period of fiscal year 2002. Revenues from license fees decreased to $349,000 for the first six months of fiscal year 2003 from $1.0 million for the same period of fiscal year 2002 due primarily to a decrease in revenues from the UCB licensing agreement entered into in December 2001. Revenues from research and development funding for the first six months of fiscal year 2003 increased to $372,000 from $332,000 during the same period of fiscal year 2002.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $44.1 million for the second quarter of fiscal year 2003 compared to $43.3 million for the second quarter of fiscal year 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services decreased to 22% in the second quarter of fiscal year 2003 from 23% in the second quarter of fiscal year 2002. Cost of product sales and services for the first six months of fiscal year 2003 was $79.5 million compared to $79.0 million during the same period in fiscal year 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services was flat at 18% for the first six months of fiscal years 2003 and 2002. The decrease in gross margins during the second quarter of fiscal year 2003 compared to the second quarter of 2002 was due to the results from Apio's "fee-for-service" commodity produce farming activities. During the second quarter of fiscal year 2003, Apio realized a loss from farming activities associated with its commodity business of $458,000 compared to income from farming activities of $1.4 million during the second quarter of fiscal year 2002. Overall gross profit decreased to $12.7 million for the three month period ended April 27, 2003 from $13.8 million for the same period of fiscal year 2002. For the first six months ended April 27, 2003 and April 28, 2002 gross profits were $18.5 million.

        Research and development expenses increased to $1.0 million for the second quarter of fiscal year 2003 compared to $891,000 in the second quarter of fiscal year 2002, an increase of 11%. Research and development expenses increased to $2.1 million for the first six months of fiscal year 2003 from $1.7 million in the same period of fiscal year 2002, an increase of 20%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology. The increases in research and development expenses during the three and six month periods ended April 27, 2003 compared to the same periods of fiscal year 2002 were primarily due to efforts being spent to develop the Company's banana and seed technologies.

        Selling, general and administrative expenses were $6.9 million for the second quarter of fiscal year 2003 compared to $7.2 million for the second quarter of fiscal year 2002, a decrease of 4%. For the first six months of fiscal year 2003, selling, general and administrative expenses were $13.4 million compared to $13.9 million during the same period in fiscal year 2002, a decrease of 4%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. The decrease in selling, general and administrative expenses in the second quarter and first six months of fiscal year 2003 as compared to the same periods of fiscal year 2002 is primarily due to a decrease in selling, general and administrative expenses at Apio resulting from its cost reduction efforts. Sales and marketing expenses decreased to $2.8 million for the second quarter of fiscal year 2003 from $3.0 million for the second quarter of fiscal year 2002. For the first six months of fiscal year 2003 sales and marketing expenses decreased to $4.8 million from $5.3 million during the same period of fiscal year 2002.

        Interest income for the three and six month periods ended April 27, 2003 was $66,000 and $129,000, respectively, compared to $107,000 and $140,000 for the same periods of fiscal year 2002. Interest expense for the three and six months periods ended April 27, 2003 was $216,000 and $538,000, respectively, compared to $320,000 and $1.0 million for the same periods of fiscal year 2002. The decreases in interest expense are due to using cash generated from operations, the sale of non-strategic assets and from past equity financings to pay down debt and thus lower interest expenses.

Liquidity and Capital Resources

        As of April 27, 2003, the Company had cash and cash equivalents of $3.6 million, a net decrease of $4.2 million from $7.8 million at October 27, 2002. This decrease was primarily due to: (a) the purchase of $1.1 million of property, plant and equipment; (b) the reduction of net borrowings under the Company's lines of credit of $2.3 million; (c) the net reduction of long term debt of $1.1 million; and (d) acquisition costs related to earn-out provisions and payments thereon of $422,000; partially offset by net cash provided from operations of $1.4 million.

        During the first six month of fiscal year 2003, Landec purchased vegetable processing equipment to support the development of Apio's value added products, and incurred capital expenditures to enhance Apio's new ERP business system. These expenditures represented the majority of the $1.1 million of property and equipment purchased.

        On October 31, 2002, Apio's loan agreement with Bank of America (the "Loan Agreement") was amended to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate to prime plus 1.75%, or 6.00%, on an annual basis. The Loan Agreement was amended again in January 2003, February 2003 and May 2003, resulting in the extension of the line of credit through August 1, 2003. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under the Loan Agreement. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003. The Company is currently negotiating a new working capital line of credit.

        At April 27, 2003, Landec's total debt, including current maturities and capital lease obligations, was $14.1 million and the total debt to equity ratio was 24% as compared to 31% at October 27, 2002. Of this debt, approximately $7.8 million is comprised of revolving lines of credit and approximately $6.3 million is comprised of term debt and capital lease obligations, $2.3 million of which is mortgage debt on Apio's manufacturing facilities. The amount of debt outstanding on Landec's revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. In addition, in connection with Landec's acquisition of Apio, Landec is obligated to pay the former owners of Apio $2.5 million, which will be paid in fiscal years 2004 and 2005 and is recorded as long-term debt, and an additional $1.6 million, which will be paid in monthly payments through February 2004.

        The Company's material contractual obligations for the next five years and thereafter as of April 27, 2003, are as follows (in thousands):

	Due in Fiscal Year Ended May(1)
Obligation	Total	Remainder of 2003	2004	2005	2006	2007	Thereafter
Lines of Credit	$7,790	$—	$7,790	$—	$—	$—	$—
Long-term Debt	5,285	169	1,494	1,570	132	128	1,792
Capital Leases	1,048	121	874	32	21	—	—
Operating Leases	658	65	523	47	23	—	—
Land Leases	161	52	70	39	—	—	—
Earn-Out Liability	1,601	109	1,492	—	—	—	—
Licensing Obligation	1,675	175	200	200	200	200	700

Total	$18,218	$691	$12,443	$1,888	$376	$328	$2,492

(1)
Based on Landec's new fiscal year ended May 25, 2003.

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

We Have a History of Losses Which May Continue

        We have incurred net losses in each fiscal year since our inception. Our accumulated deficit as of April 27, 2003 totaled $56.9 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At April 27, 2003, our total debt, including current maturities and capital lease obligations, was approximately $14.1 million and the total debt to equity ratio was approximately 24%. Of this debt, approximately $7.8 million is comprised of revolving lines of credit and approximately $6.3 million is comprised of term debt and capital lease obligations. The amount of debt outstanding on our revolving lines of credit fluctuates over time, and the agreements contain financial and other limiting covenants. $7.1 million outstanding under the revolving lines of credit is due on August 1, 2003. Of our non-revolving contractual obligations, approximately $691,000 become due over the remainder of fiscal year 2003 and $4.7 million and $1.9 million become due in fiscal years 2004 and 2005, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

        Apio is subject to various financial and operating covenants under its term debt and line of credit facilities (the "Loan Agreement"), including minimum fixed charge coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. The Loan Agreement limits the ability of Apio to make cash payments to Landec. We have pledged substantially all of Apio's and Landec Ag's assets to secure their bank debt. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under the Loan Agreement. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003. If we violate any obligations in the future we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the Loan Agreement. If the indebtedness due under the Loan Agreement were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

        We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We are in the early stage of product commercialization of certain Intelimer-based breathable membrane, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

        We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. We may not be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for our breathable membrane products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are grown under contract by a single seed producer. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For the first six months of fiscal year 2003, approximately 17% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During the first six months of fiscal year 2003, sales to our top five customers accounted for approximately 34% of our revenues, with our top customers, Wal-Mart Stores Inc., accounting for approximately 14% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Are Likely to Increase Our Costs

        The Sarbanes-Oxley Act of 2002 (the "Act") that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules already enacted by the SEC, Nasdaq has proposed revisions to its requirements for companies, such as Landec, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs. We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result of the Act.

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

        Our executive officers and directors and their affiliates own or control approximately 32% of our common stock (assuming conversion of outstanding preferred stock and including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

Terrorist Attacks and Risk of Contamination May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change in the Company's reported market risks since the end of fiscal year 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on March 27, 2003 the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Withheld
1.	Four Class I directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:
	Frederick Frank	17,898,306	468,290
	Stephen E. Halprin	17,898,806	467,790
	Richard S. Schneider, Ph.D.	16,834,906	1,531,690
	Kenneth E. Jones	16,647,907	1,718,689

	The three Class II directors were not up for election at the Annual Meeting. These three Class II directors, Gary T. Steele, Kirby L. Cramer and Richard Dulude will serve as Class II directors until the next Annual Meeting, when their successors will be elected and qualified.

		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2003 fiscal year.	18,184,418	62,406	119,772	—

Item 5. Other Information

  (a)
  Audit Committee Approval of Non-Audit Services

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent accountants. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. On February 20, 2003, the Audit Committee approved the engagement of Ernst & Young LLP for the following non-audit services: (1) tax matter consultations and compliance and (2) the preparation of federal and state income tax returns for fiscal year 2002.

  (b)
  Change in Fiscal Year

        As a result of the change in the Company's fiscal year from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May, the Company expects to hold its next annual meeting of shareholders in October 2003, rather than April 2004. If a shareholder does not notify the Chief Financial Officer of the Company on or before August 11, 2003 of a proposal for the October 2003 annual meeting of shareholders, management intends to use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the October 2003 annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit Number	Exhibit Title:
3.1+	Amended and Restated Bylaws of Registrant
10.43(1)	Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003.
10.44+	Amendment No. 13 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2003.
10.45+*	Employment Agreement between the Registrant and Gary T. Steele dated as of April 5, 2003.
10.46+	Fourth Amendment to Credit Agreement dated as of May 15, 2003.
99.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to identically numbered exhibit filed with Registrants Form 10-Q for the quarter ended January 26, 2003.

*
Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

+
Filed herewith.

(b)
Reports on Form 8-K

          A report on Form 8-K was filed on February 27, 2003 reporting the change in the Registrant's fiscal year end.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
By:	/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 10, 2003

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

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

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

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003

/s/ GREGORY S. SKINNER Gregory S. Skinner Vice President of Finance and Administration and Chief Financial Officer

Exhibit Number	Exhibit	Sequentially Numbered Page
3.1+	Amended and Restated Bylaws of Registrant
10.43(1)	Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003.
10.44+	Amendment No. 13 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2003.
10.45+*	Employment Agreement between the Registrant and Gary T. Steele dated as of April 5, 2003.
10.46+	Fourth Amendment to Credit Agreement dated as of May 15, 2003.
99.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
LANDEC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
LANDEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS