Form 10-KT
period 2003-05-25
LANDEC CORP \CA\
filed 2003-08-22
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from October 28, 2002 to May 25, 2003.

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

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $50,382,000 as of April 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of August 1, 2003, there were 21,205,015 shares of Common Stock and 164,099 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement relating to its October 2003 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "projected," "expects," "believes," "intends" and "assumes" and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 "Management's Discussion & Analysis of Financial Conditions and Results of Operations—Additional Factors That May Affect Future Results" and the risk factors contained in Item 1 below.

General

        Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which the Company has built its business. In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

        The principal products and services offered by the Company in its two core businesses—Food Products Technology and Agricultural Seed Technology—and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2000 through 2002 and for the seven months ended May 25, 2003 is summarized in Note 13 to the Consolidated Financial Statements.

        Landec's Food Products Technology business, operated through its subsidiary Apio, Inc., combines Landec's proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively "Apio").

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

        To remain focused on its core businesses, in October 2002 the Company sold Dock Resins Corporation ("Dock Resins"), its specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. As a result of the sale of Dock Resins, the financial results of Dock Resins have been reclassified to discontinued operations for all applicable years. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

        In June 2003, the Company sold assets associated with its former domestic commodity vegetable business in order to focus on Apio's growing value-added specialty packaging and export businesses.

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

Technology Overview

        Polymers are important and versatile materials found in many of the products of modern life. Certain polymers, such as cellulose and natural rubber, occur in nature. Man-made polymers include nylon fibers used in carpeting and clothing, coatings used in paints and finishes, plastics such as polyethylene, and elastomers used in automobile tires and latex gloves. Historically, synthetic polymers have been designed and developed primarily for improved mechanical and thermal properties, such as strength and the ability to withstand high temperatures. Improvements in these and other properties and the ease of manufacturing of synthetic polymers have allowed these materials to replace wood, metal and natural fibers in many applications over the last 50 years. More recently, scientists have focused their efforts on identifying and developing sophisticated polymers with novel properties for a variety of commercial applications.

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

Description of Core Business

        The Company participates in two core business segments—Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct ongoing research and development and supply materials through its Technology Licensing/Research and Development Business.

Food Products Technology Business

        The Company began marketing in early fiscal year 1996 its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec's proprietary Intelimer packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle. This is referred to as "value-added" products. In December 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to specialty packaged produce products, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

  The Technology and Market Opportunity: Proprietary Intelimer Packaging Technology

        Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and are therefore limited in their ability to be distributed broadly to markets. The Company's proprietary Intelimer packaging technology extends the shelf life and quality of fresh-cut and whole produce.

        Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. According to the International Fresh-Cut Produce Association ("IFPA"), in 2002, the total U.S. fresh produce market was estimated to be between $100 to $120 billion. Of this, U.S. retail sales of fresh-cut produce were estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the IFPA, the fresh-cut produce market is one of the highest growth areas in retail grocery stores. And according to the Produce Marketing Association the fresh-cut produce category is growing at double digit rates while total produce is only growing at 2% to 3% per year.

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

        The respiration rate of produce varies from vegetable-to-vegetable and from fruit-to-fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive vegetable and fruit markets. The Company believes that today's conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruits evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruits such as broccoli, cauliflower, green onions, asparagus, papayas, bananas and berries will require a more versatile and sophisticated packaging solution for which the Company's Intelimer packaging technology was developed.

        The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce—a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intelimer packaging technology is well suited to the challenges of the produce distribution process.

        Using its Intelimer polymer technology, Landec has developed packaging technology that it believes addresses many of the shortcomings of conventional packaging materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable "window" acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

  •
  High Permeability. Landec's Intelimer packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce.

  •
  Ability to Adjust Oxygen and Carbon Dioxide Permeability. Conventional packaging films diffuse gas transfer in and out of packages at an equal rate or fixed ratio of 1.0. Intelimer-based packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce.

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

        Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce. This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities. The Company believes that in the future its Intelimer packaging technology will be useful for packaging a diverse variety of fresh-cut and whole produce products. Potential opportunities for using Landec's technology outside of the produce market exist in cut flowers and in other food products.

        Landec is working with leaders in the foodservice, club store and retail grocery markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

        Landec manufactures its Intelimer packaging both internally and through selected qualified contract manufacturers and markets and sells Intelimer packaging directly to food distributors.

  The Business: Apio, Inc.

        Apio had revenues of approximately $90 million for the seven months ended May 25, 2003, $161 million in the fiscal year ended October 27, 2002, $174 million in the fiscal year ended October 28, 2001 and $179 million in the eleven-month period ended October 29, 2000.

        Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses—first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary Intelimer packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Apio Fresh, LLC ("Apio Fresh"). Apio Fresh is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio's President and Chief Executive Officer. Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Apio Fresh will pay Apio an on-going royalty fee per carton sold for the use of Apio's brandnames and Apio Fresh and its owner growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh cut value-added business. The fresh-cut value-added processing products business, developed within the last seven years, markets a variety of fresh-cut and whole vegetables to the top retail grocery chains representing over 9,800 retail and club stores. During the fiscal year ended October 27, 2002, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

        There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

  •
  Full Service Supplier: Apio has structured its business as a full service marketer and seller of vegetables, fruits, and fresh-cut and whole value-added produce. It is focused on developing its Eat Smart® brand name for all of its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

  •
  Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and charges for services that include cooling,

    shipping and marketing. The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut and whole value-added processing business.

  •
  Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio's 49,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio's value-added products utilize Landec's proprietary Intelimer packaging technology. Our strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

  •
  Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using proprietary Intelimer packaging technology.

  •
  Expanded Product Line Using Technology: Apio, through the use of Landec's Intelimer packaging technology, is in the early stages of introducing its technology in the whole produce business. Its introduction of iceless packaging for broccoli crowns in November 2000 was the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intelimer packaging technology. New iceless packaging is available for various broccoli products and green onions.

        For the past seven years, the Company has marketed its Eat Smart fresh-cut vegetables, party trays and iceless products using its Intelimer packaging technology and has now expanded its technology to include packaging for bananas. The Company has been conducting laboratory, shipping, ripening room and retail grocery store trials on its own and with select banana companies. In addition, the Company is in the process of qualifying banana sourcing in the several primary banana growing countries in Central and South America. Bananas are a $4 to $4.5 billion annual worldwide market for distributors, which in turn, is a $9 to $10 billion annual worldwide market for retailers. Bananas are the nation's leading produce item, contributing approximately nine to ten percent of produce department sales in the United States.

        Trials have shown that Intelimer packaging technology can significantly extend the shelf life of bananas at the prime color stage for consumers and retailers. By extending the shelf life of the number one item in the produce department, retailers can reduce shrink (waste) and increase sales by displaying bananas at the optimum ripeness.

        The Company has commercially launched the banana packaging technology for use in the food service industry. The Company intends to expand its sales of bananas to the food service industry during fiscal year 2004 while optimizing its Intelimer packaging technology for retail banana customers.

        In addition to the introduction of specialty packaging for bananas, the Company has rapidly extended its commercialization of Intelimer packaging technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns and export cut broccoli crowns.

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

        During the third quarter of fiscal year 2002, the Company started commercially shipping a re-sealable package utilizing the Intelimer packaging technology on its larger-sized fresh-cut vegetable packages. The Company expects the re-sealable package to facilitate the introduction of new retail products.

        Product enhancements in the fresh-cut vegetable line include a new fresh-cut vegetable party tray designed to look like it was freshly made in the retail grocery store, which was launched in October 2002. The rectangular tray design is convenient for storage in consumers' refrigerators and expands the Company's wide-ranging party tray line.

        Additionally, the Company commercially launched in October 2002, smaller ready-to-eat vegetable snack trays under the Eat Smart Snak Pak® line. The launch of the Snak Pak line is in response to the recent trend toward healthier food alternatives for consumers. In June 2003, the Company commercially launched its new Petite fresh-cut vegetable tray for retail and its new retail mini-tray. Also in June 2003, the Company entered into an exclusive packaging and marketing agreement with Dole Fresh Vegetables, Inc. for Apio to sell and distribute a line of fresh cut produce under the Dole® brand in the United States.

Agricultural Seed Technology Business

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

        In fiscal year 2000, the Company successfully launched its first commercial product, Pollinator Plus® coatings for inbred corn seed. As a result of the success realized in fiscal years 2001 and 2002, the Company expanded its sales of inbred corn seed coating products in fiscal year 2003 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by 30 seed companies in the United States. In addition, based on the successful field trial results during 2001 and 2002 for its Early Plant™ hybrid coated seed corn, the Company expanded its sales in 2003. The Company's Relay™ Intercropping System of wheat and Intellicoat coated soybean will allow farmers to plant and harvest two crops during the same year on the same land, providing financial benefit for the farmer. Early Plant hybrid seed corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid seed corn will enable farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Recent market research with farmers in seven corn growing states verified that farmers would pay a significant premium for Landec Ag's Early Plant hybrid seed corn product if they were able to plant a portion of their acreage up to one month early.

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

  The Business: Landec Ag

        Landec Ag had sales of approximately $21.0 million for the seven months ended May 25, 2003, $19.4 million for the twelve months ended October 27, 2002, $16.2 million for the twelve months ended October 28, 2001 and $17.2 million for the twelve months ended October 29, 2000.

        Based in Monticello, Indiana, Landec Ag offers a comprehensive line of hybrid seed corn to more than 14,000 farmers in over forty states through direct marketing programs. The success of Landec Ag comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. The Company believes that this direct channel of distribution provides a 35% cost advantage to its customers.

        In order to support its direct marketing programs, Landec Ag has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called "eDC", that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 95,000 farmers. In August 1999, the Company launched the seed industry's first comprehensive e-commerce website. This website furthers the Company's ability to provide a high level of consultation to Landec Ag customers, backed by a six day a week call center capability that enables the Company to use the internet as a natural extension of its direct marketing strategy.

        The acquisition of Fielder's Choice in 1997 by Landec Ag was strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of coating technology and a direct channel of distribution, telephonic and electronic commerce capabilities will enable Landec Ag to more quickly achieve meaningful market penetration.

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

  Industrial Materials and Adhesives

        Landec's industrial products development strategy is to focus on coatings, catalysts, resins, additives and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.

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

        UCB Chemicals Corporation.    On April 10, 2000, the Company entered into a research and development agreement with UCB Chemicals Corporation ("UCB"), an operating entity of UCB S.A., a major pharmaceutical and chemical company located in Belgium. UCB's chemical business is a major supplier of radiation curing and powder coating resins. Under this agreement, the Company explored polymer systems for evaluation in several industrial product applications. Based on the success of this initial research and development collaboration, in December 2001, the Company entered into a $2.5 million license and research and development agreement with UCB. This agreement had a term of one year through December 2002 and was for the exclusive rights to use the Company's Intelimer materials technology in the fields of powder coatings worldwide and pressure sensitive adhesives worldwide, except Asia.

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

        The PORT product is currently in human clinical trials. Landec and its partner Alcon believe that PORT plugs, if approved by the FDA, will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

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

        In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses) in order to strengthen its balance sheet and focus management's attention on our core food and agricultural technology businesses. In accordance with the Stock Purchase Agreement, $1.35 million of the sales price was placed into an escrow fund to satisfy any breaches of representations and warranties made by the Company. The escrow funds are to be released on January 31, 2004.

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

        As a result of the sale of Dock Resins, the financial results of Dock Resins have been reclassified to discontinued operations for all applicable periods. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.

Sales and Marketing

        Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. During the seven months ended May 25, 2003, sales to the Company's top five customers accounted for approximately 32% of its revenues, with the top customers, Wal-Mart Stores Inc., accounting for approximately 12% and Costco Wholesale Corp., accounting for approximately 11% of the Company's revenues.

  Food Products Technology Business

        Apio has 16 sales people, located in central California and throughout the U.S., supporting both the traditional produce marketing business and the specialty packaged value-added produce business.

  Agricultural Seed Technology Business

        Landec Ag utilizes 33 seed sales consultants and associates located in Monticello, Indiana for its direct marketing of Fielders Choice Direct seed corn and Intellicoat coated products. Customer contacts are made based on direct responses and inquiries from customers.

Manufacturing and Processing

        Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.

  Food Products Technology Business

        The manufacturing process for the Company's proprietary Intelimer packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. Dock Resins currently manufactures virtually all of the polymers for the Intelimer packaging and the Company anticipates that it will continue to do so in the foreseeable future. Select outside contractors currently manufacture the breathable membranes and Landec has recently transitioned most of the label package conversion to Apio's Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.

        Apio processes all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling, a separate company in which Apio has a 60% ownership interest and is the general partner.

  Agricultural Seed Technology Business

        The Company performs its batch coating operations in a leased facility in Oxford, Indiana. This facility is being used to coat other seed companies' inbred seed corn using the Company's Pollinator Plus corn seed coatings.

        The Company has a pilot manufacturing facility in Indiana to support the commercialization of its Early Plant hybrid seed corn and for its Relay Intercropping System for wheat/coated soybean products. This facility utilizes a new continuous coating process that has increased seed coating capabilities by tenfold compared to the previous system using batch coaters. Landec Ag contracts for production of its hybrid seed corn from established seed producers.

  General

        Many of the raw materials used in manufacturing certain of the Company's products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company's breathable membranes. In addition, a large majority of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer. Upon manufacturing scale-up of seed coating operations and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Landec Ag experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company's business, operating results and financial condition.

        The Company desires to maintain an externally audited quality system and has achieved ISO 9001 registration for the Menlo Park research and development site and manufacturing site. Such registration is required in order for the Company to sell product to certain potential customers, primarily in Europe.

Research and Development

        Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the seven month period ended May 25, 2003, for the fiscal year ended October 27, 2002, for the fiscal year ended October 28, 2001 and for the fiscal year ended October 29, 2000 were $2.4 million, $3.7 million, $3.3 million and $3.4 million, respectively. Research and development expenditures funded by corporate partners were $392,000 for the seven month period ended May 25, 2003, $975,000 in the fiscal year ended October 27, 2002, $473,000 in the fiscal year ended October 28, 2001 and $539,000 in the fiscal year ended October 29, 2000. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 25, 2003, Landec had 26 employees, including 5 with Ph.D.'s, engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

        The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted twenty-five U.S. patents with expiration dates ranging from 2006 to 2020 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

        A food additive, whether direct or indirect, must be covered by a specific food additive regulation issued by the FDA. The Company believes its proprietary Intelimer packaging technology products are not subject to regulation as food additives because these products are not expected to become a component of food under their expected conditions of use. If the FDA were to determine that the Company's Intelimer packaging technology products are food additives, the Company may be required to submit a food additive petition. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

        As of May 25, 2003, Landec had 191 full-time employees, of whom 58 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 133 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Available Information

        Landec's Web site is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Report.

Item 2. Properties

        The Company owns or leases properties in Menlo Park and Guadalupe, California, and West Lebanon, Oxford and Monticello, Indiana.

        These properties are described below:

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

        There are bank liens encumbering all of the Company's owned land and buildings.

Item 3. Legal Proceedings

        The Company is currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders since the end of the Company's second fiscal quarter ended April 27, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

Seven Months Ended May 25, 2003	High	Low
One month ending May 25, 2003	$3.13	$2.36
2nd Quarter ending April 27, 2003	$3.01	$2.25
1st Quarter ending January 26, 2003	$2.99	$1.54

Fiscal Year Ended October 27, 2002	High	Low
4th Quarter ending October 27, 2002	$3.64	$1.51
3rd Quarter ending July 28, 2002	$4.40	$3.00
2nd Quarter ending April 28, 2002	$4.24	$3.30
1st Quarter ending January 27, 2002	$5.70	$2.81

        There were approximately 119 holders of record of 21,205,015 shares of outstanding Common Stock as of August 1, 2003. Since certain holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Financial Data

        The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

	Seven Months Ended		Year Ended
	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001	October 29, 2000	October 31, 1999	October 31, 1998
		(Unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$98,689	$96,513	$152,958	$141,314	$129,457	$19,926	$16,244
Services revenue	11,348	14,101	23,312	43,346	64,911	—	—
Services revenue, related party	1,436	1,781	3,515	5,083	1,898	—	—
License fees	357	1,274	2,330	374	374	750	500
Research, development and royalty revenues	429	402	1,040	529	586	770	1,352

Total revenues	112,259	114,071	183,155	190,646	197,226	21,446	18,096
Cost of revenue:
Cost of product sales	82,339	80,680	131,352	122,081	110,594	12,016	10,119
Cost of services revenue	9,216	12,505	20,463	40,751	56,621	—	—

Total cost of revenue	91,555	93,185	151,815	162,832	167,215	12,016	10,119

Gross profit	20,704	20,886	31,340	27,814	30,011	9,430	7,977
Operating costs and expenses:
Research and development	2,380	2,094	3,664	3,270	3,444	4,653	4,643
Selling, general and administrative	14,923	16,217	26,418	27,398	26,927	8,523	8,260
Exit of domestic commodity vegetable business	1,095	—	—	—	—	—	—
Exit of fruit processing business	—	—	—	—	525	—	—

Total operating costs and expenses	18,398	18,311	30,082	30,668	30,896	13,176	12,903

Operating profit (loss)	2,306	2,575	1,258	(2,854)	(885)	(3,746)	(4,926)
Interest income	144	177	247	617	873	290	705
Interest expense	(642)	(1,097)	(1,551)	(2,789)	(2,083)	—	(79)
Other income/(expense), net	(17)	(153)	247	188	25	—	—

Income (loss) from continuing operations	1,791	1,502	201	(4,838)	(2,070)	(3,456)	(4,300)
Discontinued Operations:
(Loss) income from discontinued operations	—	—	—	(537)	(14)	687	1,410
Loss on disposal of operations	—	—	(1,688)	(2,500)	—	—	—

(Loss) income from discontinued operations	—	—	(1,688)	(3,037)	(14)	687	1,410

Net income (loss) before cumulative effect of change in accounting	1,791	1,502	(1,487)	(7,875)	(2,084)	(2,769)	(2,890)
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(1,914)	—	—

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)	$(2,769)	$(2,890)

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)	$(2,769)	$(2,890)
Dividends on Series B preferred stock	(219)	(202)	(412)	—	—	—	—

Net income (loss) applicable to common shareholders	$1,572	$1,300	$(1,899)	$(7,875)	$(3,998)	$(2,769)	$(2,890)

Basic net income (loss) per share:
Continuing operations	$.08	$.07	$(.01)	$(.29)	$(.13)	$(.26)	$(.34)
Discontinued operations	—	—	(.09)	(.19)	—	.05	.11
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(.12)	—	—

Basic net income (loss) per share	$.08	$.07	$(.10)	$(.48)	$(.25)	$(.21)	$(.23)

Diluted net income (loss) per share:
Continuing operations	$.07	$.06	$(.01)	$(.29)	$(.13)	$(.26)	$(.34)
Discontinued operations	—	—	(.09)	(.19)	—	.05	.11
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(.12)	—	—

Diluted net income (loss) per share	$.07	$.06	$(.10)	$(.48)	$(.25)	$(.21)	$(.23)

Pro forma amounts assuming the change in accounting for upfront license fee revenue is applied retroactively:
Net income (loss) applicable to common shareholders	$1,572	$1,300	$(1,899)	$(7,875)	$(2,084)	$(3,145)	$(3,070)

Basic net income (loss) per share	$.08	$.07	$(.10)	$(.48)	$(.13)	$(.24)	$(.24)

Diluted net income (loss) per share	$.07	$.06	$(.10)	$(.48)	$(.13)	$(.24)	$(.24)

Shares used in per share computation:
Basic	20,948	17,777	18,172	16,371	15,796	13,273	12,773

Diluted	22,626	21,082	18,172	16,371	15,796	13,273	12,773

	May 25, 2003	October 27, 2002	October 28, 2001	October 29, 2000	October 31, 1999	October 31, 1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,699	$7,849	$8,695	$8,636	$2,399	$5,377
Total assets	96,887	107,803	120,122	128,165	36,097	38,075
Debt	13,494	17,543	33,416	26,350	—	—
Convertible preferred stock	5,531	14,461	14,049	9,149	—	—
Accumulated deficit	(57,728)	(59,300)	(57,401)	(49,526)	(45,528)	(42,756)
Total shareholders' equity	57,903	55,963	49,839	52,178	31,761	33,688

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

Overview

        Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development—QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intelimer packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems for the industrial specialties market in June 1997; and Intellicoat coated inbred corn seeds in the Fall of 1999.

        With the acquisition of Apio in December 1999 and Landec Ag in September 1997, the Company is focused on two core businesses—Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intelimer packaging technology with Apio's fresh-cut produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Landec Ag's direct marketing, telephone sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses. See "Business—Description of Core Business".

        The Company has been unprofitable during each fiscal year since its inception. From inception through May 25, 2003, the Company's accumulated deficit was $57.7 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to reach or sustain profitability for an entire fiscal year.

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

Notes and Advances Receivables

        Apio has made advances to fruit growers for the development of orchards, and to produce growers for crop and harvesting costs. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines the Company may be unable to fully recoup its note or advance receivable and the estimated losses would rise in the current period, potentially to the extent of the total note or advance receivable.

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

        Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101). Initial license fees are deferred and amortized over the period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

        Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During the seven months ended May 25, 2003, and for fiscal years ended October 27, 2002 and October 28, 2001, $51,000, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 in 2004 - 2012, and $21,000 in 2013. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

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

Goodwill and Other Intangible Asset Impairment

        The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective October 29, 2001 and is required to evaluate its goodwill and indefinite lived intangible assets for impairment annually. This evaluation incorporates a variety of estimates including the fair value of the Company's operating segments. If the carrying value of an operating segment's assets exceeds the estimated fair value, the Company would likely be required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date no impairment losses have been incurred.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

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

Adoption of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others"

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The recognition provisions of FIN 45 will be applied prospectively to any guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an impact on the Company's results of operations or financial position.

Accounting for Revenue Arrangements with Multiple Deliverables

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material effect on its results of operations or financial position.

Adoption of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure"

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal year 2003.

Accounting for Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 in fiscal year 2003 did not have an impact on the Company's results of operations or financial position.

Accounting for Derivative Instruments and Hedging Activities

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At May 25, 2003, the Company has no derivative financial instruments and does not expect the adoption of SFAS No. 149 to have a material effect on its result of operation or financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, to be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Company's existing financial instruments effective September 1, 2003, the beginning of the first fiscal period after May 25, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial positions or results of operations.

Results of Operations

        The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued Dock Resins operation.

  Seven Months Ended May 25, 2003 Compared to Seven Months Ended June 2, 2002 (unaudited)

        Total revenues for the seven months ended May 25, 2003 were $112.3 million compared to $114.1 million during the same period in 2002. Revenues from product sales and services for the seven months ended May 25, 2003 decreased to $111.5 million from $112.4 million during the same period of fiscal year 2002 due primarily to decreased revenues in (1) Apio's "fee-for-service" commodity business which decreased to $12.8 million during the seven months ended May 25, 2003 compared to $15.9 million in revenues during the same period of fiscal year 2002 as a result of the Company focusing on its value added business, (2) Apio's export business which decreased to $17.9 million during the seven months ended May 25, 2003 compared to $21.6 million during the same period of fiscal year 2002 as a result of decreased sales of broccoli and fruit to Asia and (3) Apio's banana business which decreased to $1.7 million during the seven months ended May 25, 2003 compared to $3.1 million for the same period of fiscal year 2002 as a result of reduced retail sales as the Company prepares for its upcoming market trials. These decreases in revenue were partially offset by increased revenues in Apio's value added fresh-cut and whole vegetable produce business which increased to $54.3 million during the seven months ended May 25, 2003 from $47.1 million in the same period of fiscal year 2002 as a result of increased product offerings, increased sales to existing customers and the addition of new customers. In addition, Landec Ag revenues increased to $21.0 million during the seven months ended May 25, 2003 from $19.5 million in the same period of fiscal year 2002 due to a change in product mix to higher revenue products. Revenues from license fees decreased to $357,000 for the seven months ended May 25, 2003 from $1.3 million for the same period of fiscal year 2002 due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation entered into in December 2001 which was recognized ratably over a 12-month period through December 2002. Revenues from research and development funding for the seven month period ended May 25, 2003 increased to $429,000 from $402,000 during the same period of fiscal year 2002.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $91.6 million for the seven month period ended May 25, 2003 compared to $93.2 million for the same period of fiscal year 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 18% during the seven months ended May 25, 2003 from 17% during the same period of fiscal year 2002. The increase in gross margins during the seven month period ended May 25, 2003 compared to the same period of fiscal year

2002 was due to higher margins in Apio's value added vegetable business. Excluding the impact from farming activities, gross margins from product sales and services for the seven months ended May 25, 2003 would have been 19% compared to 16% during the same period of fiscal year 2002. During the seven months ended May 25, 2003, the Company realized losses from farming activities associated with its commodity business of $1.1 million compared to income from farming activities of $926,000 during the same period of fiscal year 2002. Overall gross profit was virtually flat at $20.7 million for the seven month period ended May 25, 2003 compared to $20.9 million for the same period of fiscal year 2002.

        Research and development expenses increased to $2.4 million for the seven month period ended May 25, 2003 compared to $2.1 million during the same period of fiscal year 2002, an increase of 14%. Landec's research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec's enabling side chain crystallizable polymer technology. The increases in research and development expenses during the seven months ended May 25, 2003 compared to the same period of fiscal year 2002 was primarily due to efforts being spent to develop the Company's banana and seed technologies.

        Selling, general and administrative expenses were $14.9 million for the seven month period ended May 25, 2003 compared to $16.2 million for the same period of fiscal year 2002, a decrease of 8%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses, and staff and administrative expenses. The decrease in selling, general and administrative expenses during the seven months ended May 25, 2003 compared to the same period of fiscal year 2002 is primarily due to a decrease in selling, general and administrative expenses at Apio resulting from its cost reduction efforts. For the seven months ended May 25, 2003 sales and marketing expenses decreased to $5.5 million from $6.0 million during the same period of fiscal year 2002.

        Effective June 30, 2003, the Company sold certain assets related to its former domestic commodity vegetable business to Apio Fresh, LLC, in exchange for notes receivable, a long-term produce supply agreement for the Company's value-added specialty packaging business and a per carton royalty for use of Apio's brand names based on units sold by Apio Fresh, LLC. As a result of no longer being in the domestic commodity vegetable business, the Company recorded a $1.1 million charge at May 25, 2003, primarily for the writedown of inventories and notes receivable associated with the domestic commodity vegetable business.

        Interest income for the seven-month period ended May 25, 2003 was $144,000 compared to $177,000 for the same period of fiscal year 2002. Interest expense for the seven-month period ended May 25, 2003 was $642,000 compared to $1.1 million for the same period of fiscal year 2002. The decrease in interest expense is due to using cash generated from operations, the sale of non-strategic assets and from past equity financings to pay down debt and thus lower interest expenses.

  Fiscal Year Ended October 27, 2002 Compared to Fiscal Year Ended October 28, 2001

        Total revenues were $183.2 million for fiscal year 2002, compared to $190.6 million for fiscal year 2001. Revenues from product sales and services decreased to $179.8 million in fiscal year 2002 from $189.7 million in fiscal year 2001. The decrease in product sales and service revenues was primarily due to decreased revenues from Apio's "fee for service" whole produce business, which decreased from $48.4 million in fiscal year 2001 to $26.8 million during fiscal year 2002. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision during the third quarter of fiscal year 2001 to exit the cash, labor and equipment- intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during fiscal year 2002 as compared to fiscal year 2001. The decrease in Apio's "fee-for-service" revenue was partially offset by an increase in revenues from Apio's value-added specialty packaging business which increased to $84.0 million in fiscal year 2002 from $70.4 million in fiscal year 2001. In addition, revenues from

Landec Ag increased to $19.4 million in fiscal year 2002 from $16.2 million in fiscal year 2001. The increase in Landec Ag revenues was due to an increase in sales volume and a higher average selling price per unit. Revenues from research, development and royalties increased to $1.0 million in fiscal year 2002 compared to $529,000 for fiscal year 2001. Revenues from license fees increased to $2.3 million in fiscal year 2002 compared to $374,000 for fiscal year 2001. The increases in research, development, royalties and license fee revenues were due to the Company entering into new collaborations with UCB in December 2001 and with a major medical device company in April 2002.

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

  Fiscal Year Ended October 28, 2001 Compared to Fiscal Year Ended October 29, 2000

        Total revenues were $190.6 million for fiscal year 2001, compared to $197.2 million for fiscal year 2000. Revenues from product sales and services decreased to $189.7 million in fiscal year 2001 from $196.3 million in fiscal year 2000. The decrease in product sales and service revenues was primarily due to decreased revenues from Apio's "fee for service" whole produce business, which decreased from $66.8 million in fiscal year 2000 to $48.4 million during fiscal year 2001. The decrease in the "fee-for-service" whole produce business is primarily due to the Company's decision during the third quarter of fiscal year 2001 to exit the cash, labor and equipment- intensive field harvesting and packing operations of its "fee-for-service" business, which resulted in decreased volumes during fiscal year 2001. The decrease in Apio's "fee-for-service" revenue was partially offset by an increase in revenues from Apio's value-added specialty packaging business which increased to $70.4 million in fiscal year 2001 from $56.1 million in fiscal year 2000 and the fact that Apio was included for a full year in fiscal year 2001 compared to only eleven months in fiscal year 2000. Revenues from research, development and royalties were $529,000 for fiscal year 2001 compared to $586,000 for fiscal year 2000. Revenues from license fees remained unchanged at $374,000 for fiscal years 2001 and 2000.

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

Liquidity and Capital Resources

        As of May 25, 2003, the Company had cash and cash equivalents of $3.7 million, a net decrease of $4.1 million from $7.8 million at October 27, 2002. This decrease was primarily due to: (a) the purchase of $1.2 million of property, plant and equipment; (b) the reduction of net borrowings under the Company's lines of credit of $2.9 million; (c) the net reduction of long term debt of $1.2 million; and (d) acquisition costs related to earn-out provisions and payments thereon of $383,000; partially offset by net cash provided from operations of $2.0 million.

        During the seven months ended May 25, 2003, Landec purchased vegetable processing equipment to support the development of Apio's value added products, and incurred capital expenditures to enhance Apio's new ERP business system and Landec Ag's propriety eDC™ system. These expenditures represented the majority of the $1.2 million of property and equipment purchased.

        On October 31, 2002, Apio's loan agreement with Bank of America (the "Loan Agreement") was amended to extend the revolving line of credit through January 31, 2003 and to decrease the interest rate to prime plus 1.75% on an annual basis. The Loan Agreement was amended again in January 2003, February 2003, May 2003 and August 2003, resulting in the extension of the line of credit through September 1, 2003. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under the Loan Agreement. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003. In August 2003, upon entering into a new line of credit with Wells Fargo, the Bank of America line of credit was paid off and subsequently terminated.

        In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the "Lines") with Wells Fargo Business Credit, Inc. ("Wells Fargo"). All amounts outstanding under Apio's Loan Agreement were paid off using the new Wells Fargo working capital line. The term of the Lines is three years expiring on July 31, 2006. The interest rate is initially calculated based on the prime rate plus 1%. The working capital line and the equipment line (the "Lines") contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures. The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met. Landec has pledged substantially all of the assets of Apio to secure the Lines.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.50 or 4.5% on an annual basis. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 25, 2003, $1.0 million was outstanding under the revolving line of credit.

        In October 2002, the Company sold its wholly owned subsidiary Dock Resins and received $9.4 million of cash, net of the repayment of $4.3 million of Dock Resin's debt. In January 2003, an additional $1.0 million in cash was received by Landec because of an increase in Dock Resins working capital as specified in the Stock Purchase Agreement.

        At May 25, 2003, Landec's total debt, including current maturities and capital lease obligations, was $13.5 million and the total debt to equity ratio was 23% as compared to 31% at October 27, 2002. Of this debt, approximately $7.2 million was comprised of revolving lines of credit and approximately $6.3 million was comprised of term debt and capital lease obligations, $2.3 million of which is mortgage debt on Apio's manufacturing facilities. The amount of debt outstanding on Landec's revolving lines of credit fluctuates over time. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. In addition, in connection with Landec's acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $2.5 million, that will be paid in fiscal years 2004 and 2005, and which is recorded as long-term debt, and an additional $1.5 million, that will be paid in equal monthly installments through February 2004 and which is classified as a current liability.

        The Company's material contractual obligations for the next five years and thereafter as of May 25, 2003, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation
	Total	2004	2005	2006	2007	2008	Thereafter
Lines of Credit	$7,244	$7,244	$—	$—	$—	$—	$—
Long-term Debt	5,274	1,452	1,556	288	136	133	1,709
Capital Leases	976	923	32	21	—	—	—
Operating Leases	633	497	69	45	22	—	—
Land Leases	197	126	50	21	—	—	—
Earn-Out Liability	1,502	1,502	—	—	—	—	—
Licensing Obligation	1,750	250	200	200	200	200	700
Purchase Commitments	1,220	1,220	—	—	—	—	—

Total	$18,796	$13,214	$1,907	$575	$358	$333	$2,409

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

We Have a History of Losses Which May Continue

        We have incurred net losses in each fiscal year, except for the current seven-month period ended May 25, 2003, since our inception. Our accumulated deficit as of May 25, 2003 totaled $57.7 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Substantial Indebtedness Could Limit Our Financial and Operating Flexibility

        At May 25, 2003, our total debt, including current maturities and capital lease obligations, was approximately $13.5 million and the total debt to equity ratio was approximately 23%. Of this debt, approximately $7.2 million is comprised of revolving lines of credit and approximately $6.3 million is comprised of term debt and capital lease obligations. In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line with Wells Fargo Business Credit, Inc. ("Wells Fargo"). All amounts outstanding under Apio's previous line of credit with Bank of America were paid off using the new Wells Fargo working capital line. The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures. The Apio lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met. Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt. Of our non-revolving contractual obligations, approximately $6.0 million, $1.9 million and $575,000 become due over each of the next three fiscal years, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

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

        In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $4.0 million for a performance based earn out and future supply of produce. Of this amount, $1.5 million relates to the earn out from fiscal year 2000 that is due to be paid in equal monthly installments through February 2004 and $2.5 million relates to payments to be made in January 2004 and 2005.

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

        Apio is subject to various financial and operating covenants under its new line of credit facility (the "Credit Facility"), including minimum fixed charge coverage ratio, minimum adjusted net worth and minimum net income. The Credit Facility limits the ability of Apio to make cash payments to Landec. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under its previous line of credit with Bank of America. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003. All amounts outstanding under the line of credit with Bank of America were paid off using the new line of credit with Wells Fargo. If we violate any obligations in the future we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the Credit Facility. If the indebtedness due under the Credit Facility were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

We Have a Concentration of Manufacturing in One Location for Apio and May Have to Depend on Third Parties to Manufacture Our Products

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

We May Be Unable to Adequately Protect Our Intellectual Property Rights

        We may receive notices from third parties, including some of our competitors, claiming infringement by our products of patent and other proprietary rights. Regardless of their merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, we could be required to alter our products or processes and our business, results of operations or financial position could be materially adversely affected. Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Any pending patent applications we file may not be approved and we may not be able to develop additional proprietary products that are patentable. Any patents issued to us may not provide us with competitive advantages or may be challenged by third parties. Patents held by others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For the seven-month period ended May 25, 2003, approximately 16% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During the seven months ended May 25, 2003, sales to our top five customers accounted for approximately 32% of our revenues, with our top customers, Wal-Mart Stores Inc., accounting for approximately 12% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Seed Products May Fail to Germinate Properly and We May Be Subject to Claims for Reimbursement or Damages for Losses from Customers Who Use Such Products

        Farmers plant seed products sold by Landec Ag with the expectation that they will germinate under normal growing conditions. If our seed products do not germinate at the appropriate time or fail to germinate at all, our customers may incur significant crop losses and seek reimbursement or bring claims against us for such damages. Although insurance is generally available to cover such claims, the costs for premiums of such policies are prohibitively expensive and we currently do not maintain such insurance. Any claims brought for failure of our seed products to properly germinate could materially and adversely affect our operating and financial results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. The carrying value of the Company's debt obligations approximates the fair value of the debt obligations as of May 25, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
Liabilities (in 000's)
Lines of Credit	$7,244	$—	$—	$—	$—	$—	$7,244
Avg. Int. Rate	5.51%						5.51%
Long term debt, including current portion
Fixed Rate	$2,375	$1,588	$309	$136	$133	$1,709	$6,250
Avg. Int. Rate	8.21%	6.93%	5.42%	5.20%	5.18%	5.18%	6.78%

Item 8. Financial Statements and Supplementary Data

        See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        As of May 25, 2003, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 25, 2003. There were no significant changes in the Company's internal controls during the interim fiscal period beginning on April 28, 2003 and ending May 25, 2003 that have materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

        This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        This information required by this item is contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2003 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Consolidated Financial Statements of Landec Corporation

			Page
		Report of Ernst & Young LLP, Independent Auditors	44
		Consolidated Balance Sheets at May 25, 2003, October 27, 2002 and October 28, 2001	45
		Consolidated Statements of Operations for the Seven Months Ended May 25, 2003 and June 2, 2002 and for the Years Ended October 27, 2002, October 28, 2001 and October 29, 2000	46
		Consolidated Statements of Changes in Shareholders' Equity for the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002, October 28, 2001 and October 29, 2000	48
		Consolidated Statements of Cash Flows for the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002, October 28, 2001 and October 29, 2000	49
		Notes to Consolidated Financial Statements	50
	2.	Schedule I: Condensed Financial Information of Registrant at May 25, 2003, October 27, 2002 and October 28, 2001 and for the Seven Months Ended May 25, 2003 and June 2, 2002 and for the Three Years Ended October 27, 2002	82
		Schedule II: Valuation and Qualifying Accounts for the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002, October 28, 2001 and October 29, 2000	85

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
(b)		Reports on Form 8-K	86
(c)		Index of Exhibits	86

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Landec Corporation

        We have audited the accompanying consolidated balance sheets of Landec Corporation as of May 25, 2003, October 27, 2002 and October 28, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the seven months ended May 25, 2003 and for each of the three years in the period ended October 27, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at May 25, 2003, October 27, 2002 and October 28, 2001, and the consolidated results of its operations and its cash flows for the seven months ended May 25, 2003 and for each of the three years in the period ended October 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets in 2002.

/s/ ERNST & YOUNG LLP

San Jose, California
August 1, 2003

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 25, 2003	October 27, 2002	October 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,699	$7,849	$8,695
Restricted cash	2,382	1,032	932
Accounts receivable, less allowance for doubtful accounts of $191, $1,022 and $880 at May 25, 2003, October 27, 2002 and October 28, 2001, respectively	17,313	19,040	14,161
Inventory	11,716	10,121	14,639
Investment in farming activities	50	1,591	1,285
Notes and advances receivable	2,312	3,645	3,918
Notes receivable, related party	83	751	475
Prepaid expenses and other current assets	1,614	2,456	1,847
Assets held for sale	—	—	13,988

Total current assets	39,169	46,485	59,940
Property and equipment, net	18,511	19,902	19,999
Goodwill, net	26,116	25,733	22,002
Trademarks, net	11,570	11,570	11,570
Other intangibles, net	140	177	3,533
Notes receivable	1,120	1,132	1,606
Restricted cash, non-current	—	1,350	—
Other assets	261	1,454	1,472

	$96,887	$107,803	$120,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,940	$11,512	$17,241
Grower payables	3,234	6,460	2,845
Related party payables	632	450	508
Accrued compensation	1,223	1,518	1,646
Other accrued liabilities	3,931	7,771	9,125
Deferred revenue	719	3,215	2,622
Lines of credit	7,244	10,098	15,612
Current maturities of long term debt	2,375	2,193	4,969

Total current liabilities	33,298	43,217	54,568
Long term debt, less current maturities	3,875	5,252	12,835
Other liabilities	760	1,791	1,845
Minority interest	1,051	1,580	1,035

Total liabilities	38,984	51,840	70,283
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 160,881, 321,300 and 309,524 shares issued and outstanding at May 25, 2003, October 27, 2002 and October 28, 2001, respectively; aggregate liquidation preference of $5.6 million at May 25, 2003	5,531	14,461	14,049
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,107,517, 19,329,546 and 16,562,845 shares issued and outstanding at May 25, 2003, October 27, 2002 and October 28, 2001, respectively	110,100	100,802	93,191
Accumulated deficit	(57,728)	(59,300)	(57,401)

Total shareholders' equity	57,903	55,963	49,839

	$96,887	$107,803	$120,122

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Seven Months Ended		Year Ended
	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001	October 29, 2000
		(unaudited)
Statement of Operations Data:
Revenues:
Product sales	$98,689	$96,513	$152,958	$141,314	$129,457
Services revenue	11,348	14,101	23,312	43,346	64,911
Services revenue, related party	1,436	1,781	3,515	5,083	1,898
License fees	357	1,274	2,330	374	374
Research, development and royalty revenues	429	402	1,040	529	586

Total revenues	112,259	114,071	183,155	190,646	197,226
Cost of revenue:
Cost of product sales	81,737	79,392	128,684	121,321	110,246
Cost of product sales, related party	602	1,288	2,668	760	348
Cost of services revenue	9,216	12,505	20,463	40,751	56,621

Total cost of revenue	91,555	93,185	151,815	162,832	167,215
Gross profit	20,704	20,886	31,340	27,814	30,011
Operating costs and expenses:
Research and development	2,380	2,094	3,664	3,270	3,444
Selling, general and administrative	14,923	16,217	26,418	27,398	26,927
Exit of domestic commodity vegetable business	1,095	—	—	—	—
Exit of fruit processing	—	—	—	—	525

Total operating costs and expenses	18,398	18,311	30,082	30,668	30,896

Operating income (loss) from continuing operations	2,306	2,575	1,258	(2,854)	(885)
Interest income	144	177	247	617	873
Interest expense	(642)	(1,097)	(1,551)	(2,789)	(2,083)
Other income (expense), net	(17)	(153)	247	188	25

Income (loss) from continuing operations	1,791	1,502	201	(4,838)	(2,070)
Discontinued operations:
Loss from discontinued operations	—	—	—	(537)	(14)
Loss on disposal of operations	—	—	(1,688)	(2,500)	—

Loss from discontinued operations	—	—	(1,688)	(3,037)	(14)

Net income (loss) before cumulative effect of change in accounting	1,791	1,502	(1,487)	(7,875)	(2,084)
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(1,914)

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)
Dividends on Series B preferred stock	(219)	(202)	(412)	—	—

Net income (loss) applicable to common shareholders	$1,572	$1,300	$(1,899)	$(7,875)	$(3,998)

Basic net income (loss) per share:
Continuing operations	$.08	$.07	$(.01)	$(.29)	$(.13)
Discontinued operations	—	—	(.09)	(.19)	—
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(.12)

Basic net income (loss) per share	$.08	$.07	$(.10)	$(.48)	$(.25)

Diluted net income (loss) per share:
Continuing operations	$.07	$.06	$(.01)	$(.29)	$(.13)
Discontinued operations	—	—	(.09)	(.19)	—
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(.12)

Diluted net income (loss) per share	$.07	$.06	$(.10)	$(.48)	$(.25)

Pro forma amounts assuming the change in accounting for upfront license fee revenue is applied retroactively:
Net income (loss) applicable to common shareholders	$1,572	$1,300	$(1,899)	$(7,875)	$(2,084)

Basic net income (loss) per share	$.08	$.07	$(.10)	$(.48)	$(.13)

Diluted net income (loss) per share	$.07	$.06	$(.10)	$(.48)	$(.13)

Shares used in per share computation:
Basic	20,948	17,777	18,172	16,371	15,796

Diluted	22,626	21,082	18,172	16,371	15,796

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

(in thousands, except share and per share amounts)

	Shareholders' Equity
	Preferred Stock		Common Stock
					Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 1999	—	$—	13,353,352	$77,289	$(45,528)	$31,761
Issuance of preferred stock	166,667	9,149	—	—	—	9,149
Issuance of common stock for acquired businesses	—	—	2,562,500	14,559	—	14,559
Issuance of common stock at $0.58 to $7.00 per share	—	—	202,039	707	—	707
Net loss	—	—	—	—	(3,998)	(3,998)

Balance at October 29, 2000	166,667	9,149	16,117,891	92,555	(49,526)	52,178
Issuance of preferred stock	142,857	4,900	—	—	—	4,900
Issuance of common stock at $0.58 to $3.63 per share	—	—	444,954	636	—	636
Net loss	—	—	—	—	(7,875)	(7,875)

Balance at October 28, 2001	309,524	14,049	16,562,845	93,191	(57,401)	49,839
Dividends on Series B preferred stock	11,776	412	—	—	(412)	—
Issuance of common stock at $0.58 to $3.10 per share	—	—	2,766,701	7,611	—	7,611
Net loss	—	—	—	—	(1,487)	(1,487)

Balance at October 27, 2002	321,300	14,461	19,329,546	100,802	(59,300)	55,963
Dividends on Series B preferred stock	6,248	219	—	—	(219)	—
Conversion of Series A preferred stock to common stock	(166,667)	(9,149)	1,666,670	9,149	—	—
Issuance of common stock at $0.58 to $1.53 per share	—	—	111,301	149	—	149
Net income	—	—	—	—	1,791	1,791

Balance at May 25, 2003	160,881	$5,531	21,107,517	$110,100	$(57,728)	$57,903

See accompanying note

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended
	Seven Months Ended May 25, 2003	October 27, 2002	October 28, 2001	October 29, 2000
Cash flows from operating activities:
Net income (loss)	$1,791	$(1,487)	$(7,875)	$(3,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,041	3,500	5,430	5,114
Loss from discontinued operations	—	1,688	3,037	14
Cumulative effect of change in accounting	—	—	—	1,914
Net (gain) loss on disposal of property and equipment	(7)	(62)	(339)	183
Minority interest	235	545	20	105
Exit of domestic commodity vegetable business	898	—	—	—
Exit of fruit processing business	—	—	—	525
Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
Accounts receivable, net	1,727	(4,879)	7,104	(5,271)
Inventory	(2,140)	4,518	(1,858)	(2,266)
Investment in farming activities	1,541	(306)	1,387	(642)
Notes and advances receivable	2,363	471	3,391	(3,784)
Prepaid expenses and other current assets	842	589	(441)	1,548
Assets held for sale	—	—	(17)	558
Accounts payable	2,428	(5,729)	(1,260)	3,690
Grower payables	(3,226)	3,615	(10,806)	6,930
Related party payables	182	(58)	246	262
Accrued compensation	(295)	(128)	(586)	360
Other accrued liabilities	(3,840)	(2,500)	(1,903)	(3,998)
Deferred revenue	(2,496)	593	357	(617)

Net cash provided by (used in) operating activities	2,044	370	(4,113)	627

Cash flows from investing activities:
Purchases of property and equipment	(1,236)	(2,546)	(6,961)	(3,787)
Change in other assets and liabilities	58	(65)	(168)	7
Acquisition of businesses, net of cash acquired	(383)	(491)	(257)	(6,793)
Increase in restricted cash	—	(1,450)	(932)	—
Proceeds from the sale of property and equipment	31	2,192	887	—
Net proceeds from the sale of Dock Resins	—	9,406	—	—

Net cash (used in) provided by investing activities	(1,530)	7,046	(7,431)	(10,573)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	—	4,900	9,149
Proceeds from sale of common stock, net of repurchases	149	7,611	636	707
Borrowings on lines of credit	21,851	25,272	25,966	18,944
Payments on lines of credit	(24,705)	(30,786)	(19,096)	(10,203)
Payments on long term debt	(1,730)	(10,419)	(3,916)	(2,172)
Proceeds from issuance of long term debt	535	60	3,361	—
Payments to minority interest	(764)	—	(248)	(242)

Net cash (used in) provided by financing activities	(4,664)	(8,262)	11,603	16,183

Net (decrease) increase in cash and cash equivalents	(4,150)	(846)	59	6,237
Cash and cash equivalents at beginning of year	7,849	8,695	8,636	2,399

Cash and cash equivalents at end of year	$3,699	$7,849	$8,695	$8,636

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,154	$1,554	$2,929	$1,424

Cash paid during the period for income taxes	$—	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Sale of equipment for note receivable	$703	$—	$—	$—

Common stock issued in the acquisition of businesses	$—	$—	$—	$14,559

Conversion of Series A preferred stock to common stock	$9,149	$—	$—	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$219	$412	$—	$—

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

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

Basis of Presentation

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

Unaudited Interim Financial Information

        The accompanying unaudited Statement of Operations for the seven months ended June 2, 2002 has been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, it does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited Statement of Operations reflects all adjustments considered necessary for a fair presentation of the results of the interim period presented.

Discontinued Operations

        The income statement accounts of Dock Resins Corporation, ("Dock Resins"), the Company's former specialty chemicals subsidiary that was sold on October 24, 2002, have been reclassified to discontinued operations in accordance with Accounting Principles Board Opinion 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") in the accompanying Statements of Operations.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Summary of Significant Accounting Policies

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

        Several of the raw materials used to manufacture the Company's products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers and substrate materials for the production of Intelimer packaging used on a multitude of Apio value-added products. In addition, virtually all of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer.

        During the seven months ended May 25, 2003, sales to the Company's top five customers accounted for approximately 32% of total revenue, with the top customers, Wal-Mart Stores, Inc. and Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 12% and 11%, respectively, of total revenues. In addition, approximately 16% of the Company's total revenues were derived from product sales to international customers, none of who individually accounted for more than 3% of total revenues. As of May 25, 2003 Wal-Mart Stores, Inc. and Costco Wholesale Corporation represented approximately 13% and 10% respectively of total accounts receivable.

Financial Instruments

        The Company's financial instruments are primarily composed of short-term trade and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company's financial instruments are not materially different from their recorded amounts as May 25, 2003.

Cash and Cash Equivalents

        The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.

Restricted Cash

        In April 2001, the Company established an Irrevocable Letter of Credit ("ILOC") and created a Certificate of Deposit as collateral for the non-hardware portion of Apio's business system capital lease. As of May 25, 2003, October 27, 2002 and October 28, 2001, the ILOC balance was $932,000 and is classified as restricted cash in the consolidated balance sheets.

        In October 2002, in accordance with the terms of the sale of Dock Resins, the Company established escrow accounts to cover potential breaches of representations and warranties outlined in the Stock Purchase Agreement. As of May 25, 2003, and October 27, 2002 the balance in these escrow accounts was $1,450,000 and is classified as restricted cash in the consolidated balance sheets. As of May 25, 2003, the entire balance is classified as a current asset because the escrow funds are to be released by January 31, 2004.

Allowance for Doubtful Accounts

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts.

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 25, 2003, October 27, 2002 and October 28, 2001 inventories consisted of (in thousands):

	May 25, 2003	October 27, 2002	October 28, 2001
Finished goods	$9,222	$5,119	$9,030
Raw materials	2,350	3,552	4,254
Work in process	144	1,450	1,355

Inventory	$11,716	$10,121	$14,639

        If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unuseable inventory and a general reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense

        The Company defers certain costs related to direct-response advertising of Landec Ag's hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $1.4 million, $1.9 million, $1.3 million and $1.4 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at May 25, 2003, October 27, 2002 and October 28, 2001 was zero, $663,000 and $1.0 million, respectively.

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

Related Party Transactions

        Apio provides packing, cooling and distributing services for farms that the Chief Executive Officer of Apio (the "Apio CEO") has a financial interest in and Apio purchases produce from those farms. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are shown separately in the accompanying financial statements as of May 25, 2003, October 27, 2002 and October 28, 2001 and for the seven months ended May 25, 2003 and for the three years ended October 27, 2002.

        In May 2002, Apio advanced to a farm wholly-owned by the Apio CEO $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from his personal farm. The advance accrued interest at Apio's interest rate per its Bank of America loan agreement. Of the $1.1 million, $400,000 was repaid on June 30, 2002. On January 2, 2003, the remaining amount due plus accrued interest totaling $751,000 was offset by agreement against the earnout liability owed to the Apio CEO incurred in conjunction with the purchase of Apio in 1999.

        Apio leases for approximately $1.4 million on an annual basis agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver produce from that land to Apio either in the form of commodity products or value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for both the vegetable commodity "fee-for-service" business (exited subsequent to May 25, 2003, see Note 15) and the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

        All related party transactions are monitored monthly by the Company and reviewed quarterly by the Audit Committee of the Board of Directors.

Investment in farming activities

        Landec, through its Apio subsidiary, invests in certain farming activities. The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. These investments are periodically reviewed for impairment (at least quarterly). For the seven months ended May 25, 2003 a net loss of approximately $1.1 million was recognized and for the fiscal year ended October 27, 2002 a net gain of approximately $1.1 million was recognized. For the fiscal years ended October 28, 2001 and October 29, 2000, net losses of approximately $2.0 million and

$944,000, respectively, were recognized. The net losses and gains on these investments are included in the cost of product sales in the consolidated statement of operations.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally twenty to thirty-one years for buildings and improvements and three to ten years for furniture and fixtures, computers, capitalized software, machinery, equipment and autos. Leasehold improvements are amortized over the lesser of the economic life of the improvement or the life of the lease on a straight-line basis.

        The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, the Company capitalized zero, $384,000 and $2.7 million of software development costs in the seven months ended May 25, 2003, the fiscal year ended October 27, 2002 and the fiscal year ended October 28, 2001, respectively, related to Apio's new ERP business systems.

Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the SFAS 142 resulted in an increase in net income of approximately $1.5 million for the seven months ended May 25, 2003 and a decrease in net loss of approximately $2.6 million for fiscal year 2002.

        Under SFAS 142 the Company is required to review goodwill and indefinite lived intangible assets at least annually. In May 2002, the Company completed its initial impairment review upon adoption of SFAS 142, and in October 2002 completed its annual review. The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and compared this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. The determinations of fair value were performed by an independent appraiser. The reviews concluded that the fair market value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment has been indicated since the adoption of SFAS 142.

Grower Payable

        Landec, through its Apio subsidiary, contracts with growers to cool and distribute their products. The grower payable is the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

Deferred Revenue

        Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At May 25, 2003, approximately $95,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $919,000 as a liability for deferred license fee revenues and $430,000 for advances on ground lease payments. Of the deferred license fee amount, approximately $725,000 will be recognized subsequent to fiscal 2004 and has been included in other liabilities.

Minority Interest

        In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance, of $1.1 million at May 25, 2003, $1.6 million at October 27, 2002 and $1.0 million at October 28, 2001 represents the limited partners' interest in Apio Cooling.

Per Share Information

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Due to the Company's net loss in the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000, net loss per share includes only weighted average shares outstanding. All earnings per share amounts for all periods have been presented in accordance with SFAS 128 requirements.

        The following table sets forth the computation of diluted net income per share for the periods presented with net income (in thousands, except per share amounts):

	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002
		(unaudited)
Numerator:
Net income	$1,791	$1,502
Less: Minority interest in income of subsidiary	(305)	(286)

Net income for diluted net income per share	$1,486	$1,216
Denominator:
Weighted average shares for basic net income per share	20,948	17,777
Effect of dilutive securities:
Stock Options	109	189
Convertible preferred stock	1,569	3,116

Total dilutive common shares	1,678	3,305
Weighted average shares for diluted net income per share	22,626	21,082
Diluted net income per share	$0.07	$0.06

        The computation of diluted net loss per share for fiscal year ended October 27, 2002 excludes the impact of options to purchase 164,371 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.2 million shares of common stock at October 27, 2002, as such impact would be antidilutive for this period.

        The computation of diluted net loss per share for fiscal year ended October 28, 2001 excludes the impact of options to purchase 338,997 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.1 million shares of common stock at October 28, 2001, as such impact would be antidilutive for this period.

        The computation of diluted net loss per share for fiscal year ended October 29, 2000 excludes the impact of options to purchase 648,043 shares of common stock, and the conversion of the Convertible Preferred Stock, which was convertible into 1.7 million shares of common stock, at October 29, 2000, as such impact would be antidilutive for this period.

Revenue Recognition

        Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts.

        Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101). Initial license fees are deferred and amortized over the period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

        Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During the seven months ended May 25, 2003 and fiscal years ended October 27, 2002 and October 28, 2001, $51,000, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 in 2004 - 2012, and $21,000 in 2013. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

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

        Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by SFAS No. 123. The fair value of options granted in the seven months ended May 25, 2003 and fiscal years 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Landec Employee Stock Options
	Seven Months Ended		Year Ended
	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001	October 29, 2000
		(unaudited)
Expected life (in years)	5.89	5.40	5.43	5.95	4.47
Risk-free interest rate	2.81%	4.41%	4.00%	4.90%	6.26%
Volatility	.80	.86	.84	.83	.85
Dividend yield	0%	0%	0%	0%	0%

        The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 is a result of basing the volatility on Landec's stock price.

        Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

        The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $1.63, $2.48, $2.47 and $4.19 per share, respectively. No stock options were granted above grant date market prices during the seven months ended May 25,

2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $1.65, $1.44, $1.71and $1.87 per share, respectively. The weighted average estimated fair value of options granted under the Landec Ag Stock Plan during the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $0.16, $0.30, $0.21 and $0.23 per share, respectively. The weighted average estimated fair value of options granted under Apio Stock Plan during the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $0.52, $0.72, $0.52 and $0.73 per share, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

	Seven Months Ended		Year Ended
	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001	October 29, 2000
		(unaudited)
Net income (loss)—as reported	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)
Deduct:
Stock-based employee expense determined under SFAS 123	(546)	(1,221)	(1,887)	(2,509)	(4,431)

Pro forma net income (loss)	$1,245	$281	$(3,374)	$(10,384)	$(8,429)

Basic net income (loss) per share—as reported	$0.08	$0.07	$(0.10)	$(0.48)	$(0.25)

Diluted net income (loss) per share—as reported	$0.07	$0.06	$(0.10)	$(0.48)	$(0.25)

Basic pro forma net income (loss) per share	$0.05	$0.00	$(0.21)	$(0.63)	$(0.53)

Diluted pro forma net income (loss) per share	$0.04	$0.00	$(0.21)	$(0.63)	$(0.53)

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

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

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

Adoption of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others"

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The recognition provisions of FIN 45 will be applied prospectively to any guarantees issued after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 during the first quarter of fiscal 2003. The adoption of FIN 45 did not have an impact on the Company's results of operations or financial position.

Accounting for Revenue Arrangements with Multiple Deliverables

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

Adoption of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure"

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted the disclosure requirements of SFAS No. 148 in fiscal year 2003.

Accounting for Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 in fiscal year 2003 did not have an impact on the Company's results of operations or financial position.

Accounting for Derivative Instruments and Hedging Activities

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. At May 25, 2003, the Company has no derivative financial instruments and does not expect the adoption of SFAS No. 149 to have a material effect on its result of operation or financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidancewere accounted for as equity, to be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Company's existing financial instruments effective September 1, 2003, the beginning of the first fiscal period after May 25, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial positions or results of operations.

2.    Discontinued Operations

        In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses). As a result of this sale, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation for the years ended October 27, 2002, October 28, 2001, and October 29, 2000.

        The Company recorded a loss of $4.2 million on the sale of Dock Resins of which $2.5 million was recorded in fiscal year 2001 and $1.7 million was recorded in the fourth quarter of fiscal year 2002 upon the close of the sale. The loss was comprised of a loss on the disposal of Dock Resins of $3.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $1.2 million less $300,000 of operating income from the measurement date of October 18, 2001 to the disposal date of October 24, 2002. Included in restricted cash is $1.35 million in escrow related to the sale of Dock Resins. To the extent breaches in representation and warranties arise before January 31, 2004, the loss could increase to the extent of the $1.35 million escrow.

        The condensed components of the net assets of Dock Resins included in assets held for sale in the accompanying consolidated balance sheets as of October 28, 2001 are as follows (in thousands):

October 28, 2001
Cash	$11
Accounts receivable, net	1,593
Inventory	2,038
Other current assets	312

Total current assets	3,954
Property and equipment, net	9,860
Intangibles, net	4,634

Total assets	18,448
Total current liabilities	(3,433)
Long-term debt	(2,368)
Other liabilities	(105)

Net assets of Dock Resins before loss on disposal	12,542
Loss on disposal	(1,342)

Net assets of Dock Resins	$11,200

        The condensed statements of operations of Dock Resins for fiscal years 2001 and 2000 classified as loss from discontinued operations in the accompanying consolidated statement of operations are as follows:

	2001	2000
Product sales	$11,735	$12,386
Cost of product sales	8,132	8,617

Gross Profit	3,603	3,769
Operating expenses	3,931	3,682

Operating (loss) / profit	(328)	87
Other expense	(209)	(101)

Net loss from discontinued operations	$(537)	$(14)

3.    Business Acquisitions

        On December 2, 1999, Landec acquired Apio, Inc. and certain related entities ("Apio"), located in Guadalupe, California, a marketer and packer of produce and specialty packaged fresh-cut vegetables. Upon closing, Landec paid $21.0 million in cash and stock, before expenses, for Apio, which will operate as a wholly owned subsidiary of Landec. In addition, the agreement provides for future payments to the former owners of Apio of up to $4.0 million at May 25, 2003. These payments consist of a) $1.5 million in earn-out payments, to a former owner and current CEO of Apio, is due in periodic scheduled payments through February 2004 and is recorded in other accrued liabilities in the consolidated balance sheets, (earnout payments totalling $3.2 million had previously been paid) and b) $2.5 million non-interest bearing notes to the sellers which will be paid in equal annual installments over the next two years (recorded at $2.2 million on a discounted basis in long-term debt, both current and non-current, in the consolidated balance sheets), three payments of $1.1 million each had previously been made in January 2001, January 2002 and January 2003. The transaction was accounted for as a purchase. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments predominantly related to earnout payments. These allocations are based on independent valuations and other studies. Certain adjustments have been made to the purchase price allocation originally reported by the Company, including the addition of $4.7 million due to the earn-out previously discussed, as well as the recording of an additional $500,000 of transaction related costs. In addition, the purchase price was increased in the second quarter of fiscal year 2000 by $2.1 million to reflect a change in the estimated value of Landec Common Stock issued at close and in the third quarter of fiscal year 2001 by $591,000, on a discounted basis, to adjust the notes payable to the sellers as a result of Landec's Common Stock having an average closing price in June 2001 below $6.00 per share.

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

Fiscal Year 2000
Revenue	$224,671
Net loss	$(2,179)
Net loss per share	$(0.14)

4.    Exit of Fruit Processing and Domestic Commodity Vegetable Businesses

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

        The Company recorded a charge of $525,000 in fiscal year 2000, primarily for severance and payroll related costs, in the accompanying consolidated statement of operations. This amount was fully paid in fiscal year 2001. In June 2002, the Company sold the fruit processing facility for $2.2 million and recorded a gain on the sale of $436,000 which is included in other income for fiscal year 2002 in the consolidated statement of operations. In December 2002, the Company sold a portion of the fruit processing equipment and the rights to the Company's Great Whites™ trademark to the purchaser of the facility for $703,000 resulting in a net gain of $39,000. The portion of the fruit equipment that was not sold is being used in Apio's value-added vegetable business. Included in the assets held for sale amount in the accompanying consolidated balance sheets as of October 28, 2001 was $2.8 million related to the fruit processing facility and equipment.

        During fiscal year 2003, management of Landec decided to exit its domestic commodity vegetable business in order to focus on Apio's growing value-added specialty packaging and export business. The Company recorded a charge of $1.1 million in fiscal year 2003, primarily for the writedown of inventory that the Company would no longer be able to sell as a result of exiting this business and the writedown of notes receivable that the Company determined would be uncollectible as a result of the Company no longer continuing this business activity. As of May 25, 2003, the Company was seeking to sell certain assets associated with this business, predominantly carton inventory and equipment.

5.    Notes and Advances Receivable

	May 25, 2003	October 27, 2002	October 28, 2001
Notes and advances receivable at May 25, 2003, October 27, 2002 and October 28, 2001 consisted of the following (in thousands):
Various notes receivable from growers, with principal and interest ranging from the prime rate to the prime rate plus 3% to a maximum of 10%, payments to be withheld from proceeds derived from crop sales, due through December 2003, secured by crops and/or deeds of trust	$843	$2,731	$3,902
Note receivable due from buyer of fruit processing equipment in annual installments of $98,143 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets	703	—	—
Notes receivable due from grower in monthly installments of $33,333 plus interest at prime rate plus 1.0%, with final payment due on October 31, 2004, secured by deed of trust	556	801	—
Note receivable due from grower in annual installments of $114,885 including interest at 7%, with final payment due October 31, 2006, secured by deed of trust	541	—	—
Various notes receivable from growers bearing no interest on cartons in inventory, payments to be withheld based on carton usage, due through December 2003, secured by carton inventory	268	318	—
Notes receivable due from grower, with principal and interest ranging from prime rate plus 1.75% to prime rate plus 2.0%, secured by their respective partnership interest in Apio Cooling	441	280	—
Note receivable due from grower in annual installments of $60,714 plus interest at prime rate plus 1.0% with final payment due November 1, 2004, secured by crops	—	249	243
Note receivable due from grower in annual installments of $20,000 plus interest at prime rate plus 1.0% with final payment due January 31, 2005, secured by crops	—	619	674
Note receivable due from grower with payment due on October 20, 2003 of $116,595 plus interest at prime rate plus 1.0%, and final payment of $60,714 due October 20, 2004 plus interest at prime rate plus 1.0% secured by leasehold rights	177	—	—
Note receivable due from grower in annual installments of $33,437 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured	137	—	—
Note receivable due from a related party with interest at the prime rate, payments to be withheld from proceeds derived from crop sales due December 31, 2003, secured by crops and deeds of trust	83	751	475
Note receivable due from buyer of fruit processing equipment in annual installments of $2,857 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009	21	—	—
Short term advances and other	161	3	930

Gross notes and advances receivable	3,931	5,752	6,224
Less allowance for doubtful notes	(416)	(224)	(225)

Net notes and advances receivable	3,515	5,528	5,999
Less current portion of notes and advances receivable, including related party note	(2,395)	(4,396)	(4,393)

Non-current portion of notes and advances receivable	$1,120	$1,132	$1,606

        Landec is obligated to make additional loans to growers under certain of these note receivable agreements. At May 25, 2003, Landec had outstanding commitments to fund up to an additional $1.1 million to growers under these existing note receivable agreements.

6.    Property and Equipment

        Property and equipment consists of the following (in thousands):

	May 25, 2003	October 27, 2002	October 28, 2001
Land and buildings	$10,334	$10,319	$10,196
Leasehold improvements	1,443	1,479	1,722
Computer, capitalized software, machinery, equipment and autos	19,256	19,666	12,041
Furniture and fixtures	526	534	1,730
Construction in process	689	230	3,675

	32,248	32,228	29,364
Less accumulated depreciation and amortization	(13,737)	(12,326)	(9,365)

	$18,511	$19,902	$19,999

        Depreciation expense for the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000 was $1.9 million, $3.3 million, $2.7 million, and $2.9 million, respectively. Equipment under capital leases, which totals approximately $4.4 million at May 25, 2003, is security for the related lease obligations. The related accumulated amortization is $994,000.

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

	Year Ended
	October 28, 2001	October 29, 2000
Net loss as reported	$(7,875)	$(3,998)
Goodwill and other intangible amortization	2,675	2,055

Adjusted net loss	$(5,200)	$(1,943)

Loss per share as reported	$(0.48)	$(0.25)
Goodwill and other intangible amortization	0.16	0.13

Adjusted loss per share	$(0.32)	$(0.12)

Changes in the carrying amount of goodwill for the seventh months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 by reportable segment, are as follows (in thousands):

	Food Products Technology	Agricultural Seed Technology	Total
Balance as of October 28, 2000	$19,107	$2,604	$21,711
Goodwill acquired during the period	1,170	416	1,586
Goodwill amortized during the period	(1,102)	(193)	(1,295)

Balance as of October 28, 2001	19,175	2,827	22,002
Workforce and customer base reclassified	2,187	1,062	3,249
Goodwill acquired during the period	—	482	482

Balance as of October 27, 2002	21,362	4,371	25,733
Goodwill acquired during the period	—	383	383

Balance as of May 25, 2003	$21,362	$4,754	$26,116

        Information regarding Landec's other intangible assets is as follows (in thousands):

	May 25, 2003			October 27, 2002			October 28, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Unamortized Intangible Assets
Trademark	$13,300	$(1,730)	$11,570	$13,300	$(1,730)	$11,570	$13,300	$(1,730)	$11,570
Amortized Intangible Assets
Other	579	(439)	140	579	(402)	177	5,536	(2,003)	3,533

	$13,879	$(2,169)	$11,710	$13,879	$(2,132)	$11,747	$18,836	$(3,733)	$15,103

        Amortization expense including amortization of other assets, for the seven months ended May 25, 2003 was $132,000 and $9,000 for Food Products Technology and Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, was $141,000, $199,000, $2.7 million and $2.2 million for the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000, respectively.

8.    Shareholders' Equity

  Convertible Preferred Stock

        The Company has authorized two million shares of preferred stock, and as of May 25, 2003 has outstanding 160,881 shares of Series B Preferred Stock.

        On November 19, 2002, 166,667 shares of Series A Convertible Preferred Stock were converted into 1,666,670 shares of Common Stock.

        Pursuant to a Series B Convertible Preferred Stock Purchase Agreement dated October 24, 2001, by and among the Company and the Seahawk Ranch Irrevocable Trust, the Company completed a financing that raised approximately $5.0 million through a private placement of its Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Pursuant to this agreement, the Company issued 142,857 shares of Series B Preferred Stock of the Company at $35.00 per share (representing 1,428,570 shares of Common Stock on a converted basis). A director of the Company is a trustee of the Seahawk Ranch Irrevocable Trust. From October 24, 2001 through May 25, 2003, 18,024 shares of Series B Preferred Stock were issued as dividends to the Seahawk Ranch Irrevocable Trust.

        Each share of Series B convertible preferred stock is, at the option of the holder, convertible into shares of Common Stock, subject to certain antidilution adjustments, in accordance with the conversion formula provided in the Company's Articles of Incorporation (currently a 10:1 ratio).

        Each share of convertible preferred stock is entitled to the number of votes equal to the number of shares of Common Stock into which such shares could be converted and have the voting rights and powers of the Common Stock, voting together as a single class.

        Holders of Series B Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001 of shares of Series B Preferred Stock. Series B preferred stockholders have been issued 18,024 shares of Series B Preferred Stock as stock dividends since the close of the sale. Dividends for Series B Preferred Stock are cumulative and were declared by the Company's Board of Directors and issued at a price of $35 per share as per the agreement. The Series B Preferred Stock is redeemable, solely at the option of the Company, at principal plus accrued dividends, which accrue when declared at a rate of $2.80 per share annually.

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

        At May 25, 2003, the Company had 7,199,292 common shares reserved for future issuance under Landec stock option plans (5,234,100) and employee stock purchase plans (356,382) and for conversion of outstanding preferred stock (1,608,810).

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

        Activity under all Landec Stock Option Plans is as follows:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 1999	1,447,284	2,935,720	$4.14
Additional shares reserved	1,000,000	—	—
Options granted	(1,614,150)	1,614,150	$6.27
Options exercised	—	(94,002)	$3.42
Options forfeited	141,029	(141,029)	$5.19
Expired in 1988 Plan	(4,078)	—	—

Balance at October 29, 2000	970,085	4,314,839	$4.92
Additional shares reserved	500,000	—	—
Options granted	(606,800)	606,800	$3.44
Options exercised	—	(311,609)	$0.72
Options forfeited	599,264	(599,264)	$5.45
Expired in 1988 Plan	(58,281)	—	—

Balance at October 28, 2001	1,404,268	4,010,766	$4.93
Options granted	(430,739)	430,739	$3.44
Options exercised	—	(71,574)	$0.86
Options forfeited	334,581	(334,581)	$4.91
Expired in 1988 Plan	(85,760)	—	—

Balance at October 27, 2002	1,222,350	4,035,350	$4.85
Options granted	(375,000)	375,000	$2.34
Options exercised	—	(23,600)	$0.66
Options forfeited	332,506	(332,506)	$5.06

Balance at May 25, 2003	1,179,856	4,054,244	$4.63

        At May 25, 2003, October 27, 2002, October 28, 2001 and October 29, 2000, options to purchase 3,161,710, 3,249,878, 2,901,861 and 1,974,146 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

        No deferred compensation expense was recognized in the Company's financial statements for stock-option awards under APB 25 for the seven months ended May 25, 2003, and fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000.

        The following tables summarize information about Landec options outstanding and exercisable at May 25, 2003.

OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.5800 - $2.5500	465,752	6.16	$1.66
$2.8200 - $3.3750	642,374	8.30	$3.22
$3.4000 - $3.9600	415,478	8.36	$3.61
$4.0000 - $4.9380	280,375	5.87	$4.88
$5.0000 - $5.0000	912,357	4.59	$5.00
$5.2500 - $6.1250	137,700	6.23	$5.81
$6.2500 - $6.2500	870,000	2.54	$6.25
$6.5630 - $7.6250	330,208	5.35	$6.89

$0.5800 - $7.6250	4,054,244	5.56	$4.63
OPTIONS EXERCISEABLE
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.5800 - $2.5500	293,969	$1.53
$2.8200 - $3.3750	251,497	$3.22
$3.4000 - $3.9600	321,831	$3.56
$4.0000 - $4.9380	270,403	$4.90
$5.0000 - $5.0000	737,357	$5.00
$5.2500 - $6.1250	124,312	$5.79
$6.2500 - $6.2500	870,000	$6.25
$6.5630 - $7.6250	292,341	$6.98

$0.5800 - $7.6250	3,161,710	$4.92

        Employee Stock Purchase Plan.    The Company has an employee stock purchase plan which permits eligible employees to purchase Common Stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of the offering period or on the purchase date. As of May 25, 2003, 618,618 shares have been issued under the Purchase Plan.

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

        The following table summarizes activity under the Landec Ag Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at October 31, 1999	476,691	1,522,775	$0.24
Options granted	(211,900)	211,900	$1.00
Options exercised	—	(18,215)	$0.21
Options forfeited	10,360	(10,360)	$0.37

Balance at October 29, 2000	275,151	1,706,100	$0.33
Options granted	(23,200)	23,200	$1.00
Options exercised	—	(107,333)	$0.11
Options forfeited	41,667	(41,667)	$0.70

Balance at October 28, 2001	293,618	1,580,300	$0.35
Options granted	(20,000)	20,000	$1.00
Options exercised	—	(200,000)	$0.10
Options forfeited	10,530	(10,530)	$0.42

Balance at October 27, 2002	284,148	1,389,770	$0.39
Options granted	(57,000)	57,000	$1.00
Options exercised	—	—	—
Options forfeited	1,770	(1,770)	$1.00

Balance at May 25, 2003	228,918	1,445,000	$0.41

        At May 25, 2003, options to purchase 1,311,830 shares with an average exercise price of $0.36 per share of Landec Ag's common stock were vested. For the options outstanding at May 25, 2003, 725,000 options were granted with an exercise price of $0.10, 241,800 options were granted with an exercise price of $0.20 and 478,200 were granted with an exercise price of $1.00. As of May 25, 2003, the Company has 1,673,918 common shares reserved for future issuance under the Landec Ag stock option plan.

        Apio Stock Plan.    In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 25, 2003, options for two million shares had been granted at an exercise price of $2.10 per share.

        In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 25, 2003, options for 515,625 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

        The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at December 2, 1999	4,000,000	—	—
Options granted	(2,814,000)	2,814,000	$2.10
Options exercised	—	—
Options forfeited	57,000	(57,000)	$2.10

Balance at October 29, 2000	1,243,000	2,757,000	$2.10
Options granted	(134,500)	134,500	$2.10
Options exercised	—	(583)	$2.10
Options forfeited	104,022	(104,022)	$2.10

Balance at October 28, 2001	1,212,522	2,786,895	$2.10
Options granted	(145,000)	145,000	$2.10
Options exercised	—	—	$2.10
Options forfeited	143,251	(143,251)	$2.10

Balance at October 27, 2002	1,210,773	2,788,644
Options granted	(100,000)	100,000	$2.10
Options exercised	—	—	$2.10
Options forfeited	373,019	(373,019)	$2.10

Balance at May 25, 2003	1,483,792	2,515,625

        At May 25, 2003, options to purchase 2,255,846 shares of Apio common stock were vested. As of May 25, 2003, the Company has 3,999,417 common shares reserved for future issuance under the Apio stock option plans.

9. Debt

  Revolving debt

        On May 25, 2003, Apio had a revolving line of credit with Bank of America that allowed for borrowings up to a maximum of $12.0 million, which expires on August 31, 2003. Outstanding amounts bear interest at the greater of the prime rate set by Bank of America or the Federal fund rate plus a margin of 1.75%, (5.75% at May 25, 2003). At May 25, 2003, October 27, 2002 and October 28, 2001, $6.2 million, $7.6 million and $11.0 million, respectively, were outstanding under the revolving line of credit. The revolving line of credit contains certain restrictive covenants, which, among other things, affect the ability of Apio to make payments on debt owed by Apio to Landec. The Company has subordinated to Bank of America $23.1 million of contributions made from Landec to Apio from the acquisition date of December 2, 1999 through May 25, 2003. Landec has pledged substantially all of the assets of Apio to secure the revolving line of credit. On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under this agreement. Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.50 or 4.5% on an annual basis. The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 25, 2003, $1.0 million was outstanding under the revolving line of credit.

        The weighted average interest rate on the Company's lines of credit was 5.51%, 5.46% and 6.54% for the seven months ended May 25, 2003 and for the fiscal years ended October 27, 2002 and October 28, 2001, respectively.

        In addition, under a $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum term note. As of May 25, 2003, $346,000 was outstanding under this term note.

  Long-Term Debt

        Long-term debt consists of the following (in thousands):

	May 25, 2003	October 27, 2002	October 28, 2001
Bank term loan for Apio	$—	$—	$8,250
Contractual obligation to former owners of Apio; due in annual installments of $1,235,000 through January 2, 2005 (see Note 3)	2,170	3,122	4,023
Note payable of Apio to a commercial finance company; due in monthly installments of $10,500 including interest at 3.8% with final payment due December 2019	1,541	1,580	1,645
Capital lease obligation due in monthly installments of $65,900, including interest at 11.27% with final payment due April 2004, secured by computer hardware and a letter of credit	747	1,147	1,663
Note payable of Apio to a bank; due in monthly installments of $8,000 including interest at 8.03% with final payment due December 2015	767	789	822
Various notes payable with interest rates ranging from 8.00% to 9.38%	796	522	843
Capitalized lease obligations with interest rates ranging from 10.47% to 19.45%	229	285	558

	6,250	7,445	17,804
Less current portion	(2,375)	(2,193)	(4,969)

	$3,875	$5,252	$12,835

        Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

FY 2004	$2,375
FY 2005	1,588
FY 2006	309
FY 2007	136
FY 2008	133
Thereafter	1,709

$6,250

        In May 2001, Apio entered into a capital lease agreement to fund the majority of the costs of a new ERP business system. As of May 25, 2003, $747,000 was outstanding under this capital lease.

        The contractual obligation of $2.5 million ($1.235 million a year for two years) to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate resulting in a discounted value of $2.2 million at May 25, 2003. In June 2001, under provisions of the acquisition agreement, because Landec's closing stock price was below $6.00 on average during June 2001, the Company increased its obligation to the former owners of Apio by $700,000 ($591,000 on a discounted basis), $350,000 of which was outstanding at May 25, 2003 and is included in the $2.5 million referenced above.

        The term debt and revolving note agreements contains various financial covenants including minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios. The loan agreements, through restricted payment covenants and amendments, limit the ability of Apio and Landec Ag to make cash payments to Landec.

        Landec has pledged substantially all of Apio's and Landec Ag's assets to secure their term debt.

10. Income Taxes

        The Company has recorded no provision for income taxes for the seven months ended May 25, 2003 and for the years ended October 27, 2002, October 28, 2001, and October 29, 2000, respectively.

        As of May 25, 2003, the Company had federal and state net operating loss carryforwards of approximately $42.8 million and $8.2 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $900,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2023, if not utilized.

        Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	May 25, 2003	October 27, 2002	October 28, 2001
Deferred tax assets:
Net operating loss carryforwards	$15,000	$16,000	$13,200
Research credit carryforwards	1,800	1,800	1,800
Capitalized research and development	200	200	300
In-process research and development	—	—	800
Discontinued operation—Dock Resins	—	—	1,000
Other—net	(500)	(500)	—

Net deferred tax assets	16,500	17,500	17,100
Valuation allowance	(16,500)	(17,500)	(17,100)

Net deferred tax assets	$—	$—	$—

        Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance, which has decreased by $1.0 million in the current year.

        Approximately $152,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11. Commitments and Contingencies

  Operating Leases

        Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through December 2006. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at May 25, 2003 are as follows (in thousands):

Amount
FY2004	$497
FY2005	69
FY2006	45
FY2007	22

$633

        Rent expense for operating leases, including month to month arrangements was $883,000 for the seven months ended May 25, 2003, $1.3 million for the fiscal year ended October 27, 2002, $921,000 for the fiscal year ended October 28, 2001 and $1.1 million for the fiscal year ended October 29, 2000.

  Land Leases

        Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2005. Landec subleases substantially all of the farmland to growers. The subleases are generally non-cancelable and expire through October 2005. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 25, 2003 are as follows (in thousands):

	Minimum Lease Payments	Sublease Rents Receivable	Net
FY 2004	$1,344	$1,218	$126
FY 2005	776	726	50
FY 2006	99	78	21

	$2,219	$2,022	$197

        Rent expense for land leases net of sublease rents, including month to month arrangements was $125,000 for the seven months ended May 25, 2003, $378,000 for the fiscal year ended October 27, 2002, $131,000 for the fiscal year ended October 28, 2001 and $248,000 for the fiscal year ended October 29, 2000.

  Employment Agreements

        Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $328,000 at May 25, 2003, $278,000 at October 27, 2002 and $502,000 at October 28, 2001.

  Licensing Agreement

        In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the agreement, the Company is obligated to make annual payments as follows: $250,000 for fiscal year 2004 and $200,000 for fiscal years 2005 through 2011 and $100,000 in fiscal year 2012.

  Purchase Commitments

        At May 25, 2003, the Company was committed to pay $1.2 million for the purchase of produce, that will occur during fiscal year 2004.

12. Employee Savings and Investment Plans

        The Company sponsors a 401(k) plan which is available to substantially all of the Company's employees.

        Landec's Corporate Plan, which is available to Landec Corporate and Landec Ag employees ("Landec Plan"), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants' contribution up to 3% of the participants' salary. In May 2003, the Company again amended the plan to make the Company's matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the seven months ended May 25, 2003 and for the fiscal years ended October 27, 2002 and October 28, 2001, the Company contributed $171,000, $126,000 and $96,000, respectively, to the Landec Plan.

        The Company also sponsored a 401(k) plan available to substantially all of Apio's employees ("Apio Plan"). The plan's participants could contribute from 1% to 50% of their salary, up to the IRS limitation into designated investment funds. Apio, in turn, contributed an amount, as required by the plan, which was a portion of the participant's contributions. Participants were at all times fully vested in their contributions. Apio's contribution vested over a six-year period beginning in year two at a rate of 20% per year. In the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002, October 28, 2001 and October 29, 2000, Apio contributed $36,000, $320,000, $208,000, and $282,000, respectively, to the Apio Plan.

        In December 2002, the Apio Plan was merged into the Landec Plan and all funds from the Apio Plan were transferred into the Landec Plan at that time.

13. Business Segment Reporting

        Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intelimer packaging technology for the fresh-cut and whole produce industry through its Apio subsidiary. The amounts presented for fiscal year 2000 include the results of Apio from the effective acquisition close date of November 29, 1999 through October 29, 2000. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec's proprietary Intelimer® polymers through Landec Ag. The Corporate and Other segment includes the operations from the Company's Technology Licensing/Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment.

Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Operations by Business Segment consisted of the following (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Seven Months Ended May 25, 2003
Net sales	$90,431	$21,042	$786	$112,259
International sales	$17,948	$—	$—	$17,948
Gross profit	$11,334	$8,584	$786	$20,704
Net income (loss)	$(1,672)	$3,197	$266	$1,791
Identifiable assets	$76,669	$17,994	$2,224	$96,887
Depreciation and amortization	$1,687	$277	$77	$2,041
Capital expenditures	$988	$222	$26	$1,236
Interest income	$128	$2	$14	$144
Interest expense	$568	$74	$—	$642
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 27, 2002
Net sales	$160,596	$19,439	$3,120	$183,155
International sales	$36,273	$—	$—	$36,273
Gross profit	$20,183	$8,037	$3,120	$31,340
Net income (loss) from continuing operations	$(2,134)	$(714)	$3,049	$201
Identifiable assets	$65,489	$15,405	$26,909	$107,803
Depreciation and amortization	$2,822	$507	$171	$3,500
Capital expenditures	$1,774	$634	$138	$2,546
Interest income	$184	$46	$17	$247
Interest expense	$1,440	$109	$2	$1,551
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 28, 2001
Net sales	$173,609	$16,211	$826	$190,646
International sales	$33,139	$—	$—	$33,139
Gross profit	$20,458	$6,659	$697	$27,814
Net income (loss) from continuing operations	$(2,632)	$(2,761)	$555	$(4,838)
Identifiable assets	$81,399	$17,842	$20,881	$120,122
Depreciation and amortization	$3,918	$1,120	$392	$5,430
Capital expenditures	$6,108	$462	$391	$6,961
Interest income	$601	$4	$12	$617
Interest expense	$2,536	$253	$—	$2,789
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 29, 2000
Net sales	$178,871	$17,212	$1,143	$197,226
International sales	$34,607	$—	$—	$34,607
Gross profit	$21,958	$7,224	$829	$30,011
Net income (loss) from continuing operations	$249	$(2,914)	$595	$(2,070)
Identifiable assets	$95,267	$15,775	$17,123	$128,165
Depreciation and amortization	$3,668	$1,055	$391	$5,114
Capital expenditures	$2,839	$763	$185	$3,787
Interest income	$723	$82	$68	$873
Interest expense	$2,060	$23	$—	$2,083
Income tax expense (benefit)	$588	$—	$(588)	$—

14.    Quarterly Consolidated Financial Information (unaudited)

        The following is a summary of the unaudited quarterly results of operations for the seven months ended May 25, 2003, and the fiscal years 2002 and 2001 (in thousands, except for per share amounts):

Seven Months Ended May 25, 2003	Three Months Ended January 26 2003	Three Months Ended April 27, 2003
Revenues	$41,125	$56,845
Gross profit	$5,723	$12,738
Net income (loss)	$(2,036)	$4,673
Net income/(loss) per basic share	$(0.10)	$0.22
Net income/(loss) per dilutive share	$(0.10)	$0.18

FY 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2002
Revenues	$40,346	$57,118	$44,469	$41,222	$183,155
Gross profit	4,687	13,800	6,514	6,339	31,340
Income (loss) from continuing operations	(3,520)	5,423	(482)	(1,220)	201
Income (loss) from discontinued operations	—	—	—	(1,688)	(1,688)
Net income (loss)	$(3,520)	$5,423	$(482)	$(2,908)	$(1,487)
Basic amounts per common share:
Continuing operations	$(.22)	$.30	$(.03)	$(.07)	$(.01)
Discontinued operations	—	—	—	(.09)	(.09)
Net income/(loss) per basic share	$(.22)	$.30	$(.03)	$(.16)	$(.10)
Dilutive amounts per common share:
Continuing operations	$(.22)	$.24	$(.03)	$(.07)	$(.01)
Discontinued operations	—	—	—	(.09)	(.09)
Net income/(loss) per dilutive share	$(.22)	$.24	$(.03)	$(.16)	$(.10)

FY 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2001
Revenues	$44,735	$59,807	$47,050	$39,054	$190,646
Gross profit	4,832	11,236	6,024	5,722	27,814
Income (loss) from continuing operations	(3,924)	3,525	(1,553)	(2,886)	(4,838)
Income (loss) from discontinued operations	(15)	(343)	209	(2,888)	(3,037)
Net income (loss)	$(3,939)	$3,182	$(1,344)	$(5,774)	$(7,875)
Basic amounts per common share:
Continuing operations	$(.24)	$.22	$(.09)	$(.17)	$(.29)
Discontinued operations	—	(.02)	.01	(.18)	(.19)
Net income/(loss) per basic share	$(.24)	$.20	$(.08)	$(.35)	$(.48)
Dilutive amounts per common share:
Continuing operations	$(.24)	$.19	$(.09)	$(.17)	$(.29)
Discontinued operations	—	(.02)	.01	(.18)	(.19)
Net income/(loss) per dilutive share	$(.24)	$.17	$(.08)	$(.35)	$(.48)

15.    Subsequent Events (unaudited)

        Effective June 30, 2003, the Company sold certain assets related to its former domestic commodity vegetable business to Apio Fresh, LLC, in exchange for notes receivable, a long-term produce supply agreement for the Company's value-added specialty packaging business and a per carton royalty for use of Apio's brand names based on units sold by Apio Fresh, LLC.

        On August 20, 2003, the Company entered into a $12 million revolving line of credit based on Apio's accounts receivable levels and a $3.0 million equipment line of credit ("the Lines") with Wells Fargo Business Credit, Inc. ("Wells Fargo"). Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo plus one percent (5% at close). The Lines expire July 31, 2006. The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec. Landec has pledged substantially all of the assets of Apio to secure the Lines. Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its revolving line of credit with Bank of America.

LANDEC CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE I

Condensed Balance Sheets

	May 25, 2003	October 27, 2002	October 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$64	$3,778	$12
Accounts receivable,	93	111	82
Inventory	65	68	47
Prepaid expenses and other current assets	1,755	1,342	47

Total current assets	1,977	5,299	188
Property, plant and equipment	3,568	3,543	3,535
Less accumulated depreciation	(3,238)	(3,162)	(3,105)

	330	381	430
Other assets (principally investment in and amounts due from wholly owned subsidiaries)	57,524	53,840	52,657

	$59,831	$59,520	$53,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$1,168	$2,745	$2,536
Other liabilities	760	812	900
Shareholders' equity:
Preferred stock	5,531	14,461	14,049
Common stock	110,100	100,802	93,191
Accumulated deficit	(57,728)	(59,300)	(57,401)

Total shareholders' equity	57,903	55,963	49,839

	$59,831	$59,520	$53,275

Condensed Statements of Income

	Seven Months Ended		Year Ended
	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001	October 29, 2000
Revenues:
Net sales and gross revenue	$786	$1,676	$3,121	$825	$1,142
Management fees and interest income from subsidiaries	2,058	2,344	3,383	3,376	3,407

	2,844	4,020	6,504	4,201	4,549
Cost and expenses:
Cost of products sold	—	—	—	127	222
Research and development	851	661	1,075	712	887
Selling, general and administrative expenses	1,743	1,690	2,359	2,807	3,309
Other (income) expense, net	(14)	(2)	—	—	148

	2,580	2,349	3,434	3,646	4,566

Income (loss) before equity in net income (loss) of subsidiaries	264	1,671	3,070	555	(17)
Equity in net income (loss) of subsidiaries:
Equity in net income (loss) from continuing operations of subsidiaries	1,527	(169)	(2,869)	(5,393)	(2,053)
Equity in net loss from discontinued operations of subsidiaries:
Loss from discontinued operations	—	—	—	(537)	(14)
Loss on disposal of discontinued operations	—	—	(1,688)	(2,500)	—

	—	—	(1,688)	(3,037)	(14)

Equity in net income (loss) of subsidiaries	1,527	(169)	(4,557)	(8,430)	(2,067)

Net income (loss) before cumulative effect of change in accounting	1,791	1,502	(1,487)	(7,875)	(2,084)
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	(1,914)

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)

Net income (loss)	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)
Dividends on Series B preferred stock	(219)	(202)	(412)	—	—

Net income (loss) applicable to common shareholders	$1,572	$1,300	$(1,899)	$(7,875)	$(3,998)

Condensed Statements of Cash Flows

		Year Ended
	Seven Months Ended May 25, 2003
		October 27, 2002	October 28, 2001	October 29, 2000
Cash used in operating activities	$(3,805)	$(13,155)	$(5,692)	$(4,240)
Investing activities:
Acquisition of Apio, Inc.	—	—	—	(6,793)
Purchases of property, plant and equipment	(26)	(8)	(85)	(138)
Proceeds from sale of Dock Resins	—	9,406	—	—
Other	(32)	(88)	(87)	961

	(58)	9,310	(172)	(5,970)
Financing activities:
Proceeds from sale of common stock	149	7,611	636	707
Proceeds from sale of preferred stock	—	—	4,900	9,149

	149	7,611	5,536	9,856

Increase (decrease) in cash	$(3,714)	$3,766	$(328)	$(354)

Notes to Condensed Financial Statements

Note A—Basis of Presentation

        In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries since the date of acquisition. The Company's share of net income (loss) of its unconsolidated subsidiaries is included in consolidated net income (loss) using the equity method. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

LANDEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

SCHEDULE II

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended October 29, 2000 Allowance for doubtful accounts	$45	$2,885	$(1,296)	$1,634
Year ended October 28, 2001 Allowance for doubtful accounts	$1,634	$1,958	$(2,487)	$1,105
Year ended October 27, 2002 Allowance for doubtful accounts	$1,105	$1,313	$(1,172)	$1,246
Seven months ended May 25, 2003 Allowance for doubtful accounts	$1,246	$263	$(902)	$607

(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the period April 28, 2003 to May 25, 2003. Subsequent to May 25, 2003, a report on Form 8-K filed on June 9, 2003 reported the announcement of the financial results for the Company's second quarter of fiscal year 2003, a report on Form 8-K filed on July 18, 2003 reported the sale of certain assets related to the former domestic vegetable business and a report on Form 8-K filed on August 12, 2003 reported the announcement of the financial results for the seven-month period ended May 25, 2003.

(c)
Index of Exhibits.

Exhibit Number:	Exhibit Title
2.3
Form of Agreement and Plan Merger and Purchase Agreement by and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 2, 1999.
2.4
Stock Purchase Agreement between The Lubrizol Corporation and the Registrant dated as of October 24, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 24, 2002.
2.5
Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
3.1	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
3.2
Ninth Amended and Restated Articles of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
3.3	Certificate of Determination of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
3.4	Certificate of Determination of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 25, 2001.
4.1*
Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24, 2001, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 25, 2001.
10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
10.3*
1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.4*
1995 Directors' Stock Option Plan, as amended, incorporated herein by reference to the identically entitled exhibit filed with the Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held April 15, 1998.

10.5*
Form of Option Agreement for 1995 Directors' Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.6
Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
10.15*
1996 Landec Ag Stock Option Plan and form of Option Agreements, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.16*
Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.17*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.18*
Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.
10.19
Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 28, 1997.
10.22*
Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase, incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 10, 1998.
10.24*
Employment Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.25*
Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.26*
1999 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.27
Loan Agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.28*
2000 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended October 29, 2000.

10.29
Credit Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended, incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.
10.30*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.
10.31
Amendment No. 2 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2001, incorporated herein by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.32
Amendment No. 3 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 26, 2001, incorporated herein by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.33
Waiver and Amendment No. 4 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of September 11, 2001, incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.34
Amendment No. 5 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of October 26, 2001, incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.35*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.36
Amendment No. 6 to Loan Agreement between Apio, Inc. and the Bank of America dated as of April 1, 2002, incorporated herein by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2002.
10.37
Amendment No. 7 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2002, incorporated herein by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2002.
10.38
Amendment No. 8 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2002, incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.39
Amendment No. 9 to Loan Agreement between Apio, Inc. and the Bank of America dated as of October 31, 2002, incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.40
Amendment No. 2 to the Purchase Agreement between the Registrant and Apio, Inc. dated December 17, 2002, incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.41
Amendment No. 10 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 15, 2003, incorporated herein by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.
10.42
Amendment No. 11 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 30, 2003, incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.

10.43
Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003, incorporated herein by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.
10.44
Amendment No. 13 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2003, incorporated herein by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.45*
Employment Agreement between the Registrant and Gary T. Steele dated as of April 5, 2003, incorporated herein by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.46
Fourth Amendment to Credit Agreement dated as of May 15, 2003, incorporated herein by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.47
Non-Competition Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
10.48
Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
10.49+	Amendment No. 14 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2003.
10.50+	Credit and Security Agreement between Apio, Inc. and Wells Fargo Business Credit, Inc. dated as of August 20, 2003.
10.51+	Credit and Security Agreement between Cal Ex Trading Company and Wells Fargo Business Credit, Inc. dated as of August 20, 2003.
21.1	Subsidiaries of the Registrant
Subsidiary	State of Incorporation
Landec Ag, Inc.	Delaware
Apio, Inc.	Delaware
23.1+	Consent of Independent Auditors.
24.1+	Power of Attorney—See page 90
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*
Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(c) of Form 10-K.
+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 22, 2003.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GARY T. STEELE Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2003
/s/ GREGORY S. SKINNER Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2003
/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	August 22, 2003
/s/ RICHARD DULUDE Richard Dulude	Director	August 22, 2003
/s/ FREDERICK FRANK Frederick Frank	Director	August 22, 2003
/s/ STEPHEN E. HALPRIN Stephen E. Halprin	Director	August 22, 2003
/s/ RICHARD S. SCHNEIDER Richard S. Schneider	Director	August 22, 2003
/s/ KENNETH E. JONES Kenneth E. Jones	Director	August 22, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.49	Amendment No. 14 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2003.
10.50	Credit and Security Agreement between Apio, Inc. and Wells Fargo Business Credit, Inc. dated as of August 20, 2003.
10.51	Credit and Security Agreement between Cal Ex Trading Company and Wells Fargo Business Credit, Inc. dated as of August 20, 2003.
23.1	Consent of Independent Auditors
24.1	Power of Attorney. See page 90.
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LANDEC CORPORATION ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
LANDEC CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands, except share and per share amounts)
LANDEC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
LANDEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LANDEC CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT SCHEDULE I
LANDEC CORPORATION VALUATION AND QUALIFYING ACCOUNTS (in thousands) SCHEDULE II
SIGNATURES