Form 10-Q
period 2003-08-31
LANDEC CORP \CA\
filed 2003-10-14
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 31, 2003, or

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

Yes  ☐       No  ☒

As of October 1, 2003, there were 21,222,397 shares of Common Stock and 164,099 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31, 2003	May 25, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,370	$3,699
Restricted cash	1,725	2,382
Accounts receivable, less allowance for doubtful accounts of $197 and $191 at August 31, 2003 and May 25, 2003	10,127	17,313
Accounts receivable, related party	483	—
Inventory	12,970	11,716
Investment in farming activities	78	50
Notes and advances receivable	1,306	2,312
Notes receivable, related party	376	83
Prepaid expenses and other current assets	2,118	1,614
Total Current Assets	33,553	39,169

Property and equipment, net	18,229	18,511
Goodwill, net	25,996	26,116
Trademarks and other intangible, net	11,729	11,710
Notes receivable	996	1,120
Notes receivable, related party	230	—
Other assets	232	261

Total Assets	$90,965	$96,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,291	$13,940
Grower payables	63	3,234
Related party payables	394	632
Accrued compensation	895	1,223
Other accrued liabilities	3,248	3,931
Deferred revenue	874	719
Lines of credit	7,375	7,244
Current maturities of long term debt	1,980	2,375
Total Current Liabilities	28,120	33,298

Long term debt, less current maturities	3,533	3,875
Other liabilities	703	760
Minority interest	1,190	1,051

Shareholders’ Equity:
Preferred stock	5,644	5,531
Common stock	110,240	110,100
Accumulated deficit	(58,465)	(57,728)
Total Shareholders’ Equity	57,419	57,903
Total Liabilities and Shareholders’ Equity	$90,965	$96,887

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31, 2003	September 1, 2002
Revenues:
Product sales	$38,827	$37,674
Services revenue	2,074	5,391
Service revenue, related party	763	756
License fees	22	653
Research, development and royalty revenues	117	353
Total revenues	41,803	44,827

Cost of revenue:
Cost of product sales	32,783	32,834
Cost of product sales, related party	1,108	674
Cost of services revenue	1,830	4,828
Total cost of revenue	35,721	38,336

Gross profit	6,082	6,491

Operating costs and expenses:
Research and development	921	834
Selling, general and administrative	5,483	6,380
Total operating costs and expenses	6,404	7,214
Operating loss	(322)	(723)

Interest income	53	77
Interest expense	(275)	(435)
Other (expense) income	(80)	473
Net loss	$(624)	$(608)

Net loss	$(624)	$(608)
Dividends on Series B preferred stock	(113)	(104)
Net loss applicable to common shareholders	$(737)	$(712)

Basic and diluted net loss per share	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per share	21,199	19,320

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31, 2003	September 1, 2002
Cash flows from operating activities:
Net loss	$(624)	$(608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	886	902
Write down of goodwill	120	—
Loss on disposal of property and equipment	1	450
Minority interest	139	213
Changes in current assets and liabilities:
Accounts receivable, net	6,703	(5,516)
Inventory	(1,493)	(373)
Investment in farming activities	(28)	(442)
Notes and advances receivable	1,252	233
Prepaid expenses and other current assets	(504)	(262)
Accounts payable	(649)	(143)
Grower payables	(3,171)	3,928
Related party payables	(238)	448
Accrued compensation	(328)	(31)
Other accrued liabilities	(683)	315
Deferred revenue	(80)	(2,169)
Net cash provided by (used in) operating activities	1,303	(3,055)

Cash flows from investing activities:
Purchases of property and equipment	(689)	(1,328)
Change in other assets and liabilities	(134)	309
Decrease in restricted cash	657	—
Decrease in assets held for sale	—	212
Proceeds from the sale of property and equipment	—	2,189
Net cash (used in) provided by investing activities	(166)	1,382

Cash flows from financing activities:
Proceeds from sale of common stock	140	148
Borrowings on lines of credit	5,364	8,655
Payments on lines of credit	(5,233)	(5,000)
Payments on long term debt	(737)	(2,503)
Proceeds from issuance of long term debt	—	60
Net cash (used in) provided by financing activities	(466)	1,360

Net increase (decrease) in cash and cash equivalents	671	(313)
Cash and cash equivalents at beginning of period	3,699	2,064
Cash and cash equivalents at end of period	$4,370	$1,751

Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$645	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$113	$104

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2003, and for all periods presented, have been made.

Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the seven month period ended May 25, 2003.

The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

2.              Recent Pronouncements

In May 2003, the EITF reached a consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The FASB ratified this consensus in May 2003. EITF Issue No. 01-8 provides guidance on how to identify a lease in an arrangement that also provides for the delivery of other goods or services by the seller (lessor), such as outsourcing arrangements. The provisions of EITF Issue No. 01-8 apply to arrangements entered into on or after August 1, 2003. Landec is currently evaluating the effect that the adoption of EITF Issue No. 01-8 will have on its results of operations and financial condition.

3.              Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is Apio’s CEO (see Note 8). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee per carton sold for the use of Apio’s brand names and Apio Fresh and its owner growers entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the three months ended August 31, 2003, a write down of goodwill of $120,000 allocable to this business.

4.              Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans, unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at the date of grant.

Pro forma information regarding net income and net income per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 2.27% to 3.37% for the three months ended August 31, 2003, 3.29% to 4.19% for the three months ended September 1, 2002; a dividend yield of 0.0% for the three months ended August 31, 2003 and September 1, 2002; a volatility factor of the expected market price of the Company’s common stock of 0.79 and 0.84 as of August 31, 2003 and September 1, 2002, respectively; and a weighted average expected life of the options of 5.33 years and 5.90 years for the three months ended August 31, 2003 and September 1, 2002, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three months ended,
	August 31, 2003	September 1, 2002
Net loss applicable to common shareholders	$(737)	$(712)
Deduct:
Stock-based employee expense determined under SFAS 123	(211)	(382)
Pro forma net loss	$(948)	$(1,094)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.04)

Basic and diluted pro forma net loss per share	$(0.04)	$(0.06)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

5.              Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  Subsequent to August 31, 2003, the Company completed its second annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the acquired businesses.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment charge was warranted as of August 31, 2003.

On June 30, 2003, the Company exited the selling of domestic commodity vegetable products. As a result of this sale, the Company reduced its goodwill by $120,000, which was the amount allocable to this business.

6.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 31, 2003	May 25, 2003
Finished goods	$8,947	$9,222
Raw material	3,708	2,350
Work in process	315	144
Inventory	$12,970	$11,716

7.              Debt

On August 20, 2003, Apio entered into a $12 million revolving line of credit based on Apio’s accounts receivable levels and a $3.0 million equipment line of credit (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo plus one percent (5% at August 31, 2003).  The Lines expire July 31, 2006.  The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its revolving line of credit with Bank of America.

8.              Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are shown separately in the accompanying financial statements as of August 31, 2003 and May 25, 2003 and for the three months ended August 31, 2003 and September 1, 2002.

Apio leases for $1.4 million on an annual basis agricultural land that is either owned, controlled or leased by the Apio CEO.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio either in the form of commodity products or value added products.  There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for both the vegetable commodity “fee-for-service” business and the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003.  The Apio CEO is a 12.5% owner in Apio Fresh.  In addition, the Apio CEO has a 7% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.

All related party transactions are monitored monthly by the Company and reviewed quarterly by the Audit Committee of the Board of Directors.

9.              Dividends

Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first two years, ten percent (10%) for the third year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001, of shares of Series B Convertible Preferred Stock.  The Series B preferred stockholder was issued 3,218 shares of Series B preferred stock on July 31, 2003 for accrued stock dividends.  Dividends for Series B preferred stock are cumulative and were declared by the Company’s Board of Directors and issued at a price of $35 per share as per the agreement.  The holder of Series B Convertible Preferred Stock has agreed to waive for no additional consideration the increase of the dividend to 10% and maintain the current rate of 8% for one additional year through October 2004.

10.           Comprehensive Income / Loss

The comprehensive income/loss of Landec is the same as the net income/loss.

11.            Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based specialty packaging for the retail grocery, club store and food services industry.  In June 2003, the Company exited the selling of domestic commodity vegetable products (see Note 3).  The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec’s proprietary Intelimer polymers.  The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment.  Corporate and other amounts include non-core operating activities and corporate operating costs.  All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Quarter ended August 31, 2003
Net sales	$41,526	$127	$150	$41,803
International sales	$12,628	$—	$—	$12,628
Gross profit	$5,894	$41	$147	$6,082
Net income (loss)	$1,240	$(1,981)	$117	$(624)
Interest expense	$240	$35	$—	$275
Interest income	$51	$—	$2	$53
Depreciation and amortization	$718	$125	$43	$886

Quarter ended September 1, 2002
Net sales	$43,902	$44	$881	$44,827
International sales	$10,912	$—	$—	$10,912
Gross profit	$5,578	$32	$881	$6,491
Net income (loss)	$772	$(2,236)	$856	$(608)
Interest expense	$424	$11	$—	$435
Interest income	$53	$12	$12	$77
Depreciation and amortization	$722	$144	$36	$902

During the three months ended August 31, 2003 and September 1, 2002, sales to the Company’s top five customers accounted for approximately 43% and 39%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Wal-Mart Stores Inc., accounting for approximately 13% and 17%, respectively, and Costco Wholesale Corp., accounting for approximately 11% and 12%, respectively of revenues.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the seven months ended May 25, 2003.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the seven months ended May 25, 2003.  Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s critical accounting policies which are included and described in the Form 10-K for the seven-month fiscal period ended May 25, 2003 filed with the Securities and Exchange Commission on August 22, 2003.

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

Landec has been unprofitable during each fiscal year, except for the seven-month period ended May 25, 2003, since its inception, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.  From inception through August 31, 2003, Landec’s accumulated deficit was $58.5 million.

Landec was incorporated in California on October 31, 1986.  We completed our initial public offering in 1996 and our common stock is listed on the Nasdaq National Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in two core business segments– Food Products Technology and Agricultural Seed Technology.  In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

The Company began marketing in early fiscal year 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry.  Our proprietary packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our “value-added” products.  In December 1999, we acquired Apio, our largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry.  Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  The fresh-cut value-added processing products business sells a variety of fresh-cut vegetables to the top retail grocery chains representing over 9,900 retail and club stores.  During the twelve months ended May 25, 2003, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

•                  Value-Added Supplier:  Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce.  It is focused on developing its Eat Smart® brand name for all of its fresh-cut and whole value-added products.  As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•                  Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and charges for services that include cooling, shipping and marketing.  The year-round sourcing of produce is a key component to both the traditional produce business as well as the fresh-cut and whole value-added processing business.

•                  Lower Cost Structure:  Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 49,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Landec’s proprietary Intelimer packaging technology.  Our strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•                  Export Capability:  Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx.  Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and has recently launched its iceless products to Asia using proprietary Intelimer packaging technology.

•                  Expanded Product Line Using Technology:  Apio, through the use of Landec’s Intelimer packaging technology, is in the early stages of introducing its technology in the whole produce business.  Its introduction of iceless packaging for broccoli crowns in November 2000 was the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intelimer packaging technology.  New iceless packaging is available for various broccoli products and green onions.

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

Results of Operations

Three Months Ended August 31, 2003 Compared to Three Months Ended September 1, 2002 (unaudited)

Total revenues for the three months ended May 25, 2003 were $41.8 million compared to $44.8 million during the same period last year.  Revenues from product sales and services for the three months ended August 31, 2003 decreased to $41.7 million from $43.8 million during the same period of the prior year due to decreased service revenues at Apio which decreased to $2.8 million during the three months ended August 31, 2003 compared to $6.1 million in service revenues during the same period last year as a result of the sale of Apio’s domestic commodity vegetable business on June 30, 2003 and from a decrease in Apio’s banana product sales which decreased to $487,000 during the three months ended August 31, 2003 compared to $2.1 million for the same period of the prior year as a result of no retail sales during the first quarter of fiscal year 2004.  These decreases in revenue were partially offset by increased revenues in Apio’s value added fresh-cut and whole vegetable produce business which increased to $22.3 million during the three months ended August 31, 2003 from $18.8 million in the same period of last year, as a result of increased product offerings, increased sales to existing customers and the addition of new customers.  Revenues from license fees decreased to $22,000 for the three months ended August 31, 2003 from $653,000 for the same period of the prior year.  Revenues from research and development funding for the three-month period ended August 31, 2003 decreased to $117,000 from $353,000 during the same period last year.  The decreases in license fees and research and development revenues were primarily due to a decrease in revenues from the licensing and research and development agreement with UCB Chemicals Corporation entered into in December 2001 which was recognized ratably over a 12-month period through December 2002.

Cost of product sales and services consists of material, labor and overhead.  Cost of product sales and services was $35.7 million for the three month period ended August 31, 2003 compared to $38.3 million for the same period last year.  Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 14.3% during the three months ended August 31, 2003 from 12.5% during the same period last year.  The increase in gross margins during the three month period ended August 31, 2003 compared to the same period of the prior year was due to higher margins in Apio’s value added vegetable business.  Overall gross profits were down slightly to $6.1 million for the three-month period ended August 31, 2003 compared to $6.5 million for the same period last year due to lower gross profits from service revenue, as a result of the sale of the domestic commodity business in June 2003, and lower licenses fee and research and development gross profits.

Research and development expenses increased to $921,000 for the three month period ended August 31, 2003 compared to $834,000 during the same period last year, an increase of 10%. Landec’s research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of Landec’s enabling side chain crystallizable polymer technology.  The increases in research and development expenses during the three months ended August 31, 2003 compared to the same period last year was primarily due to efforts being spent to develop the Company’s licensed partner applications.

Selling, general and administrative expenses were $5.5 million for the three month period ended August 31, 2003 compared to $6.4 million for the same period last year, a decrease of 14%. Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.  The decrease in selling, general and administrative expenses during the three months ended August 31, 2003 compared to the same period last year is primarily due to a decrease in selling, general and administrative expenses at Apio as a result of the sale of its domestic commodity vegetable business and from lower sales and marketing expenses at Landec Ag.  For the three months ended August 31, 2003, total sales and marketing expenses decreased to $2.0 million from $2.5 million during the same period last year.

Interest income for the three-month period ended August 31, 2003 was $53,000 compared to $77,000 for the same period last year.  Interest expense for the three-month period ended August 31, 2003 was $275,000 compared to $435,000 for the same period last year. The decrease in interest expense is due to using cash generated from operations and the sale of non-strategic assets to pay down debt and thus lower interest expenses.

Liquidity and Capital Resources

As of August 31, 2003, the Company had cash and cash equivalents of $4.4 million, a net increase of $671,000 from $3.7 million at May 25, 2003.  This increase was primarily due to: (a) net cash provided from operations of $1.3 million and (b) a $657,000 reduction in restricted cash: partially offset by (a) the purchase of $689,000 of equipment and (b) the net reduction in debt of $606,000.

During the three months ended August 31, 2003, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $689,000 of equipment purchased.

In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s loan agreement with Bank of America were paid off using the new Wells Fargo working capital line.  The term of the Lines is three years expiring on July 31, 2006.  The interest rate is initially calculated based on the prime rate plus 1%.  The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  As of August 31, 2003, $3.5 million was outstanding under Apio’s revolving line of credit.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.50 or 4.5% on an annual basis.  The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At August 31, 2003, $3.9 million was outstanding under Landec Ag’s revolving line of credit.

At August 31, 2003, Landec’s total debt, including current maturities and capital lease obligations, was $12.9 million and the total debt to equity ratio was 22% as compared to 23% at May 25, 2003.  Of this debt, approximately $7.4 million was comprised of revolving lines of credit and approximately $5.5 million was comprised of term debt and capital lease obligations, $2.2 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $2.5 million.  The $2.5 million will be paid in equal amounts during the third quarter of fiscal years 2004 and 2005 and is recorded as long-term debt.  An additional $927,000 in earn out payments will be paid in equal monthly installments through February 2004 and is classified as a current liability.

The Company’s material contractual obligations for the next five years and thereafter as of August 31, 2003, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Lines of Credit	$7,375	$7,375	$—	$—	$—	$—	$—
Long-term Debt	4,851	1,320	1,443	119	125	132	1,712
Capital Leases	662	624	24	14	—	—	—
Operating Leases	754	191	255	198	110	—	—
Land Leases	10	10	—	—	—	—	—
Earn-Out Liability	927	927	—	—	—	—	—
Licensing Obligation	1,750	250	200	200	200	200	700
Purchase Commitments	1,213	1,213	—	—	—	—	—
Total	$17,542	$11,910	$1,922	$531	$435	$332	$2,412

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year, except for the seven-month period ended May 25, 2003, since our inception.  Our accumulated deficit as of August 31, 2003 totaled $58.5 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

At August 31, 2003, our total debt, including current maturities and capital lease obligations, was approximately $12.9 million and the total debt to equity ratio was approximately 22%.  Of this debt, approximately $7.4 million is comprised of revolving lines of credit and approximately $5.5 million is comprised of term debt and capital lease obligations.  In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s previous line of credit with Bank of America were paid off using the new Wells Fargo working capital line (the “Credit Facility”).  The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including maximum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Credit Facility limits the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt.  Of our non-revolving contractual obligations, approximately $1.9 million, $1.5 million and $133,000 become due over the remainder of fiscal year 2004 and each of the next two fiscal years, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

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

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $3.4 million for a performance based earn out and future supply of produce.  Of this amount, $927,000 relates to the earn out from fiscal year 2000 that is due to be paid in equal monthly installments through February 2004 and $2.5 million relates to payments to be made in the third quarter of fiscal years 2004 and 2005.

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

Apio is subject to various financial and operating covenants under the Credit Facility, including minimum fixed charge coverage ratio, minimum adjusted net worth and minimum net income. The Credit Facility limits the ability of Apio to make cash payments to Landec.  On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under its previous line of credit with Bank of America.  Subsequently, Bank of America provided a written waiver of this violation as of April 27, 2003.  All amounts outstanding under the line of credit with Bank of America were paid off using the Credit Facility.  If we violate any obligations in the future we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the Credit Facility.  If the indebtedness due under the Credit Facility were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future.  Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters).  In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2001 and January 2002 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market.  Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers.  Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets.  Excess supplies can cause intense price competition.  Other factors that affect our food and/or agricultural operations include:

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

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance.  We are in the early stage of product commercialization of certain Intelimer-based specialty packaging, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development.  We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets.  In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products.  In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving.  Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the three-month period ended August 31, 2003, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the three months ended August 31, 2003, sales to our top five customers accounted for approximately 43% of our revenues, with our largest customers, Wal-Mart Stores Inc., accounting for approximately 13% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 33% of our common stock (assuming conversion of outstanding preferred stock and including options exercisable within 60 days).  Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval.  This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders.  In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

Our Board of Directors has the authority, without further approval of our shareholders, to fix the rights and preferences, and to issue shares, of preferred stock.  In November 1999, we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock.  The Series A Convertible Preferred Stock was converted into 1,666,670 shares of Common Stock on November 19, 2002. Each share of Series B Convertible Preferred Stock is convertible into shares of common stock in accordance with the conversion formula provided in our articles of incorporation (currently a 10:1 ratio) and is entitled to the number of votes equal to the number of shares of Common Stock into which such shares could be converted.

Holders of Series B Convertible Preferred Stock have the following preferential rights over holders of common stock:

•                  Dividend Preference:  Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first three years, ten percent (10%) for the fourth year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001 of shares of Series B Convertible Preferred Stock.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of August 31, 2003.

	2004	2005	2006	2007	2008	There- after	Total
Liabilities (in 000’s)
Lines of Credit	$7,375	$—	$—	$—	$—	$—	$7,375
Avg. Int. Rate	5.29%						5.29%

Long term debt, including current portion
Fixed Rate	$1,944	$1,467	$133	$125	$132	$1,712	$5,513
Avg. Int. Rate	7.91%	6.79%	5.30%	5.20%	5.18%	5.19%	6.81%

Item 4.    Controls and Procedures

(a)              Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), Landec’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective such that the material information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)             Since the Evaluation Date, there have not been any significant changes in Landec’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                    Exhibits.

Exhibit Number	Exhibit Title:

10.52*+	Waiver by Seahawk Ranch Irrevocable Trust, dated as of October 8, 2003.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*                 Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q

+                 Filed herewith.

(b)                                 Reports on Form 8-K

A report on Form 8-K was filed on June 9, 2003 reporting the announcement of the financial results for the Company’s second fiscal quarter of 2003 ended April 27, 2003, a report on Form 8-K was filed on July 18, 2003 reporting the sale of certain assets related to the former domestic commodity vegetable business, a report on Form 8-K was filed on August 12, 2003 reporting the announcement of the financial results for the seven-month period ended May 25, 2003 and subsequent to August 31, 2003, a report on Form 8-K was filed on October 1, 2003 reporting the announcement of the financial results for the Company’s first quarter of fiscal year 2004 ended August 31, 2004.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

	By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 14, 2003