Form 10-Q
period 2003-11-30
LANDEC CORP \CA\
filed 2004-01-13
CIK 1005286

This document consists of 34 pages, of which this is page number 1.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 30, 2003, or

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

Yes  ☐     No  ☒

As of January 5, 2004, there were 21,310,753 shares of Common Stock and 167,381 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 30, 2003	May 25, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,296	$3,699
Restricted cash	1,725	2,382
Accounts receivable, less allowance for doubtful accounts of $210 and $191 at November 30, 2003 and May 25, 2003	12,682	17,313
Accounts receivable, related party	438	—
Inventory	16,432	11,716
Investment in farming activities	543	50
Notes and advances receivable	1,370	2,312
Notes receivable, related party	357	83
Prepaid expenses and other current assets	2,606	1,614
Total Current Assets	38,449	39,169

Property and equipment, net	18,440	18,511
Goodwill, net	25,986	26,116
Trademarks and other intangible, net	11,705	11,710
Notes receivable	1,081	1,120
Notes receivable, related party	190	—
Other assets	322	261
Total Assets	$96,173	$96,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,861	$13,940
Grower payables	—	3,234
Related party payables	384	632
Accrued compensation	1,172	1,223
Other accrued liabilities	3,141	3,931
Deferred revenue	3,610	719
Lines of credit	13,161	7,244
Current maturities of long term debt	1,777	2,375
Total Current Liabilities	35,106	33,298

Long term debt, less current maturities	3,235	3,875
Other liabilities	681	760
Minority interest	1,218	1,051

Shareholders’ Equity:
Preferred stock	5,759	5,531
Common stock	110,337	110,100
Accumulated deficit	(60,163)	(57,728)
Total Shareholders’ Equity	55,933	57,903
Total Liabilities and Shareholders’ Equity	$96,173	$96,887

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30, 2003	December 1, 2002	November 30, 2003	December 1, 2002
Revenues:
Product sales	$41,761	$32,480	$80,391	$70,153
Product sales, related party	228	—	425	—
Services revenue	9	5,619	2,083	11,010
Services revenue, related party	1,063	767	1,826	1,523
Research, development and royalty revenues	60	356	177	709
Royalty revenues, related party	122	—	122	—
License fees	22	605	44	1,258
Total revenues	43,265	39,827	85,068	84,653

Cost of revenue:
Cost of product sales	36,619	28,443	69,403	61,276
Cost of product sales, related party	1,177	542	2,285	1,216
Cost of services revenue	439	4,294	2,269	9,122
Total cost of revenue	38,235	33,279	73,957	71,614

Gross profit	5,030	6,548	11,111	13,039

Operating costs and expenses:
Research and development	997	1,140	1,918	1,973
Selling, general and administrative	5,221	6,265	10,704	12,645
Total operating costs and expenses	6,218	7,405	12,622	14,618
Operating loss	(1,188)	(857)	(1,511)	(1,579)

Interest income	38	17	91	94
Interest expense	(259)	(104)	(533)	(540)
Other (expense) income	(174)	(106)	(254)	367
Net loss from continuing operations	(1,583)	(1,050)	(2,207)	(1,658)
Net loss from discontinued operations	—	(1,688)	—	(1,688)
Net loss	(1,583)	(2,738)	(2,207)	(3,346)
Dividends on Series B preferred stock:	(115)	(106)	(228)	(210)

Net loss applicable to common shareholders	$(1,698)	$(2,844)	$(2,435)	$(3,556)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.08)	$(0.06)	$(0.11)	$(0.09)
Net loss from discontinued operations	—	(0.09)	—	(0.09)
Basic and diluted net loss per share	$(0.08)	$(0.15)	$(0.11)	$(0.18)

Shares used in per share computation	21,231	19,421	21,215	19,371

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30, 2003	December 1, 2002
Cash flows from operating activities:
Net loss	$(2,207)	$(3,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,753	1,831
Loss from discontinued operations	—	1,688
Write down of goodwill	120	—
Gain on disposal of property and equipment	—	(410)
Minority interest	321	358
Changes in current assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	4,193	(481)
Inventory	(4,955)	(2,383)
Investment in farming activities	(493)	(333)
Notes and advances receivable	1,162	(562)
Prepaid expenses and other current assets	(992)	1,231
Accounts payable	(2,079)	(2,263)
Grower payables	(3,234)	1,167
Related party payables	(248)	(186)
Accrued compensation	(51)	373
Other accrued liabilities	(790)	(1,208)
Deferred revenue	2,656	(1,228)
Net cash used in operating activities	(4,844)	(5,752)

Cash flows from investing activities:
Purchases of property and equipment	(1,699)	(755)
Change in other assets and liabilities	(279)	534
Change in restricted cash	657	(1,426)
Net proceeds from the sale of Dock Resins Corporation	—	9,406
Proceeds from the sale of property and equipment	—	2,242
Net cash (used in) provided by investing activities	(1,321)	10,001

Cash flows from financing activities:
Proceeds from sale of common stock	237	283
Borrowings on lines of credit	53,480	14,483
Payments on lines of credit	(47,563)	(9,824)
Payments on long term debt	(1,238)	(7,071)
Proceeds from issuance of long term debt	—	60
Distributions to minority interest	(154)	—
Net cash provided by (used in) financing activities	4,762	(2,069)

Net (decrease) increase in cash and cash equivalents	(1,403)	2,180
Cash and cash equivalents at beginning of period	3,699	2,064
Cash and cash equivalents at end of period	$2,296	$4,244

Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$239	$—
Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$228	$210

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 30, 2003 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the seven month period ended May 25, 2003.

The results of operations for the three and six months ended November 30, 2003 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

Discontinued Operations

The income statement accounts of Dock Resins Corporation, (“Dock Resins”), the Company’s former specialty chemicals subsidiary that was sold on October 24, 2002, have been reclassified to discontinued operations in accordance with Accounting Principles Board Opinion 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) in the accompanying Statements of Operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.              Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is Apio’s CEO (see Note 7). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee ($122,000 for the three and six months ended November 30, 2003) per carton sold for the use of Apio’s brand names. Apio Fresh and its owner growers also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $120,000 allocable to this business.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.18% to 3.29% for the three months ended November 30, 2003, 2.94% to 3.05% for the three months ended December 1, 2002; 2.27% to 3.37% for the six months ended November 30, 2003, and 2.94% to 4.19% for the six months ended December 1, 2002; a dividend yield of 0.0% for the three and six months ended November 30, 2003 and December 1, 2002; a volatility factor of the expected market price of the Company’s common stock of 0.77 and 0.84 as of November 30, 2003 and December 1, 2002, respectively; and a weighted average expected life of the options of 5.14 years and 5.62  years for the three and six months ended November 30, 2003 and December 1, 2002, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	November 30, 2003	December 1, 2002	November 30, 2003	December 1, 2002
Net loss	$(1,583)	$(2,738)	$(2,207)	$(3,346)
Deduct:
Stock-based employee expense determined under SFAS 123	(380)	(114)	(568)	(454)
Pro forma net loss	$(1,963)	$(2,852)	$(2,775)	$(3,800)

Basic and diluted net loss per share – as reported	$(0.08)	$(0.15)	$(0.11)	$(0.18)

Basic and diluted pro forma net loss per share	$(0.10)	$(0.15)	$(0.14)	$(0.21)

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

4.              Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  During the three months ended November 30, 2003, the Company completed its second annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the acquired businesses.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment charge was warranted as of November 30, 2003.

On June 30, 2003, the Company sold its domestic commodity vegetable business. As a result of this sale, the Company reduced its goodwill by $120,000, which was the amount allocable to this business.

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 30, 2003	May 25, 2003
Finished goods	$11,912	$8,379
Raw material	3,666	2,350
Work in process	854	987
Total	$16,432	$11,716

6.              Debt

On August 20, 2003, Apio entered into a $12 million revolving line of credit (borrowings are based on Apio’s accounts receivable levels) and a $3.0 million equipment line of credit (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo plus one percent (5% at November 30, 2003).  The Lines expire July 31, 2006.  The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its revolving line of credit with Bank of America.

7.              Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of November 30, 2003 and May 25, 2003 and for the three and six months ended November 30, 2003 and December 1, 2002.

Apio leases for $1.0 million on an annual basis agricultural land that is either owned, controlled or leased by the Apio CEO.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003.  The Apio CEO is a 12.5% owner in Apio Fresh.  The revenues and resulting accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of November 30, 2003 and for the three and six months ended November 30, 2003.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.

All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

8.              Dividends

Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first three years, ten percent (10%) for the fourth year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001, of shares of Series B Convertible Preferred Stock.  Series B preferred stockholders were issued 3,218 shares of Series B preferred stock on July 31, 2003 and 3,282 on October 31, 2003 for accrued stock dividends.  Dividends for Series B preferred stock are cumulative and were declared by the Company’s Board of Directors and issued at a price of $35 per share as per the agreement.

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

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Three months ended November 30, 2003
Net revenues	$43,137	$19	$109	$43,265
International sales	$15,871	$—	$—	$15,871
Gross profit	$4,936	$7	$87	$5,030
Net income (loss)	$864	$(2,332)	$(115)	$(1,583)
Interest expense	$191	$68	$—	$259
Interest income	$36	$—	$2	$38
Depreciation and amortization	$700	$107	$47	$854

Three months ended December 1, 2002
Net revenues	$39,063	$(72)	$836	$39,827
International sales	$7,995	$—	$—	$7,995
Gross profit	$5,635	$77	$836	$6,548
Net income (loss) from continuing operations	$379	$(2,143)	$714	$(1,050)
Interest expense	$74	$30	$—	$104
Interest income	$15	$—	$2	$17
Depreciation and amortization	$772	$121	$37	$930

Six months ended November 30, 2003
Net revenues	$84,663	$146	$259	$85,068
International sales	$28,499	$—	$—	$28,499
Gross profit	$10,830	$48	$233	$11,111
Net income (loss)	$2,104	$(4,313)	$2	$(2,207)
Interest expense	$430	$103	$—	$533
Interest income	$87	$—	$4	$91
Depreciation and amortization	$1,431	$232	$90	$1,753

Six months ended December 1, 2002
Net revenues	$82,965	$(29)	$1,717	$84,653
International sales	$18,907	$—	$—	$18,907
Gross profit	$11,213	$109	$1,717	$13,039
Net income (loss) from continuing operations	$1,151	$(4,379)	$1,570	$(1,658)
Interest expense	$498	$41	$1	$540
Interest income	$68	$12	$14	$94
Depreciation and amortization	$1,493	$265	$73	$1,831

During the six months ended November 30, 2003 and December 1, 2002, sales to the Company’s top five customers accounted for approximately 43% and 38%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Sam’s Club, accounting for approximately 12% and 14%, respectively, and Costco Wholesale Corp., accounting for approximately 11% and 12%, respectively of revenues.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Landec has been unprofitable during each fiscal year since its inception, except for the seven-month period ended May 25, 2003, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.  From inception through November 30, 2003, Landec’s accumulated deficit was $60.2 million.

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

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  The Apio CEO is a 12.5% owner in Apio Fresh.  The fresh-cut value-added produce processing business sells a variety of fresh-cut vegetables to the top retail grocery chains representing over 9,900 retail and club stores.  During the twelve months ended May 25, 2003, Apio shipped more than 19 million cartons of produce to some 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•                  Expanded Product Line Using Technology: Apio, through the use of Landec’s Intelimer packagingtechnology, is in the early stages of introducing its technology in the whole produce business.  Its introduction of iceless packaging for broccoli crowns in November 2000 was the beginning of a conversion from the traditional packing and shipping of whole produce, which relied heavily on ice, to iceless products utilizing the Intelimer packaging technology.  New iceless packaging is available for various broccoli products and green onions.

Agricultural Seed Technology Business

The Company formed our Landec Ag (formerly Intellicoat Corporation) subsidiary in 1995.  Landec Ag’s strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

Landec Ag is selling and conducting field trials using Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows.  These coatings are initially being applied to corn and soybean seeds.  According to the U.S. Agricultural Statistics Board, the total planted acreage in 2003 in the United States for corn and soybean seed exceeded 79.1 million and 73.7 million, respectively.

In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus™ coatings for inbred corn seed.  As a result of the success realized in fiscal year 2002, we expanded our sales of inbred corn seed coating products in fiscal year 2003 to regional and national seed companies in the United States.  This application is targeted to approximately 640,000 acres in ten states and is now being used by over 30 seed companies in the United States.  In addition, based on the successful field trial results during 2002 for our Early Plant™ hybrid coated corn, we expanded our sales in 2003 and project that sales in 2004 could more than double that of 2003.  Early Plant hybrid corn, perhaps Landec Ag’s largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures.  By allowing the farmer to plant earlier than normal, Early Plant hybrid corn enables large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period.  Current sales verify our research that farmers will pay a significant premium for Landec Ag’s Early Plant hybrid corn.  Our Relay™ Intercropping of wheat and soybean allows farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.

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

Total revenues were $43.3 million for the second quarter of fiscal year 2004, compared to $39.8 million in the same period last year.  Revenues from product sales and services increased to $43.1 million for the three months ended November 30, 2003 from $38.9 million for the three months ended December 1, 2002 due to increased revenues in Apio’s value-added specialty packaging vegetable produce business which increased to $22.8 million during the three months ended November 30, 2003 from $19.3 million in the same period of last year, as a result of increased product offerings, increased sales to existing customers and the addition of new customers.  Revenues also increased in Apio’s commodity export business to $15.9 million during this year’s second quarter from $8.0 million during the same period last year.  The increase in Apio’s export revenues was primarily due to changes in terms for certain export contracts whereas product sales and cost of product sales are recorded on a grossed up basis versus only the commission portion of the sale previously being recognized as revenue.  Export sales volumes were comparable quarter to quarter.  These increases were partially offset by a decrease in service revenues at Apio which decreased to $1.1 million during the three months ended November 30, 2003 compared to $6.4 million during the same period last year.  This decrease is a result of the sale of Apio’s domestic commodity vegetable business on June 30, 2003.  In addition, Apio’s banana product sales decreased to $457,000 during the three months ended November 30, 2003 compared to $841,000 for the same period of the prior year as a result of no retail sales during the second quarter of fiscal year 2004. Revenues from license fees decreased to $22,000 for the second quarter of fiscal year 2004 from $605,000 for the same period last year due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation (“UCB”) entered into in December 2001 which was recognized to revenue ratably over a 12-month period through December 2002.  Revenues from research and development funding and royalties decreased to $182,000 for the second quarter of fiscal year 2004 from $356,000 for the year ago quarter due to the decrease in research and development revenues from UCB.

For the first six months of fiscal year 2004, total revenues were $85.1 million compared to $84.7 million during the same period last year.  Revenues from product sales and services for the first six months of fiscal year 2004 increased to $84.7 million from $82.7 million during the same period last year due primarily to increased revenues in Apio’s value-added specialty packaging vegetable produce business which increased to $45.1 million in the first six months of fiscal year 2004 from $38.2 million in the same period of the prior year.  In addition to the increase in Apio’s value added business, Apio’s export revenues increased to $28.5 million in the first six months of fiscal year 2004 from $18.9 million in the same period last year.  Revenues from license fees decreased to $44,000, during the six months ended November 30, 2003 from $1.3 million during the six months ended December 1, 2002.  Revenues from research and development funding and royalties decreased to $299,000 for the six months ended November 30, 2003 from $709,000 during the same period last year.  The decrease in license fees and research, development and royalty revenues for the six months ended November 30, 2003 as compared to the same period last year was primarily due to a decrease in revenues from the licensing and research and development agreement with UCB.

Cost of product sales and services consists of material, labor and overhead.  Cost of product sales and services was $38.2 million for the second quarter of fiscal year 2004 compared to $33.3 million for the three months ended December 1, 2002.  Gross profit from product sales and services as a percentage of revenue from product sales and services decreased to 11% in the second quarter of fiscal year 2003 from 14% in the same period last year.  Cost of product sales and services for the first six months of fiscal year 2004 was $74.0 million compared to $71.6 million during the same period a year ago.  Gross profit from product sales and services as a percentage of revenue from product sales and services was flat at 13% for the first six months of fiscal years 2004 and 2003.  The decrease in gross margins during the second quarter of fiscal year 2004 compared to the same period last year was primarily due to Apio’s commodity vegetable business, that was sold in June 2003, which realized unusually high margins of 33% during the three months ended December 1, 2002 versus no revenues or profits during the second quarter this year.  Overall gross profits were down to $5.0 million and $11.1 million for the three and six months ended November 30, 2003 compared to $6.5 million and $13.0 million for the same periods last year due to lower gross profits from Apio’s sold domestic commodity business and lower licenses fee and research and development gross profits.

Research and development expenses decreased to $1.0 million for the second quarter of fiscal year 2004 compared to $1.1 million in the same period last year, a decrease of 13%.  Research and development expenses decreased to $1.9 million for the first six months of fiscal year 2004 from $2.0 million in the same period of the prior year, a decrease of 3%.  Landec’s research and development expenses consist primarily of expenses involved in the development of, process scale-up of, and efforts to protect intellectual property content of, Landec’s enabling side chain crystallizable polymer technology.  The decreases in research and development expenses during the three and six month periods ended November, 2003 compared to the same periods last year were primarily due lower research and development expenses associated with the Company’s specialty packaging banana program as the focus of the program shifts to market testing of the Company’s banana technology.

Selling, general and administrative expenses were $5.2 million for the second quarter of fiscal year 2004 compared to $6.3 million for the same period last year, a decrease of 17%.  For the first six months of fiscal year 2004, selling, general and administrative expenses were $10.7 million compared to $12.6 million during the same period last year, a decrease of 15%.  Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.  The decrease in selling, general and administrative expenses in the second quarter and first six months of fiscal year 2004 as compared to the same periods of the prior year is primarily due to a decrease in selling, general and administrative expenses at Apio as a result of the sale of Apio’s domestic commodity business on June 30, 2003.   Sales and marketing expenses were flat at $2.6 million for the second quarter of fiscal year 2004 and 2003.  For the first six months of fiscal year 2003 sales and marketing expenses decreased to $5.1 million from $5.2 million during the same period last year.

Interest income for the three and six month periods ended November 30, 2003 was $38,000 and $91,000, respectively, compared to $17,000 and $94,000 for the same periods last year.  Interest expense for the three and six months periods ended November 30, 2003 was $259,000 and $533,000, respectively, compared to $104,000 and $540,000 for the same periods last year.  The increase in interest expense during the second quarter of fiscal year 2004 compared to the same period last year was primarily due to Landec Ag using funds borrowed under its line of credit to pay for its seed inventory at dates earlier than last year.

Liquidity and Capital Resources

As of November 30, 2003, the Company had cash and cash equivalents of $2.3 million, a net decrease of $1.4 million from $3.7 million at May 25, 2003.  This decrease was primarily due to: (a) the purchase of $1.7 million of property, plant and equipment, (b) the net reduction of long-term debt of $1.2 million and, (c) the net reduction of payables of $5.6 million, partially offset by (a) net borrowings under the Company’s lines of credit of $5.9 million and (b) a $657,000 reduction in restricted cash.

The increases in inventory, deferred revenue and the amount outstanding under the Company’s lines of credit during the six months ended November 30, 2003 are due to the seasonal nature of our Landec Ag seed business.  Deposits on future seed shipments are recognized as deferred revenue when collected and payments for seed corn using funds borrowed under Landec Ag’s line of credit are recorded as inventory.  As the seed corn is shipped, which begins in February, the deferred revenue will be recognized as revenue and the inventory as cost of sales.  The decreases in accounts receivable and payables during the six months ended November 30, 2003 are directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

During the six months ended November 30, 2003, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $1.7 million of equipment purchased.

In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s loan agreement with Bank of America were paid off using the new Wells Fargo working capital line.  The term of the Lines is three years expiring on July 31, 2006.  The interest rate is initially calculated based on the prime rate plus 1%.  The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  As of November 30, 2003, $6.3 million was outstanding under Apio’s revolving line of credit.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.50%, currently 4.5% on an annual basis.  The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At November 30, 2003, $6.9 million was outstanding under Landec Ag’s revolving line of credit.

At November 30, 2003, Landec’s total debt, including current maturities and capital lease obligations, was $18.2 million and the total debt to equity ratio was 32% as compared to 23% at May 25, 2003.  Of this debt, approximately $13.2 million was comprised of revolving lines of credit and approximately $5.0 million was comprised of term debt and capital lease obligations, $2.1 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $2.5 million.  The $2.5 million will be paid in equal amounts during the third quarter of fiscal years 2004 and 2005 and is recorded as long-term debt.  An additional $793,000 in earn out payments will be paid in monthly installments through February 2004 and is classified as a current liability.

The Company’s material contractual obligations for the next five years and thereafter as of November 30, 2003, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Lines of Credit	$13,161	$13,161	$—	$—	$—	$—	$—
Long-term Debt	4,588	1,155	1,364	129	134	138	1,668
Capital Leases	424	386	24	14	—	—	—
Operating Leases	1,057	190	388	333	142	4	—
Land Leases	34	17	17	—	—	—	—
Earn-Out Liability	793	793	—	—	—	—	—
Licensing Obligation	1,750	250	200	200	200	200	700
Purchase Commitments	163	163	—	—	—	—	—
Total	$21,970	$16,115	$1,993	$676	$476	$342	$2,368

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception, except for the seven-month period ended May 25, 2003.  Our accumulated deficit as of November 30, 2003 totaled $60.2 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

At November 30, 2003, our total debt, including current maturities and capital lease obligations, was approximately $18.2 million and the total debt to equity ratio was approximately 32%.  Of this debt, approximately $13.2 million is comprised of revolving lines of credit and approximately $5.0 million is comprised of term debt and capital lease obligations.  In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s previous line of credit with Bank of America were paid off using the new Wells Fargo working capital line (the “Credit Facility”).  The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including maximum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Credit Facility limits the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt.  Of our non-revolving debt, approximately $1.5 million, $1.4 million and $143,000 become due over the remainder of fiscal year 2004 and each of the next two fiscal years, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

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

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $3.3 million for a performance based earn out and future supply of produce.  Of this amount, $793,000 relates to the earn out from fiscal year 2000 that is due to be paid in monthly installments through February 2004 and $2.5 million relates to payments to be made in the third quarter of fiscal years 2004 and 2005.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Food Products and Agricultural Seed Technology businesses are subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted.  Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the six-month period ended November 30, 2003, approximately 33% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the six months ended November 30, 2003, sales to our top five customers accounted for approximately 43% of our revenues, with our largest customers, Sam’s Club, accounting for approximately 12% and Costco Wholesale Corp., accounting for approximately 11% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations Are Likely to Increase Our Costs

The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition, Nasdaq has made revisions to its requirements for companies, such as Landec, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs.  We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee.  We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result of the Act.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of November 30, 2003.

	2004	2005	2006	2007	2008	There- after	Total

Liabilities (in 000’s)
Lines of Credit	$13,161	$—	$—	$—	$—	$—	$13,161
Avg. Int. Rate	5.10%						5.10%

Long term debt, including current portion
Fixed Rate	$1,541	$1,388	$143	$134	$138	$1,668	$5,012
Avg. Int. Rate	6.96%	5.78%	3.84%	3.73%	3.73%	3.73%	5.54%

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on October 16, 2003 the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Voted Against	Abstain

1. To amend the bylaws of the Company to change the permitted range of directors to not less than five and not more than nine, while fixing the exact number of directors at eight.	18,858,270	184,037	10,185

	Voted For	Withheld

2. Four Class II directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:

Gary T. Steele	18,679,717	372,775
Kirby L. Cramer	18,243,668	808,824
Richard Dulude	18,244,783	807,709
Nicholas Tompkins	18,628,242	424,250

The four Class I directors were not up for election at the Annual Meeting.  These four Class I directors, Frederick Frank, Stephen E. Halprin, Richard S. Schneider, Ph.D. and Kenneth E. Jones will serve as Class I directors until the next Annual Meeting, when their successors will be elected and qualified.

	Voted For	Voted Against	Abstain

3. To amend the 1995 Directors Stock Option Plan to extend the term of the Plan for an additional five years and increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares to an aggregate of 800,000 shares.	10,690,188	2,141,222	2,536

	Voted For	Voted Against	Abstain

4. To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2004 fiscal year.	18,801,631	248,518	2,343

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Exhibit Title:

3.1+	Amended and Restated Bylaws of Registrant.

10.53+*	1995 Directors’ Stock Option Plan, as amended.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6 of Form 10-Q.

+	Filed herewith.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on October 1, 2003 reporting the announcement of the financial results for the Company’s first quarter of fiscal year 2004 ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

		By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 13, 2004