Form 10-Q
period 2004-02-29
LANDEC CORP \CA\
filed 2004-04-13
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 29, 2004, or

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

Yes   ☐          No   ☒

As of April 2, 2004, there were 21,355,627 shares of Common Stock and 170,729 shares of Convertible Preferred Stock, convertible into ten shares of Common Stock for each share of Preferred Stock, outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 29, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 29, 2004	May 25, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,248	$3,699
Restricted cash	375	2,382
Accounts receivable, less allowance for doubtful accounts of $247 and $191 at February 29, 2004 and May 25, 2003	11,336	17,313
Accounts receivable, related party	364	—
Inventory	16,668	11,716
Investment in farming activities	162	50
Notes and advances receivable	935	2,312
Notes receivable, related party	326	83
Prepaid expenses and other current assets	1,812	1,614
Total Current Assets	38,226	39,169

Property and equipment, net	18,636	18,511
Goodwill, net	25,987	26,116
Trademarks and other intangible, net	11,680	11,710
Notes receivable	925	1,120
Notes receivable, related party	151	—
Other assets	350	261
Total Assets	$95,955	$96,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,289	$13,940
Grower payables	—	3,234
Related party payables	436	632
Accrued compensation	993	1,223
Other accrued liabilities	2,435	3,931
Deferred revenue	11,772	719
Lines of credit	6,279	7,244
Current maturities of long term debt	1,645	2,375
Total Current Liabilities	34,849	33,298

Long term debt, less current maturities	2,261	3,875
Other liabilities	659	760
Minority interest	1,301	1,051

Shareholders’ Equity:
Preferred stock	5,876	5,531
Common stock	110,564	110,100
Accumulated deficit	(59,555)	(57,728)
Total Shareholders’ Equity	56,885	57,903
Total Liabilities and Shareholders’ Equity	$95,955	$96,887

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29, 2004	March 2, 2003	February 29, 2004	March 2, 2003

Revenues:
Product sales	$47,347	$39,547	$127,738	$109,700
Services revenue	—	5,780	2,083	16,790
Product sales, related party	279	—	704	—
Services revenue, related party	815	356	2,641	1,879
License fees	22	105	66	1,363
Research, development and royalty revenues	63	180	240	889
Royalty revenues, related party	62	—	184	—
Total revenues	48,588	45,968	133,656	130,621

Cost of revenue:
Cost of product sales	39,292	33,586	108,695	94,862
Cost of product sales, related party	1,342	193	3,627	1,409
Cost of services revenue	506	4,742	2,775	13,864
Total cost of revenue	41,140	38,521	115,097	110,135

Gross profit	7,448	7,447	18,559	20,486

Operating costs and expenses:
Research and development	881	1,040	2,799	3,013
Selling, general and administrative	5,631	6,620	16,335	19,267
Total operating costs and expenses	6,512	7,660	19,134	22,280
Operating income (loss)	936	(213)	(575)	(1,794)

Interest income	42	74	134	169
Interest expense	(162)	(308)	(695)	(848)
Other (expense) income	(91)	12	(346)	380
Net income (loss) from continuing operations	725	(435)	(1,482)	(2,093)
Net loss from discontinued operations	—	—	—	(1,688)
Net income (loss)	725	(435)	(1,482)	(3,781)
Dividends on Series B preferred stock:	(117)	(108)	(345)	(318)
Net income (loss) applicable to common shareholders	$608	$(543)	$(1,827)	$(4,099)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.03	$(0.03)	$(0.09)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.09)
Basic net income (loss) per share	$0.03	$(0.03)	$(0.09)	$(0.21)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.03	$(0.03)	$(0.09)	$(0.12)
Net loss from discontinued operations	—	—	—	(0.09)
Diluted net income (loss) per share	$0.03	$(0.03)	$(0.09)	$(0.21)

Shares used in per share computation:
Basic	21,321	21,085	21,250	19,941
Diluted	24,034	21,085	21,250	19,941

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 29, 2004	March 2, 2003
Cash flows from operating activities:
Net loss	$(1,482)	$(3,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,689	2,687
Loss from discontinued operations	—	1,688
Write down of goodwill	120	—
Gain on sale of property and equipment	—	(458)
Increase in minority interest liability	404	421
Changes in current assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	5,613	5,741
Inventory	(5,191)	(6,674)
Investment in farming activities	(112)	459
Notes and advances receivable	1,823	1,620
Prepaid expenses and other current assets	(198)	1,330
Accounts payable	(2,651)	(3,558)
Grower payables	(3,234)	(2,436)
Related party payables	(196)	(385)
Accrued compensation	(230)	(366)
Other accrued liabilities	(1,496)	(5,042)
Deferred revenue	10,818	7,446
Net cash provided by (used in) operating activities	6,677	(1,308)

Cash flows from investing activities:
Purchases of property and equipment	(2,776)	(1,501)
Change in other assets and liabilities	(360)	507
Acquisition of business, net of cash acquired	—	(152)
Change in restricted cash	2,007	(1,426)
Proceeds from the sale of property and equipment	—	2,972
Net proceeds from sale of discontinued operations	—	9,406
Net cash (used in) provided by investing activities	(1,129)	9,806

Cash flows from financing activities:
Proceeds from sale of common stock	464	299
Borrowings on lines of credit	95,890	25,979
Payments on lines of credit	(96,855)	(26,079)
Payments on long term debt	(2,344)	(8,181)
Proceeds from issuance of long term debt	—	60
Distributions to minority interest	(154)	(511)
Net cash used in financing activities	(2,999)	(8,433)

Net increase in cash and cash equivalents	2,549	65
Cash and cash equivalents at beginning of period	3,699	2,064
Cash and cash equivalents at end of period	$6,248	$2,129
Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$239	$—
Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$345	$210

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 29, 2004 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the seven month period ended May 25, 2003.

The results of operations for the three and nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

2.              Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is Apio’s CEO (see Note 9). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee ($62,000 and $184,000 for the three and nine months ended February 29, 2004, respectively) per carton sold for the use of Apio’s brand names. Apio Fresh and its owner growers also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $120,000 allocable to this business.

3.              Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

Three Months Ended February 29, 2004
Numerator:
Net income	$725
Less: Minority interest in income of subsidiary	(98)
Net income for diluted net income per share	$627

Denominator:
Weighted average shares for basic net income per share	21,321
Effect of dilutive securities:
Stock Options	963
Convertible preferred stock	1,750
Total dilutive common shares	2,713
Weighted average shares for diluted net income per share	24,034

Diluted net income per share	$0.03

4.              Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans, unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.07% to 3.27% for the three months ended February 29, 2004, 2.90% to 3.05% for the three months ended March 2, 2003; 2.27% to 3.37% for the nine months ended February 29, 2004, and 2.90% to 4.19% for the nine months ended March 2, 2003; a dividend yield of 0.0% for the three and nine months ended February 29, 2004 and March 2, 2003; a volatility factor of the expected market price of the Company’s common stock of ..72 and .83 as of February 29, 2004 and March 2, 2003, respectively; and a weighted average expected life of the options of 4.99 years and 5.66 years for the three and nine months ended February 29, 2004 and March 2, 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	February 29, 2004	March 2, 2003	February 29, 2004	March 2, 2003
Net income (loss)	$725	$(435)	$(1,482)	$(3,781)
Deduct:
Stock-based employee expense determined under SFAS 123	(165)	(183)	(732)	(639)
Pro forma net income (loss)	$560	$(618)	$(2,214)	$(4,420)

Basic net income (loss) per share – as reported	$0.03	$(0.03)	$(0.09)	$(0.21)
Diluted net income (loss) per share – as reported	$0.03	$(0.03)	$(0.09)	$(0.21)

Basic pro forma net income (loss) per share	$0.03	$(0.03)	$(0.10)	$(0.22)
Diluted pro forma net income (loss) per share	$0.02	$(0.03)	$(0.10)	$(0.22)

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

5.              Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  During the nine months ended February 29, 2004, the Company completed its second annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the reporting entities.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of February 29, 2004.

On June 30, 2003, the Company sold its domestic commodity vegetable business. As a result of this sale, the Company reduced its goodwill by $120,000, which was the amount allocable to this business.

6.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 29, 2004	May 25, 2003
Finished goods	$12,815	$8,379
Raw material	3,797	3,193
Work in process	56	144
Total	$16,668	$11,716

7.              Debt

On August 20, 2003, Apio entered into a $12 million revolving line of credit (borrowings are based on Apio’s accounts receivable levels) and a $3.0 million equipment line of credit (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo plus one percent (5% at February 29, 2004).  The Lines expire July 31, 2006.  The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its revolving line of credit with Bank of America.

8.              Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of February 29, 2004 and May 25, 2003 and for the three and nine months ended February 29, 2004 and March 2, 2003.

Apio leases, for approximately $1.2 million on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003.  The Apio CEO is a 12.5% owner in Apio Fresh.  The revenues and resulting accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of February 29, 2004 and for the three and nine months ended February 29, 2004.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.  Included in the minority interest liability is $206,000 owed to the Apio CEO.

All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

9.              Dividends

Holders of Series B Convertible Preferred Stock are entitled to cumulative dividends payable in additional shares of Series B Convertible Preferred Stock at an annual rate of eight percent (8%) for the first three years, ten percent (10%) for the fourth year and twelve percent (12%) thereafter, following the initial sale on October 25, 2001, of shares of Series B Convertible Preferred Stock.  Series B preferred stockholders were issued 3,218 shares of Series B preferred stock on July 31, 2003, 3,282 on October 31, 2003 and 3,348 on January 31, 2004 for accrued stock dividends.  Dividends for Series B preferred stock are cumulative and were declared by the Company’s Board of Directors and issued at a price of $35 per share as per the agreement.

10.       Comprehensive income / loss

The comprehensive income/loss of Landec is the same as the net income/loss.

11.       Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based specialty packaging for the retail grocery, club store and food services industry.  In June 2003, the Company exited the selling of domestic commodity vegetable products (see Note 2).  The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec’s proprietary Intelimer polymers.  The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment.  Corporate and other amounts include non-core operating activities and corporate operating costs.  All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Three months ended February 29, 2004
Net revenues	$39,614	$8,857	$117	$48,588
International sales	$8,238	$—	$—	$8,238
Gross profit	$3,671	$3,670	$107	$7,448
Net income (loss)	$(550)	$1,245	$30	$725
Interest expense	$137	$25	$—	$162
Interest income	$39	$2	$1	$42
Depreciation and amortization	$697	$124	$47	$868

Three months ended March 2, 2003
Net revenues	$38,176	$7,507	$285	$45,968
International sales	$6,106	$—	$—	$6,106
Gross profit	$4,084	$3,078	$285	$7,447
Net income (loss) from continuing operations	$(1,263)	$756	$72	$(435)
Interest expense	$259	$49	$—	$308
Interest income	$62	$2	$10	$74
Depreciation and amortization	$721	$125	$37	$883

Nine months ended February 29, 2004
Net revenues	$124,277	$9,003	$376	$133,656
International sales	$36,737	$—	$—	$36,737
Gross profit	$14,501	$3,718	$340	$18,559
Net income (loss)	$1,554	$(3,068)	$32	$(1,482)
Interest expense	$567	$128	$—	$695
Interest income	$125	$6	$3	$134
Depreciation and amortization	$2,190	$356	$143	$2,689

Nine months ended March 2, 2003
Net revenues	$121,141	$7,478	$2,002	$130,621
International sales	$25,013	$—	$—	$25,013
Gross profit	$15,297	$3,187	$2,002	$20,486
Net income (loss) from continuing operations	$(112)	$(3,623)	$1,642	$(2,093)
Interest expense	$757	$90	$1	$848
Interest income	$130	$14	$25	$169
Depreciation and amortization	$2,224	$390	$73	$2,687

During the nine months ended February 29, 2004 and March 2, 2003, sales to the Company’s top five customers accounted for approximately 42% and 36%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Sam’s Club, accounting for approximately 13% and 14%, respectively, and Costco Wholesale Corp., accounting for approximately 12% and 12%, respectively of revenues.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the seven months ended May 25, 2003.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s critical accounting policies which are included and described in the Form 10-K for the seven-month fiscal period ended May 25, 2003 filed with the Securities and Exchange Commission on August 22, 2003.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications.  This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which we have built our business.

Landec’s core polymer products are based on its patented proprietary Intelimer® polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch.  For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous state.  These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in Landec’s target markets.

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

In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses and/or supplies products outside of our core businesses to industry leaders such as Alcon Laboratories, Inc. and L’Oreal of Paris.

Landec has been unprofitable during each fiscal year since its inception, except for the seven-month period ended May 25, 2003, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will be able to reach or sustain profitability for an entire fiscal year.  From inception through February 29, 2004, Landec’s accumulated deficit was $59.6 million.

Landec was incorporated in California on October 31, 1986.  We completed our initial public offering in 1996 and our common stock is listed on the Nasdaq National Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in two core business segments— Food Products Technology and Agricultural Seed Technology.  In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry.  Our proprietary packaging technology when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, this we refer to as our “value-added” products.  In December 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry.  Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

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

There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

•                  Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce.  It is focused on developing its Eat Smart® brand and the Dole® brand for all of its fresh-cut and whole value-added products.  As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•                  Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

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

•                  Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx.  Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary Intelimer packaging technology.

•                  Expanded Product Line Using Technology: Apio, through the use of Landec’s Intelimer packaging technology, is introducing on average twelve new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products.  During the last twelve months, Apio has introduced twenty-eight new products, including sixteen new Dole branded products.

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

In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus® coatings for inbred corn seed.  As a result of the success realized in fiscal years 2002 and 2003, we are expanding our sales of inbred corn seed coating products in fiscal year 2004 to regional and national seed companies in the United States.  This application is targeted to approximately 640,000 acres in ten states and is now being used by 40 seed companies in the United States.  In addition, based on the successful field trial results during 2003 for our Early Plant™ hybrid coated corn, we are expanding our sales in 2004.  The Company currently projects that sales in 2004 of its Pollinator Plus and Early Plant products could increase 50% compared to 2003.  Early Plant hybrid corn, perhaps Landec Ag’s largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures.  By allowing the farmer to plant earlier than normal, Early Plant hybrid corn enables large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period.  Current sales verify our research that farmers will pay a significant premium for Landec Ag’s Early Plant hybrid corn.  Our Relay™ Intercropping of wheat and soybean allows farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.

In September 1997, Landec Ag acquired Fielder’s Choice, a direct marketer of hybrid seed corn to farmers.  Based in Monticello, Indiana, Fielder’s Choice offers a comprehensive line of corn hybrids to more than 12,000 farmers in over forty states through direct marketing programs.  The success of Fielder’s Choice comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system.  We believe that this direct channel of distribution provides up to a 35% cost advantage to its farmers.

In order to support its direct marketing programs, Fielder’s Choice has developed a proprietary e-commerce direct marketing, and consultative selling information technology, called “eDC”, that enables state-of-the-art methods for communicating with a broad array of farmers.  This proprietary direct marketing information technology includes a current database of over 95,000 farmers.  In August 1999, we launched the seed industry’s first comprehensive e-commerce website.  This website furthers our ability to provide a high level of consultation to Fielder’s Choice customers, backed by a seven day a week call center capability that enables us to use the internet as a natural extension of our direct marketing strategy.

Technology Licensing/Research and Development Businesses

We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses.  For example, our core patented technology Intelimer materials, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate/deactivate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

Results of Operations

The Company’s results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued Dock Resins operation.

Revenues (in thousands):

	Three months ended 2/29/04	Three months ended 3/2/03	Change	Nine months ended 2/29/04	Nine months ended 3/02/03	Change
Apio Value Added	$28,604	$23,461	22%	$73,717	$61,634	20%
Apio Trading	9,746	7,828	25%	44,443	36,945	20%
Apio Bananas	449	751	(40)%	1,393	3,893	(64)%
Apio Service	815	6,136	(87)%	4,724	18,669	(75)%
Total Apio	39,614	38,176	4%	124,277	121,141	3%
Landec Ag	8,857	7,507	18%	9,003	7,478	20%
Corporate	117	285	(59)%	376	2,002	(81)%
Total Revenues	48,588	45,968	6%	133,656	130,621	2%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and the Dole brand.

The increase in Apio’s value-added revenues for the three and nine months ended February 29, 2004 compared to the same periods last year is due to increased product offerings, increased sales to existing customers and the addition of new customers.  Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 42% and 44%, respectively, during the three and nine months ended February 29, 2004 compared to the same periods last year.  In addition, sales of Apio’s value-added vegetable tray products grew 72% and 76%, respectively, during the three and nine months ended February 29, 2004 compared to the same periods last year.  Overall value-added sales volume increased 18% during the third quarter of fiscal year 2004 compared to the same period last year and 22% for the nine months ended February 29, 2004 compared to the same period of the prior year.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.

The increase in revenues in Apio’s trading business for the three and nine months ended February 29, 2004 compared to the same periods last year was primarily due to changes in the provisions of certain export contracts.  Based on these revised contracts, the Company now takes title to the products and therefore recognizes the revenue at its gross sales value rather than recording only the commission portion as revenue as it had done in the prior year before the changes in the provisions on certain of these contract had been completed.  In addition, export sales volumes were higher by 27% and 10%, respectively, for the three and nine months ended February 29, 2004 compared to the same periods last year.

Apio Bananas

Apio banana revenues consist of revenues generated from the sale of bananas in our proprietary packaging.  During fiscal year 2004, bananas have been sold almost exclusively to food service companies whereas in the prior year there were also product sales to retail grocery chains.

The decrease in revenues from the sale of bananas for the three months and nine months ended February 29, 2004 compared to the same periods last year was due to a decrease in the volume of bananas sold of 21% and 42%, respectively, as the Company was not selling to retail grocery stores in 2004.  During fiscal 2004, the Company has been focused on selling bananas to food service companies, developing alternative packaging formats and entering into partnering agreements with banana shippers.

Apio Service

Prior to its sale on June 30, 2003, Apio operated a domestic commodity vegetable business that marketed and sold whole produce for growers.  Apio charged a per carton service fee for marketing and selling these whole commodity products.  Subsequent to June 30, 2003, Apio’s service revenues consist of revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.

The decrease in service revenues during the three and nine months ended February 29, 2004 compared to the same periods last year is directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag

Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies.  For the three months and nine months ended February 29, 2004 and March 2, 2003 over 95% of Landec Ag’s revenues were from the sale of hybrid seed corn under the Fielder’s Choice brand.

The increase in revenues at Landec Ag during the three and nine months ended February 29, 2004 compared to the same periods last year is due to a 4% increase in sales volume and a mix change to higher priced hybrid corn varieties that resulted in an increase in the average price per unit of 17%.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

The decrease in Corporate revenues for the three and nine months ended February 29, 2004 compared to the same periods of the prior year is due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation (“UCB”) entered into in December 2001 which was recognized to revenue ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.

Gross Profit (in thousands):

	Three months ended 2/29/04	Three months ended 3/2/03	Change	Nine months ended 2/29/04	Nine months ended 3/02/03	Change
Apio Value Added	3,151	2,106	50%	10,977	8,320	32%
Apio Trading	448	613	(27)%	2,282	2,195	4%
Apio Bananas	(237)	(29)	N/M	(707)	(23)	N/M
Apio Service	309	1,394	(78)%	1,949	4,805	(59)%
Total Apio	3,671	4,084	(10)%	14,501	15,297	(5)%
Landec Ag	3,670	3,078	19%	3,718	3,187	17%
Corporate	107	285	(63)%	340	2,002	(83)%
Total Gross Profit	7,448	7,447	0%	18,559	20,486	(9)%

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, labor and overhead), volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three months and nine months ended February 29, 2004 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three and nine months ended February 29, 2004 compared to the same periods last year was due to (1) the increase in value-added sales which increased 22% for the quarter and 20% for the first nine months of fiscal year 2004, (2) product mix changes to higher margin products such as vegetable trays and (3) improved manufacturing efficiencies through further automation of Apio’s production process.  These increases in gross profits were partially offset by produce shortages in late December 2003 and most of January 2004 which reduced gross profits by an estimated $1.5 million.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.  The decrease in gross profits during the three months ended February 29, 2004 compared to the same period last year was primarily due to a mix change to lower margin fruit products from higher margin broccoli products as a result of broccoli shortages during this year’s third quarter.  The increase in gross profits during the nine months ended February 29, 2004 compared to the same period last year was primarily due to higher sales volumes of fruit products partially offset by lower sales volumes of broccoli products.

Apio Bananas

The decrease in gross profits for Apio’s banana business for the three months and nine months ended February 29, 2004 compared to the same periods last year was primarily due to the fact that during fiscal year 2004, Apio was only selling bananas in its proprietary packaging to a few food service companies (versus both food service companies and retail grocery chains last year).  In addition, food service companies often do not purchase the entire container load of bananas Apio has had shipped from Central America.  When this occurs, Apio has to sell the remaining bananas on the open market at prices that do not cover its full costs.  And accordingly, Apio recognizes negative gross profits on the sale of those bananas.  Beginning in the Company’s fourth fiscal quarter of 2004, Apio will no longer source its own bananas but will be working with banana shippers who will package their bananas in Landec’s packaging for sale to existing food service customers.

Apio Service

The decrease in Apio’s service gross profits during the three and nine months ended February 29, 2004 compared to the same periods last year was directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag

The increase in gross profits for Landec Ag for the three months and nine months ended February 29, 2004 compared to the same periods last year was primarily due to the increase in revenues for the same periods.

Corporate

The decrease in gross profits for Corporate for the three months ended February 29, 2004 compared to the same period last year was primarily due to the completion of a medical device research and development agreement in June 2003.  The decrease in gross profits for the nine months ended February 29, 2004 compared to the same period last year was primarily due to the $2.0 million licensing agreement with UCB, which was entered into in December 2001, being recognized to gross profits ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.

Operating Expenses (in thousands):

	Three months ended 2/29/04	Three months ended 3/2/03	Change	Nine months ended 2/29/04	Nine months ended 3/02/03	Change
Research and Development:
Apio	297	365	(19)%	967	1,245	(22)%
Landec Ag	268	283	(5)%	814	835	(3)%
Corporate	316	392	(19)%	1,018	933	9%
Total R&D	881	1,040	(15)%	2,799	3,013	(7)%

Selling, General and Administrative:
Apio	3,170	4,181	(24)%	9,517	12,141	(22)%
Landec Ag	1,807	1,724	5%	4,878	5,160	(5)%
Corporate	654	715	(9)%	1,940	1,966	(1)%
Total S,G&A	5,631	6,620	(15)%	16,335	19,267	(15)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives as well as legal fees associated with protecting Landec’s intellectual property (patents, trademarks, etc.).  Research and developments efforts at Apio are focused on the Company’s proprietary breathable membranes used for packaging produce, with recent focus on extending the shelf life of bananas.  At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed.  At Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

The decrease in research and development expenses for the three months and nine months ended February 29, 2004 compared to the same periods last year was primarily due to lower research and development expenses associated with the Company’s specialty packaging banana program as the focus of the program has shifted to market testing of the packaging technology and developing collaborative supply arrangements with banana shippers.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months and nine months ended February 29, 2004 compared to the same periods last year was primarily due to a decrease in selling, general and administrative expenses at Apio as a result of the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Other (in thousands):

	Three months ended 2/29/04	Three months ended 3/2/03	Change	Nine months ended 2/29/04	Nine months ended 3/02/03	Change
Interest Income	42	74	(43)%	134	169	(21)%
Interest Expense	(162)	(308)	(47)%	(695)	(848)	(18)%
Other (Exp)/Income	(91)	12	N/M	(346)	380	N/M
Total Other	(211)	(222)	(5)%	(907)	(299)	203%

Interest Income

The decrease in interest income for the three and nine month periods ended February 29, 2004 compared to the same periods last year was due to a reduction in interest bearing notes receivable at Apio.

Interest Expense

The decrease in interest expense during the three months and nine months ended February 29, 2004 compared to the same periods last year was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

Other

Other consists of the minority interest expense associated with the limited partners equity interest in the net income of Apio Cooling, LP and non operating income and expenses such as the gain or loss on the sale of assets.

The increase in the net other expense for the nine months ended February 29, 2004 compared to the same period last year was primarily due to income recognized in the nine months ended March 2, 2003 that did not reoccur in the first nine months of fiscal year 2004.  The prior year other income included a $436,000 gain from the sale of Apio’s fruit processing facility, $86,000 in farm equipment rental income associated with the domestic commodity vegetable business sold in June 2003 and other miscellaneous credits.

Liquidity and Capital Resources

As of February 29, 2004, the Company had cash and cash equivalents of $6.2 million, a net increase of $2.5 million from $3.7 million at May 25, 2003.

Cash Flow from Operating Activities

Landec generated $6.7 million of cash flow from operating activities during the nine months ended February 29, 2004 compared to using $1.3 million from operating activities for the nine months ended March 2, 2003.  The primary sources of cash during the nine months ended February 29, 2004 were from an increase in deferred revenue due to payments received by Landec Ag for seed corn to be shipped in future months, from a decrease in accounts and notes receivable from improved collection efforts at Apio and from the sale of Apio’s domestic commodity vegetable business on June 30, 2003.  The primary uses of cash in operating activities were from the purchase of seed corn inventory and from the reduction in payables and accrued liabilities due to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 29, 2004 was $1.1 million compared to cash generated from investing activities of $9.8 million for the same period last year.  The primary uses of cash for investing activities were for the purchase of $2.8 million of property and equipment.  In addition, $2.0 million of restricted cash became available for use as funds were released from the escrow pursuant to the Dock Resins Stock Purchase Agreement and from the pay down of a capital lease obligation.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 29, 2004 was $3.0 million compared to $8.4 million for the same period last year.  The cash was used to pay down debt.

Capital Expenditures

During the nine months ended February 29, 2004, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $2.8 million of equipment purchased.

Debt

In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s loan agreement with Bank of America were paid off using the new Wells Fargo working capital line.  The term of the Lines is three years expiring on July 31, 2006.  The interest rate is initially calculated based on the prime rate plus 1%, currently 5% on an annual basis.  The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  As of February 29, 2004, $6.3 million was outstanding under Apio’s revolving line of credit.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.50%, currently 4.5% on an annual basis.  The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At February 29, 2004, zero was outstanding under Landec Ag’s revolving line of credit.

At February 29, 2004, Landec’s total debt, including current maturities and capital lease obligations, was $10.2 million and the total debt to equity ratio was 18% as compared to 23% at May 25, 2003.  Of this debt, approximately $6.3 million was comprised of revolving lines of credit and approximately $3.9 million was comprised of term debt and capital lease obligations, $2.1 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $1.3 million.  The $1.3 million will be paid during the third quarter of fiscal year 2005 and is recorded as long-term debt.  An additional $199,000 in earn out payments will be paid in March 2004 and is classified as a current liability.

Contractual Obligation

The Company’s material contractual obligations for the next five years and thereafter as of February 29, 2004, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation		Remainder of 2004	2005	2006	2007	2008	Thereafter
	Total
Lines of Credit	$6,279	$6,279	$—	$—	$—	$—	$—
Long-term Debt	3,630	233	1,328	129	134	138	1,668
Capital Leases	276	149	43	34	21	23	6
Operating Leases	1,028	122	388	333	159	23	3
Land Leases	26	9	17	—	—	—	—
Earn-Out Liability	199	199	—	—	—	—	—
Licensing Obligation	1,750	250	200	200	200	200	700
Purchase Commitments	1,299	290	1,009	—	—	—	—
Total	$14,487	$7,531	$2,985	$696	$514	$384	$2,377

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception, except for the seven-month period ended May 25, 2003.  Our accumulated deficit as of February 29, 2004 totaled $59.6 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and we may never generate significant revenues or achieve profitability.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

At February 29, 2004, our total debt, including current maturities and capital lease obligations, was approximately $10.2 million and the total debt to equity ratio was approximately 18%.  Of this debt, approximately $6.3 million is comprised of revolving lines of credit and approximately $3.9 million is comprised of term debt and capital lease obligations.  In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line with Wells Fargo Business Credit, Inc. (“Wells Fargo”).  All amounts outstanding under Apio’s previous line of credit with Bank of America were paid off using the new Wells Fargo working capital line (the “Credit Facility”).  The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including maximum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Credit Facility limits the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt.  Of our non-revolving debt, approximately $382,000, $1.4 million and $163,000 become due over the remainder of fiscal year 2004 and each of the next two fiscal years, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

•      a portion of net cash flow from operations must be dedicated to debt service and will not be available for other purposes;

•      our ability to obtain additional debt financing in the future for working capital is reduced;

•      our ability to fund capital expenditures or acquisitions may be limited; and

•      our ability to react to changes in the industry and economic conditions generally may be limited.

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $1.5 million for a performance based earn out and future supply of produce.  Of this amount, $199,000 will be paid in March 2004 and $1.3 million relates to payments to be made in the third quarter of fiscal year 2005.

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future.  Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters).  In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2003 and January 2004 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market.  Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers.  Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets.  Excess supplies can cause intense price competition.  Other factors that affect our food and/or agricultural operations include:

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine-month period ended February 29, 2004, approximately 27% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the nine months ended February 29, 2004, sales to our top five customers accounted for approximately 42% of our revenues, with our largest customers, Sam’s Club, accounting for approximately 13% and Costco Wholesale Corp., accounting for approximately 12% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Since We Order Cartons and Film for Our Products from Suppliers in Advance of Receipt of Customer Orders for Such Products, We Could Face a Material Inventory Risk

As part of our inventory planning, we enter into negotiated orders with vendors of cartons and film used for packing our products in advance of receiving customer orders for such products.  Accordingly, we face the risk of ordering too many cartons and film since orders are generally based on forecasts of customer orders rather than actual orders.  If we cannot change or be released from the orders, we may incur costs as a result of inadequately predicting cartons and film orders in advance of customer orders.  Because of this, we may currently have an oversupply of cartons and film and face the risk of not being able to sell such inventory and our anticipated reserves for losses may be inadequate if we have misjudged the demand for our products.  Our business and operating results could be adversely affected as a result of these increased costs.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 26% of our common stock (including options exercisable within 60 days).  Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval.  This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders.  In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of February 29, 2004.

	2004	2005	2006	2007	2008	There- after	Total
Liabilities (in 000’s)
Lines of Credit	$6,279	$—	$—	$—	$—	$—	$6,279
Avg. Int. Rate	5.39%						5.39%

Long term debt, including current portion
Fixed Rate	$382	$1,371	$163	$155	$161	$1674	$3,906
Avg. Int. Rate	6.89%	6.67%	3.90%	3.79%	3.77%	3.78%	5.73%

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

+     Filed herewith.

(b)           Reports on Form 8-K

A report on Form 8-K was filed on January 8, 2004 reporting the announcement of the financial results for the Company’s second quarter of fiscal year 2004 ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

	By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 13, 2004