Form 10-K
period 2004-05-30
LANDEC CORP \CA\
filed 2004-08-02
CIK 1005286

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 30, 2004, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period for to .

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
 Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $96,760,000 as of November 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock and Convertible Preferred Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock and Convertible Preferred Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of July 15, 2004, there were 23,184,520 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement relating to its September 2004 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

        This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "projected," "expects," "believes," "intends" and "assumes" and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Additional Factors That May Affect Future Results" and the risk factors contained in Item 1 below.

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

        The principal products and services offered by the Company in its two core businesses—Food Products Technology and Agricultural Seed Technology—and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2001, 2002 and 2004 and for the seven months ended May 25, 2003 is summarized in Note 12 to the Consolidated Financial Statements.

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

        In addition to its two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses products outside of Landec's core businesses to industry leaders such as Alcon, Inc. ("Alcon") and UCB Chemicals, a subsidiary of UCB S.A. of Belgium ("UCB"). The Company also engages in research and development activities with companies and supplies products to companies such as L'Oreal of Paris. For segment disclosure purposes, the Technology Licensing/Research and Development business is included in Corporate and Other (in Note 12 to the Consolidated Financial Statements).

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

        Landec's Intelimer materials are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as coconut and palm oils, that are highly purified and designed to be manufactured economically through known synthetic processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthetic process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.

Description of Core Business

        The Company participates in two core business segments—Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct ongoing research and development and supply materials through its Technology Licensing/Research and Development Business.

Food Products Technology Business

        The Company began marketing, in early fiscal year 1996, its proprietary Intelimer-based breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec's proprietary Intelimer packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle. This is referred to as "value-added" products. In December 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation's leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to specialty packaged produce products, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company's proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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

        Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. According to the International Fresh-Cut Produce Association ("IFPA"), in 2003, the total U.S. fresh produce market was estimated to be between $100 to $120 billion. Of this, U.S. retail sales of fresh-cut produce were estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the IFPA, the fresh-cut produce market is one of the highest growth areas in retail grocery stores. And according to the Produce Marketing Association the fresh-cut produce category is growing at double digit rates while total produce is only growing at 2% to 3% per year.

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

        The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, and loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce—a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive Intelimer packaging technology is well suited to the challenges of the produce distribution process.

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

  •
  Temperature Responsiveness.    Landec has developed breathable membranes that can be designed to increase or decrease permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline. The temperature responsiveness of these membranes allows ice to be removed from the distribution system which results in numerous benefits. These benefits include (1) a substantial decrease in freight cost, (2) reduced risk of contaminated produce because ice can be a carrier of micro organisms, (3) the elimination of expensive waxed cartons that cannot be recycled, and (4) the potential decrease in work related accidents due to melted ice.

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

        Landec is working with leaders in the club store, retail grocery chain and foodservice markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

        Landec manufactures its Intelimer packaging both internally and through selected qualified contract manufacturers and markets and sells Intelimer packaging directly to food distributors.

  The Business: Apio, Inc.

        Apio had revenues of approximately $168 million for the fiscal year ended May 30, 2004, $90 million for the seven months ended May 25, 2003, $161 million for the fiscal year ended October 27, 2002 and $174 million for the fiscal year ended October 28, 2001.

        Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses—first, the "fee-for-service" selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary Intelimer packaging. The "fee-for-service" business historically included field harvesting and packing, cooling and marketing of vegetables and fruits on a contract basis for growers in California's Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Apio Fresh, LLC ("Apio Fresh"). Apio Fresh is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio's President and Chief Executive Officer. Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Apio Fresh will pay Apio an on-going royalty fee per carton sold for the use of Apio's brand names and Apio Fresh and its owner growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh cut value-added business. The fresh-cut value-added processing products business, developed within the last eight years, markets a variety of fresh-cut and whole vegetables to the top retail grocery chains representing nearly 10,300 retail and club stores. During the fiscal year ended May 30, 2004, Apio shipped more than seventeen million cartons of produce to over 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

  •
  Lower Cost Structure:    Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio's 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio's value-added products utilize Landec's proprietary Intelimer packaging technology. Our strategy is to operate one large central processing facility in one of California's largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

  •
  Export Capability:    Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary Intelimer packaging technology.

  •
  Expanded Product Line Using Technology:    Apio, through the use of Landec's Intelimer packaging technology, is introducing on average twelve new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced twenty-eight new products, including sixteen new Dole branded products.

        For the past eight years, the Company has marketed its Eat Smart fresh-cut vegetables, party trays and iceless products using its Intelimer packaging technology and has now expanded its technology to include packaging for bananas. The Company has conducted laboratory, shipping, ripening room and retail grocery store trials on its own and with select banana companies. In addition, the Company has qualified banana sourcing from several primary banana-growing countries in Central and South America. During the fourth fiscal quarter of 2004, Apio began to transition from sourcing its own bananas to working with banana shippers who will package their bananas in Landec's packaging and sell those packaged bananas to food service and retail customers. Bananas are a $4 to $4.5 billion annual worldwide market for distributors, which in turn, is a $9 to $10 billion annual worldwide market for retailers. Bananas are the nation's leading produce item, contributing approximately nine to ten percent of produce department sales in the United States.

        Trials have shown that Intelimer packaging technology can significantly extend the shelf life of bananas at the prime color stage for consumers and retailers. By extending the shelf life of the number one item in the produce department, retailers can reduce shrink (waste) and increase sales by displaying bananas at the optimum ripeness.

        The Company has commercially launched the banana packaging technology for use in the food service industry. The Company intends to expand the use of its packaging technology for bananas to the food service industry during fiscal year 2005 while optimizing its Intelimer packaging technology for other potential banana customers.

        In addition to the introduction of specialty packaging for bananas, the Company is selling its Intelimer packaging technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns and export cut broccoli crowns.

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

        Two years ago the Company started commercially shipping a re-sealable package utilizing the Intelimer packaging technology on its larger-sized fresh-cut vegetable packages. The Company expects the re-sealable package to facilitate the introduction of new retail products.

        Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store. The rectangular tray design is convenient for storage in consumers' refrigerators and expands the Company's wide-ranging vegetable tray line.

        In June 2003, the Company commercially launched its new Petite fresh-cut vegetable tray for retail and its new retail mini-tray. Also in June 2003, the Company entered into an exclusive packaging and marketing agreement with Dole Fresh Vegetables, Inc. for Apio to sell and distribute a line of fresh cut produce under the Dole brand in the United States and Canada.

        In fiscal year 2004, sales of the value-added vegetable tray line grew 84%, and according to A.C. Nielsen, for the three months ended March 31, 2004, the Company's market share for sales of vegetable trays to retail grocery stores in the U.S. was 37%.

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

        In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus® coatings for inbred corn seed. As a result of the success realized in fiscal years 2002 and 2003, Landec Ag is expanding its sales of inbred corn seed coating products in fiscal year 2004 to regional and national seed companies in the United States. This application is targeted to approximately 640,000 acres in ten states and is now being used by 40 seed companies in the United States. In addition, based on the successful field trial results during 2003 for our Early Plant® corn, the Company expanded its sales in 2004. Sales in 2004 of its Pollinator Plus and Early Plant products increased nearly 50% compared to 2003. Early Plant corn, perhaps Landec Ag's largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid corn enables large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Current sales verify our research that farmers will pay a significant premium for Landec Ag's Early Plant corn. Our Relay™ Cropping System of wheat and Intellicoat coated soybean allows farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.

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

  The Business: Landec Ag

        Landec Ag had sales of approximately $23.6 million for the fiscal year ended May 30, 2004, $21.0 million for the seven months ended May 25, 2003, $19.4 million for the fiscal year ended October 27, 2002 and $16.2 million for the fiscal year ended October 28, 2001.

        Based in Monticello, Indiana, Landec Ag sells a comprehensive line of hybrid seed corn to more than 12,000 farmers in over forty states through direct marketing programs. The success of Landec Ag comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. The Company believes that this direct channel of distribution provides a 35% cost advantage to its customers.

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

Technology Licensing/Research and Development Businesses

        The Company believes its technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses. For example, Landec's core patented Intelimer materials technology, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, the Company has entered into or will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

  Industrial Materials and Adhesives

        Landec's industrial product development strategy is to focus on coatings, catalysts, resins, additives and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.

        Intelimer Polymer Systems.    Landec has developed latent catalysts useful in extending pot-life, extending shelf life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. The Company has also developed Intelimer polymer materials useful in enhancing the formulating options for various personal care products. Landec's pressure sensitive adhesives ("PSA") technology is currently being evaluated in a variety of industrial and medical applications where strong adhesion to a substrate (i.e. steel, glass, silicon, skin, etc.) is desired for a defined time period and upon thermal triggering, results in a significant peel strength reduction. For example, select PSA systems exhibit greater than 90% reduction in peel strength upon warming, making them ideal for applications on fragile substrates.

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

  Personal Care and Cosmetic Applications

        Landec's personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company is currently shipping products to L'Oreal of Paris for use in lotions. To date, sales of product to L'Oreal have not been material to Landec's financial results.

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

        Human clinical trials were recently completed on the PORT product. Landec and its partner Alcon believe that PORT plugs, if approved by the FDA, will have additional ophthalmic applications beyond the dry eye market. This would include applications for people who cannot wear contact lenses due to limited tear fluid retention and patients receiving therapeutic drugs via eye drops that require longer retention in the eye.

        In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment of $500,000, a $750,000 milestone payment in November 1998, and research and development funding and Landec will receive ongoing royalties of 11.5% on product sales of each PORT device through 2012. Any fees paid to the Company are non-refundable. Landec will continue to provide development support on a contract basis through the FDA approval process and product launch. Landec also provides the Intelimer polymer to Alcon which is used in the PORT device.

        Medical Device.    On April 18, 2002, Landec entered into an exclusive licensing and one year research and development collaboration with a large medical device company. Upfront payments totaled $420,000 with total potential payments of up to $1.35 million based on certain milestones being met. In addition, royalties of 8% will be paid on future product sales.

Discontinued Operations

        Dock Resins.    In April 1997, the Company acquired Dock Resins, a privately held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Dock Resins sells products under the Doresco® trademark which are used by more than 300 customers throughout the United States and other countries in the coatings, printing inks, laminating and adhesives markets. Dock Resins is a supplier of proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplies products to a number of other markets, such as, graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.

        In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses) in order to strengthen its balance sheet and focus management's attention on our core food and agricultural technology businesses. In accordance with the Stock Purchase Agreement, $1.35 million of the sales price was placed into an escrow fund to satisfy any breaches of representations and warranties made by the Company. The escrow funds were released on January 31, 2004.

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

Sales and Marketing

        Each of the Company's core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. During fiscal year 2004, sales to the Company's top five customers accounted for approximately 40% of its revenues, with the top customers, Sam's Club and Costco Wholesale Corp., each accounting for approximately 12% of the Company's revenues.

  Food Products Technology Business

        Apio has 18 sales people, located in central California and throughout the U.S., supporting the export business and the specialty packaged value-added produce business.

  Agricultural Seed Technology Business

        Landec Ag utilizes 38 seed sales consultants and associates located in Monticello, Indiana for its direct marketing of Fielders Choice Direct seed corn and Intellicoat coated products. Customer contacts are made based on direct responses and inquiries from customers.

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

  Agricultural Seed Technology Business

        The Company performs its batch coating operations in a leased facility in Oxford, Indiana. This facility is being used to coat other seed companies' inbred seed corn with the Company's Pollinator Plus corn seed coatings.

        The Company has a pilot manufacturing facility in Indiana to support the commercialization of its Early Plant corn and for its Relay Cropping System for wheat/coated soybean products. This facility utilizes a continuous coating process that has increased seed coating capabilities by tenfold compared to the previous system using batch coaters. Landec Ag contracts for production of its hybrid seed corn from established seed producers.

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

  Research and Development

        Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal year ended May 30, 2004, for the seven month period ended May 25, 2003, for the fiscal year ended October 27,

2002 and for the fiscal year ended October 28, 2001 were $3.7 million, $2.4 million, $3.7 million and $3.3 million, respectively. Research and development expenditures funded by corporate partners were $173,000 for the fiscal year ended May 30, 2004, $392,000 for the seven month period ended May 25, 2003, $975,000 for the fiscal year ended October 27, 2002 and $473,000 for the fiscal year ended October 28, 2001. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 30, 2004, Landec had 24 employees, including 5 with Ph.D.'s, engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

        The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted twenty-five U.S. patents with expiration dates ranging from 2006 to 2020 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company's technology. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

        As of May 30, 2004, Landec had 159 full-time employees, of whom 45 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 114 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

Available Information

        Landec's Web site is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Report.

Item 2. Properties

        The Company owns or leases properties in Menlo Park and Guadalupe, California; West Lebanon, Oxford and Monticello, Indiana and Danville, Illinois.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Other	Leased	10,400 square feet of office and laboratory space	—	12/31/06
Monticello, IN	Agricultural Seed Technology	Owned	19,400 square feet of office space	0.5	—
West Lebanon, IN	Agricultural Seed Technology	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Agricultural Seed Technology	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/05
Danville, IL	Agricultural Seed Technology	Leased	200,000 square feet of warehouse space	—	12/31/08
Guadalupe, CA	Food Products Technology	Owned	106,000 square feet of office space, manufacturing and cold storage	11.6	—

        There are bank liens encumbering all of the Company's owned land and buildings.

Item 3. Legal Proceedings

        The Company is currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended May 30, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is traded on the Nasdaq National Market under the symbol "LNDC". The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal Year Ended May 30, 2004	High	Low
4th Quarter ending May 30, 2004	$9.16	$5.97
3rd Quarter ending February 29, 2004	$8.25	$5.57
2nd Quarter ending November 30, 2003	$6.60	$3.56
1st Quarter ending August 31, 2003	$4.87	$3.01
Seven Months Ended May 25, 2003	High	Low
One month ending May 25, 2003	$3.13	$2.36
2nd Quarter ending April 27, 2003	$3.01	$2.25
1st Quarter ending January 26, 2003	$2.99	$1.54
Fiscal Year Ended October 27, 2002	High	Low
4th Quarter ending October 27, 2002	$3.64	$1.51
3rd Quarter ending July 28, 2002	$4.40	$3.00
2nd Quarter ending April 28, 2002	$4.24	$3.30
1st Quarter ending January 27, 2002	$5.70	$2.81

        There were approximately 109 holders of record of 23,184,520 shares of outstanding Common Stock as of July 15, 2004. Since certain holders are listed under their brokerage firm's names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

        The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on September 30, 2004, is incorporated by reference into Item 5 of this report.

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

	Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002	Year Ended October 27, 2002	Year Ended October 28, 2001	Year Ended October 29, 2000	Year Ended October 31, 1999
			(Unaudited)
	(in thousands)
Statement of Operations Data:
Revenues:
Product sales	$185,664	$98,689	$96,513	$152,958	$141,314	$129,457	$19,926
Services revenue	5,791	12,784	15,882	26,827	48,429	66,809	—
License fees	88	357	1,274	2,330	374	374	750
Research, development and royalty revenues	549	429	402	1,040	529	586	770

Total revenues	192,092	112,259	114,071	183,155	190,646	197,226	21,446
Cost of revenue:
Cost of product sales	158,911	82,339	80,680	131,352	122,081	110,594	12,016
Cost of services revenue	3,390	9,216	12,505	20,463	40,751	56,621	—

Total cost of revenue	162,301	91,555	93,185	151,815	162,832	167,215	12,016

Gross profit	29,791	20,704	20,886	31,340	27,814	30,011	9,430
Operating costs and expenses:
Research and development	3,732	2,380	2,094	3,664	3,270	3,444	4,653
Selling, general and administrative	22,004	14,923	16,217	26,418	27,398	26,927	8,523
Exit of domestic commodity vegetable business	—	1,095	—	—	—	—	—
Exit of fruit processing business	—	—	—	—	—	525	—

Total operating costs and expenses	25,736	18,398	18,311	30,082	30,668	30,896	13,176

Operating profit (loss)	4,055	2,306	2,575	1,258	(2,854)	(885)	(3,746)
Interest income	164	144	177	247	617	873	290
Interest expense	(811)	(642)	(1,097)	(1,551)	(2,789)	(2,083)	—
Minority interest expense	(537)	(235)	(224)	(525)	(28)	(101)	—
Other income, net	29	218	71	772	216	126	—

Income (loss) from continuing operations	2,900	1,791	1,502	201	(4,838)	(2,070)	(3,456)
Discontinued Operations:
(Loss) income from discontinued operations	—	—	—	—	(537)	(14)	687
Loss on disposal of operations	—	—	—	(1,688)	(2,500)	—	—

(Loss) income from discontinued operations	—	—	—	(1,688)	(3,037)	(14)	687

Net income (loss) before cumulative effect of change in accounting	2,900	1,791	1,502	(1,487)	(7,875)	(2,084)	(2,769)
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	—	(1,914)	—

Net income (loss)	$2,900	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)	$(2,769)

Net income (loss)	$2,900	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)	$(2,769)
Dividends on Series B preferred stock	(464)	(219)	(202)	(412)	—	—	—

Net income (loss) applicable to common shareholders	$2,436	$1,572	$1,300	$(1,899)	$(7,875)	$(3,998)	$(2,769)

	Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002	Year Ended October 27, 2002	Year Ended October 28, 2001	Year Ended October 29, 2000	Year Ended October 31, 1999
			(Unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Basic net income (loss) per share:
Continuing operations	$0.11	$0.08	$0.07	$(0.01)	$(0.29)	$(0.13)	$(0.26)
Discontinued operations	—	—	—	(0.09)	(0.19)	—	0.05
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	—	(0.12)	—

Basic net income (loss) per share	$0.11	$0.08	$0.07	$(0.10)	$(0.48)	$(0.25)	$(0.21)

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.07	$0.06	$(0.01)	$(0.29)	$(0.13)	$(0.26)
Discontinued operations	—	—	—	(0.09)	(0.19)	—	0.05
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	—	(0.12)	—

Diluted net income (loss) per share	$0.12	$0.07	$0.06	$(0.10)	$(0.48)	$(0.25)	$(0.21)

Pro forma amounts assuming the change in accounting for upfront license fee revenue is applied retroactively:
Net income (loss) applicable to common shareholders	$2,493	$1,572	$1,300	$(1,899)	$(7,875)	$(2,084)	$(3,145)

Basic net income (loss) per share	$0.11	$0.08	$0.07	$(0.10)	$(0.48)	$(0.13)	$(0.24)

Diluted net income (loss) per share	$0.12	$0.07	$0.06	$(0.10)	$(0.48)	$(0.13)	$(0.24)

Shares used in per share computation:
Basic	21,396	20,948	17,777	18,172	16,371	15,796	13,273

Diluted	23,556	22,626	21,082	18,172	16,371	13,273	13,273

	May 30, 2004	May 25, 2003	October 27, 2002	October 28, 2001	October 29, 2000	October 31, 1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,458	$3,699	$7,849	$8,695	$8,636	$2,399
Total assets	93,007	96,887	107,803	120,122	128,165	36,097
Debt	8,996	13,494	17,543	33,416	26,350	—
Convertible preferred stock	—	5,531	14,461	14,049	9,149	—
Accumulated deficit	(55,292)	(57,728)	(59,300)	(57,401)	(49,526)	(45,528)
Total shareholders' equity	61,549	57,903	55,963	49,839	52,178	31,761

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under "Additional Factors That May Affect Future Results." Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

        Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development—QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intelimer packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems in June 1997 that includes polymer materials for various industrial applications and beginning in November 2003 for personal care applications; and Intellicoat coated inbred corn seeds in the Fall of 1999.

        With the acquisition of Apio in December 1999 and Landec Ag in September 1997, the Company is focused on two core businesses—Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company's Intelimer packaging technology with Apio's fresh-cut and whole produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Landec Ag's direct marketing, telephone sales and e-commerce distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company's core businesses. See "Business—Description of Core Business".

        From inception through May 30, 2004, the Company's accumulated deficit was $55.3 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Inventories

        Inventories are stated at the lower of cost or market. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

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

        Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000, the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During the fiscal year ended May 30, 2004 and for the seven months ended May 25, 2003, and for fiscal years ended October 27, 2002 and October 28, 2001, $88,000, $51,000, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 per year for 2005 through 2012, and $21,000 for fiscal year 2013.

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

Goodwill and Other Intangible Asset Impairment

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective October 29, 2001 and is required to evaluate its goodwill and indefinite lived intangible assets for impairment annually. This evaluation incorporates a variety of estimates including the fair value of the Company's operating segments. If the carrying value of an operating segment's assets exceeds the estimated fair value, the Company would likely be required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date no impairment losses have been incurred.

Recent Accounting Pronouncements

Accounting for Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. The adoption of FIN 46 did not have an impact on our financial position, cash flows or results of operations.

Employer's Disclosure about Pensions and Other Post-Retirement Benefits

        In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The adoption of SFAS No. 132 did not have an impact on our financial position, cash flows or results of operations.

Results of Operations

        The Company's results of operations reflect only the continuing operations of the Company and do not include the results of the discontinued Dock Resins operation.

        Twelve Months Ended May 30, 2004 Compared to Twelve Months Ended May 25, 2003 (the twelve months ended May 25, 2003 amounts are unaudited and presented for comparative purposes only)

Revenues (in thousands):

	Fiscal Year ended May 30, 2004	Twelve months ended May 25, 2003 (Unaudited)	Change
Apio Value Added	$101,067	$82,447	23%
Apio Trading	59,311	47,989	24%
Apio Bananas	1,715	4,540	(62)%
Apio Service	5,793	23,122	(75)%

Total Apio	167,886	158,098	6%
Landec Ag	23,641	21,014	13%
Corporate	565	2,230	(75)%

Total Revenues	$192,092	$181,342	6%

  Apio Value Added

        Apio's value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio's Eat Smart brand and the Dole brand.

        The increase in Apio's value-added revenues for the fiscal year ended May 30, 2004 compared to the same periods last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Specifically, sales of Apio's value-added 12-ounce specialty packaged retail product line grew 44% and sales of Apio's value-added vegetable tray products grew 84% during the fiscal year ended May 30, 2004 compared to the same period last year. Overall value-added sales volume increased 23% during the fiscal year ended May 30, 2004 compared to the same period last year.

  Apio Trading

        Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio's export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for fiscal year 2004 was $48.7 million or 82% of total trading revenues.

        The increase in revenues in Apio's trading business for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to changes in the provisions of certain export contracts. Based on these revised contracts, the Company now takes title to the products and therefore recognizes the revenue at its gross sales value rather than recording only the commission portion as revenue as it had done in the prior year before the changes in the provisions on certain of these contracts had been completed. In addition, export sales volumes were higher by 14% for the fiscal year ended May 30, 2004 compared to the same period last year.

  Apio Bananas

        Apio banana revenues consist of revenues generated from the sale of bananas in our proprietary packaging. During fiscal year 2004, bananas have been sold almost exclusively to food service companies whereas in the prior year there were also product sales to retail grocery chains.

        The decrease in revenues from the sale of bananas for the fiscal year ended May 30, 2004 compared to the same period last year was due to the Company not selling bananas to retail grocery stores in fiscal year 2004 resulting in a 46% decrease in the unit volume of bananas sold. This decrease was due to the Company focusing on selling bananas to food service companies and developing alternative packaging formats during fiscal year 2004. During the fourth fiscal quarter of 2004, Apio began to transition from sourcing its own bananas to working with banana shippers who will package their bananas in Landec's packaging and sell those packaged bananas to food service and retail customers.

  Apio Service

        Prior to its sale on June 30, 2003, Apio operated a domestic commodity vegetable business that marketed and sold whole produce for growers. Apio charged a per carton service fee for marketing and selling these whole commodity products. Subsequent to June 30, 2003, Apio's service revenues consist of revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.

        The decrease in service revenues during the fiscal year ended May 30, 2004 compared to the same period last year is directly attributable to the sale of Apio's domestic commodity vegetable business on June 30, 2003.

  Landec Ag

        Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder's Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. For the fiscal year ended May 30, 2004 and the twelve month period ended May 25, 2003, over 95% of Landec Ag's revenues were from the sale of hybrid seed corn under the Fielder's Choice brand.

        The increase in revenues at Landec Ag during the fiscal year ended May 30, 2004 compared to the same period last year is due to a change in product mix to higher priced hybrid corn varieties that resulted in a 16% increase in the average price per unit.

  Corporate

        Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

        The decrease in Corporate revenues for the fiscal year ended May 30, 2004 compared to the same period of the prior year is due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation ("UCB") entered into in December 2001 which was recognized to revenue ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.

Gross Profit (in thousands):

	Fiscal Year ended May 30, 2004	Twelve months ended May 25, 2003 (Unaudited)	Change
Apio Value Added	$15,792	$11,531	37%
Apio Trading	2,898	3,002	(3)%
Apio Bananas	(862)	(476)	81%
Apio Service	2,403	6,178	(61)%

Total Apio	20,231	20,235	—
Landec Ag	9,086	8,693	5%
Corporate	474	2,230	(79)%

Total Gross Profit	$29,791	$31,158	(4)%

General

        There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, labor and overhead), volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The following discussion surrounding gross profits includes management's best estimates of the reasons for the changes for the fiscal year ended May 30, 2004 compared to the same period last year as outlined in the table above.

  Apio Value-Added

        The increase in gross profits for Apio's value-added specialty packaged vegetable business for the fiscal year ended May 30, 2004 compared to the same period last year was due to (1) a 23% increase in value-added sales during fiscal year 2004, (2) product mix changes to higher margin products such as vegetable trays and (3) improved manufacturing efficiencies through further automation of Apio's production process. These increases in gross profits were partially offset by produce shortages in late December 2003 and most of January 2004 which reduced gross profits by $1.5 million.

  Apio Trading

        Apio's trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profits during the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to a sales mix change to lower margin fruit products from higher margin broccoli products.

  Apio Bananas

        The decrease in gross profits for Apio's banana business for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to Apio only selling bananas in its proprietary packaging to a few food service companies during fiscal year 2004 versus selling bananas to both food service companies and retail grocery chains in 2003. In addition, food service companies often do not purchase the entire container load of bananas that Apio has had shipped from Central America. When this occurs, Apio has to sell the remaining bananas on the open market at prices that do not cover its full costs and recognizes negative gross profits on the sale of those bananas. During the fourth fiscal quarter of 2004, Apio began to transition from sourcing its own bananas to working with banana shippers who will package their bananas in Landec's packaging and sell those packaged bananas to food service and retail customers.

  Apio Service

        The decrease in Apio's service business gross profits during the fiscal year ended May 30, 2004 compared to the same period last year was directly attributable to the sale of Apio's domestic commodity vegetable business on June 30, 2003.

  Landec Ag

        The increase in gross profits for Landec Ag for the fiscal year ended May 30, 2004 compared to the same period last year was due to the increase in revenues, partially offset by higher royalty fees on corn seed hybrids with traits, such as genetics or certain chemicals, resulting in lower gross profits as a percentage of sales in fiscal year 2004 compared to the same period last year.

  Corporate

        The decrease in gross profits for Corporate for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to the $2.0 million licensing agreement with UCB, which was entered into in December 2001, being recognized to gross profits ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.

Operating Expenses (in thousands):

	Fiscal Year ended May 30, 2004	Twelve months ended May 25, 2003 (unaudited)	Change
Research and Development:
Apio	$1,326	$1,541	(14)%
Landec Ag	1,057	1,135	(7)%
Corporate	1,349	1,274	6%

Total R&D	$3,732	$3,950	(6)%

Selling, General and Administrative:
Apio	$12,418	$16,630	(25)%
Landec Ag	6,817	6,849	—
Corporate	2,769	2,741	1%

Total S,G&A	$22,004	$26,220	(16)%

  Research and Development

        Landec's research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives as well as legal fees associated with protecting Landec's intellectual property (patents, trademarks, etc.). Research and developments efforts at Apio are focused on the Company's proprietary breathable membranes used for packaging produce, with recent focus on extending the shelf life of bananas. At Landec Ag, the research and development efforts are focused on the Company's proprietary Intellicoat coatings for seeds, primarily corn seed. At Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

        The decrease in research and development expenses for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to lower research and development expenses associated with the Company's specialty packaging banana program as the focus of the program has shifted to market testing of the packaging technology and developing collaborative supply arrangements with banana shippers.

  Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec's product sales and services, business development expenses and staff and administrative expenses.

        The decrease in selling, general and administrative expenses for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to a decrease in selling, general and administrative expenses at Apio as a result of the sale of Apio's domestic commodity vegetable business on June 30, 2003.

Other (in thousands):

	Fiscal Year ended May 30, 2004	Twelve months ended May 25, 2003 (unaudited)	Change
Interest Income	$164	$215	(24)%
Interest Expense	(811)	(1,096)	(26)%
Minority Interest Expense	(537)	(534)	1%
Other Income	29	916	(97)%

Total Other Expense	$(1,155)	$(499)	131%

Interest Income

        The decrease in interest income for the fiscal year ended May 30, 2004 compared to the same period last year was due to a reduction in interest bearing notes receivable at Apio.

  Interest Expense

        The decrease in interest expense during the fiscal year ended May 30, 2004 compared to the same period last year was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

  Minority Interest Expense

        The minority interest expense consists of the minority interest associated with the limited partners' equity interest in the net income of Apio Cooling, LP.

  Other

        Other consists of non-operating income and expenses such as the gain or loss on the sale of assets.

        The increase in the net other expense for the fiscal year ended May 30, 2004 compared to the same period last year was primarily due to a decrease in income recognized during fiscal year 2004 compared to the same period last year. During the twelve months ended May 25, 2003, other income included a $436,000 gain from the sale of Apio's fruit processing facility, $160,000 in farm equipment rental income associated with the domestic commodity vegetable business sold in June 2003 and other miscellaneous credits.

  Seven Months Ended May 25, 2003 Compared to Seven Months Ended June 2, 2002 (unaudited)

        Total revenues for the seven months ended May 25, 2003 were $112.3 million compared to $114.1 million during the same period in 2002. Revenues from product sales and services for the seven months ended May 25, 2003 decreased to $111.5 million from $112.4 million during the same period of 2002 due primarily to decreased revenues in (1) Apio's "fee-for-service" commodity business which decreased to $12.8 million during the seven months ended May 25, 2003 compared to $15.9 million in revenues during the same period of 2002 as a result of the Company focusing on its value added business, (2) Apio's export business which decreased to $17.9 million during the seven months ended May 25, 2003 compared to $21.6 million during the same period of 2002 as a result of decreased sales of broccoli and fruit to Asia and (3) Apio's banana business which decreased to $1.7 million during the seven months ended May 25, 2003 compared to $3.1 million for the same period of 2002 as a result of reduced retail sales as the Company prepared for market trials. These decreases in revenue were partially offset by increased revenues in Apio's value added fresh-cut and whole vegetable produce business which increased to $54.3 million during the seven months ended May 25, 2003 from $47.1 million in the same period of 2002 as a result of increased product offerings, increased sales to existing customers and the addition of new customers. In addition, Landec Ag revenues increased to $21.0 million during the seven months ended May 25, 2003 from $19.5 million in the same period of 2002 due to a change in product mix to higher revenue products. Revenues from license fees decreased to $357,000 for the seven months ended May 25, 2003 from $1.3 million for the same period of 2002 due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation entered into in December 2001 which was recognized ratably over a 12-month period through December 2002. Revenues from research and development funding for the seven months ended May 25, 2003 increased to $429,000 from $402,000 during the same period of 2002.

        Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $91.6 million for the seven months ended May 25, 2003 compared to $93.2 million for the same period of 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 18% during the seven months ended May 25, 2003 from 17% during the same period of 2002. The increase in the gross margin percentage during the seven months ended May 25, 2003 compared to the same period of 2002 was due to higher margins in Apio's value added vegetable business. Excluding the impact from farming activities, gross margins from product sales and services for the seven months ended May 25, 2003 would have been 19% compared to 16% during the same period of 2002. During the seven months ended May 25, 2003, the Company realized losses from farming activities associated with its commodity business of $1.1 million compared to income from farming activities of $926,000 for the seven months ended June 2, 2002. Overall gross profit was virtually flat at $20.7 million for the seven months ended May 25, 2003 compared to $20.9 million for the same period of 2002.

        Research and development expenses increased to $2.4 million for the seven months ended May 25, 2003 compared to $2.1 million during the same period of 2002, an increase of 14%. The increases in research and development expenses during the seven months ended May 25, 2003 compared to the same period of 2002 was primarily due to efforts being spent to develop the Company's banana and seed technologies.

        Selling, general and administrative expenses were $14.9 million for the seven months ended May 25, 2003 compared to $16.2 million for the same period of 2002, a decrease of 8%. The decrease in selling, general and administrative expenses during the seven months ended May 25, 2003 compared to the same period of 2002 is primarily due to a decrease in selling, general and administrative expenses at Apio resulting from its cost reduction efforts. For the seven months ended May 25, 2003 sales and marketing expenses decreased to $5.5 million from $6.0 million during the same period of 2002.

        Effective June 30, 2003, the Company sold certain assets related to its former domestic commodity vegetable business to Apio Fresh, LLC, in exchange for notes receivable, a long-term produce supply agreement for the Company's value-added specialty packaging business and a per carton royalty for use of Apio's brand names based on units sold by Apio Fresh, LLC. As a result of no longer being in the domestic commodity vegetable business, the Company recorded a $1.1 million charge at May 25, 2003, primarily for the write down of inventories and notes receivable associated with the domestic commodity vegetable business.

        Interest income for the seven months ended May 25, 2003 was $144,000 compared to $177,000 for the same period of 2002. Interest expense for the seven months ended May 25, 2003 was $642,000 compared to $1.1 million for the same period of 2002. The decrease in interest expense is due to using cash generated from operations, the sale of non-strategic assets and from past equity financings to pay down debt and thus lower interest expenses.

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

Liquidity and Capital Resources

        As of May 30, 2004, the Company had cash and cash equivalents of $6.5 million, a net increase of $2.8 million from $3.7 million at May 25, 2003.

  Cash Flow from Operating Activities

        Landec generated $8.1 million of cash flow from operating activities during fiscal year 2004 compared to using $1.6 million from operating activities for the twelve months ended May 25, 2003. The primary sources of cash during the fiscal year ended May 30, 2004 were from a decrease in accounts and notes receivable from improved collection efforts at Apio and from the sale of Apio's domestic commodity vegetable business on June 30, 2003. The primary uses of cash in operating activities were from the reduction in payables and accrued liabilities primarily due to the sale of Apio's domestic commodity vegetable business on June 30, 2003.

  Cash Flow from Investing Activities

        Net cash used in investing activities for the year ended May 30, 2004 was $1.4 million compared to cash generated from investing activities of $9.0 million for the same period last year. The high amount of cash generated from investing activities in the prior period was due to the sale of Dock Resins in October 2002. The primary uses of cash from investing activities in fiscal year 2004 were for the purchase of $3.4 million of property and equipment. In addition, $2.4 million of restricted cash was released from the escrow pursuant to the Dock Resins Stock Purchase Agreement and from the repayment of a capital lease obligation and became available for use as funds.

Cash Flow from Financing Activities

        Net cash used in financing activities for the fiscal year ended May 30, 2004 was $3.9 million compared to $5.7 million for the same period last year. The cash was used to repay debt.

  Capital Expenditures

        During the fiscal year ended May 30, 2004, Landec purchased vegetable processing equipment and expanded its processing facility to support the growth of Apio's value added business. These expenditures represented the majority of the $3.4 million of equipment purchased.

  Debt

        In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the "Lines") with Wells Fargo Business Credit, Inc. ("Wells Fargo"). All amounts outstanding under Apio's loan agreement with Bank of America were paid off using the new Wells Fargo working capital line. The term of the Lines is three years expiring on July 31, 2006. During fiscal year 2004, the interest rate was calculated based on the prime rate plus 1%, or 5% on an annual basis. Subsequent to the end of fiscal year 2004, the interest rate is being calculated based on the prime rate plus .25%, currently 4.5% on an annual basis. The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures. Apio was in compliance with all of the loan covenants throughout fiscal year 2004. The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met. Landec has pledged substantially all of the assets of Apio to secure the Lines. As of May 30, 2004, $5.3 million was outstanding under the Lines.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.50%, currently 4.75% on an annual basis. The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants throughout fiscal year 2004. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 30, 2004, no amounts were outstanding under Landec Ag's revolving line of credit.

        At May 30, 2004, Landec's total debt, including current maturities and capital lease obligations, was $9.0 million and the total debt to equity ratio was 15% as compared to 23% at May 25, 2003. Of this debt, approximately $5.3 million was comprised of revolving lines of credit and approximately $3.7 million was comprised of term debt and capital lease obligations, $2.2 million of which is mortgage debt on Apio's manufacturing facilities. The amount of debt outstanding on the Company's revolving lines of credit fluctuates over time. Borrowings on Landec's lines of credit are expected to vary with seasonal requirements of the Company's businesses. In addition, in connection with Landec's acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $1.2 million (recorded at $1.1 million on a discounted basis) during the third quarter of fiscal year 2005.

Contractual Obligations

        The Company's material contractual obligations for the next five years and thereafter as of May 30, 2004, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation
	Total	2005	2006	2007	2008	2009	Thereafter
Lines of Credit	$5,317	$5,317	$—	$—	$—	$—	$—
Long-term Debt	3,556	1,460	159	134	139	144	1,520
Capital Leases	123	45	30	22	23	3	—
Operating Leases	2,249	664	621	459	331	174	—
Land Leases	1,300	85	68	68	68	68	943
Licensing Obligation	800	100	100	100	100	100	300
Purchase Commitments	1,009	1,009	—	—	—	—	—

Total	$14,354	$8,680	$978	$783	$661	$489	$2,763

        Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

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

        Landec believes that its cash from operations, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months.

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

We Have a History of Losses Which May Continue

        We have incurred net losses in each fiscal year since our inception, except for the fiscal year ended May 30, 2004 and the seven-month period ended May 25, 2003. Our accumulated deficit as of May 30, 2004 totaled $55.3 million. We may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

        At May 30, 2004, our total debt, including current maturities and capital lease obligations, was approximately $9.0 million and the total debt to equity ratio was approximately 15%. Of this debt, approximately $5.3 million is comprised of revolving lines of credit and approximately $3.7 million is comprised of term debt and capital lease obligations. In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line with Wells Fargo Business Credit, Inc. ("Wells Fargo"). All amounts outstanding under Apio's previous line of credit with Bank of America were paid off using the new Wells Fargo working capital line (the "Credit Facility"). The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including maximum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures. The Credit Facility limits the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met. Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt. Of our non-revolving debt, approximately $1.5 million, $189,000 and $156,000 become due over the next three fiscal years, respectively. This level of indebtedness limits our financial and operating flexibility in the following ways:

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

        In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $1.2 million for the future supply of produce. This amount is schedule to be paid during the third quarter of fiscal year 2005.

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

        As a result of these and other factors, we expect to continue to experience fluctuations in quarterly operating results.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

        For fiscal year 2004, approximately 25% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

        During fiscal year 2004, sales to our top five customers accounted for approximately 40% of our revenues, with our largest customers, Sam's Club and Costco Wholesale Corp., each accounting for approximately 12% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Stock Price May Fluctuate in Accordance with Market Conditions

        Over the past several years the stock market has experienced extreme price and volume fluctuations. The following events may cause the market price of our common stock to fluctuate significantly:

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

Recently Enacted Changes in Securities Laws and Regulations Are Likely to Increase Our Costs

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

        Our executive officers and directors and their affiliates own or control approximately 24% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

        Our Board of Directors has the authority, without further approval of our shareholders, to fix the rights and preferences, and to issue shares, of preferred stock. In November 1999, we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock was converted into 1,666,670 shares of Common Stock on November 19, 2002 and the Series B Convertible Preferred Stock was converted into 1,744,102 shares of Common Stock on May 7, 2004.

        The issuance of new shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our Common Stock.

We Have Never Paid any Dividends on Our Common Stock

        We have not paid any cash dividends on our Common Stock since inception and do not expect to do so in the foreseeable future. Any dividends may be subject to preferential dividends payable on any preferred stock we may issue.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The following table presents information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. The carrying value of the Company's debt obligations approximates the fair value of the debt obligations as of May 30, 2004.

Liabilities (in 000's)	2005	2006	2007	2008	2009	Thereafter	Total
Lines of Credit	$5,317	$—	$—	$—	$—	$—	$5,317
Avg. Int. Rate	5.38%
Long term debt, including current portion
Fixed Rate	$1,505	$189	$156	$162	$147	$1,520	$3,679
Avg. Int. Rate	6.70%	3.87%	3.79%	3.77%	3.74%	3.76%	5.10%

Item 8. Financial Statements and Supplementary Data

        See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

  (a)
  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), Landec's principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective such that the material information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  (b)
  Since the Evaluation Date, there have not been any significant changes in Landec's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

        This information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2004 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

        This information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2004 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        This information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2004 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        This information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2004 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        This information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2004 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements of Landec Corporation
		Page
	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets at May 30, 2004 and May 25, 2003	48
	Consolidated Statements of Operations for the Year Ended May 30, 2004, the Seven Months Ended May 25, 2003 and June 2, 2002 (unaudited) and for the Years Ended October 27, 2002 and October 28, 2001	49
	Consolidated Statements of Changes in Shareholders' Equity for the Year Ended May 30, 2004, the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002 and October 28, 2001	50
	Consolidated Statements of Cash Flows for the Year Ended May 30, 2004, the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002 and October 28, 2001	51
	Notes to Consolidated Financial Statements	52
2.	Schedule I: Condensed Financial Information of Registrant at May 30, 2004 and May 25, 2003 and for the Year Ended May 30, 2004, the Seven Months Ended May 25, 2003 and June 2, 2002 (unaudited) and for the Years Ended October 27, 2002 and October 28, 2001	81
	Schedule II: Valuation and Qualifying Accounts for the Year Ended May 30, 2004, the Seven Months Ended May 25, 2003 and for the Years Ended October 27, 2002 and October 28, 2001	84

	All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules have therefore been omitted.
3.	Index of Exhibits	85
	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Landec Corporation

        We have audited the accompanying consolidated balance sheets of Landec Corporation as of May 30, 2004 and May 25, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended May 30, 2004, the seven months ended May 25, 2003 and for each of the two years in the period ended October 27, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at May 30, 2004 and May 25, 2003, and the consolidated results of its operations and its cash flows for the year ended May 30, 2004, the seven months ended May 25, 2003 and for each of the two years in the period ended October 27, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets in 2002.

/s/ ERNST & YOUNG LLP
San Jose, California July 20, 2004

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 30, 2004	May 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,458	$3,699
Restricted cash	—	2,382
Accounts receivable, less allowance for doubtful accounts of $265 and $191 at May 30, 2004 and May 25, 2003, respectively	14,851	17,313
Accounts receivable, related party	498	—
Inventory	11,227	11,716
Notes and advances receivable, net	1,144	2,312
Notes receivable, related party	306	83
Prepaid expenses and other current assets	1,527	1,664

Total current assets	36,011	39,169
Property and equipment, net	18,341	18,511
Goodwill, net	25,987	26,116
Trademarks, net	11,570	11,570
Other intangibles, net	85	140
Notes receivable	605	1,120
Notes receivable, related party	96	—
Other assets	312	261

	$93,007	$96,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,960	$13,940
Grower payables	—	3,234
Related party payables	430	632
Accrued compensation	1,570	1,223
Other accrued liabilities	2,506	3,931
Deferred revenue	807	719
Lines of credit	5,317	7,244
Current maturities of long term debt	1,505	2,375

Total current liabilities	27,095	33,298
Long term debt, less current maturities	2,174	3,875
Other liabilities	637	760
Minority interest	1,552	1,051

Total liabilities	31,458	38,984
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; zero and 160,881 shares issued and outstanding at May 30, 2004 and May 25, 2003, respectively	—	5,531
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,182,020 and 21,107,517 shares issued and outstanding at May 30, 2004 and May 25, 2003, respectively	116,841	110,100
Accumulated deficit	(55,292)	(57,728)

Total shareholders' equity	61,549	57,903

	$93,007	$96,887

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Ended Year May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002	Year Ended October 27, 2002	Year Ended October 28, 2001
	(unaudited)
Statement of Operations Data:
Revenues:
Product sales	$185,664	$98,689	$96,513	$152,958	$141,314
Services revenue	2,083	11,348	14,101	23,312	43,346
Services revenue, related party	3,708	1,436	1,781	3,515	5,083
License fees	88	357	1,274	2,330	374
Research, development and royalty revenues	549	429	402	1,040	529

Total revenues	192,092	112,259	114,071	183,155	190,646
Cost of revenue:
Cost of product sales	153,354	81,737	79,392	128,684	121,321
Cost of product sales, related party	5,557	602	1,288	2,668	760
Cost of services revenue	3,390	9,216	12,505	20,463	40,751

Total cost of revenue	162,301	91,555	93,185	151,815	162,832
Gross profit	29,791	20,704	20,886	31,340	27,814
Operating costs and expenses:
Research and development	3,732	2,380	2,094	3,664	3,270
Selling, general and administrative	22,004	14,923	16,217	26,418	27,398
Exit of domestic commodity vegetable business	—	1,095	—	—	—

Total operating costs and expenses	25,736	18,398	18,311	30,082	30,668

Operating income (loss) from continuing operations	4,055	2,306	2,575	1,258	(2,854)
Interest income	164	144	177	247	617
Interest expense	(811)	(642)	(1,097)	(1,551)	(2,789)
Minority interest expense	(537)	(235)	(224)	(525)	(28)
Other income, net	29	218	71	772	216

Income (loss) from continuing operations	2,900	1,791	1,502	201	(4,838)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(537)
Loss on disposal of operations	—	—	—	(1,688)	(2,500)

Loss from discontinued operations	—	—	—	(1,688)	(3,037)

Net income (loss)	$2,900	$1,791	$1,502	$(1,487)	$(7,875)
Dividends on Series B preferred stock	(464)	(219)	(202)	(412)	—

Net income (loss) applicable to common shareholders	$2,436	$1,572	$1,300	$(1,899)	$(7,875)

Basic net income (loss) per share:
Continuing operations	$0.11	$0.08	$0.07	$(0.01)	$(0.29)
Discontinued operations	—	—	—	(0.09)	(0.19)

Basic net income (loss) per share	$0.11	$0.08	$0.07	$(0.10)	$(0.48)

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.07	$0.06	$(0.01)	$(0.29)
Discontinued operations	—	—	—	(0.09)	(0.19)

Diluted net income (loss) per share	$0.12	$0.07	$0.06	$(0.10)	$(0.48)

Shares used in per share computation:
Basic	21,396	20,948	17,777	18,172	16,371

Diluted	23,556	22,626	21,082	18,172	16,371

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
					Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 29, 2000	166,667	$9,149	16,117,891	$92,555	$(49,526)	$52,178
Issuance of preferred stock	142,857	4,900	—	—	—	4,900
Issuance of common stock at $0.58 to $3.63 per share	—	—	444,954	636	—	636
Net loss	—	—	—	—	(7,875)	(7,875)

Balance at October 28, 2001	309,524	14,049	16,562,845	93,191	(57,401)	49,839
Dividends on Series B preferred stock	11,776	412	—	—	(412)	—
Issuance of common stock at $0.58 to $3.10 per share	—	—	2,766,701	7,611	—	7,611
Net loss	—	—	—	—	(1,487)	(1,487)

Balance at October 27, 2002	321,300	14,461	19,329,546	100,802	(59,300)	55,963
Dividends on Series B preferred stock	6,248	219	—	—	(219)	—
Conversion of Series A preferred stock to common stock	(166,667)	(9,149)	1,666,670	9,149	—	—
Issuance of common stock at $0.58 to $1.53 per share	—	—	111,301	149	—	149
Net income	—	—	—	—	1,791	1,791

Balance at May 25, 2003	160,881	5,531	21,107,517	110,100	(57,728)	57,903

Dividends on Series B preferred stock	13,529	464	—	—	(464)	—
Issuance of common stock at $0.58 to $5.75 per share	—	—	330,401	746	—	746
Conversion of Series B preferred stock to common stock	(174,410)	(5,995)	1,744,102	5,995	—	—
Net income	—	—	—	—	2,900	2,900

Balance at May 30, 2004	—	$—	23,182,020	$116,841	$(55,292)	$61,549

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Year Ended October 27, 2002	Year Ended October 28, 2001
Cash flows from operating activities:
Net income (loss)	$2,900	$1,791	$(1,487)	$(7,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,705	2,041	3,500	5,430
Loss from discontinued operations	—	—	1,688	3,037
Write down of goodwill	129	—	—	—
Net gain on disposal of property and equipment	(57)	(7)	(62)	(339)
Minority interest	537	235	525	28
Exit of domestic commodity vegetable business	—	898	—	—
Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
Accounts receivable, net	1,964	1,727	(4,879)	7,104
Inventory	250	(2,140)	4,518	(1,858)
Notes and advances receivable	2,009	2,363	471	3,391
Prepaid expenses and other current assets	137	2,383	283	929
Accounts payable	1,020	2,428	(5,729)	(1,260)
Grower payables	(3,234)	(3,226)	3,615	(10,806)
Related party payables	(202)	182	(58)	246
Accrued compensation	347	(295)	(128)	(586)
Other accrued liabilities	(1,425)	(3,840)	(2,500)	(1,903)
Deferred revenue	(147)	(2,496)	593	357

Net cash provided by (used in) operating activities	7,933	2,044	350	(4,105)

Cash flows from investing activities:
Purchases of property and equipment	(3,393)	(1,236)	(2,546)	(6,961)
Change in other assets and liabilities	(363)	58	(65)	(189)
Acquisition of businesses, net of cash acquired	—	(383)	(491)	(257)
Decrease (increase) in restricted cash	2,382	—	(1,450)	(932)
Proceeds from the sale of property and equipment	3	31	2,192	887
Net proceeds from the sale of Dock Resins	—	—	9,406	—

Net cash (used in) provided by investing activities	(1,371)	(1,530)	7,046	(7,452)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net of issuance costs	—	—	—	4,900
Proceeds from sale of common stock, net of repurchases	746	149	7,611	636
Proceeds from the exercise of subsidiary options	103	—	20	13
Borrowings on lines of credit	132,881	21,851	25,272	25,966
Payments on lines of credit	(134,808)	(24,705)	(30,786)	(19,096)
Payments on long term debt	(2,658)	(1,730)	(10,419)	(3,916)
Proceeds from issuance of long term debt	87	535	60	3,361
Payments to minority interest	(154)	(764)	—	(248)

Net cash (used in) provided by financing activities	(3,803)	(4,664)	(8,242)	11,616

Net increase (decrease) in cash and cash equivalents	2,759	(4,150)	(846)	59
Cash and cash equivalents at beginning of year	3,699	7,849	8,695	8,636

Cash and cash equivalents at end of year	$6,458	$3,699	$7,849	$8,695

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$843	$1,154	$1,554	$2,929

Cash paid during the period for income taxes	$—	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Sale of equipment for note receivable	$171	$703	$—	$—

Conversion of Series A preferred stock to common stock	$—	$9,149	$—	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$464	$219	$412	$—

Conversion of Series B preferred stock to common stock	$5,995	$—	$—	$—

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

        On February 20, 2003, the Board of Directors of the Company approved a change in the Company's fiscal year end from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May. As a result, the Company's fiscal year end for 2004 was May 30, 2004.

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

        During the fiscal year ended May 30, 2004, sales to the Company's top five customers accounted for approximately 40% of total revenue, with the top customers, Sam's Club and Costco Wholesale Corporation from the Food Products Technology segment, each accounting for approximately 12% of total revenues. In addition, approximately 25% of the Company's total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 30, 2004 Costco Wholesale Corporation and Sam's Club represented approximately 15% and 13%, respectively, of total accounts receivable.

Impairment Of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flow expected to be generated from the asset. If the future undiscounted cash flow are not sufficient to recover the carrying value of the assets, the assets' carrying value is adjusted to fair value.

        In October 2001 the Financial Accounting Standard Board issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121, Accounting for the impairment of Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the requirement of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between carrying amount and the fair value of the asset. SFAS No. 144 excludes goodwill from its scope.

        The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no impairment has been recorded.

Financial Instruments

        The Company's financial instruments are primarily composed of short-term trade and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company's financial instruments are not materially different from their recorded amounts as of May 30, 2004.

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

        Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as "recycled" revenue during 2000 ($0.02 per share). During the fiscal year ended May 30, 2004, the seven months ended May 25, 2003 and fiscal years ended October 27, 2002 and October 28, 2001, $88,000, $51,000, $302,000 and $374,000, respectively, of the related deferred revenue was recognized as "recycled" revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 per year for 2005 through 2012, and $21,000 for fiscal year 2013.

        Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

        The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.

Restricted Cash

        In April 2001, the Company established an Irrevocable Letter of Credit ("ILOC") and created a Certificate of Deposit as collateral for the non-hardware portion of Apio's business system capital lease. As of May 30, 2004 and May 25, 2003, the ILOC balance was zero and $932,000, respectively, and is classified as restricted cash in the consolidated balance sheets.

        In October 2002, in accordance with the terms of the sale of Dock Resins, the Company established escrow accounts to cover potential breaches of representations and warranties outlined in the Stock Purchase Agreement. As of May 30, 2004 and May 25, 2003, the balance in these escrow accounts was zero and $1,450,000, respectively, and is classified as restricted cash in the consolidated balance sheets.

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 30, 2004 and May 25, 2003 inventories consisted of (in thousands):

	May 30, 2004	May 25, 2003
Finished goods	$7,350	$9,222
Raw materials	3,805	2,350
Work in process	72	144

Inventory	$11,227	$11,716

        If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense

        The Company defers certain costs related to direct-response advertising of Landec Ag's hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal year 2004, the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002 and October 28, 2001 was $2.1 million, $1.4 million, $1.9 million and $1.3 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at May 30, 2004 and May 25, 2003 was $153,000 and zero, respectively.

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

Related Party Transactions

        Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the "Apio CEO") has a financial interest and purchases produce from those farms. Apio also purchases produce from Apio Fresh for sale to third parties. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of May 30, 2004 and May 25, 2003.

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

        In May 2002, Apio advanced to a farm wholly-owned by the Apio CEO $1.1 million for ground lease payments and crop financing expenses in order to maintain current levels of produce sourcing from the Apio CEO's farm. The advance accrued interest at Apio's interest rate per its Bank of America loan agreement. Of the $1.1 million, $400,000 was repaid on June 30, 2002. On January 2, 2003, the remaining amount due plus accrued interest totaling $751,000 was offset by agreement against the earnout liability owed to the Apio CEO incurred in conjunction with the purchase of Apio in 1999.

        Apio's domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003 (see Note 3). The Apio CEO is a 12.5% owner in Apio Fresh. During fiscal year 2004, the Company recognized revenues of $890,000 from the sale of products to Apio Fresh and royalty revenues of $257,000 from the use by Apio Fresh of Apio's trademarks. The related accounts receivable is classified as related party in the accompanying Consolidated Balance Sheets as of May 30, 2004.

        In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in minority interest is $214,000 related to the Apio CEO's ownership interest.

        All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

Investment in farming activities

        Landec, through its Apio subsidiary, invests in certain farming activities and such investments are included in other current assets in the accompanying consolidated balance sheet (zero at May 30, 2004 and $50,000 at May 25, 2003). The investments consist of cash advances to growers for expenses to be incurred during the growing season, in exchange for a percentage ownership in the proceeds of the crops. Net income or loss is generally recognized on these investments based on Landec's percentage ownership of the net proceeds of the crops as fields are harvested and proceeds are settled. Additionally, certain farming agreements contain provisions wherein Landec bears the risk of loss if the net proceeds from the crops are not sufficient to cover the expense incurred. These investments are periodically reviewed for impairment (at least quarterly). For fiscal year ended May 30, 2004 a net loss of $36,000 was recognized and for the seven months ended May 25, 2003 a net loss of $1.1 million was recognized. For the fiscal year ended October 27, 2002 a net gain of $1.1 million was recognized and for the fiscal year ended October 28, 2001 a net loss of $2.0 million was recognized. The net losses and gains on these investments are included in the cost of product sales in the consolidated statement of operations.

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

        The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. No software development costs were capitalized during the fiscal year ended May 30, 2004 or for the seven months ended May 25, 2003.

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

        Under SFAS 142 the Company is required to review goodwill and indefinite lived intangible assets at least annually. In May 2002, the Company completed its initial impairment review upon adoption of SFAS 142, and in October 2003 completed its annual review. The review is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and compared this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. The determinations of fair value were performed by an independent appraiser. The reviews concluded that the fair market value of the acquired businesses exceeded the carrying value of their net assets and thus no impairment has been indicated since the adoption of SFAS 142.

Grower Payable

        Prior to exiting the domestic commodity vegetable business in June 2003, Landec, through its Apio subsidiary, contracted with growers to cool and distribute their products. The grower payable was the net of the market value of the products received from the growers and the corresponding charges by Landec for services rendered on behalf of the growers.

Deferred Revenue

        Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At May 30, 2004, approximately $76,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $725,000 as a liability for deferred license fee revenues and $643,000 for advances on ground lease payments from growers. Of the deferred license fee amount, approximately $637,000 will be recognized subsequent to fiscal 2005 and has been included in other liabilities.

        At May 25, 2003, approximately $95,000 was recognized as a liability for advances on future hybrid corn seed shipments, $919,000 as a liability for deferred license fee revenues and $430,000 for advances on ground lease payments from growers. Of the deferred license fee amount, approximately $725,000 was included in other liabilities.

Minority Interest

        In connection with the acquisition of Apio, Landec acquired Apio's 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.6 million at May 30, 2004 and $1.1 million at May 25, 2003 represents the limited partners' interest in Apio Cooling LP.

Per Share Information

        Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common share outstanding. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted common equivalent shares consist of convertible preferred stock and stock options using the treasury stock method. Due to the Company's net loss in the fiscal years ended October 27, 2002 and October 28, 2001, net loss per share includes only weighted average shares outstanding.

        The following table sets forth the computation of diluted net income per share for those periods in which the Company reported net income (in thousands, except per share amounts):

	Fiscal Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002
			(unaudited)
Numerator:
Net income	$2,900	$1,791	$1,502
Less: Minority interest in income of subsidiary	(116)	(305)	(286)

Net income for diluted net income per share	$2,784	$1,486	$1,216
Denominator:
Weighted average shares for basic net income per share	21,396	20,948	17,777
Effect of dilutive securities:
Stock options	602	109	189
Convertible preferred stock	1,558	1,569	3,116

Total dilutive common shares	2,160	1,678	3,305
Weighted average shares for diluted net income per share	23,556	22,626	21,082
Diluted net income per share	$0.12	$0.07	$0.06

        The computation of diluted net loss per share for fiscal year ended October 27, 2002 excludes the impact of options to purchase 164,371 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.2 million shares of common stock at October 27, 2002, as such impacts would be antidilutive for this period.

        The computation of diluted net loss per share for fiscal year ended October 28, 2001 excludes the impact of options to purchase 338,997 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.1 million shares of common stock at October 28, 2001, as such impacts would be antidilutive for this period.

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

        Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by SFAS No. 123. The fair value of options granted in the fiscal year 2004, the seven months ended May 25, 2003 and fiscal years 2002 and 2001 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Landec Employee Stock Options
	Fiscal Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002 (unaudited)	Year Ended October 27, 2002	Year Ended October 28, 2001
Expected life (in years)	6.02	5.89	5.40	5.43	5.95
Risk-free interest rate	3.09%	2.81%	4.41%	4.00%	4.90%
Volatility	0.57	0.80	0.86	0.84	0.83
Dividend yield	0%	0%	0%	0%	0%

        The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 is a result of basing the volatility on Landec's stock price.

        Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

        The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 was $2.89, $1.63, $2.48 and $2.47 per share, respectively. No stock options were granted above grant date market prices during the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 was $0.88, $1.65, $1.44 and $1.71 per share, respectively. The weighted average estimated fair value of options granted under the Landec Ag Stock Plan during the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 was $0.23, $0.16, $0.30 and $0.21 per share, respectively. The weighted average estimated fair value of options granted under Apio Stock Plan during the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001 was $0.52, $0.72 and $0.52 per share, respectively. There were no grants under the Apio Stock Plan during fiscal year 2004.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

	Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002 (unaudited)	Year Ended October 27, 2002	Year Ended October 28, 2001
Net income (loss)—as reported	$2,900	$1,791	$1,502	$(1,487)	$(7,875)
Deduct:
Stock-based employee expense determined under SFAS 123	(961)	(546)	(1,221)	(1,887)	(2,509)

Pro forma net income (loss)	$1,939	$1,245	$281	$(3,374)	$(10,384)

Basic net income (loss) per share—as reported	$0.11	$0.08	$0.07	$(0.10)	$(0.48)

Diluted net income (loss) per share—as reported	$0.12	$0.07	$0.06	$(0.10)	$(0.48)

Basic pro forma net income (loss) per share	$0.07	$0.05	$0.00	$(0.21)	$(0.63)

Diluted pro forma net income (loss) per share	$0.08	$0.04	$0.00	$(0.21)	$(0.63)

        The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

Recent Accounting Pronouncements

Accounting for Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46

("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. The adoption of FIN 46 did not have an impact on our financial position, cash flows or results of operations.

Employer's Disclosure about Pensions and Other Post-Retirement Benefits

        In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The adoption of SFAS No. 132 did not have an impact on our financial position, cash flows or results of operations.

2.    Discontinued Operations

        In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses). As a result of this sale, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation for the years ended October 27, 2002 and October 28, 2001.

        The Company recorded a loss of $4.2 million on the sale of Dock Resins of which $2.5 million was recorded in fiscal year 2001 and $1.7 million was recorded in the fourth quarter of fiscal year 2002 upon the close of the sale. The loss was comprised of a loss on the disposal of Dock Resins of $3.3 million; transaction costs and certain costs directly related to the sale, including consulting fees and professional fees of $1.2 million less $300,000 of operating income from the measurement date of October 18, 2001 to the disposal date of October 24, 2002. Included in restricted cash at May 25, 2003 is $1.35 million in escrow related to the sale of Dock Resins which was received from escrow in January 2004.

        The condensed statement of operations of Dock Resins for fiscal year 2001 classified as loss from discontinued operations in the accompanying consolidated statement of operations is as follows:

Product sales	$11,735
Cost of product sales	8,132

Gross profit	3,603
Operating expenses	3,931

Operating loss	(328)
Other expense	(209)

Net loss from discontinued operations	$(537)

3.    Exit of Fruit Processing and Domestic Commodity Vegetable Businesses

        In June 2002, the Company sold an idle fruit processing facility for $2.2 million and recorded a gain on the sale of $436,000 which is included in other income for fiscal year 2002 in the consolidated statement of operations. In December 2002, the Company sold a portion of the fruit processing equipment and the rights to the Company's Great Whites™ trademark to the purchaser of the facility for $703,000 resulting in a net gain of $39,000. The portion of the fruit equipment that was not sold is being used in Apio's value-added vegetable business.

        During fiscal year 2003, management of Landec decided to exit its domestic vegetable business in order to focus on Apio's growing value—added specialty packaging and export businesses. The Company recorded a charge of $1.1 million in fiscal year 2003, primarily for the writedown of inventory that the Company would no longer be able to sell as a result of exiting this business and the writedown of notes receivable that the Company determined would be uncollectible as a result of the Company no longer continuing this business.

        Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC ("Apio Fresh"). Apio Fresh is owned by a group of entities and persons that supply produce to Apio. One of the owners of Apio Fresh is Apio's CEO (see Note 1). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months. In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000. This amount has been recorded to deferred revenue and will be recognized ratably over the 36- month term of the agreement. In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee ($257,000 during fiscal year 2004) per carton sold for the use of Apio's brand names. Apio Fresh and its owners, who are also growers, also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business. As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $129,000 allocable to this business.

4.    Notes and Advances Receivable

	May 30, 2004	May 25, 2003
Notes and advances receivable at May 30, 2004 and May 25, 2003 consisted of the following (in thousands):
Note receivable due from buyer of fruit processing equipment in annual installments of $98,143 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets	$608	$703
Note receivable due from grower bearing interest at 7%. Principal and interest payment of $300,000 received June 14, 2004, with final principal and interest payment due September 17, 2004, secured by deed of trust.	439	541
Various notes receivable from growers bearing no interest on cartons in inventory, payments to be withheld based on carton usage, secured by carton inventory	188	268

Various notes receivable from growers, with principal and interest ranging from the prime rate to the prime rate plus 3% to a maximum of 10%, payments to be withheld from proceeds derived from crop sales, due through September 2004, secured by crops and /or deeds of trust	170	843
Note receivable due from Apio Fresh (related party) in monthly installments of $7,043 including interest at 5%, with final payment due June 30, 2006, secured by lien and security interest.	167	—
Notes receivable due from grower in monthly installments of $33,333 plus interest at prime rate plus 1.0%, with final payment due on October 31, 2004, secured by leasehold rights	162	556
Notes receivable due from growers, with principal and interest of prime rate plus 1.75%, secured by their respective partnership interest in Apio Cooling LP. Payments to be deducted from partnership distributions until notes are paid in full, with balances due December 31, 2008.	154	441
Note receivable due from grower in annual installments of $33,437 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured	144	137
Note receivable due from Apio Fresh (related party) in monthly installments of $7,512 including interest at 5%, with final payment due June 30, 2005, secured by lien and security interest.	95	—
Note receivable due from grower with payment due on October 20, 2003 of $116,595 plus interest at prime rate plus 1.0%, and final payment of $60,714 due October 20, 2004 plus interest at prime rate plus 1.0% secured by leasehold rights	62	177
Note receivable due from buyer of fruit processing equipment in annual installments of $2,857 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009	17	21
Note receivable due from a related party with interest at the prime rate, payments to be withheld from proceeds derived from crop sales due December 31, 2003, secured by crops and deeds of trust	—	83
Short term advances and other from Apio Fresh (related party)	140	161

Gross notes and advances receivable	2,346	3,931
Less allowance for doubtful notes	(195)	(416)

Net notes and advances receivable	2,151	3,515
Less current portion of notes and advances receivable, including related party note	(1,450)	(2,395)

Non-current portion of notes and advances receivable	$701	$1,120

5.    Property and Equipment

        Property and equipment consists of the following (in thousands):

	May 30, 2004	May 25, 2003
Land and buildings	$11,096	$10,334
Leasehold improvements	1,475	1,443
Computer, capitalized software, machinery, equipment and autos	21,221	19,256
Furniture and fixtures	525	526
Construction in process	27	689

	34,344	32,248
Less accumulated depreciation and amortization	(16,003)	(13,737)

	$18,341	$18,511

        Depreciation expense for the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002 and October 28, 2001 was $3.4 million, $1.9 million, $3.3 million and $2.7 million, respectively. Equipment under capital leases, which totals approximately $623,000 at May 30, 2004, is security for the related lease obligations. The related accumulated amortization is $503,000.

6.    Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The following table shows what the net loss would have been had the provision been applied at the beginning of fiscal year 2001 (in thousands, except per share amounts):

Year Ended October 28, 2001
Net loss as reported	$(7,875)
Goodwill and other intangible amortization	2,675

Adjusted net loss	$(5,200)

Loss per share as reported	$(0.48)
Goodwill and other intangible amortization	0.16

Adjusted loss per share	$(0.32)

        Changes in the carrying amount of goodwill for the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002 and October 28, 2001 by reportable segment, are as follows (in thousands):

	Food Products Technology	Agricultural Seed Technology	Total
Balance as of October 28, 2000	$19,107	$2,604	$21,711
Goodwill acquired during the period	1,170	416	1,586
Goodwill amortized during the period	(1,102)	(193)	(1,295)

Balance as of October 28, 2001	19,175	2,827	22,002
Workforce and customer base reclassified	2,187	1,062	3,249
Goodwill acquired during the period	—	482	482

Balance as of October 27, 2002	21,362	4,371	25,733
Goodwill acquired during the period	—	383	383

Balance as of May 25, 2003	21,362	4,754	26,116
Goodwill disposed during the period	(129)	—	(129)

Balance as of May 30, 2004	$21,233	$4,754	$25,987

        Information regarding Landec's other intangible assets is as follows (in thousands):

	May 30, 2004			May 25, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Unamortized Intangible Assets
Trademark	$13,300	$(1,730)	$11,570	$13,300	$(1,730)	$11,570
Amortized Intangible Assets
Other	617	(532)	85	579	(439)	140

	$13,917	$(2,262)	$11,655	$13,879	$(2,169)	$11,710

        Amortization expense, including amortization of other assets, for fiscal year 2004 was $218,000 and $41,000 for Food Products Technology and Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, was $259,000, $141,000, $199,000 and $2.7 million for the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and fiscal years ended October 27, 2002 and October 28, 2001, respectively.

7.    Shareholders' Equity

        Holders of Common Stock are entitled to one vote per share.

  Convertible Preferred Stock

        The Company has authorized two million shares of preferred stock, and as of May 30, 2004 has no outstanding preferred stock.

        On November 19, 2002, 166,667 shares of Series A Convertible Preferred Stock were converted into 1,666,670 shares of Common Stock and on May 7, 2004, 174,410 shares of Series B Convertible Preferred Stock were converted into 1,744,102 shares of Common Stock.

        Holders of Series B Preferred Stock were entitled to cumulative dividends payable in additional shares of Series B Preferred Stock at an annual rate of eight percent (8%) following the initial sale of Series B Preferred Stock on October 25, 2001. Series B preferred stockholders were issued 31,553 shares of Series B Preferred Stock as stock dividends from the close of the sale until conversion on May 7, 2004.

  Common Stock, Stock Purchase Plans and Stock Option Plans

        In March 2002, the Company raised $7.3 million, net of $700,000 of expenses, through a private placement of 2,580,663 shares of Common Stock. The Company has filed a registration statement with the SEC for the resale of the stock.

        At May 30, 2004, the Company had 5,639,946 common shares reserved for future issuance under Landec stock option plans (5,461,306) and employee stock purchase plans (178,640).

        The 1995 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who becomes a nonemployee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company's Common Stock on the date the options are granted. The Directors' Plan, as amended in 1998 and 2003, authorizes the issuance of 800,000 shares under the plan. Options granted under this plan are exercisable and vest upon grant.

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

        Activity under all Landec Stock Option Plans is as follows:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at October 29, 2000	970,085	4,314,839	$4.92
Additional shares reserved	500,000	—	—
Options granted	(606,800)	606,800	$3.44
Options exercised	—	(311,609)	$0.72
Options forfeited	599,264	(599,264)	$5.45
Expired in 1988 Plan	(58,281)	—	—

Balance at October 28, 2001	1,404,268	4,010,766	$4.93
Options granted	(430,739)	430,739	$3.44
Options exercised	—	(71,574)	$0.86
Options forfeited	334,581	(334,581)	$4.91
Expired in 1988 Plan	(85,760)	—	—

Balance at October 27, 2002	1,222,350	4,035,350	$4.85
Options granted	(375,000)	375,000	$2.34
Options exercised	—	(23,600)	$0.66
Options forfeited	332,506	(332,506)	$5.06

Balance at May 25, 2003	1,179,856	4,054,244	$4.63
Additional shares reserved	400,000
Options granted	(161,000)	161,000	$5.20
Options exercised	—	(152,659)	$2.68
Options forfeited	139,824	(139,824)	$4.77
Expired in 1988 Plan	(20,135)	—

Balance at May 30, 2004	1,538,545	3,922,761	$4.81

        At May 30, 2004, May 25, 2003, October 27, 2002 and October 28, 2001, options to purchase 3,274,455, 3,161,710, 3,249,878 and 2,901,861 of Landec's common stock were vested, respectively. No options have been exercised prior to being vested.

        The following tables summarize information about Landec options outstanding and exercisable at May 30, 2004.

OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.8600—$2.8200	454,162	6.29	1.92
$2.9500—$3.3750	538,708	7.18	3.27
$3.4700—$3.9380	563,250	6.47	4.28
$5.0000—$5.0000	874,191	3.59	5.00
$5.2500—$6.1250	124,700	5.33	5.82
$6.2500—$6.2500	995,000	2.04	6.25
$6.4500—$7.6250	372,750	5.78	6.74

$0.5800—$7.6250	3,922,761	4.68	4.81
OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price
$0.8200—$2.8200	306,580	1.83
$2.9500—$3.3750	305,835	3.25
$3.4700—$4.9380	475,798	4.38
$5.0000—$5.0000	749,191	5.00
$5.2500—$6.1250	122,324	5.81
$6.2500—$6.2500	995,000	6.25
$6.4500—$7.6250	319,727	6.74

$0.5800—$7.6250	3,274,455	5.03

        Employee Stock Purchase Plan.    The Company has an employee stock purchase plan which permits eligible employees to purchase Common Stock, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of the offering period or on the purchase date. As of May 30, 2004, 796,360 shares have been issued under the Purchase Plan.

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

        The following table summarizes activity under the Landec Ag Stock Option.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at October 29, 2000	275,151	1,706,100	$0.33
Options granted	(23,200)	23,200	$1.00
Options exercised	—	(107,333)	$0.11
Options forfeited	41,667	(41,667)	$0.70

Balance at October 28, 2001	293,618	1,580,300	$0.35
Options granted	(20,000)	20,000	$1.00
Options exercised	—	(200,000)	$0.10
Options forfeited	10,530	(10,530)	$0.42

Balance at October 27, 2002	284,148	1,389,770	$0.39
Options granted	(57,000)	57,000	$1.00
Options exercised	—	—	—
Options forfeited	1,770	(1,770)	$1.00

Balance at May 25, 2003	228,918	1,445,000	$0.41
Options granted	(10,000)	10,000	$1.50
Options exercised	—	—	—
Options forfeited	195,150	(195,150)	$0.50

Balance at May 30, 2004	414,068	1,259,850	$0.41

        At May 30, 2004, options to purchase 1,190,436 shares with an average exercise price of $0.37 per share of Landec Ag's common stock were vested. For the options outstanding at May 30, 2004, 706,250 options were granted with an exercise price of $0.10, 140,400 options were granted with an exercise price of $0.20, 403,200 were granted with an exercise price of $1.00, and 10,000 were granted with an exercise price of $1.50. As of May 30, 2004, the Company has 1,673,918 common shares reserved for future issuance under the Landec Ag stock option plan.

        Apio Stock Plan.    In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 30, 2004, options for two million shares had been granted at an exercise price of $2.10 per share.

        In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 30, 2004, options for 386,779 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

        The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at October 29, 2000	1,243,000	2,757,000	$2.10
Options granted	(134,500)	134,500	$2.10
Options exercised	—	(583)	$2.10
Options forfeited	104,022	(104,022)	$2.10

Balance at October 28, 2001	1,212,522	2,786,895	$2.10
Options granted	(75,000)	75,000	$2.10
Options exercised	—	—	$2.10
Options forfeited	73,251	(73,251)	$2.10

Balance at October 27, 2002	1,210,773	2,788,644
Options granted	(100,000)	100,000	$2.10
Options exercised	—	—	$2.10
Options forfeited	373,019	(373,019)	$2.10

Balance at May 25, 2003	1,483,792	2,515,625
Options granted	—	—	$2.10
Options exercised	—	(49,166)	$2.10
Options forfeited	79,680	(79,680)	$2.10

Balance at May 30, 2004	1,563,472	2,386,779

        At May 30, 2004, options to purchase 2,285,101 shares of Apio common stock were vested. As of May 30, 2004, the Company has 3,950,251 common shares reserved for future issuance under the Apio stock option plans.

8.    Debt

  Revolving debt

        On August 20, 2003, Apio entered into a $12 million revolving line of credit (borrowings are based on Apio's accounts receivable levels) and a $3.0 million equipment line of credit (the "Lines") with Wells Fargo Business Credit, Inc. ("Wells Fargo"). Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo plus one percent (5% at May 30, 2004). The Lines expire July 31, 2006. The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec. Landec has pledged substantially all of the assets of Apio to secure the Lines. Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its revolving line of credit with Bank of America. At May 30, 2004, $5.3 million was outstanding under the Lines.

        On May 25, 2003, Apio had a revolving line of credit with Bank of America that allowed for borrowings up to a maximum of $12.0 million, which expired on August 31, 2003. At May 25, 2003, $6.2 million was outstanding under this revolving line of credit. All amounts outstanding under Apio's loan agreement with Bank of America were paid off using the new Wells Fargo revolving line of credit.

        Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag's inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.50 (4.5% at May 30, 2004). The line of credit contains certain restrictive covenants, which, among other things, affect the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 30, 2004 and May 25, 2003, zero and $1.0 million, respectively, were outstanding under the revolving line of credit.

        The weighted average interest rate on the Company's lines of credit was 5.38%, 5.51%, 5.46% and 6.54% for the fiscal year ended May 30, 2004, the seven months ended May 25, 2003 and for the fiscal years ended October 27, 2002 and October 28, 2001, respectively.

        In addition, under a $1.0 million equipment line, $600,000 of equipment was purchased and in June 2001, that $600,000 was converted into a four-year, 8% per annum term note. As of May 30, 2004 and May 25, 2003, $178,000 and $346,000, respectively, were outstanding under this term note.

  Long-Term Debt

        Long-term debt consists of the following (in thousands):

	May 30, 2004	May 25, 2003
Note payable of Apio to a commercial finance company; due in monthly installments of $10,500 including interest at 3.8% with final payment due December 2019	1,471	1,541
Contractual obligation to former owners of Apio; due in annual installments of $1,235,000 through January 2, 2005	1,132	2,170
Note payable of Apio to a bank; due in monthly installments of $6,469 including interest at 3.35% with final payment due December 2015	724	767
Various notes payable with interest rates ranging from 8.00% to 9.38%	230	796
Capitalized lease obligations with interest rates ranging from 5.9% to 19.45%	122	229
Capital lease obligation due in monthly installments of $65,900, including interest at 11.27% with final payment due April 2004, secured by computer hardware and a letter of credit	—	747

	3,679	6,250
Less current portion	(1,505)	(2,375)

	$2,174	$3,875

        Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

FY 2005	1,505
FY 2006	189
FY 2007	156
FY 2008	162
FY 2009	147
Thereafter	1,520

3,679

        The contractual obligation of $1.2 million to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio's incremental borrowing rate resulting in a discounted value of $1.1 million at May 30, 2004. In June 2001, under provisions of the acquisition agreement, because Landec's average closing stock price was below $6.00 during June 2001, the Company increased its obligation to the former owners of Apio by $700,000 ($591,000 on a discounted basis), $175,000 of which was outstanding at May 30, 2004 and is included in the $1.2 million referenced above.

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

9.    Income Taxes

        The Company has recorded a provision of $50,000 for income taxes for the fiscal year ended May 30, 2004, which is included in other income in the accompanying Consolidated Statements of Operations. No provision was recorded for the seven months ended May 25, 2003 and for the fiscal years ended October 27, 2002 and October 28, 2001.

        As of May 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $35.8 million and $7.9 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.4 million and $1.1 million, respectively. The net operating loss and credit carryforwards will expire at various dates through 2024, if not utilized.

        Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	May 30, 2004	May 25, 2003
Deferred tax assets:
Net operating loss carryforwards	$12,700	$15,000
Research credit carryforwards	2,100	1,800
Capitalized research and development	100	200
Other—net	300	(500)

Net deferred tax assets	15,200	16,500
Valuation allowance	(15,200)	(16,500)

Net deferred tax assets	$—	$—

        Due to the Company's absence of earnings history, the net deferred tax asset has been fully offset by a valuation allowance, which has decreased by $1.3 million in the current year.

        Approximately $155,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

10.    Commitments and Contingencies

  Operating Leases

        Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2009. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at May 30, 2004 are as follows (in thousands):

Amount
FY2005	664
FY2006	621
FY2007	459
FY2008	331
FY2009	174

2,249

        Rent expense for operating leases, including month to month arrangements was $1.4 million for the fiscal year ended May 30, 2004, $883,000 for the seven months ended May 25, 2003, $1.3 million for the fiscal year ended October 27, 2002 and $921,000 for the fiscal year ended October 28, 2001.

  Land Leases

        Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through December 2022. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through December 2022. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 30, 2004 are as follows (in thousands):

	Minimum Lease Payments	Sublease Rents Receivable	Net
FY 2005	895	(810)	85
FY 2006	167	(99)	68
FY 2007	68	—	68
FY 2008	68	—	68
FY 2009	68	—	68
Thereafter	943	—	943

	2,209	(909)	1,300

        Rent expense for land leases net of sublease rents, including month to month arrangements was $16,000 for the fiscal year ended May 30, 2004, $125,000 for the seven months ended May 25, 2003, $378,000 for the fiscal year ended October 27, 2002, and $131,000 for the fiscal year ended October 28, 2001.

  Employment Agreements

        Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. Certain key employees also receive minimum bonuses for their second year assuming continued employment. The accrued incentive bonuses amounted to $197,000 at May 30, 2004 and $328,000 at May 25, 2003.

  Licensing Agreement

        In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2005 through 2012.

  Purchase Commitments

        At May 30, 2004, the Company was committed to purchase $1.0 million of produce during fiscal year 2005.

11.    Employee Savings and Investment Plans

        The Company sponsors a 401(k) plan which is available to substantially all of the Company's employees.

        Landec's Corporate Plan, which is available to all Landec employees ("Landec Plan"), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants' contribution up to 3% of the participants' salary. In May 2003, the Company again amended the plan to make the Company's matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal year ended May 30, 2004, the seven months ended May 25, 2003 and for the fiscal years ended October 27, 2002 and October 28, 2001, the Company contributed $287,000, $171,000, $126,000 and $96,000, respectively, to the Landec Plan.

        The Company had also sponsored a 401(k) plan available to substantially all of Apio's employees ("Apio Plan"). The plan's participants could contribute from 1% to 50% of their salary, up to the IRS limitation into designated investment funds. Apio, in turn, contributed an amount, as required by the plan, which was a portion of the participant's contributions. Participants were at all times fully vested in their contributions. Apio's contribution vested over a six-year period beginning in year two at a rate of 20% per year. In December 2002, the Apio Plan was merged into the Landec Plan and all funds from the Apio Plan were transferred into the Landec Plan at that time. In the seven months ended May 25, 2003, and the fiscal years ended October 27, 2002, and October 28, 2001, Apio contributed $36,000, $320,000, and $208,000, respectively, to the Apio Plan.

12.    Business Segment Reporting

        Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intelimer packaging technology for the fresh-cut and whole produce industry through its Apio subsidiary. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is selling seed coatings using Landec's proprietary Intelimer polymers through Landec Ag. The Corporate and Other segment includes the operations from the Company's Technology Licensing/Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense.

        Operations and identifiable assets by business segment consisted of the following (in thousands):

Fiscal Year Ended May 30, 2004	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$167,886	$23,641	$565	$192,092
International sales	$48,679	$—	$—	$48,679
Gross profit	$20,231	$9,086	$474	$29,791
Net income (loss)	$3,232	$(241)	$(91)	$2,900
Identifiable assets	$72,088	$19,722	$1,197	$93,007
Depreciation and amortization	$3,110	$484	$111	$3,705
Capital expenditures	$2,997	$320	$76	$3,393
Interest income	$148	$9	$7	$164
Interest expense	$683	$128	$—	$811
Income tax expense (benefit)	$—	$—	$—	$—
Seven Months Ended May 25, 2003
Net sales	$90,431	$21,042	$786	$112,259
International sales	$17,948	$—	$—	$17,948
Gross profit	$11,334	$8,584	$786	$20,704
Net income (loss)	$(1,672)	$3,197	$266	$1,791
Identifiable assets	$76,669	$17,994	$2,224	$96,887
Depreciation and amortization	$1,687	$277	$77	$2,041
Capital expenditures	$988	$222	$26	$1,236
Interest income	$128	$2	$14	$144
Interest expense	$568	$74	$—	$642
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 27, 2002
Net sales	$160,596	$19,439	$3,120	$183,155
International sales	$36,273	$—	$—	$36,273
Gross profit	$20,183	$8,037	$3,120	$31,340
Net income (loss) from continuing operations	$(2,134)	$(714)	$3,049	$201
Identifiable assets	$65,489	$15,405	$26,909	$107,803
Depreciation and amortization	$2,822	$507	$171	$3,500
Capital expenditures	$1,774	$634	$138	$2,546
Interest income	$184	$46	$17	$247
Interest expense	$1,440	$109	$2	$1,551
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 28, 2001
Net sales	$173,609	$16,211	$826	$190,646
International sales	$33,139	$—	$—	$33,139
Gross profit	$20,458	$6,659	$697	$27,814
Net income (loss) from continuing operations	$(2,632)	$(2,761)	$555	$(4,838)
Identifiable assets	$81,399	$17,842	$20,881	$120,122
Depreciation and amortization	$3,918	$1,120	$392	$5,430
Capital expenditures	$6,108	$462	$391	$6,961
Interest income	$601	$4	$12	$617
Interest expense	$2,536	$253	$—	$2,789
Income tax expense (benefit)	$—	$—	$—	$—

13.    Quarterly Consolidated Financial Information (unaudited)

       The following is a summary of the unaudited quarterly results of operations for fiscal year 2004, the seven months ended May 25, 2003, and fiscal year 2002 (in thousands, except for per share amounts):

FY 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2004
Revenues	$41,803	$43,265	$48,587	$58,437	$192,092
Gross profit	$6,082	$5,030	$7,447	$11,232	$29,791
Net income (loss)	$(624)	$(1,583)	$724	$4,383	$2,900
Basic amounts per common share:
Net income/(loss) per basic share	$(0.03)	$(0.08)	$0.03	$0.20	$0.11
Diluted amounts per common share:
Net income/(loss) per diluted share	$(0.03)	$(0.08)	$0.03	$0.17	$0.12
Seven Months Ended May 25, 2003	Three Months Ended January 26, 2003	Three Months Ended April 27, 2003
Revenues	$41,125	$56,845
Gross profit	$5,723	$12,738
Net income (loss)	$(2,036)	$4,673
Net income/(loss) per basic share	$(0.10)	$0.22
Net income/(loss) per diluted share	$(0.10)	$0.18
FY 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2002
Revenues	$40,346	$57,118	$44,469	$41,222	$183,155
Gross profit	$4,687	$13,800	$6,514	$6,339	$31,340
Income (loss) from continuing operations	$(3,520)	$5,423	$(482)	$(1,220)	$201
Income (loss) from discontinued operations	—	—	—	(1,688)	(1,688)

Net income (loss)	$(3,520)	$5,423	$(482)	$(2,908)	$(1,487)
Basic amounts per common share:
Continuing operations	$(0.22)	$0.30	$(0.03)	$(0.07)	$(0.01)
Discontinued operations	—	—	—	(0.09)	(0.09)

Net income/(loss) per basic share	$(0.22)	$0.30	$(0.03)	$(0.16)	$(0.10)
Diluted amounts per common share:
Continuing operations	$(0.22)	$0.24	$(0.03)	$(0.07)	$(0.01)
Discontinued operations	—	—	—	(0.09)	(0.09)

Net income/(loss) per diluted share	$(0.22)	$0.24	$(0.03)	$(0.16)	$(0.10)

LANDEC CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE I

Condensed Balance Sheets

	May 30, 2004	May 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$112	$64
Accounts receivable,	156	93
Inventory	113	65
Prepaid expenses and other current assets	351	1,755

Total current assets	732	1,977
Property, plant and equipment	4,313	3,568
Less accumulated depreciation	(3,858)	(3,238)

	455	330
Other assets (principally investment in and amounts due from subsidiaries)	61,862	57,524

	$63,049	$59,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$863	$1,168
Other liabilities	637	760
Shareholders' equity:
Preferred stock	—	5,531
Common stock	116,841	110,100
Accumulated deficit	(55,292)	(57,728)

Total shareholders' equity	61,549	57,903

	$63,049	$59,831

Condensed Statements of Income

	Year Ended	Seven Months Ended		Year Ended
	May 30, 2004	May 25, 2003	June 2, 2002	October 27, 2002	October 28, 2001
Revenues:
Net sales and gross revenue	$565	$786	$1,676	$3,121	$825
Management fees and interest income from subsidiaries	3,593	2,058	2,344	3,383	3,376

	4,158	2,844	4,020	6,504	4,201
Cost and expenses:
Cost of products sold	91	—	—	—	127
Research and development	1,349	851	661	1,075	712
Selling, general and administrative expenses	2,768	1,743	1,690	2,359	2,807
Other (income) expense, net	41	(14)	(2)	—	—

	4,249	2,580	2,349	3,434	3,646

Income (loss) before equity in net income (loss) of subsidiaries	(91)	264	1,671	3,070	555
Equity in net income (loss) of subsidiaries:
Equity in net income (loss) from continuing operations of subsidiaries	2,991	1,527	(169)	(2,869)	(5,393)
Equity in net loss from discontinued operations of subsidiaries:
Loss from discontinued operations	—	—	—	—	(537)
Loss on disposal of discontinued operations	—	—	—	(1,688)	(2,500)

	—	—	—	(1,688)	(3,037)

Equity in net income (loss) of subsidiaries	2,991	1,527	(169)	(4,557)	(8,430)

Net income (loss)	$2,900	$1,791	$1,502	$(1,487)	$(7,875)

Net income (loss)	$2,900	$1,791	$1,502	$(1,487)	$(7,875)
Dividends on Series B preferred stock	(464)	(219)	(202)	(412)	—

Net income (loss) applicable to common shareholders	$2,436	$1,572	$1,300	$(1,899)	$(7,875)

Condensed Statements of Cash Flows

	Year Ended	Seven Months Ended	Year Ended
	May 30, 2004	May 25, 2003	October 27, 2002	October 28, 2001
Cash used in operating activities	$(2,160)	$(3,805)	$(13,155)	$(5,692)
Investing activities:
Purchases of property, plant and equipment	(76)	(26)	(8)	(85)
Proceeds from sale of Dock Resins	—	—	9,406	—
Other	1,538	(32)	(88)	(87)

	1,462	(58)	9,310	(172)
Financing activities:
Proceeds from sale of common stock	746	149	7,611	636
Proceeds from sale of preferred stock	—	—	—	4,900

	746	149	7,611	5,536

Increase (decrease) in cash	$48	$(3,714)	$3,766	$(328)

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

LANDEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

SCHEDULE II

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended October 28, 2001
Allowance for doubtful accounts receivable and notes receivable	$1,634	$1,958	$(2,487)	$1,105
Year ended October 27, 2002
Allowance for doubtful accounts receivable and notes receivable	$1,105	$1,313	$(1,172)	$1,246
Seven months ended May 25, 2003
Allowance for doubtful accounts receivable and notes receivable	$1,246	$263	$(902)	$607
Year ended May 30, 2004
Allowance for doubtful accounts receivable and notes receivable	$607	$276	$(423)	$460

(b)
Reports on Form 8-K.

  A report on Form 8-K was filed on March 30, 2004 reporting the announcement of the financial results for the Company's third quarter of fiscal year 2004 ended February 29, 2004. A report on Form 8-K was filed on April 28, 2004 reporting the conversion of the Company's Series B Convertible preferred to Common Stock. Subsequent to May 30, 2004, a report on Form 8-K filed on July 21, 2004 reported the announcement of the financial results for the fiscal year ended May 30, 2004.

(c)
Index of Exhibits.

Exhibit Number:	Exhibit Title
2.3	Form of Agreement and Plan Merger and Purchase Agreement by and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 2, 1999.
2.4	Stock Purchase Agreement between The Lubrizol Corporation and the Registrant dated as of October 24, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 24, 2002.
2.5	Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
3.1	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
3.2	Ninth Amended and Restated Articles of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
3.3	Certificate of Determination of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
3.4	Certificate of Determination of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 25, 2001.
4.1*	Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24, 2001, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 25, 2001.
10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
10.3*	1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.5*	Form of Option Agreement for 1995 Directors' Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10.6	Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
10.15*	1996 Landec Ag Stock Option Plan and form of Option Agreements, incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.16*	Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.17*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.18*	Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.
10.19	Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 28, 1997.
10.22*	Form of Common Stock Purchase Agreement for certain officers and directors for restricted stock purchase, incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 10, 1998.
10.24*	Employment Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.25*	Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.26*	1999 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.27	Loan Agreement between Apio, Inc. and the Bank of America dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10.28*	2000 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended October 29, 2000.
10.29	Credit Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended, incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.
10.30*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

10.31	Amendment No. 2 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2001, incorporated herein by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.32	Amendment No. 3 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of April 26, 2001, incorporated herein by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10.33	Waiver and Amendment No. 4 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of September 11, 2001, incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.34	Amendment No. 5 to the Loan Agreement between Apio, Inc. and the Bank of America dated as of October 26, 2001, incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.35*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10.36	Amendment No. 6 to Loan Agreement between Apio, Inc. and the Bank of America dated as of April 1, 2002, incorporated herein by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2002.
10.37	Amendment No. 7 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2002, incorporated herein by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2002.
10.38	Amendment No. 8 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2002, incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.39	Amendment No. 9 to Loan Agreement between Apio, Inc. and the Bank of America dated as of October 31, 2002, incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.40	Amendment No. 2 to the Purchase Agreement between the Registrant and Apio, Inc. dated December 17, 2002, incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 27, 2002.
10.41	Amendment No. 10 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 15, 2003, incorporated herein by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.
10.42	Amendment No. 11 to Loan Agreement between Apio, Inc. and the Bank of America dated as of January 30, 2003, incorporated herein by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.
10.43	Amendment No. 12 to Loan Agreement between Apio, Inc. and the Bank of America dated as of February 28, 2003, incorporated herein by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003.
10.44	Amendment No. 13 to Loan Agreement between Apio, Inc. and the Bank of America dated as of May 1, 2003, incorporated herein by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.

10.45*	Employment Agreement between the Registrant and Gary T. Steele dated as of April 5, 2003, incorporated herein by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.46	Fourth Amendment to Credit Agreement dated as of May 15, 2003, incorporated herein by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.47	Non-Competition Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
10.48	Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated July 3, 2003.
10.49	Amendment No. 14 to Loan Agreement between Apio, Inc. and the Bank of America dated as of August 1, 2003, incorporated herein by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the seven month period ended May 25, 2003.
10.50	Credit and Security Agreement between Apio, Inc. and Wells Fargo Business Credit, Inc. dated as of August 20, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the seven month period ended May 25, 2003.
10.51	Credit and Security Agreement between Cal Ex Trading Company and Wells Fargo Business Credit, Inc. dated as of August 20, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the seven month period ended May 25, 2003.
10.52	Waiver by Seahawk Ranch Irrevocable Trust, dated as of October 8, 2003, incorporated herein by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003.
10.53	1995 Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003.
21.1	Subsidiaries of the Registrant
	Subsidiary	State of Incorporation
	Landec Ag, Inc.	Delaware
	Apio, Inc.	Delaware
23.1+	Consent of Independent Registered Public Accounting Firm.
24.1+	Power of Attorney—See page 89
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*
Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(c) of Form 10-K.

+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 2, 2004.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GARY T. STEELE Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 2, 2004
/s/ GREGORY S. SKINNER Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2004
/s/ NICHOLAS TOMPKINS Nicholas Tompkins	Chief Executive Officer of Apio, Inc., Senior Vice President and Director	August 2, 2004
/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	August 2, 2004
/s/ RICHARD DULUDE Richard Dulude	Director	August 2, 2004
/s/ FREDERICK FRANK Frederick Frank	Director	August 2, 2004
/s/ STEPHEN E. HALPRIN Stephen E. Halprin	Director	August 2, 2004
Richard S. Schneider	Director
/s/ KENNETH E. JONES Kenneth E. Jones	Director	August 2, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. See page 89.
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
POWER OF ATTORNEY
EXHIBIT INDEX