Form 10-Q
period 2004-08-29
LANDEC CORP \CA\
filed 2004-10-07
CIK 1005286

This document consists of 34 pages, of which this is page number 1.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 29, 2004, or

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

Yes  ☒    No  ☐

As of September 27, 2004, there were 23,232,691 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 29, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 29, 2004	May 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,585	$6,458
Accounts receivable, less allowance for doubtful accounts of $272 and $265 at August 29, 2004 and May 30, 2004	15,181	14,851
Accounts receivable, related party	465	498
Inventory	13,173	11,227
Notes and advances receivable	590	1,144
Notes receivable, related party	167	306
Prepaid expenses and other current assets	1,471	1,527
Total Current Assets	36,632	36,011

Property and equipment, net	18,396	18,341
Goodwill, net	25,987	25,987
Trademarks and other intangible, net	11,641	11,655
Notes receivable	605	605
Notes receivable, related party	52	96
Other assets	288	312
Total Assets	$93,601	$93,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,096	$14,960
Related party payables	234	430
Accrued compensation	1,068	1,570
Other accrued liabilities	2,687	2,506
Deferred revenue	764	807
Lines of credit	5,882	5,317
Current maturities of long term debt	1,493	1,505
Total Current Liabilities	28,224	27,095

Long term debt, less current maturities	2,107	2,174
Other liabilities	615	637
Minority interest	1,707	1,552

Shareholders’ Equity:
Common stock	116,932	116,841
Accumulated deficit	(55,984)	(55,292)
Total Shareholders’ Equity	60,948	61,549
Total Liabilities and Shareholders’ Equity	$93,601	$93,007

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 29, 2004	August 31, 2003
Revenues:
Product sales	$45,557	$38,827
Services revenue	—	2,074
Services revenue, related party	1,162	763
License fees	22	22
Research, development and royalty revenues	40	52
Royalty revenues, related party	73	65
Total revenues	46,854	41,803

Cost of revenue:
Cost of product sales	38,488	32,783
Cost of product sales, related party	1,889	1,108
Cost of services revenue	737	1,830
Total cost of revenue	41,114	35,721
Gross profit	5,740	6,082

Operating costs and expenses:
Research and development	804	1,007
Selling, general and administrative	5,375	5,397
Total operating costs and expenses	6,179	6,404
Operating loss	(439)	(322)
Interest income	10	53
Interest expense	(117)	(275)
Other expense	(146)	(80)
Net loss	(692)	(624)
Dividends on Series B preferred stock	—	(113)
Net loss applicable to common shareholders	$(692)	$(737)
Basic and diluted net loss per share	$(0.03)	$(0.03)
Shares used in computing basic and diluted net loss per share	23,196	21,199

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months Ended
	August 29, 2004	August 31, 2003
Cash flows from operating activities:
Net loss	$(692)	$(624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	842	886
Write down of goodwill	—	120
Loss on sale of property and equipment	31	1
Increase in minority interest liability	155	139
Changes in current assets and current liabilities:
Accounts receivable, net	(297)	6,703
Inventory	(1,946)	(1,493)
Notes and advances receivable	737	782
Prepaid expenses and other current assets	56	(532)
Accounts payable	1,136	(649)
Grower payables	—	(3,171)
Related party payables	(196)	(238)
Accrued compensation	(502)	(328)
Other accrued liabilities	181	(683)
Deferred revenue	(43)	390
Net cash (used in) provided by operating activities	(538)	1,303

Cash flows from investing activities:
Purchases of property and equipment	(889)	(689)
Change in other assets and liabilities	(23)	(134)
Change in restricted cash	—	657
Net cash used in investing activities	(912)	(166)

Cash flows from financing activities:
Proceeds from sale of common stock	91	140
Borrowings on lines of credit	47,077	5,364
Payments on lines of credit	(46,512)	(5,233)
Payments on long term debt	(79)	(737)
Net cash provided by (used in) financing activities	577	(466)

Net (decrease) increase in cash and cash equivalents	(873)	671
Cash and cash equivalents at beginning of period	6,458	3,699
Cash and cash equivalents at end of period	$5,585	$4,370
Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$—	$645
Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$—	$113

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers, club stores, and foodservice companies primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary.

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 29, 2004 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

The results of operations for the three months ended August 29, 2004 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

2.     Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is the Apio CEO (see Note 7). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee ($73,000 for the three months ended August 29, 2004) per carton sold for the use of Apio’s brand names. Apio Fresh and its owner growers also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $120,000 allocable to this business.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.47% to 3.93% for the three months ended August 29, 2004, 2.27% to 3.37% for the three months ended August 31 ,2003; a dividend yield of 0.0% for the three months ended August 29, 2004 and August 31, 2003; a volatility factor of the expected market price of the Company’s common stock of 0.58 and 0.79 as of August 29, 2004 and August 31, 2003, respectively; and a weighted average expected life of the options of 4.66 years and 5.33 years for the three months ended August 29, 2004 and August 31, 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended
	August 29, 2004	August 31, 2003
Net loss applicable to common shareholder	$(692)	$(737)
Deduct:
Stock-based employee expense determined under SFAS 123	(125)	(211)
Pro forma net loss	$(817)	$(948)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.03)

Basic and diluted pro forma net loss per share	$(0.04)	$(0.04)

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

4.     Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  During the three months ended August 29, 2004, the Company completed its third annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the reporting entities.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of August 29, 2004.

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 29, 2004	May 30, 2004
Finished goods	$9,432	$7,350
Raw material	3,681	3,805
Work in process	60	72
Total	$13,173	$11,227

6.     Debt

On August 20, 2003, Apio entered into a $12 million revolving line of credit (borrowings are based on Apio’s accounts receivable levels) and a $3.0 million equipment line of credit (the “Lines”) with Wells Fargo Business Credit, Inc..  Outstanding amounts under the Lines bear interest at the prime rate set by Wells Fargo Business Credit plus one percent (5.5% at August 29, 2004).  The Lines expire July 31, 2006.  The Lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  Concurrently with entering into this agreement with Wells Fargo Business Credit, the Company paid off and terminated its revolving line of credit with Bank of America.

Subsequent to August 29, 2004, the Company entered into a new $10 million revolving line of credit, a $4.8 million equipment line of credit, and a $1.2 million term note for equipment purchased under the prior equipment line of credit with Wells Fargo Bank N.A.  These new lines of credit expire August 31, 2006.  Outstanding amounts under the new lines bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25%.  The new lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.

Concurrently with entering into this agreement with Wells Fargo Bank, the Company paid off and terminated its Lines with Wells Fargo Business Credit.

7.     Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Apio Fresh for sale to third parties.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of August 29, 2004 and May 30, 2004 and for the three months ended August 29, 2004 and August 31, 2003.

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

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003.  The Apio CEO is a 12.5% owner in Apio Fresh.  During the three months ended August 29, 2004, the Company recognized revenues of $178,000 from the sale of products to Apio Fresh and royalty revenue of $73,000 from the use by Apio Fresh of Apio’s trademarks.  The related accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of August 29, 2004 and May 30, 2004.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.  Included in the minority interest liability is $237,000 owed to the Apio CEO.

All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

8.     Comprehensive income / loss

The comprehensive loss of Landec is the same as the net loss.

9.     Shareholders Equity

During the three months ended August 29, 2004, 39,484 shares of Common Stock were issued upon the exercise of options under the Company’s stock option plans.

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

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Three months ended August 29, 2004
Net revenues	$46,675	$98	$81	$46,854
International sales	$17,798	$—	$—	$17,798
Gross profit	$5,655	$20	$65	$5,740
Net income (loss)	$1,334	$(2,034)	$8	$(692)
Interest expense	$104	$13	$—	$117
Interest income	$8	$2	$—	$10
Depreciation and amortization	$702	$114	$26	$842

Three months ended August 31, 2003
Net revenues	$41,526	$127	$150	$41,803
International sales	$12,628	$—	$—	$12,628
Gross profit	$5,894	$41	$147	$6,082
Net income (loss)	$1,240	$(1,981)	$117	$(624)
Interest expense	$240	$35	$—	$275
Interest income	$51	$—	$2	$53
Depreciation and amortization	$718	$125	$43	$886

During the three months ended August 29, 2004 and August 31, 2003, sales to the Company’s top five customers accounted for approximately 46% and 43%, respectively, of revenues with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp and Pomina Enterprise Co. LTD accounting for approximately 14% and 10%, respectively for the three months ended August 29, 2004 and Sam’s Club and Costco Wholesale Corp., accounting for approximately 13% and 11%, respectively for the three months ended August 31, 2003.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

11.  Subsequent Events

On September 3, 2004, the Company entered into a multi-year joint technology and licensing agreement with Chiquita Brands International, Inc. (“Chiquita”) to provide Landec’s Intelimer packaging technology for Chiquita bananas.  The Company expects to start selling its technology products to Chiquita during the second half of fiscal year 2005.  The revenues from this agreement are not expected to be material this fiscal year. In addition, the two companies entered into a stock purchase agreement, whereby Landec will sell to Chiquita up to 500,000 shares of Landec common stock.  The actual number and purchase price of the shares to be sold will be determined by an agreed formula based on the weighted average daily closing price of Landec’s stock over the 20 trading days beginning on September 9, 2004 and ending on October 6, 2004.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 30, 2004 filed with the Securities and Exchange Commission on August 2, 2004.

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

Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 10).

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

Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., (“Landec Ag”) and combines our proprietary Intellicoat® seed coating technology with our unique eDC® – e-commerce, direct marketing and consultative selling – capabilities which we obtained when we acquired Fielder’s Choice Direct (“Fielder’s Choice”), a direct marketer of hybrid seed corn, in September 1997.

In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses and/or supplies products outside of our core businesses to industry leaders such as Alcon Laboratories, Inc. and L’Oreal of Paris.

Landec has been unprofitable during each fiscal year since its inception, except for the fiscal year ended May 30, 2004, and the seven-month period ended May 25, 2003, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will remain consistently profitable.  From inception through August 29, 2004, Landec’s accumulated deficit was $56.0 million.

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

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  The Apio CEO is a 12.5% owner in Apio Fresh.  The fresh-cut value-added produce processing business sells a variety of fresh-cut vegetables to the top retail grocery chains representing nearly 10,500 retail and club stores.  During the twelve months ended May 30, 2004, Apio shipped more than 17 million cartons of produce to over 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•      Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Landec’s proprietary Intelimer packaging technology.  Our strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•      Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx.  Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary Intelimer packaging technology.

•      Expanded Product Line Using Technology: Apio, through the use of Landec’s Intelimer packaging technology, is introducing on average twelve new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products.  During the last twelve months, Apio has introduced thirty-one  new products, including sixteen new Dole branded products.

Agricultural Seed Technology Business

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

In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus® coatings for inbred corn seed.  As a result of the success realized in fiscal years 2002 and 2003, Landec Ag expanded its sales of inbred corn seed coating products in fiscal year 2004 to regional and national seed companies in the United States.  This application is targeted to approximately 640,000 acres in ten states and is now being used by 40 seed companies in the United States.  In addition, based on the successful field trial results during 2003 for our Early Plant® hybrid coated corn, the Company expanded its sales in 2004.  Sales in 2004 of its Pollinator Plus and Early Plant products increased nearly 50% compared to 2003.  Early Plant hybrid corn, perhaps Landec Ag’s largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures.  By allowing the farmer to plant earlier than normal, Early Plant hybrid corn enables large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period.  Historical sales verify our research that farmers will pay a significant premium for Landec Ag’s Early Plant hybrid corn.  Our Relay™ Cropping System of wheat and Intellicoat coated soybean allows farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.

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

Technology Licensing/Research and Development Businesses

We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our core businesses.  For example, our core patented technology Intelimer materials, can be used to trigger release small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.

Results of Operations

Revenues (in thousands):

	Three months ended 8/29/04	Three months ended 8/31/03	Change
Apio Value Added	$25,202	$22,284	13%
Apio Trading	20,311	15,918	28%
Apio Bananas	—	487	N/M
Apio Service	1,162	2,837	(59)%
Total Apio	46,675	41,526	12%
Landec Ag	98	127	(23)%
Corporate	81	150	(46)%
Total Revenues	$46,854	$41,803	12%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and the Dole brand.

The increase in Apio’s value-added revenues for the three months ended August 29, 2004 compared to the same period last year is due to increased product offerings, increased sales to existing customers and the addition of new customers.  Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 10%, during the three months ended August 29, 2004 compared to the same period last year.  In addition, sales of Apio’s value-added vegetable tray products grew 100% during the three months ended August 29, 2004 compared to the same period last year.  Overall value-added sales volume increased 7% during the first quarter of fiscal year 2005 compared to the same period last year.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.

The increase in revenues in Apio’s trading business for the three months ended August 29, 2004 compared to the same period last year was primarily due to a 26% increase in export sales volumes coupled with higher sales prices.

Apio Bananas

Apio banana revenues have historically consisted of revenues generated from the sale of bananas in our proprietary packaging.  During fiscal year 2004, bananas were sold almost exclusively to food service companies.  Beginning in fiscal year 2005, sales from the Company’s banana program will consist of the Company’s proprietary breathable membranes.

As a result of discontinuing the sale of bananas in our proprietary packaging to focus on selling our proprietary breathable membranes for banana packaging which is not expected to begin until our third fiscal quarter of 2005, there were no revenues in our banana program during the first quarter of fiscal year 2005 versus $487,000 during the first quarter of fiscal year 2004.  We do not expect a significant revenue or gross profit impact from our banana program in fiscal year 2005.

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

The decrease in service revenues during the three months ended August 29, 2004 compared to the same periods last year is directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag

Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies.  Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.

The decrease in revenues at Landec Ag during the three months ended August 29, 2004 compared to the same period last year was not material to consolidated Landec revenues.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

The decrease in Corporate revenues for the three months ended August 29, 2004 compared to the same period of the prior year was not material to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 8/29/04	Three months ended 8/31/03	Change
Apio Value Added	$4,045	$4,184	(3)%
Apio Trading	1,185	909	30%
Apio Bananas	—	(206)	N/M
Apio Service	425	1,007	(58)%
Total Apio	5,655	5,894	(4)%
Landec Ag	20	41	(51)%
Corporate	65	147	(56)%
Total Gross Profit	$5,740	$6,082	(6)%

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, labor and overhead), volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three months ended August 29, 2004 compared to the same period last year as outlined in the table above.

Apio Value-Added

The decrease in gross profits for Apio’s value-added specialty packaged vegetable business for the three months ended August 29, 2004 compared to the same period last year was primarily due to product mix changes designed to clear out inventory in preparation for new product introductions resulting in overall lower gross margins and inventory write-offs of discontinued products.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.  The increase in gross profits during the three months ended August 29, 2004 compared to the same period last year was primarily due to a 26% increase in export volumes and higher average sale prices.

Apio Service

The decrease in Apio’s service gross profits during the three months ended August 29, 2004 compared to the same period last year was directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag and Corporate

The decrease in gross profits for Landec Ag and Corporate for the three months ended August 29, 2004 compared to the same period last year was not material to consolidated Landec gross profits.

Operating Expenses (in thousands):

	Three months ended 8/29/04	Three months ended 8/31/03	Change
Research and Development:
Apio	$288	$421	(32)%
Landec Ag	226	262	(14)%
Corporate	290	324	(10)%
Total R&D	$804	$1,007	(20)%

Selling, General and Administrative:
Apio	$3,152	$3,390	(7)%
Landec Ag	1,520	1,407	8%
Corporate	703	600	17%
Total S,G&A	$5,375	$5,397	(0)%

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

The decrease in research and development expenses for the three months ended August 29, 2004 compared to the same period last year was primarily due to lower research and development expenses associated with the Company’s specialty packaging banana program as the focus of the program has shifted to market testing of the packaging technology and developing collaborative supply arrangements with banana shippers and greater emphasis at Landec Ag on sales and marketing versus research and development.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended August 29, 2004 compared to the same period last year was primarily due to a decrease in general and administrative expenses at Apio as a result of the sale of Apio’s domestic commodity vegetable business on June 30, 2003, partially offset by increased sales and marketing efforts at Apio and Landec Ag and increased general and administrative expenses at Corporate primarily for directors’ fees and legal expenses.

Other (in thousands):

	Three months ended 8/29/04	Three months ended 8/31/03	Change
Interest Income	$10	$53	(81)%
Interest Expense	(117)	(275)	(57)%
Other (Exp)/Income	(145)	(80)	81%
Total Other	$(252)	$(302)	(17)%

Interest Income

The decrease in interest income for the three months period ended August 29, 2004 compared to the same period last year was due to a reduction in interest bearing notes receivable at Apio.

Interest Expense

The decrease in interest expense during the three months ended August 29, 2004 compared to the same period last year was due to the Company’s reduction of debt thus lowering interest expenses.

Other

Other consists of the minority interest expense associated with the limited partners’ equity interest in the net income of Apio Cooling, LP and non operating income and expenses such as the gain or loss on the sale of assets.

The increase in the net other expense for the three months ended August 29, 2004 compared to the same period last year was primarily due to increased minority interest expense of approximately $34,000 and a decrease in Apio’s other income of $32,000.

Liquidity and Capital Resources

As of August 29, 2004, the Company had cash and cash equivalents of $5.6 million, a net decrease of $873,000 from $6.5 million at May 30, 2004.

Cash Flow from Operating Activities

Landec used $538,000 of cash flow in operating activities during the three months ended August 29, 2004 compared to providing $1.3 million from operating activities for the three months ended August 31, 2003.  The primary sources of cash during the three months ended August 29, 2004 were from a decrease in notes and advances receivable resulting from improved collection efforts at Apio and from the increase in payables of approximately $1.1 million due to timing of payments. The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of approximately $900,000 and an increase in inventory at Apio of approximately $1.2 million primarily related to export inventory in transit.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 29, 2004 was $912,000 compared to $166,000 for the same period last year.  The primary uses of cash for investing activities during the first quarter of fiscal year 2005 were for the purchase of $889,000 of property and equipment primarily for the further automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 29, 2004 was $577,000 compared to net cash used in financing activities of $466,000 for the same period last year.  The cash provided by financing activities during the first quarter of fiscal year 2005 was from net borrowings under the Company’s lines of credit.

Capital Expenditures

During the three months ended August 29, 2004, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $889,000 of equipment purchased.

Debt

In August 2003, Apio entered into a $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. The term of the Lines was three years expiring on July 31, 2006.  The interest rate is initially calculated based on the prime rate plus 1%.  The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The Lines limit the ability of Apio to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio to secure the Lines.  As of August 29, 2004, $3.4 million was outstanding under Apio’s revolving line of credit.

On September 1, 2004, Apio entered into a new $10 million revolving line of credit, a $4.8 million equipment line of credit, and a $1.2 million term note for equipment purchased under the prior equipment line of credit with Wells Fargo Bank N.A.  All amounts outstanding under Apio’s Lines with Wells Fargo Business Credit were paid off using the new Wells Fargo Bank lines.  These new lines of credit expire August 31, 2006.  At Apio’s option, outstanding amounts under the new lines bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25%.  The new lines contain certain restrictive covenants, which, among other things, affect the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.375% (4.875% at August 29, 2004).  The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At August 29, 2004, $2.5 million was outstanding under Landec Ag’s revolving line of credit.

At August 29, 2004, Landec’s total debt, including current maturities and capital lease obligations, was $9.5 million and the total debt to equity ratio was 16% compared to 15% at May 30, 2004.  Of this debt, approximately $5.9 million was comprised of revolving lines of credit and approximately $3.6 million was comprised of term debt and capital lease obligations, $2.2 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $1.2 million (recorded at 1.1 million on a discounted basis)  The $1.2 million will be paid during the third quarter of fiscal year 2005 and is recorded as current portion of long-term debt.

Contractual Obligation

The Company’s material contractual obligations for the next five years and thereafter as of August 29, 2004, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Lines of Credit	$5,882	$5,882	$—	$—	$—	$—	$—
Long-term Debt	3,486	1,416	128	133	138	143	1,528
Capital Leases	114	41	25	22	23	3	—
Operating Leases	2,084	499	621	459	331	174	—
Land Leases	1,274	60	68	68	68	68	942
Licensing Obligation	750	50	100	100	100	100	300
Purchase Commitments	760	760	—	—	—	—	—
Total	$14,350	$8,708	$942	$782	$660	$488	$2,770

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception, except for the fiscal year ended May 30, 2004 and the seven-month period ended May 25, 2003.  Our accumulated deficit as of August 29, 2004 totaled $56.0 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

At August 29, 2004, our total debt, including current maturities and capital lease obligations, was approximately $9.5 million and the total debt to equity ratio was approximately 16%.  Of this debt, approximately $5.9 million is comprised of revolving lines of credit and approximately $3.6 million is comprised of term debt and capital lease obligations. On September 1, 2004, Apio entered into a new $10 million revolving line of credit, a $4.8 million equipment line of credit, and a $1.2 million term note for equipment purchased under the prior equipment line of credit with Wells Fargo Bank N.A. The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including maximum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures.  The lines of credit limit the ability of Apio and Landec Ag to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt.  Of our non-revolving debt, approximately $1.5 million, $153,000 and $155,000 become due over the next three fiscal years, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

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

In connection with the Apio acquisition, we may be obligated to make future payments to the former shareholders of Apio of up to $1.2 million for the future supply of produce.  This amount is scheduled to be paid during the third quarter of fiscal year 2005.

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

Apio is subject to various financial and operating covenants under the Well Fargo Bank lines of credit, including minimum fixed charge coverage ratio, minimum adjusted net worth and minimum net income. The Wells Fargo Bank agreement limits the ability of Apio to make cash payments to Landec.  On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under a previous line of credit with Bank of America, which violation was subsequently waived by Bank of America.  If we violate any obligations under the lines of credit in the future, we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under our lines.  If the indebtedness due under the lines were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the three months ended August 29, 2004, approximately 38% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the three months ended August 29, 2004, sales to our top five customers accounted for approximately 46% of our revenues, with our largest customers, Costco Wholesale Corp., and Pomina Enterprise Co. LTD accounting for approximately 14% and 10% of our revenues, respectively. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

The Reporting of Our Profitability Could Be Materially And Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value

Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity.  Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.  Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, beginning in fiscal year 2002, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment.  If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of August 29, 2004.

	2005	2006	2007	2008	2009	There- after	Total
Liabilities (in 000’s)
Lines of Credit	$5,882	$—	$—	$—	$—	$—	$5,882
Avg. Int. Rate	5.36%	5.36%

Long term debt, including current portion
Fixed Rate	$1,457	$153	$155	$161	$146	$1,528	$3,600
Avg. Int. Rate	6.74%	3.83%	3.77%	3.75%	3.72%	3.74%	5.09%

Item 4.    Controls and Procedures

(a)           Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), Landec’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective such that the material information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: October 7, 2004