Form 10-Q
period 2004-11-28
LANDEC CORP \CA\
filed 2005-01-07
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 28, 2004, or

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

Yes  ☒                   No  ☐

As of December 20, 2004, there were 23,995,862 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 28, 2004

INDEX

Facing sheet

Index

Part I.	Financial Information

Item 1.	a)	Consolidated Balance Sheets as of November 28, 2004 and May 30, 2004

	b)	Consolidated Statements of Operations for the Three Months and Six Months Ended November 28, 2004 and November 30, 2003

	c)	Consolidated Statements of Cash Flows for the Six Months Ended November 28, 2004 and November 30, 2003

	d)	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 28, 2004	May 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,215	$6,458
Accounts receivable, less allowance for doubtful accounts of $240 and $265 at November 28, 2004 and May 30, 2004	15,401	14,851
Accounts receivable, related party	343	498
Inventory	17,256	11,227
Notes and advances receivable	1,042	1,144
Notes receivable, related party	139	306
Prepaid expenses and other current assets	1,737	1,527
Total Current Assets	42,133	36,011

Property and equipment, net	18,771	18,341
Goodwill, net	25,987	25,987
Trademarks and other intangible, net	11,904	11,737
Notes receivable	504	605
Notes receivable, related party	55	96
Other assets	154	230
Total Assets	$99,508	$93,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,466	$14,960
Related party payables	193	430
Accrued compensation	1,653	1,570
Other accrued liabilities	2,848	2,506
Deferred revenue	3,193	807
Lines of credit	4,192	5,317
Current maturities of long term debt	1,793	1,505
Total Current Liabilities	30,338	27,095

Long term debt, less current maturities	2,806	2,174
Other liabilities	593	637
Minority interest	1,281	1,552

Shareholders’ Equity:
Common stock	121,282	116,841
Accumulated deficit	(56,792)	(55,292)
Total Shareholders’ Equity	64,490	61,549
Total Liabilities and Shareholders’ Equity	$99,508	$93,007

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28, 2004	November 30, 2003	November 28, 2004	November 30, 2003
Revenues:
Product sales	$49,696	$41,989	$95,252	$80,816
Services revenue	—	9	11	2,083
Services revenue, related party	876	1,063	2,027	1,826
Research, development and royalty revenues	23	60	63	177
Royalty revenues, related party	54	122	128	122
License fees	22	22	44	44
Total revenues	50,671	43,265	97,525	85,068

Cost of revenue:
Cost of product sales	42,748	36,619	81,236	69,403
Cost of product sales, related party	1,506	1,177	3,395	2,285
Cost of services revenue	421	439	1,158	2,269
Total cost of revenue	44,675	38,235	85,789	73,957

Gross profit	5,996	5,030	11,736	11,111

Operating costs and expenses:
Research and development	685	997	1,489	1,918
Selling, general and administrative	5,946	5,221	11,321	10,704
Total operating costs and expenses	6,631	6,218	12,810	12,622
Operating loss	(635)	(1,188)	(1,074)	(1,511)

Interest income	9	38	19	91
Interest expense	(87)	(259)	(205)	(533)
Other expense	(95)	(174)	(240)	(254)
Net loss	(808)	(1,583)	(1,500)	(2,207)
Dividends on Series B preferred stock	—	(115)	—	(228)
Net loss applicable to common shareholders	$(808)	$(1,698)	$(1,500)	$(2,435)
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.06)	$(0.11)

Shares used in per share computation	23,595	21,231	23,396	21,215

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 28, 2004	November 30, 2003
Cash flows from operating activities:
Net loss	$(1,500)	$(2,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,703	1,753
Write down of goodwill	—	120
Gain on disposal of property and equipment	39	—
Minority interest	279	321
Changes in current assets and liabilities:
Accounts receivable, net	(395)	4,193
Inventory	(6,029)	(4,955)
Notes and advances receivable	411	1,162
Prepaid expenses and other current assets	(210)	(1,485)
Accounts payable	1,506	(2,079)
Grower payables	—	(3,234)
Related party payables	(237)	(248)
Accrued compensation	83	(51)
Other accrued liabilities	342	(790)
Deferred revenue	2,386	2,656
Net cash used in operating activities	(1,622)	(4,844)

Cash flows from investing activities:
Purchases of property and equipment	(2,089)	(1,699)
Change in other assets and liabilities	(218)	(279)
Change in restricted cash	—	657
Net cash used in investing activities	(2,307)	(1,321)

Cash flows from financing activities:
Proceeds from sale of common stock	4,441	237
Borrowings on lines of credit	55,936	53,480
Payments on lines of credit	(57,061)	(47,563)
Payments on long term debt	(280)	(1,238)
Proceeds from issuance of long term debt	1,200	—
Distributions to minority interest	(550)	(154)
Net cash provided by financing activities	3,686	4,762

Net decrease in cash and cash equivalents	(243)	(1,403)
Cash and cash equivalents at beginning of period	6,458	3,699
Cash and cash equivalents at end of period	$6,215	$2,296

Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$—	$239
Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$—	$228

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 28, 2004 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

The results of operations for the three and six months ended November 28, 2004 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In addition, Landec Ag purchases corn seed and collects cash deposits from farmers in advance of shipping the corn during the Company’s third and fourth quarters.  The increased levels of inventory and deferred revenue at November 28, 2004 compared to May 30, 2004 reflect the seasonal nature of Landec Ag’s seed business.  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  The amendment requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  The amendment is effective for the Company in the first quarter of fiscal year 2006.  The Company intends to continue to grant stock-

based compensation to employees, and the adoption of the new standard may have a material impact on the future results of operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.     Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is the Apio CEO (see Note 8). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee per carton sold for the use of Apio’s brand names. Apio Fresh and its owner growers also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $120,000 allocable to this business.

3.     Licensing Agreement

On September 3, 2004, the Company entered into a multi-year joint technology and licensing agreement with Chiquita Brands International, Inc. (“Chiquita”) to provide Landec’s Intelimer packaging technology for Chiquita bananas.  The Company expects to start selling its technology products to Chiquita during the second half of fiscal year 2005.  The revenues from this agreement are not expected to be material in the current fiscal year. In addition, the two companies entered into a stock purchase agreement, whereby the Company sold to Chiquita 486,111 shares of Landec Common Stock on October 14, 2004 for $3.5 million in cash.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.35% to 3.47% for the three months ended November 28, 2004, 3.18% to 3.29% for the three months November 30, 2003; 3.35% to 3.93% for the six months ended November 28, 2004, and 2.27% to 3.37% for the six months ended November 30, 2003; a dividend yield of 0.0% for the three and six months ended November 28, 2004 and November 30, 2003; a volatility factor of the expected market price of the Company’s common stock of 0.59 and 0.77 as of November 28, 2004 and November 30, 2003, respectively; and a weighted average expected life of the options of 4.61 years and 5.14  years for the three and six months ended November 28, 2004 and November 30, 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	November 28, 2004	November 30, 2003	November 28, 2004	November 30, 2003
Net loss	$(808)	$(1,583)	$(1,500)	$(2,207)
Deduct:
Stock-based employee expense determined under SFAS 123	(487)	(380)	(664)	(568)
Pro forma net loss	$(1,295)	$(1,963)	$(2,164)	$(2,775)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.08)	$(0.06)	$(0.11)

Basic and diluted pro forma net loss per share	$(0.05)	$(0.10)	$(0.09)	$(0.14)

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

5.     Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  During the six months ended November 28, 2004, the Company completed its third annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the reporting entities.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of November 28, 2004.

6.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 28, 2004	May 30, 2004
Finished goods	$11,881	$7,350
Raw material	5,324	3,805
Work in process	51	72
Total	$17,256	$11,227

7.     Debt

On September 1, 2004, Apio entered into a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the prior equipment line of credit (collectively the “Loan Agreement”) with Wells Fargo Bank N.A . Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (4.21% at November 28, 2004).  The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  The Loan Agreement also affects the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.  Concurrently with entering into this agreement with Wells Fargo Bank, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit, Inc.  At November 28, 2004, no amounts were outstanding under the revolving line or credit or the equipment line of credit.

8.     Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Apio Fresh for sale to third parties.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of November 28, 2004 and May 30, 2004 and for the three and six months ended November 28, 2004 and November 30, 2003.

Apio leases, for approximately $1.0 million on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003.  The Apio CEO is a 12.5% owner in Apio Fresh.  During the three and six months ended November 28, 2004, the Company recognized revenues of $28,000 and $206,000 respectively, from the sale of products to Apio Fresh and royalty revenue of $54,000 and $128,000 respectively, from the use by Apio Fresh of Apio’s trademarks.  The related accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of November 28, 2004 and May 30, 2004.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.  Included in the minority interest liability as of November 28, 2004 and May 30, 2004 is $184,000 and $214,000, respectively, owed to the Apio CEO.

All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

9.     Comprehensive Income / Loss

The comprehensive loss of Landec is the same as the net loss.

10.  Shareholders Equity

During the three and six months ended November 28, 2004, 180,918 and 220,402 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans.  In addition, the Company sold to Chiquita 486,111 shares of Landec Common Stock on October 14, 2004 for $3.5 million in cash (see Note 3).

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

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Three months ended November 28, 2004
Net revenues	$50,594	$7	$70	$50,671
International sales	$18,465	$—	$—	$18,465
Gross profit	$5,865	$76	$55	$5,996
Net income (loss)	$1,474	$(2,320)	$38	$(808)
Interest expense	$29	$58	$—	$87
Interest income	$7	$—	$2	$9
Depreciation and amortization	$718	$116	$25	$859

Three months ended November 30, 2003
Net revenues	$43,137	$19	$109	$43,265
International sales	$15,871	$—	$—	$15,871
Gross profit	$4,936	$7	$87	$5,030
Net income (loss)	$864	$(2,332)	$(115)	$(1,583)
Interest expense	$191	$68	$—	$259
Interest income	$36	$—	$2	$38
Depreciation and amortization	$700	$107	$47	$854

Six months ended November 28, 2004
Net revenues	$97,269	$105	$151	$97,525
International sales	$36,183	$—	$—	$36,183
Gross profit	$11,520	$96	$120	$11,736
Net income (loss)	$2,808	$(4,354)	$46	$(1,500)
Interest expense	$134	$71	$—	$205
Interest income	$15	$1	$3	$19
Depreciation and amortization	$1,420	$232	$51	$1,703

Six months ended November 30, 2003
Net revenues	$84,663	$146	$259	$85,068
International sales	$28,499	$—	$—	$28,499
Gross profit	$10,830	$48	$233	$11,111
Net income (loss)	$2,104	$(4,313)	$2	$(2,207)
Interest expense	$430	$103	$—	$533
Interest income	$87	$—	$4	$91
Depreciation and amortization	$1,431	$232	$90	$1,753

During the six months ended November 28, 2004 and November 30, 2003, sales to the Company’s top five customers accounted for approximately 45% and 43%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 14% and 11%, respectively, and Pomina Enterprise Co. LTD, accounting for approximately 10% and 7%, respectively of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications.  This proprietary polymer technology is the foundation, and a key differentiating advantage, upon which Landec has built its business.

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

Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 11).

Our Food Products Technology business is operated through a subsidiary, Apio, Inc., and combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor.  Value-added processing incorporates Landec’s proprietary packaging technology with produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce to achieve increased shelf life and reduced shrink (waste) and to eliminate the need for ice during the distribution cycle.  This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively, “Apio”).

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

Landec has been unprofitable during each fiscal year since its inception, except for the fiscal year ended May 30, 2004, and the seven-month period ended May 25, 2003, and may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that Landec will remain consistently profitable.  From inception through November 28, 2004, Landec’s accumulated deficit was $56.8 million.

Landec was incorporated in California on October 31, 1986.  We completed our initial public offering in 1996 and our Common Stock is listed on the Nasdaq National Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in two core business segments Food Products Technology and Agricultural Seed Technology.  In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry.  Our proprietary packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products.  In December 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains and major club stores and has recently begun expanding its product offerings to the foodservice industry.  Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  The Apio CEO is a 12.5% owner in Apio Fresh.  The fresh-cut value-added produce processing business sells a variety of fresh-cut vegetables to the top retail grocery chains representing over 11,200 retail and club stores.  During the twelve months ended May 30, 2004, Apio shipped more than 17 million cartons of produce to over 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•      Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Landec’s proprietary Intelimer packaging technology.  Our strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.  To augment the strategy, in October 2004 Apio entered into an agreement with Caito Foods Service, Inc. of Indianapolis, Indiana, to regionally process, package and distribute Apio’s value-added specialty packaged fresh-cut vegetable tray products.

•      Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx.  Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary Intelimer packaging technology.

•      Expanded Product Line Using Technology: Apio, through the use of Landec’s Intelimer packaging technology, is introducing on average twelve new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products.  During the last twelve months, Apio has introduced twelve new products.

Agricultural Seed Technology Business

Landec Ag’s strategy is build a vertically integrated seed technology company based on Intellicoat seed coating technology and its eDC—e-commerce, direct marketing and consultative selling capabilities.

For the coating technology the strategy is to develop a patented, functional polymer coating technology that will be broadly licensed to the seed industry. The company will initially commercialize products for the corn and soybean markets and then broaden its applications to other seed crops.  Landec Ag will use its Fielder’s Choice Direct marketing and sales company to launch its applications for corn to build awareness for this technology and then broadly license its applications to the rest of the industry.

Landec Ag’s Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2004 Pollinator Plus was used by over 35 seed companies on approximately 15% of the seed production acres in the U.S.

In 2003, after two years of on-farm trails, Landec Ag commercialized Early Plant® corn by selling to farmers through its Fielder’s Choice Direct® brand. This application is a management tool, which allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting.  In 2004, seven seed companies offered Intellicoat on their hybrid seed corn offerings and sales increased by 50% over 2003.

The third commercial application is the Relay™ Cropping system of wheat and Intellicoat coated soybeans, which allows farmers to plant and harvest two crops in the same year on the same ground in geographic areas where double cropping is not possible. This provides significant financial benefit especially to farmers in the corn belt who grow wheat as a single crop.

Based in Monticello, Indiana, Fielder’s Choice Direct offers a comprehensive line of corn hybrids and alfalfa to more than 12,000 farmers in over forty states through direct marketing programs.  The success of Fielder’s Choice comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system.  We believe that this direct channel of distribution provides up to a 35% cost advantage compared to the farmer-dealer system.

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

Due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In addition, Landec Ag purchases corn seed and collects cash deposits from farmers in advance of shipping the corn during the Company’s third and fourth quarters.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/28/04	Three months ended 11/30/03	Change	Six months ended 11/28/04	Six months ended 11/30/03	Change
Apio Value Added	$27,983	$22,829	23%	$53,185	$45,113	18%
Apio Trading	21,735	18,778	16%	42,046	34,696	21%
Apio Bananas	—	458	N/M	—	945	N/M
Apio Service	876	1,072	(18)%	2,038	3,909	(48)%
Total Apio	50,594	43,137	17%	97,269	84,663	15%
Landec Ag	7	19	(63)%	105	146	(28)%
Corporate	70	109	(36)%	151	259	(42)%
Total Revenues	50,671	43,265	17%	97,525	85,068	15%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold primarily under Apio’s Eat Smart brand and the Dole brand.

The increase in Apio’s value-added revenues for the three and six months ended November 28, 2004 compared to the same periods last year is due to increased product offerings, increased sales to existing customers and the addition of new customers.  Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 17% and 14%, respectively, during the three and six months ended November 28, 2004 compared to the same periods last year.  In addition, sales of Apio’s value-added vegetable tray products grew 95% and 97%, respectively, during the three and six months ended November 28, 2004 compared to the same periods last year.  Overall value-added unit sales volume increased 20% during the second quarter of fiscal year 2005 compared to the same period last year and 15% for the six months ended November 28, 2004 compared to the same period of the prior year.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.

 The increase in revenues in Apio’s trading business for the three and six months ended November 28, 2004 compared to the same periods last year was primarily due to export unit volume increases of 6% and 15%, respectively, coupled with higher sales prices.

Apio Bananas

Apio banana revenues have historically consisted of revenues generated from the sale of bananas in our proprietary packaging.  During fiscal year 2004, bananas were sold almost exclusively to food service companies.  Beginning in fiscal year 2005, sales from the Company’s banana program consist of the Company’s proprietary breathable membranes.

As a result of discontinuing the sale of bananas in our proprietary packaging to focus on selling our proprietary breathable membranes for banana packaging, which is not expected to begin until our third or fourth fiscal quarter of 2005, there were no revenues in our banana program during the three and six months ended November 28, 2004 compared to $457,000 and $944,000 during the three and six months ended November 30, 2003, respectively.  We do not expect significant revenues or gross profits from our banana program in fiscal year 2005.

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

The decrease in service revenues during the three and six months ended November 28, 2004 compared to the same periods last year is directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag

Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies.  Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.

The decrease in revenues at Landec Ag during the three and six months ended November 28, 2004 compared to the same periods last year was not material to consolidated Landec revenues.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

The decrease in Corporate revenues for the three and six months ended November 28, 2004 compared to the same periods of the prior year was not material to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 11/28/04	Three months ended 11/30/03	Change	Six months ended 11/28/04	Six months ended 11/30/03	Change
Apio Value Added	4,313	3,642	18%	8,358	7,826	7%
Apio Trading	1,098	923	19%	2,283	1,832	25%
Apio Bananas	—	(264)	N/M	—	(470)	N/M
Apio Service	454	635	(29)%	879	1642	(46)%
Total Apio	5,865	4,936	19%	11,520	10,830	6%
Landec Ag	76	7	986%	96	48	100%
Corporate	55	87	(37)%	120	233	(48)%
Total Gross Profit	5,996	5,030	19%	11,736	11,111	6%

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, labor and overhead), volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three months and six months ended November 28, 2004 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three and six months ended November 28, 2004 compared to the same periods last year was due to (1) the increase in value-added sales which increased 23% for the quarter and 18% for the first six months of fiscal year 2005, (2) product mix changes to higher margin products and (3) improved manufacturing efficiencies through further automation of Apio’s production process.  The increase in gross profits for the first six months of fiscal year 2005 was partially offset by inventory write-offs during the first quarter in preparation for new product introductions.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.  The increase in gross profits during the three and six months ended November 28, 2004 compared to the same periods last year was primarily due to a 16% and 21% increase in trading revenues.

Apio Service

The decrease in Apio’s service gross profits during the three and six months ended November 28, 2004 compared to the same periods last year was directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Apio Bananas, Landec Ag and Corporate

The change in gross profits for Apio Bananas, Landec Ag and Corporate for the three and six months ended November 28, 2004 compared to the same periods last year was not material to consolidated Landec gross profits.

Operating Expenses (in thousands):

	Three months ended 11/28/04	Three months ended 11/30/03	Change	Six months ended 11/28/04	Six months ended 11/30/03	Change
Research and Development:
Apio	255	386	(34)%	543	721	(25)%
Landec Ag	192	284	(32)%	418	546	(23)%
Corporate	238	327	(27)%	528	651	(19)%
Total R&D	685	997	(31)%	1,489	1,918	(22)%

Selling, General and Administrative:
Apio	3,346	2,787	20%	6,498	6,263	4%
Landec Ag	1,849	1,664	11%	3,369	3,071	10%
Corporate	751	770	(2)%	1,454	1,370	6%
Total S,G&A	5,946	5,221	14%	11,321	10,704	6%

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

The decrease in research and development expenses for the three months and six months ended November 28, 2004 compared to the same periods last year was primarily due to lower research and development expenses associated with the Company’s non-banana related programs at Apio and greater emphasis at Apio and Landec Ag on sales and marketing versus research and development.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three months and six months ended November 28, 2004 compared to the same periods last year was primarily due to an increase in sales and marketing expenses at both Apio and Landec Ag in order to generate increases in revenue.

Other (in thousands):

	Three months ended 11/28/04	Three months ended 11/30/03	Change	Six months ended 11/28/04	Six months ended 11/30/03	Change
Interest Income	9	38	(76)%	19	91	(79)%
Interest Expense	(87)	(259)	(66)%	(205)	(533)	(62)%
Other Expense	(95)	(174)	(45)%	(240)	(254)	(6)%
Total Other	(173)	(395)	(56)%	(426)	(696)	(39)%

Interest Income

The decrease in interest income for the three and six month periods ended November 28, 2004 compared to the same periods last year was due to a reduction in interest bearing notes receivable at Apio.

Interest Expense

The decrease in interest expense during the three and six months ended November 28, 2004 compared to the same periods last year was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

Other Expense

Other consists of the minority interest expense associated with the limited partners equity interest in the net income of Apio Cooling, LP and non operating income and expenses such as the gain or loss on the sale of assets.

The change in other expense for the three and six months ended November 28, 2004 compared to the same periods last year was not material to the consolidated net loss of Landec.

Liquidity and Capital Resources

As of November 28, 2004, the Company had cash and cash equivalents of $6.2 million, a net decrease of $243,000 from $6.5 million at May 30, 2004.

Cash Flow from Operating Activities

Landec used $1.6 million of cash flow in operating activities during the six months ended November 28, 2004 compared to using $4.8 million from operating activities for the six months ended November 30, 2003.  The primary sources of cash during the six months ended November 28, 2004 were from an increase in payables of  $1.5 million due to timing of payments and from an increase in deferred revenue of $2.4 million as a result of cash deposits for future seed corn shipments.  The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of $4.8 million and an increase in inventory at Apio of $1.3 million primarily related to export inventory in transit.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 28, 2004 was $2.3 million compared to $1.3 million for the same period last year.  The primary uses of cash for investing activities during the first six months of fiscal year 2005 were for the purchase of $2.1 million of property and equipment primarily for the further automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 28, 2004 was $3.7 compared to net cash provided by financing activities of $4.8 million for the same period last year.  The cash provided by financing activities during the first six months of fiscal year 2005 was primarily from the sale of $4.4 million of Landec Common Stock, of which $3.5 million was sold to Chiquita and the remainder was from the exercise of stock options.

Capital Expenditures

During the six months ended November 28, 2004, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $2.1 million of equipment purchased.

Debt

In August 2003, Apio entered into a $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. The term of the Lines was three years expiring on July 31, 2006. Concurrently with entering into the new revolving line of credit on September 1, 2004 with Wells Fargo Bank N.A., the Company paid off and terminated its Lines with Wells Fargo Business Credit, Inc.

On September 1, 2004, Apio entered into a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the prior equipment line of credit (collectively the “Loan Agreement”) with Wells Fargo Bank N.A . Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (4.21% at November 28, 2004).  The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  The Loan Agreement also affects the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.  Concurrently with entering into this agreement with Wells Fargo Bank, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit, Inc.  At November 28, 2004, no amounts were outstanding under the revolving line or credit or the equipment line of credit.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.375%.  The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At November 28, 2004, $4.2 million was outstanding under Landec Ag’s revolving line of credit.

At November 28, 2004, Landec’s total debt, including current maturities, was $8.8 million and the total debt to equity ratio was 14% compared to 15% at May 30, 2004.  Of this debt, approximately $4.2 million was comprised of revolving lines of credit and approximately $4.6 million was comprised of term debt, $2.2 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.  In addition, in connection with Landec’s acquisition of Apio, Landec has remaining obligations to pay the former owners of Apio $1.2 million (recorded at $1.1 million on a discounted basis).  The $1.2 million will be paid during the third quarter of fiscal year 2005 and is recorded as current portion of long-term debt.

Contractual Obligation

The Company’s material contractual obligations for the next five years and thereafter as of November 28, 2004, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Lines of Credit	$4,192	$4,192	$—	$—	$—	$—	$—
Long-term Debt	4,599	1,510	558	551	292	144	1,544
Operating Leases	1,921	335	622	459	331	174	—
Land Leases	1,248	31	68	68	68	68	945
Licensing Obligation	750	50	100	100	100	100	300
Purchase Commitments	422	422	—	—	—	—	—
Total	$13,132	$6,540	$1,348	$1,178	$791	$486	$2,789

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception, except for the fiscal year ended May 30, 2004 and the seven-month period ended May 25, 2003.  Our accumulated deficit as of November 28, 2004 totaled $56.8 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Our Indebtedness Could Limit Our Financial and Operating Flexibility

At November 28, 2004, our total debt, including current maturities, was $8.8 million and the total debt to equity ratio was 14%.  Of this debt, $4.2 million is comprised of revolving lines of credit and $4.6 million is comprised of term debt. On September 1, 2004, Apio entered into a new $10 million revolving line of credit, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the prior equipment line of credit with Wells Fargo Bank N.A. The amount of debt outstanding under the Apio and Landec Ag lines of credit fluctuate over time, and the agreements contain restrictive covenants that require each company to meet certain financial tests including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  The lines of credit limit the ability of Apio and Landec Ag to make cash payments to Landec if certain conditions, as defined in the agreements, are not met.  Landec has pledged substantially all of the assets of Apio and Landec Ag to secure their bank debt.  Of our non-revolving debt, $1.5 million, $558,000 and $551,000 become due over the next three fiscal years, respectively.  This level of indebtedness limits our financial and operating flexibility in the following ways:

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the six months ended November 28, 2004, approximately 37% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the six months ended November 28, 2004, sales to our top five customers accounted for approximately 45% of our revenues, with our largest customers, Costco Wholesale Corp. and Pomina Enterprise Co. LTD, accounting for approximately 14% and 10% of our revenues, respectively. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 23% of our common stock (including options exercisable within 60 days).  Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval.  This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders.  In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by fiscal year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of November 28, 2004.

	Remainder of 2005	2006	2007	2008	2009	There- after	Total
Liabilities (in 000’s)
Lines of Credit	$4,192	$—	$—	$—	$—	$—	$4,192
Avg. Int. Rate	5.22%						5.22%

Long term debt, including current portion
Fixed Rate	$1,510	$558	$551	$292	$144	$1,544	$4,599
Avg. Int. Rate	6.59%	4.73%	4.54%	4.34%	4.24%	4.29%	5.62%

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

Pursuant to a Stock Purchase Agreement dated September 3, 2004, the Company and Chiquita Brands International, Inc. on October 14, 2004, completed a financing pursuant to which the Company raised net proceeds of approximately $3.5 million in a private placement of 486,111 shares of Common Stock at a price of $7.20 per share (the “Financing”).  The Company intends to use the proceeds for working capital purposes.

The issuance of securities in this Item 2 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the  Act as a transaction by an issuer not involving any public offering.  The recipient of the securities in such transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and also that it is an “accredited investor” with the meaning of Rule 501(a) of Regulation D under the Act. Appropriate legends were affixed to the securities issued in such transaction.  The recipient was given adequate access to information about the Company.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on September 30, 2004 the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Withheld

1.

Four Class 1 directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:

Frederick Frank	16,494,223	260,518
Stephen E. Halprin	16,452,562	302,179
Richard S. Schneider, Ph.D.	16,480,648	274,093
Kenneth E. Jones	16,518,648	236,093

The Class II directors were not up for election at the Annual Meeting. The five current Class II directors, Gary T. Steele, Kirby L. Cramer, Duke Bristow, Robert Tobin and Nicholas Tompkins will serve as Class II directors until the next Annual Meeting, when their successors will be elected and qualified.

		Voted For	Voted Against	Abstain

2.	To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2005 fiscal year.	16,549,456	184,650	20,635

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Exhibit Title:

10.1+	Bonus Incentive Plan for Fiscal Year 2005

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

		By:	/s/ Gregory S. Skinner
Gregory S. Skinner

Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 7, 2005