Form 10-Q
period 2005-02-27
LANDEC CORP \CA\
filed 2005-04-04
CIK 1005286

This document consists of 34 pages, of which this is page number 1.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 27, 2005, or

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

Yes  ☒     No  ☐

As of March 23, 2005, there were 24,020,986 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 27, 2005

INDEX

Facing sheet

Index

Part I.	Financial Information

Item 1.	a)	Consolidated Balance Sheets as of February 27, 2005 and May 30, 2004

	b)	Consolidated Statements of Operations for the Three Months and Nine Months Ended February 27, 2005 and February 29, 2004

	c)	Consolidated Statements of Cash Flows for the Nine Months Ended February 27, 2005 and February 29, 2004

	d)	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 27, 2005	May 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,899	$6,458
Accounts receivable, less allowance for doubtful accounts of $246 and $265 at February 27, 2005 and May 30, 2004	11,330	14,851
Accounts receivable, related party	327	498
Inventory	14,407	11,227
Notes and advances receivable	746	1,144
Notes receivable, related party	118	306
Prepaid expenses and other current assets	1,971	1,527
Total Current Assets	43,798	36,011

Property and equipment, net	18,537	18,341
Goodwill, net	25,987	25,987
Trademarks and other intangible, net	11,628	11,737
Notes receivable	765	605
Notes receivable, related party	35	96
Other assets	282	230
Total Assets	$101,032	$93,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	11,223	$14,960
Related party payables	338	430
Accrued compensation	1,547	1,570
Other accrued liabilities	2,969	2,506
Deferred revenue	11,646	807
Lines of credit	857	5,317
Current maturities of long term debt	557	1,505
Total Current Liabilities	29,137	27,095

Long term debt, less current maturities	2,671	2,174
Other liabilities	572	637
Minority interest	1,346	1,552

Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,020,986 and 23,182,020 shares issued and outstanding at February 27, 2005 and May 30, 2004, respectively	121,805	116,841
Accumulated deficit	(54,499)	(55,292)
Total Shareholders’ Equity	67,306	61,549
Total Liabilities and Shareholders’ Equity	$101,032	$93,007

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27, 2005	February 29, 2004	February 27, 2005	February 29, 2004
Revenues:
Product sales	$50,605	$47,626	$145,858	$128,442
Services revenue	—	—	—	2,083
Services revenue, related party	754	815	2,792	2,641
License fees	22	22	66	66
Research, development and royalty revenues	96	63	159	240
Royalty revenues, related party	54	62	182	184
Total revenues	51,531	48,588	149,057	133,656

Cost of revenue:
Cost of product sales	40,678	39,292	121,914	108,695
Cost of product sales, related party	1,176	1,342	4,571	3,627
Cost of services revenue	379	506	1,538	2,775
Total cost of revenue	42,233	41,140	128,023	115,097

Gross profit	9,298	7,448	21,034	18,559

Operating costs and expenses:
Research and development	705	881	2,195	2,799
Selling, general and administrative	6,158	5,631	17,478	16,335
Total operating costs and expenses	6,863	6,512	19,673	19,134
Operating income (loss)	2,435	936	1,361	(575)

Interest income	88	42	107	134
Interest expense	(127)	(162)	(332)	(695)
Other expense	(103)	(91)	(343)	(346)
Net income (loss)	2,293	725	793	(1,482)
Dividends on Series B preferred stock	—	(117)	—	(345)

Net income (loss) applicable to common shareholders	$2,293	$608	$793	$(1,827)

Basic net income (loss) per share	$0.10	$0.03	$0.03	$(0.09)

Diluted net income (loss) per share	$0.09	$0.03	$0.02	$(0.09)

Shares used in per share computation:
Basic	23,990	21,321	23,594	21,250
Diluted	24,928	24,034	24,492	21,250

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	February 27, 2005	February 29, 2004
Cash flows from operating activities:
Net income (loss)	$793	$(1,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,723	2,689
Write down of goodwill	—	120
Loss on disposal of property and equipment	213	—
Minority interest	344	404
Changes in current assets and liabilities:
Accounts receivable, net	3,692	5,613
Inventory	(3,180)	(5,191)
Issuance of notes and advances receivable	(231)	(536)
Collection of notes and advances receivable	783	2,084
Prepaid expenses and other current assets	(444)	(310)
Accounts payable	(3,737)	(2,651)
Grower payables	—	(3,234)
Related party payables	(92)	(196)
Accrued compensation	(23)	(230)
Other accrued liabilities	463	(1,496)
Deferred revenue	10,774	10,818
Net cash provided by operating activities	12,078	6,402

Cash flows from investing activities:
Purchases of property and equipment	(3,050)	(2,776)
Net change in other assets	—	(30)
Proceeds from the sale of property and equipment	22	—
Change in restricted cash	—	2,007
Issuance of notes and advances receivable	(453)	—
Collection of notes and advances receivable	388	275
Net cash used in investing activities	(3,093)	(524)

Cash flows from financing activities:
Proceeds from sale of common stock	4,964	464
Net change in other assets	(47)	(330)
Borrowings on lines of credit	59,441	95,890
Payments on lines of credit	(63,901)	(96,855)
Payments on long term debt	(1,651)	(2,344)
Proceeds from issuance of long term debt	1,200	—
Distributions to minority interest	(550)	(154)
Net cash used in financing activities	(544)	(3,329)

Net increase in cash and cash equivalents	8,441	2,549
Cash and cash equivalents at beginning of period	6,458	3,699
Cash and cash equivalents at end of period	$14,899	$6,248
Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$425	$239
Purchase of asset for a liability	$813	$—
Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$—	$345

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 27, 2005 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

The results of operations for the three and nine months ended February 27, 2005 are not necessarily indicative of the results that may be expected for an entire fiscal year.  For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).  In addition, Landec Ag purchases corn seed and collects cash deposits from farmers in advance of shipping the corn during the Company’s third and fourth quarters.  The increased levels of inventory and deferred revenue at February 27, 2005 compared to May 30, 2004 reflect the seasonal nature of Landec Ag’s seed business.  In February 2003, the Company changed its fiscal year end from a fiscal year including 52 or 53 weeks that ended on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May.

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

For instance, the carrying value of notes and advances receivable, as well as advances for crops, are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops.  The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance or note receivable.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.  The amendment requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  The amendment is effective for the Company in the second quarter of fiscal year 2006.  The Company intends to continue to grant stock-based compensation to employees, and the adoption of the new standard may have a material impact on the future results of operations.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.                            Purchase and Sale of Fruit Land

On January 14, 2005, the Company entered into an agreement to purchase approximately 160 acres of fruit land from an individual for $812,500 which is included in accrued liabilities in the accompanying balance sheet.  This amount was paid to the seller through the funding of an escrow account on March 23, 2005.  In a separate unrelated transaction, on January 31, 2005, the Company sold approximately 45 acres of grape land to an individual for $452,500.  The Company received $28,000 in cash and notes receivable for $424,500, $56,000 of which is due by December 31, 2005 and the remainder to be paid from net profits from the sale of the grapes with a final payment due on December 31, 2009.  Interest accrues at the prime rate and is payable quarterly.  The gain on the sale of the grape land of approximately $85,000 has been deferred and will be recognized based upon the receipt of cash payments on notes receivable.

3.                            Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months Ended February 27, 2005	Three Months Ended February 29, 2004	Nine Months Ended February 27, 2005
Numerator:
Net income	$2,293	$725	$793
Less: Minority interest in income of subsidiary	(127)	(98)	(211)
Net income for diluted net income per share	$2,166	$627	$582

Denominator:
Weighted average shares for basic net income per share	23,990	21,321	23,594
Effect of dilutive securities:
Stock Options	938	963	898
Convertible preferred stock	—	1,750	—
Total dilutive common shares	938	2,713	898
Weighted average shares for diluted net income per share	24,928	24,034	24,492

Diluted net income per share	$0.09	$0.03	$0.02

Options to purchase 552,812 and 278,165 shares of Common Stock at a weighted average exercise price of $6.90 and $6.77 per share were outstanding during the three months ended February 27, 2005 and February 29, 2004, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

Options to purchase 2,564,247 shares of Common Stock at a weighted average exercise price of $5.63 per share were outstanding during the nine months ended February 27, 2005 but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

For the nine months ended February 29, 2004, the computation of the diluted net loss per share excludes the impact of options to purchase  468,377 shares of Common Stock and the conversion of the Convertible Preferred Stock which was convertible into 1.7 million shares of Common Stock at February 29, 2004, as such impacts would be antidilutive for this period.

4.                            Exit of Domestic Commodity Vegetable Business

Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  One of the owners of Apio Fresh is the Apio CEO (see Note 10). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months.  In addition, Apio is providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000.  In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee per carton sold for the use of Apio’s brand names. Apio Fresh and its owner growers also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business.  As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $120,000 allocable to this business.

5.                            Licensing Agreement

On September 3, 2004, the Company entered into a multi-year joint technology and licensing agreement with Chiquita Brands International, Inc. (“Chiquita”) to provide Landec’s Intelimer packaging technology for Chiquita bananas.  The Company expects to start selling its technology products to Chiquita during the fourth quarter of fiscal year 2005.  The revenues from this agreement are not expected to be material in the current fiscal year. In addition, the two companies entered into a stock purchase agreement, whereby the Company sold to Chiquita 486,111 shares of Landec Common Stock on October 14, 2004 for $3.5 million in cash.

6.                            Stock-Based Compensation

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

Pro forma information regarding net income and net income per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.60% to 3.76% for the three months ended February 27, 2005, 3.07% to 3.27% for the three months February 29, 2004; 3.35% to 3.93% for the nine months ended February 27, 2005, and 2.27% to 3.37% for the nine months ended February 29, 2004; a dividend yield of 0.0% for the three and nine months ended February 27, 2005 and February 29, 2004; a volatility factor of the expected market price of the Company’s common stock of 0.59 and 0.72 as of February 27, 2005 and February 29, 2004, respectively; and a weighted average expected life of the options of 4.39 years and 4.99 years for the three and nine months ended February 27, 2005 and February 29, 2004, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	February 27, 2005	February 29, 2004	February 27, 2005	February 29, 2004
Net income (loss)	$2,293	$725	$793	$(1,482)
Deduct:
Stock-based employee expense determined under SFAS 123	(222)	(165)	(849)	(732)
Pro forma net income (loss)	$2,071	$560	$(56)	$(2,214)

Basic net income (loss) per share – as reported	$0.10	$0.03	$0.03	$(0.09)
Diluted net income (loss) per share – as reported	$0.09	$0.03	$0.02	$(0.09)

Basic pro forma net income (loss) per share	$0.09	$0.03	$(0.0)	$(0.10)
Diluted pro forma net income (loss) per share	$0.08	$0.02	$(0.0)	$(0.10)

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

7.                            Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually.  During the nine months ended February 27, 2005, the Company completed its third annual impairment review.  The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value.  The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets.  The discount rate used was based on the risks associated with the reporting entities.  The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of February 27, 2005.

8.                            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 27, 2005	May 30, 2004
Finished goods	$9,891	$7,350
Raw material	4,469	3,805
Work in process	47	72
Total	$14,407	$11,227

9.                            Debt

On September 1, 2004, Apio entered into a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the prior equipment line of credit (collectively the “Loan Agreement”) with Wells Fargo Bank N.A . Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (4.87% at February 27, 2005).  The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests, including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  The Loan Agreement also affects the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.  Concurrently with entering into this agreement with Wells Fargo Bank, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit, Inc.  At February 27, 2005, no amounts were outstanding under the revolving line of credit and $857,000 was outstanding under the equipment line of credit.  Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.

10.                     Related Party

Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Apio Fresh for sale to third parties.  Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of February 27, 2005 and May 30, 2004 and for the three and nine months ended February 27, 2005 and February 29, 2004.

Apio leases, for approximately $1.0 million on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.  For the three and nine months ended February 27, 2005 the Company subleased all of the land leased from the Apio CEO and received sublease income of $255,000 and $739,000, respectively, which is equal to the amount the Company paid to lease that land for such periods.

Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003 (see Note 4).  The Apio CEO is a 12.5% owner in Apio Fresh.  During the three and nine months ended February 27, 2005, the Company recognized revenues of $22,000 and $228,000 respectively, from the sale of products to Apio Fresh and royalty revenue of $54,000 and $182,000 respectively, from the use by Apio Fresh of Apio’s trademarks.  The related accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of February 27, 2005 and May 30, 2004.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest.  Included in the minority interest liability as of February 27, 2005 and May 30, 2004 is $195,000 and $214,000, respectively, owed to the Apio CEO.

All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

11.                     Comprehensive Income / Loss

The comprehensive loss of Landec is the same as the net loss.

12.                     Shareholders’ Equity

During the three and nine months ended February 27, 2005, 115,466 and 335,868 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans.  In addition, the Company sold to Chiquita 486,111 shares of Landec Common Stock on October 14, 2004 for $3.5 million in cash (see Note 5).

13.                     Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based specialty packaging for the retail grocery, club store and food services industry.  In June 2003, the Company exited the selling of domestic commodity vegetable products (see Note 4).  The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is developing seed coatings using Landec’s proprietary Intelimer polymers.  The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment.  Corporate and other amounts include non-core operating activities and corporate operating costs.  All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):

	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Three months ended February 27, 2005
Net revenues	$41,650	$9,722	$159	$51,531
International sales	$5,943	$—	$—	$5,943
Gross profit	$5,300	$3,859	$139	$9,298
Net income	$1,170	$978	$145	$2,293
Interest expense	$90	$37	$—	$127
Interest income	$62	$12	$14	$88
Depreciation and amortization	$809	$119	$27	$955

Three months ended February 29, 2004
Net revenues	$39,614	$8,857	$117	$48,588
International sales	$8,238	$—	$—	$8,238
Gross profit	$3,671	$3,670	$107	$7,448
Net income (loss)	$(550)	$1,245	$30	$725
Interest expense	$137	$25	$—	$162
Interest income	$39	$2	$1	$42
Depreciation and amortization	$697	$124	$47	$868

Nine months ended February 27, 2005
Net revenues	$138,920	$9,827	$310	$149,057
International sales	$42,126	$—	$—	$42,126
Gross profit	$16,820	$3,955	$259	$21,034
Net income (loss)	$3,978	$(3,376)	$191	$793
Interest expense	$223	$109	$—	$332
Interest income	$76	$14	$17	$107
Depreciation and amortization	$2,294	$351	$78	$2,723

Nine months ended February 29, 2004
Net revenues	$124,277	$9,003	$376	$133,656
International sales	$36,737	$—	$—	$36,737
Gross profit	$14,501	$3,718	$340	$18,559
Net income (loss)	$1,554	$(3,068)	$32	$(1,482)
Interest expense	$567	$128	$—	$695
Interest income	$125	$6	$3	$134
Depreciation and amortization	$2,190	$356	$143	$2,689

During the nine months ended February 27, 2005 and February 29, 2004, sales to the Company’s top five customers accounted for approximately 41% and 42%, respectively, of revenues, with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 15% and 12%, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.  Virtually all of the Company’s international sales are to Asia.

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

Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 13).

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

Landec has been unprofitable during each fiscal year since its inception, except for the fiscal year ended May 30, 2004, and the seven-month period ended May 25, 2003, and may incur additional losses in the future.  The amount of future net profits, if any, is uncertain and there can be no assurance that Landec will remain consistently profitable.  From inception through February 27, 2005, Landec’s accumulated deficit was $54.5 million.

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

Food Products Technology Business

The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry.  Our proprietary packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products.  In December 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes products to the top U.S. retail grocery chains and major club stores and, has recently begun expanding its product offerings to the foodservice industry.  Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of domestic commodity vegetable produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary packaging. Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”).  Apio Fresh is owned by a group of entities and persons that supply produce to Apio.  The Apio CEO is a 12.5% owner in Apio Fresh.  The fresh-cut value-added produce processing business sells a variety of fresh-cut vegetables to the top retail grocery chains and club stores.  During the twelve months ended May 30, 2004, Apio shipped more than 17 million cartons of produce to over 700 customers including leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/27/05	Three months ended 2/29/04	Change	Nine months ended 2/27/05	Nine months ended 2/29/04	Change
Apio Value Added	$33,223	$28,604	16%	$86,409	$73,717	17%
Apio Trading	7,673	9,746	(21)%	49,719	44,443	12%
Apio Bananas	—	449	N/M	—	1,393	N/M
Apio Service	754	815	(7)%	2,792	4,724	(41)%
Total Apio	41,650	39,614	5%	138,920	124,277	12%
Landec Ag	9,722	8,857	10%	9,827	9,003	9%
Corporate	159	117	36%	310	376	(18)%
Total Revenues	51,531	48,588	6%	149,057	133,656	12%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold primarily under Apio’s Eat Smart brand and the Dole brand.

The increase in Apio’s value-added revenues for the three and nine months ended February 27, 2005 compared to the same periods last year is primarily due to increased product offerings and increased sales to existing customers.  Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 8% and 12%, respectively, during the three and nine months ended February 27, 2005 compared to the same periods last year.  In addition, sales of Apio’s value-added vegetable tray products grew 46% and 72%, respectively, during the three and nine months ended February 27, 2005 compared to the same periods last year.  Overall value-added unit sales volume increased 11% during the third quarter of fiscal year 2005 compared to the same period last year and 12% for the nine months ended February 27, 2005 compared to the same period of the prior year.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.

 The decrease in revenues in Apio’s trading business for the three months ended February 27, 2005 compared to the same period last year was primarily due to decreased export unit volume of 32% primarily from a shortage of available fruit, primarily apples, to export.  The increase in revenues for the nine months ended February 27, 2005 compared to the same period a year ago was primarily due to an increase in export volumes of 15% through the first six months of fiscal year 2005, coupled with higher prices during that six month period, partially offset by lower volume shipments during the third quarter of fiscal year 2005.

Apio Bananas

Apio banana revenues have historically consisted of revenues generated from the sale of bananas in our proprietary packaging.  During fiscal year 2004, bananas were sold almost exclusively to food service companies.  Future sales from the Company’s banana program will consist of only the Company’s proprietary packaging.

As a result of discontinuing the sale of bananas in our proprietary packaging to focus on selling our proprietary breathable membranes for banana packaging, which is not expected to begin until our fourth fiscal quarter of 2005, there were no revenues in our banana program during the three and nine months ended February 27,

2005 compared to $449,000 and $1.4 million during the three and nine months ended February 29, 2004, respectively.  We do not expect material revenues or gross profits from our banana program in fiscal year 2005.

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

The decrease in service revenues during the three and nine months ended February 27, 2005 compared to the same periods last year is directly attributable to the sale of Apio’s domestic commodity vegetable business.

Landec Ag

Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies.  Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.

The increase in revenues at Landec Ag during the three and nine months ended February 27, 2005 compared to the same periods last year was due to an increase in unit sales of Fielder’s Choice Direct corn during the third quarter of fiscal year 2005.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements. Given the infrequency and unpredictability of the payments that the Company may receive under any of its licensing and research and development arrangements, the Company is unable to disclose its expectations in advance of entering into such arrangements.

The decrease in Corporate revenues for the three and nine months ended February 27, 2005 compared to the same periods of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 2/27/05	Three months ended 2/29/04	Change	Nine months ended 2/27/05	Nine months ended 2/29/04	Change
Apio Value Added	4,505	3,151	43%	12,864	10,977	17%
Apio Trading	419	448	(6)%	2,702	2,282	18%
Apio Bananas	—	(237)	N/M	—	(707)	N/M
Apio Service	375	309	21%	1,254	1,949	36%
Total Apio	5,299	3,671	44%	16,820	14,501	16%
Landec Ag	3,859	3,670	5%	3,955	3,718	6%
Corporate	140	107	31%	259	340	(24)%
Total Gross Profit	9,298	7,448	25%	21,034	18,559	13%

 General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, direct labor, overhead, including indirect labor, depreciation and facility-related costs and shipping and shipping-related costs), volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The following discussion surrounding gross profits includes management’s best understanding of the reasons for the changes for the three months and nine months ended February 27, 2005 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three months ended February 27, 2005 compared to the same period last year was due to (1) the increase in value-added sales which increased 16% for the quarter, (2) more favorable produce sourcing during this year’s third quarter compared to last year’s third quarter which increased gross profits approximately $700,000 and (3) product mix changes to higher margin products which increased gross profits during the quarter by approximately $200,000.

The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the nine months ended February 27, 2005 compared to the same period last year was due to (1) the increase in value-added sales which increased 17% for the period and (2) product mix changes to higher margin products which increased gross profits during the period by approximately $500,000.  The increase in gross profits for the first nine months of fiscal year 2005 was partially offset by inventory write-offs of approximately $300,000 during the first fiscal quarter in preparation for new product introductions.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.  The decrease in gross profits during the three months ended February 27, 2005 compared to the same period last year was due to a 21% decrease in trading revenues partially offset by higher sales prices due to the shortage of certain export produce products.  The increase in gross profits during the nine months ended February 27, 2005 compared to the same period last year was primarily due to a 12% increase in trading revenues, coupled with higher sales prices.

Apio Service

The decrease in Apio’s service gross profits during the three and nine months ended February 27, 2005 compared to the same periods last year was directly attributable to the sale of Apio’s domestic commodity vegetable business.

Landec Ag

The increase in gross profits for Landec Ag for the three and nine months ended February 27, 2005 compared to the same periods last year was due to the increased sales of higher margin corn hybrids, which was partially offset by higher royalty and seed treatment fees associated with these higher margin corn hybrids, resulting in lower gross profits as a percentage of sales as compared to the same periods last year.

Apio Bananas and Corporate

The change in gross profits for Apio Bananas and Corporate for the three and nine months ended February 27, 2005 compared to the same periods last year was not significant.

Operating Expenses (in thousands):

	Three months ended 2/27/05	Three months ended 2/29/04	Change	Nine months ended 2/27/05	Nine months ended 2/29/04	Change
Research and Development:
Apio	230	297	(23)%	773	1,018	(24)%
Landec Ag	194	268	(28)%	613	814	(25)%
Corporate	281	316	(11)%	809	967	(16)%
Total R&D	705	881	(20)%	2,195	2,799	(22)%

Selling, General and Administrative:
Apio	3,039	3,170	(4)%	9,537	9,432	1%
Landec Ag	2,350	1,806	30%	5,719	4,878	17%
Corporate	769	655	17%	2,222	2,025	10%
Total S,G&A	6,158	5,631	9%	17,478	16,335	7%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives.  Research and developments efforts at Apio are focused on the Company’s proprietary breathable membranes used for packaging produce, with recent focus on extending the shelf life of bananas.  At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed.  At Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

The decrease in research and development expenses for the three months and nine months ended February 27, 2005 compared to the same periods last year was primarily due to lower research and development expenses associated with the Company’s non-banana related programs at Apio and greater emphasis at Apio and Landec Ag on sales and marketing versus research and development.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three months and nine months ended February 27, 2005 compared to the same periods last year was primarily due to an increase in sales and marketing expenses at both Apio and Landec Ag in order to generate increases in revenue and from increased accounting and legal expenses at Corporate associated with Sarbanes/Oxley compliance.

Other (in thousands):

	Three months ended 2/27/05	Three months ended 2/29/04	Change	Nine months ended 2/27/05	Nine months ended 2/29/04	Change
Interest Income	88	42	110%	107	134	(20)%
Interest Expense	(127)	(162)	(22)%	(332)	(695)	(52)%
Other Expense	(103)	(91)	13%	(343)	(346)	(1)%
Total Other	(142)	(211)	(33)%	(568)	(907)	(37)%

Interest Income

The increase in interest income for the three months ended February 27, 2005 compared to the same periods last year was due to the increase in cash available to invest.  The decrease in interest income for the nine months ended February 27, 2005 compared to the same period a year ago was due to a reduction in interest bearing notes receivable at Apio partially offset by interest earned from cash invested in one-to-three month liquid instruments.

Interest Expense

The decrease in interest expense during the three and nine months ended February 27, 2005 compared to the same periods last year was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

Other Expense

Other consists of the minority interest expense associated with the limited partners equity interest in the net income of Apio Cooling, LP and non operating income and expenses such as the gain or loss on the sale of assets.

The change in other expense for the three and nine months ended February 27, 2005 compared to the same periods last year was not material to the consolidated net operating results of Landec.

Liquidity and Capital Resources

As of February 27, 2005, the Company had cash and cash equivalents of $14.9 million, a net increase of $8.4 million from $6.5 million at May 30, 2004.

Cash Flow from Operating Activities

Landec generated $12.1 million of cash flow in operating activities during the nine months ended February 27, 2005 compared to $6.4 million for the nine months ended February 27, 2004.  The primary sources of cash during the nine months ended February 27, 2005 were from (1) net income and non-cash items, such as depreciation, of $4.0 million, (2) net collection of accounts receivable of $3.7 million and (3) an increase in deferred revenue of $10.8 million as a result of cash deposits for seed corn to be shipped during our fourth fiscal quarter of 2005.  The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of $3.7 million and a net decrease in accounts payable of $3.7 million.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 27, 2005 was $3.1 million compared to $524,000 for the same period last year.  The primary uses of cash for investing activities during the first nine months of fiscal year 2005 were for the purchase of $3.1 million of property and equipment primarily for the further automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 27, 2005 was $544,000 compared to $3.3 million for the same period last year.  The cash used in financing activities during the first nine months of fiscal year 2005 was primarily from the repayment of $4.9 million of debt, partially offset by the sale of $5.0 million of Landec Common Stock, of which $3.5 million was sold to Chiquita and the remainder was issued from the exercise of stock options.

Capital Expenditures

During the nine months ended February 27, 2005, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business.  These expenditures represented the majority of the $3.1 million of equipment purchased.

Debt

On September 1, 2004, Apio entered into a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the prior equipment line of credit (collectively the “Loan Agreement”) with Wells Fargo Bank N.A.  Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (4.87% at February 27, 2005).  The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests, including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  The Loan Agreement also affects the ability of Landec to receive payments on debt owed by Apio to Landec.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo Bank.  Concurrently with entering into this agreement with Wells Fargo Bank, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit, Inc.  At February 27, 2005, no amounts were outstanding under the revolving line of credit and $857,000 was outstanding under the equipment line of credit.  Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.

Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels.  The interest rate on the revolving line of credit is the prime rate plus 0.375%.  The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec.  Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit.  At February 27, 2005, no amounts were outstanding under Landec Ag’s revolving line of credit. Landec Ag has been in compliance with all loan covenants since the inception of this loan.

At February 27, 2005, Landec’s total debt, including current maturities, was $4.1 million and the total debt to equity ratio was 6% compared to 15% at May 30, 2004.  Of this debt, approximately $857,000 was comprised of lines of credit and approximately $3.2 million was comprised of term debt, $2.1 million of which is mortgage debt on Apio’s manufacturing facilities.  The amount of debt outstanding on Landec’s revolving lines of credit fluctuates over time.  Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

Contractual Obligation

The Company’s material contractual obligations for the next five years and thereafter as of February 27, 2005, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Lines of Credit	$857	$857	$—	$—	$—	$—	$—
Long-term Debt	3,228	138	554	548	289	141	1,558
Operating Leases	1,754	168	622	459	331	174	—
Licensing Obligation	700	—	100	100	100	100	300
Interest Expense	994	265	157	125	96	81	270
Purchase Commitments	1166	350	816
Total	$8,699	$1,778	$2,249	$1,232	$816	$496	$2,128

Interest expense was determined based on the assumption that the Company’s lines of credit will have an average daily outstanding balance of $2 million at an annual interest rate of 5% for all periods presented.  The interest expense on long term notes and lease obligations is based on the payment schedules and interest rates from the relevant agreements.

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

We Have a History of Losses Which May Continue

We have incurred net losses in each fiscal year since our inception, except for the fiscal year ended May 30, 2004 and the seven-month period ended May 25, 2003.  Our accumulated deficit as of February 27, 2005 totaled $54.5 million.  We may incur additional losses in the future.  The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future.  Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters).  In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2003, January 2004 and March 2005 due to a shortage of essential value-added produce items which had to be purchased at inflated prices on the open market.  Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers.  Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets.  Excess supplies can cause intense price competition.  Other factors that affect our food and/or agricultural operations include:

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

Our Operations Are Subject to Regulations that Directly Impact Our Business

Our food packaging products are subject to regulation under the Food, Drug and Cosmetic Act (the “FDC Act”).  Under the FDC Act, any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe.  We believe that food packaging materials are generally not considered food additives by the FDA because these products are not expected to become components of food under their expected conditions of use.  We consider our breathable membrane product to be a food packaging material not subject to regulation or approval by the FDA.  We have not received any communication from the FDA concerning our breathable membrane product.  If the FDA were to determine that our breathable membrane products are food additives, we may be required to submit a food additive petition for approval by the FDA.  The food additive petition process is lengthy, expensive and uncertain.  A determination by the FDA that a food additive petition is necessary would have a material adverse effect on our business, operating results and financial condition.

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

We Depend on Strategic Partners and Licenses for Future Development

Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products.  Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control.  Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements.  Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under the agreements.  Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, we may not receive any royalties on future sales of PORT™ products because we have no control over commercializing the product or generating revenue from the sales of those products.  Our partners may pursue existing or alternative technologies in preference to our technology.  Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine months ended February 27, 2005, approximately 28% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the nine months ended February 27, 2005, sales to our top five customers accounted for approximately 41% of our revenues, with our largest customer, Costco Wholesale Corp. accounting for approximately 15% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are often sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

We Have Violated Restrictions in Our Loan Agreements and May Have to Pursue New Financings if We Are Unable to Comply with These Provisions in the Future

Apio is subject to various financial and operating covenants under the Well Fargo Bank lines of credit, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. The Wells Fargo Bank agreement limits the ability of Apio to make cash payments to Landec.  On April 27, 2003, Apio was in technical violation of the minimum net worth covenant under a previous line of credit with Bank of America, which violation was subsequently waived by Bank of America.  If we violate any obligations under the lines of credit in the future, we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under our lines.  If the indebtedness due under the lines were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  The table presents principal amounts and related weighted average interest rates by fiscal year of expected maturity for the Company’s debt obligations.  The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of February 27, 2005.

	Remainder of 2005	2006	2007	2008	2009	There-after	Total
Liabilities (in 000’s)
Lines of Credit	$857	$—	$—	$—	$—	$—	$857
Avg. Int. Rate	5.50%						5.50%

Long term debt, including current portion
Fixed Rate	$138	$554	$548	$289	$141	$1,558	$3,228
Avg. Int. Rate	5.11%	5.08%	4.94%	4.82%	4.75%	4.79%	5.67%

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

LANDEC CORPORATION

		By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 4, 2005