Form 10-K
period 2005-05-29
LANDEC CORP \CA\
filed 2005-08-02
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 29, 2005,

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
Common Stock
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $107,356,000 as of November 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of July 14, 2005, there were 24,116,228 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement relating to its October 2005 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results” and the risk factors contained in Item 1 below.
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
      The principal products and services offered by the Company in its two core businesses — Food Products Technology and Agricultural Seed Technology — and in the Technology Licensing/ Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2002, 2004 and 2005 and for the seven months ended May 25, 2003 is summarized in Note 14 to the Consolidated Financial Statements.
      Landec’s Food Products Technology business, operated through its subsidiary Apio, Inc., combines Landec’s proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in December 1999 when the Company acquired Apio, Inc. and certain related entities (collectively “Apio”).
      Landec’s Agricultural Seed Technology business, operated through its subsidiary Landec Ag, Inc. (“Landec Ag”), combines Landec’s proprietary Intellicoat® seed coating technology with its unique direct marketing and consultative selling capabilities which it obtained with its acquisition of Fielder’s Choice Direct (“Fielder’s Choice”), a direct marketer of hybrid seed corn, in September 1997.
      In addition to its two core businesses, the Company also operates a Technology Licensing/ Research and Development business that licenses products outside of Landec’s core businesses to industry leaders such as Alcon, Inc. (“Alcon”) and UCB Chemicals, a subsidiary of UCB S.A. of Belgium (“UCB”). The Company also engages in research and development activities and supplies products to companies such as L’Oreal of Paris. For segment disclosure purposes, the Technology Licensing/ Research and Development business is included in Corporate and Other (in Note 14 to the Consolidated Financial Statements).
      To remain focused on its core businesses, in October 2002, the Company sold Dock Resins Corporation (“Dock Resins”), its specialty chemical subsidiary. The Company made the decision to sell Dock Resins in order to strengthen its balance sheet by reducing debt and other liabilities. As a result of the sale of Dock Resins, the financial results of Dock Resins have been reclassified to discontinued operations for all applicable years. Unless otherwise specified, the information and descriptions provided in this report relate only to the continuing operations of the Company.
      In June 2003, the Company sold assets associated with its former domestic commodity vegetable business in order to focus on Apio’s growing value-added specialty packaging and export businesses.

      The Company’s core polymer products are based on its patented proprietary Intelimer® polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company’s target markets.
      The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on the Nasdaq National Market under the symbol “LNDC”.
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
      Landec’s Intelimer polymers are a proprietary class of synthetic polymeric materials that respond to temperature changes in a controllable, predictable way. Typically, polymers gradually change in adhesion, permeability and viscosity over broad temperature ranges. Landec’s Intelimer materials, in contrast, can be designed to exhibit abrupt changes in permeability, adhesion and/or viscosity over temperature ranges as narrow as 1°C to 2°C. These changes can be designed to occur at relatively low temperatures (0°C to 100°C) that are relatively easy to maintain in industrial and commercial environments. Figure 1 illustrates the effect of temperature on Intelimer materials as compared to typical polymers.
      Landec’s proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the controlled use of hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer’s side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process is repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0°C to 100°C by varying the length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in Figure 2 below.
      Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950’s. These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective, and, to the Company’s knowledge, no significant commercial applications were pursued. In the mid-1980’s, Dr. Ray Stewart, the Company’s founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as drugs and pesticides. After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers. After several years of basic research, commercial development efforts began in the early 1990’s, resulting in initial products in mid-1994.
      Landec’s Intelimer materials are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as coconut and palm oils, that are highly purified and designed to be manufactured economically through known synthetic processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthetic process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.
Description of Core Business
      The Company participates in two core business segments — Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec will license technology and conduct ongoing research and development and supply materials through its Technology Licensing/ Research and Development Business.

Food Products Technology Business
      The Company began marketing, in early fiscal year 1996, its proprietary Intelimer-based BreatheWaytm breathable membranes for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec’s proprietary BreatheWay packaging technology when combined with produce that is processed by washing and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle. This is referred to as “value-added” products. In December 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to specialty packaged produce products, utilizes state-of-the-art fresh-cut produce processing technology and distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

The Technology and Market Opportunity: Proprietary Intelimer Packaging Technology
      Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and are therefore limited in their ability to be distributed broadly to markets. The Company’s proprietary BreatheWay packaging technology extends the shelf life and quality of fresh-cut and whole produce.
      Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. According to the International Fresh-Cut Produce Association (“IFPA”), in 2004, the total U.S. fresh produce market was estimated to be between $100 to $120 billion. Of this, U.S. retail sales of fresh-cut produce were estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the IFPA, the fresh-cut produce market is one of the highest growth areas in retail grocery stores. And according to the Produce Marketing Association the fresh-cut produce category is growing at double digit rates while total produce is only growing at 2% to 3% per year.
      Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due primarily to limitations in film and plastic tray materials used to package fresh-cut produce. After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and, in some cases, promote the growth of microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged. Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruit, has low respiration requirements.
      The respiration rate of produce varies from vegetable-to-vegetable and from fruit-to-fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive vegetable and fruit markets. The Company believes that today’s conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruit evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruit such as broccoli, cauliflower, asparagus, papayas, bananas and berries will require a more versatile and sophisticated packaging solution for which the Company’s BreatheWay packaging technology was developed.
      The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, and loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce — a challenge few current packaging films can fulfill. The Company believes that its temperature-responsive BreatheWay packaging technology is well suited to the challenges of the produce distribution process.
      Using its Intelimer polymer technology, Landec has developed packaging technology that it believes addresses many of the shortcomings of conventional packaging materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

•	High Permeability. Landec’s BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce.

•	Ability to Adjust Oxygen and Carbon Dioxide Permeability. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce.

•	Temperature Responsiveness. Landec has developed breathable membranes that can be designed to increase or decrease permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline. The temperature responsiveness of these membranes allows ice to be removed from the distribution system which results in numerous benefits. These benefits include (1) a substantial decrease in freight cost, (2) reduced risk of contaminated produce because ice can be a carrier of micro organisms, (3) the elimination of expensive waxed cartons that cannot be recycled, and (4) the potential decrease in work related accidents due to melted ice.
      Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience of fresh-cut produce. This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities. The Company believes that in the future its BreatheWay packaging technology will be useful for packaging a diverse variety of fresh-cut and whole produce products. Potential opportunities for using Landec’s technology outside of the produce market exist in cut flowers and in other food products.
      Landec is working with leaders in the club store, retail grocery chain and foodservice markets. The Company believes it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.
      Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers and markets and sells BreatheWay packaging directly to food distributors.

The Business: Apio, Inc.
      Apio had revenues of approximately $179 million for the fiscal year ended May 29, 2005, $168 million for the fiscal year ended May 30, 2004, $90 million for the seven months ended May 25, 2003 and $161 million for the fiscal year ended October 27, 2002.
      Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses — first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Apio Fresh, LLC (“Apio Fresh”). Apio Fresh is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Apio Fresh will pay Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Apio Fresh and its owner growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added business. The fresh-cut value-added processed products business, developed within the last nine years, markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 29, 2005, Apio shipped more than sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.
      There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on developing its Eat Smart® brand and the Dole® brand for all of its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Landec’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average twelve new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced 16 new products.

      For the past nine years, the Company has marketed its Eat Smart fresh-cut bagged vegetables, trays and iceless products using its BreatheWay packaging technology and has now expanded its technology to include packaging for bananas. In September 2004, Apio entered into an agreement with Chiquita where Apio will supply Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas in selective applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio will provide Chiquita with ongoing research and development, process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.
      For its part, Chiquita provides marketing, distribution and retail sales support for Chiquita bananas sold worldwide in BreatheWay packaging. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.
      The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas will be commercial outlets that normally do not sell bananas because of their short shelf-life — outlets such as quick serve restaurants, convenience stores, drug stores and food service outlets.
      In addition to the introduction of specialty packaging for bananas, the Company is selling its BreatheWay packaging technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns and export cut broccoli crowns.
      The Company’s specialty packaging for case liner products reduces freight expense up to 50% by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits. The Company’s new packaging system can decrease the potential for work-related accidents due to melted ice, eliminate the risk of ice as a carrier of microorganisms that could potentially contaminate produce and eliminate the need for expensive waxed cartons that cannot be recycled.
      Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store. The rectangular tray design is convenient for storage in consumers’ refrigerators and expands the Company’s wide-ranging vegetable tray line.
      In June 2003, the Company commercially launched its new Petite fresh-cut vegetable tray for retail and its new retail mini-tray. Also in June 2003, the Company entered into an exclusive packaging and marketing agreement with Dole Fresh Vegetables, Inc. for Apio to sell and distribute a line of fresh cut produce under the Dole brand in the United States and Canada.
      In fiscal year 2005, sales of the value-added vegetable tray line grew 60%, and according to A.C. Nielsen, for the three months ended March 31, 2005, the Company’s market share for sales of vegetable trays to retail grocery stores in the U.S. was 46%.

Agricultural Seed Technology Business
      Landec Ag’s strategy is to build a vertically integrated seed technology company based on the proprietary Intellicoat seed coating technology and its direct marketing and consultative selling capabilities.

The Technology and Market Opportunity: Intellicoat Seed Coatings
      Landec has developed and, through Landec Ag, is commercially selling its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows. These coatings are being applied to corn and soybean seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 2005 in the United States for corn and soybean seed exceeded 81 million and 73 million, respectively.

      In fiscal year 2000, Landec Ag successfully launched its first commercial product, Pollinator Plus® coatings for inbred corn seed. Landec Ag expanded its sales of inbred corn seed coating products in fiscal year 2005 to regional and national seed companies in the United States. This application is targeted to approximately 650,000 acres in ten states and is now being used by 38 seed companies in the United States. Early Plant corn, perhaps Landec Ag’s largest seed coating opportunity, allows the farmer to plant corn seed 3 to 4 weeks earlier than typically possible due to cold soil temperatures. By allowing the farmer to plant earlier than normal, Early Plant hybrid corn enables large farmers to utilize staff and equipment more efficiently and provide flexibility during the critical planting period. Our Relaytm Cropping System of wheat and Intellicoat coated soybean allows farmers to plant and harvest two crops during the year on the same land, providing significant financial benefit for the farmer.
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
      The Company’s Intellicoat seed coating prevents planted seeds from absorbing water when the ground temperature is below the coating’s pre-set temperature switch. Intellicoat seed coatings are designed to enable coated seeds to be planted early without risk of chilling damage caused by the absorption of water at cold soil temperatures. As spring advances and soil temperatures rise to the pre-determined switch temperature close to where seed germination normally occurs, the polymer’s permeability increases and the coated seeds absorb water and begin to germinate. The Company believes that Intellicoat seed coatings provide the following advantages: a longer planting window, avoidance of chilling injury, more uniform germination and better utilization of equipment and labor. As a result, the Company believes that Intellicoat seed coatings offer the potential for improvements in crop yields and net income to the farmer.

The Business: Landec Ag
      Landec Ag had sales of approximately $25.6 million for the fiscal year ended May 29, 2005, $23.6 million for the fiscal year ended May 30, 2004, $21.0 million for the seven months ended May 25, 2003 and $19.4 million for the fiscal year ended October 27, 2002.
      Based in Monticello, Indiana, Landec Ag sells a comprehensive line of hybrid seed corn to more than 12,000 farmers in over forty states through direct marketing programs. The success of Landec Ag comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. The Company believes that this direct channel of distribution provides up to a 35% cost advantage to its customers.
      In order to support its direct marketing programs, Landec Ag has developed a proprietary direct marketing, and consultative selling information technology that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 104,000 farmers.
      The acquisition of Fielder’s Choice in 1997 by Landec Ag was strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of coating technology and a direct channel of distribution, telephonic and electronic commerce capabilities will enable Landec Ag to more quickly achieve meaningful market penetration.

Technology Licensing/ Research and Development Businesses
      The Company believes its technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in its core businesses. For example, Landec’s core patented Intelimer materials technology, can be used to trigger release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, the Company has entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields. However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

Industrial Materials and Adhesives
      Landec’s industrial product development strategy is to focus on coatings, catalysts, resins, additives and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.
      Intelimer Polymer Systems. Landec has developed latent catalysts useful in extending pot-life, extending shelf life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. The Company has also developed Intelimer polymer materials useful in enhancing the formulating options for various personal care products. Landec’s pressure sensitive adhesives (“PSA”) technology is currently being evaluated in a variety of industrial and medical applications where strong adhesion to a substrate (i.e. steel, glass, silicon, skin, etc.) is desired for a defined time period and upon thermal triggering, results in a significant peel strength reduction. For example, select PSA systems exhibit greater than 90% reduction in peel strength upon warming, making them ideal for applications on fragile substrates.
      UCB Chemicals Corporation. On April 10, 2000, the Company entered into a research and development agreement with UCB Chemicals Corporation (“UCB”), an operating entity of Cytec, Inc., a major pharmaceutical and chemical company located in Belgium. UCB’s chemical business is a major supplier of radiation curing and powder coating resins. Under this agreement, the Company explored polymer systems for evaluation in several industrial product applications. Based on the success of this initial research and development collaboration, in December 2001, the Company entered into a $2.5 million license and research and development agreement with UCB. This agreement had a term of one year through December 2002 and was for the exclusive rights to use the Company’s Intelimer materials technology in the fields of powder coatings worldwide and pressure sensitive adhesives worldwide, except Asia.

Personal Care and Cosmetic Applications
      Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company is currently shipping products to L’Oreal of Paris for use in lotions and creams. To date, sales of Landec materials used in L’Oreal products have not been material to the Company’s financial results and given the Company’s limited history with L’Oreal, the Company is unable to predict future revenues for this product or for any other products sold by L’Oreal that may contain Landec materials.

Medical Applications
      PORTtm Ophthalmic Devices. Landec developed the PORT (Punctal Occluder for the Retention of Tears) ophthalmic device initially to address a common, yet poorly diagnosed condition known as dry eye that is estimated to affect 30 million Americans annually. The device consists of a physician-applied applicator containing solid Intelimer material that transforms into a flowable, viscous state when heated slightly above body temperature. After inserting the Intelimer material into the lacrimal drainage duct, it quickly solidifies into a form-fitting, solid plug. Occlusion of the lacrimal drainage duct allows the patient to retain tear fluid and thereby provides relief and therapy to the dry eye patient.
      The PORT device was approved by the FDA during fiscal year 2005. To date, Alcon has not commercialized and may choose not to commercialize the PORT device and, therefore the Company may not receive royalties on any future sales.

      In December 1997, Landec licensed the rights to worldwide manufacturing, marketing and distribution of its PORT ophthalmic device to Alcon. Under the terms of the transaction, Landec received an up-front cash payment of $500,000, a $750,000 milestone payment in November 1998, and research and development funding and Landec will receive ongoing royalties of 11.5% on product sales of each PORT device through 2012. Any fees paid to the Company are non-refundable. Landec will continue to provide development support on a contract basis through product launch. Landec also provides the Intelimer polymer to Alcon which is used in the PORT device.
      Medical Device. On April 18, 2002, Landec entered into an exclusive licensing and one year research and development collaboration with a large medical device company. Upfront payments totaled $420,000 with total potential payments of up to $1.35 million based on certain milestones being met. In addition, royalties of 8% will be paid on future product sales. At this time, the Company is unable to predict the ultimate outcome of the collaboration with the medical device company and the timing or amount of revenues, if any.
Discontinued Operations
      Dock Resins. In April 1997, the Company acquired Dock Resins, a privately held manufacturer and marketer of specialty acrylic and other polymers based in Linden, New Jersey. Dock Resins supplied proprietary polymers including acrylic, methacrylic, alkyd, polyester, urethane and polyamide polymers to film converters engaged in hot stamping, decorative wood grain, automotive interiors, holograms, and metal foil applications. Dock Resins also supplied products to a number of other markets, such as, graphic arts, automotive refinishing, construction, pressure-sensitive adhesives, paper coatings, caulks, concrete curing compounds and sealers.
      In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses) in order to strengthen its balance sheet and focus management’s attention on our core food and agricultural technology businesses.
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
Sales and Marketing
      Each of the Company’s core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. During fiscal year 2005, sales to the Company’s top five customers accounted for approximately 42% of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 15% of the Company’s revenues.

Food Products Technology Business
      Apio has 17 sales people, located in central California and throughout the U.S., supporting the export business and the specialty packaged value-added produce business.

Agricultural Seed Technology Business
      Landec Ag utilizes 40 seed sales consultants and associates located in Monticello, Indiana for its direct marketing of Fielders Choice Direct seed corn and Intellicoat coated products. Customer contacts are made based on direct responses and inquiries from customers.

Manufacturing and Processing
      Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining manufacturing capability in-house.

Food Products Technology Business
      The manufacturing process for the Company’s proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. Dock Resins currently manufactures virtually all of the polymers for the BreatheWay packaging. Select outside contractors currently manufacture the breathable membranes and Landec has transitioned virtually all of the label package conversion to Apio’s Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.
      Apio processes all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling, a separate company in which Apio has a 60% ownership interest and is the general partner.

Agricultural Seed Technology Business
      The Company performs its batch coating operations in a leased facility in Oxford, Indiana. This facility is being used to coat other seed companies’ inbred seed corn with the Company’s Pollinator Plus seed corn coatings.
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

General
      Many of the raw materials used in manufacturing certain of the Company’s products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company’s breathable membranes. In addition, a large majority of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer. Upon manufacturing scale-up of seed coating operations and as hybrid corn sales increase, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products nor has Landec Ag experienced difficulty in acquiring hybrid corn varieties, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company’s ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company’s business, operating results and financial condition.
Research and Development
      Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal year ended May 29, 2005, for the fiscal year ended May 30, 2004, for the seven month period ended May 25, 2003 and for the fiscal year ended October 27, 2002 were $2.5 million, $3.5 million, $2.1 million and $3.5 million, respectively. Research and development expenditures funded by corporate partners were $20,000 for the fiscal year ended May 29, 2005, $173,000 for the fiscal year ended May 30, 2004, $392,000 for the seven month period ended May 25, 2003 and $975,000 for the fiscal year ended October 27, 2002. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 29, 2005, Landec had 21 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.
Competition
      The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food packaging and agricultural companies is intense. In addition, the nature of the Company’s collaborative arrangements and its technology licensing business may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company’s technology and products obsolete and non-competitive.
Patents and Proprietary Rights
      The Company’s success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has been granted twenty-seven U.S. patents with expiration dates ranging from 2006 to 2021 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company’s technology. The Company’s issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company’s technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company’s products or design around the Company’s patents. Any of the foregoing results could have a material adverse effect on the Company’s business, operating results and financial condition.
      The commercial success of the Company will also depend, in part, on its ability to avoid infringing patents issued to others. The Company has received, and may in the future receive, from third parties, including some of its competitors, notices claiming that it is infringing third party patents or other proprietary rights. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company’s failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company’s business, operating results and financial condition.
      Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to and diversion of effort by the Company, even if the eventual outcome is favorable to the Company. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and consequently, could have a material adverse effect on the Company’s business, operating results and financial condition.
      In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technological advances which the Company seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.
Government Regulations
      The Company’s products and operations are subject to regulation in the United States and foreign countries.

Food Products Technology Business
      The Company’s food packaging products are subject to regulation under the Food, Drug and Cosmetic Act (“FDC Act”). Under the FDC Act any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe. Food additives may be substances added directly to food, such as preservatives, or substances that could indirectly become a component of food, such as waxes, adhesives and packaging materials.
      A food additive, whether direct or indirect, must be covered by a specific food additive regulation issued by the FDA. The Company believes its proprietary BreatheWay packaging technology products are not subject to regulation as food additives because these products are not expected to become a component of food under their expected conditions of use. If the FDA were to determine that the Company’s BreatheWay packaging technology products are food additives, the Company may be required to submit a food additive petition. The food additive petition process is lengthy, expensive and uncertain. A determination by the FDA that a food additive petition is necessary would have a material adverse effect on the Company’s business, operating results and financial condition.
      The Company’s agricultural operations are subject to a variety of environmental laws including the Food Quality Protection Act of 1966, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and related regulations is an ongoing process. Environmental concerns are, however, inherent in most agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of manufacturing chemicals could result in increased compliance costs.
      The Company is subject to the United States Department of Agriculture (“USDA”) rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution.
      Certain of the Company’s products are also subject to the Perishable Agricultural Commodities Act (“PACA”) law. PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse affect on our business.

Agricultural Seed Technology Business
      The Company’s agricultural products are subject to regulations of the USDA and the EPA. The Company believes its current Intellicoat seed coatings are not pesticides as defined in the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and are not subject to pesticide regulation requirements. The process of meeting pesticide registration requirements is lengthy, expensive and uncertain, and may require additional studies by the Company. There can be no assurance that future products will not be regulated as pesticides. In addition, the Company believes that its Intellicoat seed coatings will not become a component of the agricultural products which are produced from the seeds to which the coatings are applied and therefore are not subject to regulation by the FDA as a food additive. While the Company believes that it will be able to obtain approval from such agencies to distribute its products, there can be no assurance that the Company will obtain necessary approvals without substantial expense or delay, if at all.

Polymer Manufacture
      The Company’s manufacture of polymers is subject to regulation by the EPA under the Toxic Substances Control Act (“TSCA”). Pursuant to TSCA, manufacturers of new chemical substances are required to provide a Pre-Manufacturing Notice (“PMN”) prior to manufacturing the new chemical substance. After review of the PMN, the EPA may require more extensive testing to establish the safety of the chemical, or limit or prohibit the manufacture or use of the chemical. To date, PMNs submitted by the Company have been approved by the EPA without any additional testing requirements or limitation on manufacturing or use. No assurance can be given that the EPA will grant similar approval for future PMNs submitted by the Company.

Other
      The Company and its products under development may also be subject to other federal, state and local laws, regulations and recommendations. Although Landec believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of its products and polymer materials, such regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. There can be no assurance that future changes in regulations or interpretations made by the FDA, EPA or other regulatory bodies, with possible retroactive effect, relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental controls, fire hazard control, and disposal of hazardous or potentially hazardous substances will not adversely affect the Company’s business. There can also be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company’s ability to do business. Furthermore, the introduction of the Company’s products in foreign markets may require obtaining foreign regulatory clearances. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in such foreign markets.
Employees
      As of May 29, 2005, Landec had 167 full-time employees, of whom 46 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 121 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec’s employees is represented by a union, and Landec believes relationships with its employees are good.

Available Information
      Landec’s Web site is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Report.

Item 2.	Properties
      The Company owns or leases properties in Menlo Park and Guadalupe, California; West Lebanon, Oxford and Monticello, Indiana and Danville, Illinois.
      These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration

Menlo Park, CA	Other	Leased	10,400 square feet of office and laboratory space	—	12/31/06
Monticello, IN	Agricultural Seed Technology	Owned	19,400 square feet of office space	0.5	—
West Lebanon, IN	Agricultural Seed Technology	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Agricultural Seed Technology	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/06
Danville, IL	Agricultural Seed Technology	Leased	200,000 square feet of warehouse space	—	12/31/08
Guadalupe, CA	Food Products Technology	Owned	106,000 square feet of office space, manufacturing and cold storage	11.6	—
      There are bank liens encumbering all of the Company’s owned land and buildings.

Item 3.	Legal Proceedings
      The Company is currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended May 29, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The Common Stock is traded on the Nasdaq National Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

Fiscal Year Ended May 29, 2005	High	Low

4th Quarter ending May 29, 2005	$8.25	$5.77
3rd Quarter ending February 27, 2005	$7.72	$6.00
2nd Quarter ending November 28, 2004	$8.00	$4.50
1st Quarter ending August 29, 2004	$7.40	$4.28

Fiscal Year Ended May 30, 2004	High	Low

4th Quarter ending May 30, 2004	$9.16	$5.97
3rd Quarter ending February 29, 2004	$8.25	$5.57
2nd Quarter ending November 30, 2003	$6.60	$3.56
1st Quarter ending August 31, 2003	$4.87	$3.01

Seven Months Ended May 25, 2003	High	Low

One month ending May 25, 2003	$3.13	$2.36
2nd Quarter ending April 27, 2003	$3.01	$2.25
1st Quarter ending January 26, 2003	$2.99	$1.54
      There were approximately 92 holders of record of 24,116,228 shares of outstanding Common Stock as of July 14, 2005. Since certain holders are listed under their brokerage firm’s names, the actual number of shareholders is higher. The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
      The information under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on October 14, 2005, is incorporated by reference into Item 5 of this report.

Item 6.	Selected Financial Data
      The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

			Seven Months	Seven Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Year Ended
	May 29,	May 30,	May 25,	June 2,	October 27,	October 28,	October 29,
	2005	2004	2003	2002	2002	2001	2000

	(Unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Product sales	$201,020	$185,664	$98,689	$96,513	$152,958	$141,314	$129,457
Services revenue	3,705	5,791	12,784	15,882	26,827	48,429	66,809
License fees	88	88	357	1,274	2,330	374	374
Research, development and royalty revenues	417	549	429	402	1,040	529	586

Total revenues	205,230	192,092	112,259	114,071	183,155	190,646	197,226
Cost of revenue:
Cost of product sales	171,164	158,911	82,339	80,680	131,352	122,081	110,594
Cost of services revenue	2,094	3,390	9,216	12,505	20,463	40,751	56,621

Total cost of revenue	173,258	162,301	91,555	93,185	151,815	162,832	167,215

Gross profit	31,972	29,791	20,704	20,886	31,340	27,814	30,011
Operating costs and expenses:
Research and development	2,543	3,452	2,118	2,018	3,532	3,270	3,444
Selling, general and administrative	23,412	22,284	15,185	16,293	26,114	27,398	26,927
Exit of domestic commodity vegetable business	—	—	1,095	—	—	—	—
Exit of fruit processing business	—	—	—	—	—	—	525

Total operating costs and expenses	25,955	25,736	18,398	18,311	29,646	30,668	30,896

Operating profit (loss)	6,017	4,055	2,306	2,575	1,694	(2,854)	(885)
Interest income	214	164	144	177	247	617	873
Interest expense	(414)	(811)	(642)	(1,097)	(1,551)	(2,789)	(2,083)
Minority interest expense	(411)	(537)	(235)	(224)	(525)	(28)	(101)
Other (expense)/income, net	(4)	29	218	71	336	216	126

Income (loss) from continuing operations	5,402	2,900	1,791	1,502	201	(4,838)	(2,070)
Discontinued Operations:
Loss from discontinued operations	—	—	—	—	—	(537)	(14)
Loss on disposal of operations	—	—	—	—	(1,688)	(2,500)	—

Loss from discontinued operations	—	—	—	—	(1,688)	(3,037)	(14)

Net income (loss) before cumulative effect of change in accounting	5,402	2,900	1,791	1,502	(1,487)	(7,875)	(2,084)
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—		—	—	(1,914)

Net income (loss)	$5,402	$2,900	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)

Net income (loss)	$5,402	$2,900	$1,791	$1,502	$(1,487)	$(7,875)	$(3,998)
Dividends on Series B preferred stock	—	(464)	(219)	(202)	(412)	—	—

Net income (loss) applicable to common shareholders	$5,402	$2,436	$1,572	$1,300	$(1,899)	$(7,875)	$(3,998)

      The gain of $436,000 in fiscal year 2002 on the sale of the fruit processing facility has been reclassified as it appears in prior filings from other income to selling, general and administrative expenses.

			Seven Months	Seven Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Year Ended
	May 29,	May 30,	May 25,	June 2,	October 27,	October 28,	October 29,
	2005	2004	2003	2002	2002	2001	2000

	(Unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Basic net income (loss) per share:
Continuing operations	$0.23	$0.11	$0.08	$0.07	$(0.01)	$(0.29)	$(0.13)
Discontinued operations	—	—	—	—	(0.09)	(0.19)	—
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	—	—	(0.12)

Basic net income (loss) per share	$0.23	$0.11	$0.08	$0.07	$(0.10)	$(0.48)	$(0.25)

Diluted net income (loss) per share:
Continuing operations	$0.21	$0.12	$0.07	$0.06	$(0.01)	$(0.29)	$(0.13)
Discontinued operations	—	—	—	—	(0.09)	(0.19)	—
Cumulative effect of change in accounting for upfront license fee revenue	—	—	—	—	—	—	(0.12)

Diluted net income (loss) per share	$0.21	$0.12	$0.07	$0.06	$(0.10)	$(0.48)	$(0.25)

Shares used in per share computation:
Basic	23,704	21,396	20,948	17,777	18,172	16,371	15,796

Diluted	24,614	23,556	22,626	21,082	18,172	16,371	13,273

	May 29,	May 30,	May 25,	October 27,	October 28,	October 29,
	2005	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,871	$6,458	$3,699	$7,849	$8,695	$8,636
Total assets	100,075	93,007	96,887	107,803	120,122	128,165
Debt	3,088	8,996	13,494	17,543	33,416	26,350
Convertible preferred stock	—	—	5,531	14,461	14,049	9,149
Accumulated deficit	(49,890)	(55,292)	(57,728)	(59,300)	(57,401)	(49,526)
Total shareholders’ equity	72,060	61,549	57,903	55,963	49,839	52,178

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described below under “Additional Factors That May Affect Future Results.” Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Overview
      Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development — QuickCasttm splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intelimer packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems in June 1997 that includes polymer materials for various industrial applications and beginning in November 2003 for personal care applications; and Intellicoat coated inbred corn seeds in the Fall of 1999.
      With the acquisition of Apio in December 1999 and Landec Ag in September 1997, the Company is focused on two core businesses — Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business. The Agricultural Seed Technology segment integrates the Intellicoat seed coating technology with Landec Ag’s direct marketing, telephone sales and distribution capabilities. The Company also operates a Technology Licensing/ Research and Development business which develops products to be licensed outside of the Company’s core businesses. See “Business — Description of Core Business”.
      From inception through May 29, 2005, the Company’s accumulated deficit was $49.9 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.
Critical Accounting Policies and Use of Estimates

Use of Estimates
      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Notes and Advances Receivables
      Apio has made advances to fruit growers for the development of orchards, and to produce growers for crop and harvesting costs. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines the Company may be unable to fully recoup its note or advance receivable and the estimated losses would rise in the current period, potentially to the extent of the total note or advance receivable.

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt losses are partially mitigated due to low risks related to the fact that the Company’s customers are predominantly large financially sound national and regional retailers.

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

Revenue Recognition
      Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts. If actual future returns and allowances differ from past experience, additional allowances may be required.
      Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), (SAB 104). Initial license fees are deferred and amortized over the period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.
      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 104. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000, the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as “recycled” revenue during 2000 ($0.02 per share). “Recycled” revenue refers to revenue that had previously been recognized as licensing revenue in the Company’s financial statements, but as a result of the Company’s adoption of SAB 104, was reversed through a cumulative effect of a change in accounting in fiscal year 2000 and is now being recognized as revenue over the research and development period and/or the supply period commitment of the agreement, whichever is longer.
      During the fiscal years ended May 29, 2005 and May 30, 2004 and for the seven months ended May 25, 2003, and for fiscal year ended October 27, 2002, $88,000, $88,000, $51,000 and $302,000, respectively, of the related deferred revenue was recognized as “recycled” revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 per year for 2006 through 2012, and $21,000 for fiscal year 2013.
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

Goodwill and Other Intangible Asset Impairment
      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective October 29, 2001 and is required to evaluate its goodwill and indefinite lived intangible assets for impairment annually. This evaluation incorporates a variety of estimates including the fair value of the Company’s operating segments. If the carrying value of an operating segment’s assets exceeds the estimated fair value, the Company would likely be required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date no impairment losses have been incurred.
Recent Accounting Pronouncements
Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard effective in the second quarter of fiscal year 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.
      Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its stock option plans. Although the Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, the Company expects that the adoption of SFAS 123R may have a material impact on the Company’s consolidated results of operations. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Results of Operations

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004
Revenues (in thousands):

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29,	May 30,
	2005	2004	Change

Apio Value Added	$116,740	$101,067	16%
Apio Trading	58,660	59,311	(1)%
Apio Tech	52	1,715	(97)%
Apio Service	3,704	5,793	(36)%

Total Apio	179,156	167,886	7%
Landec Ag	25,648	23,641	8%
Corporate	426	565	(25)%

Total Revenues	$205,230	$192,092	7%

Apio Value Added
      Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand, the Dole brand and various private labels.
      The increase in Apio’s value-added revenues for the fiscal year ended May 29, 2005 compared to the same period last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 13% and sales of Apio’s value-added vegetable tray products grew 60% during the fiscal year ended May 29, 2005 compared to the same period last year. Overall value-added sales volume increased 9% during the fiscal year ended May 29, 2005 compared to the same period last year.

Apio Trading
      Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for fiscal year 2005 was $48.8 million or 83% of total trading revenues.
      The slight decrease in revenues in Apio’s trading business for the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to produce shortages during the winter months as a result of near record rains in the Western portion of the United States. Trading sales volumes were lower by 7% for the fiscal year ended May 29, 2005 compared to the same period last year. The decrease in volumes was virtually offset by higher average sales prices due to the scarcity of product during certain months of the year.

Apio Tech
      Apio Tech consists of Apio’s packaging technology business using its BreatheWaytm membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Current revenues generated from Apio Tech are from the sale of our proprietary packaging for bananas.
      The decrease in revenues from the sale of bananas for the fiscal year ended May 29, 2005 compared to the same period last year was due to the Company only selling banana packaging not bananas themselves in fiscal year 2005. In addition, the sales of banana packaging occurred solely during the Company’s fourth fiscal quarter of fiscal year 2005 and were for market trial purposes.

Apio Service
      Prior to its sale on June 30, 2003 to Apio Fresh, Apio operated a domestic commodity vegetable business that marketed and sold whole produce for growers. Apio charged a per carton service fee for marketing and selling these whole commodity products. Subsequent to June 30, 2003, Apio’s service revenues consist of revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.
      The decrease in service revenues during the fiscal year ended May 29, 2005 compared to the same period last year is due to a 2% decrease in volumes in Apio’s cooling operation due to lower commodity product volumes from Apio Fresh and one month of commodity revenues in fiscal year 2004 before the sale of Apio Fresh.

Landec Ag
      Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. For the fiscal years ended May 29, 2005 and May 30, 2004, over 90% of Landec Ag’s revenues were from the sale of uncoated hybrid seed corn under the Fielder’s Choice brand.
      The increase in revenues at Landec Ag during the fiscal year ended May 29, 2005 compared to the same period last year is due to a change in product mix to higher priced hybrid corn varieties that resulted in a 4% increase in the average price per unit. In addition, sales volumes increased 5% in fiscal year 2005 compared to fiscal year 2004.

Corporate
      Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
      The decrease in Corporate revenues for the fiscal year ended May 28, 2005 compared to the same period of the prior year is primarily due to the completion of two R&D contracts (UCB and a medical device collaboration) in early fiscal year 2004 which resulted in R&D revenues decreasing $152,000 in fiscal year 2005 compared to fiscal year 2004.
Gross Profit (in thousands):

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29,	May 30,
	2005	2004	Change

Apio Value Added	$17,422	$15,792	10%
Apio Trading	3,118	2,898	8%
Apio Tech	15	(862)	102%
Apio Service	1,638	2,403	(32)%

Total Apio	22,193	20,231	10%
Landec Ag	9,448	9,086	4%
Corporate	331	474	(30)%

Total Gross Profit	$31,972	$29,791	7%

General
      There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the fiscal year ended May 29, 2005 compared to the same period last year as outlined in the table above.

Apio Value-Added
      The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 29, 2005 compared to the same period last year was due to (1) a 16% increase in value-added sales during fiscal year 2005 and (2) improved manufacturing efficiencies through further automation of Apio’s production process. These increases in gross profits were partially offset by produce shortages in March 2005 and the first half of April 2005 due to near record rains in the Western U.S. this past winter which reduced gross profits by approximately $1.1 million.

Apio Trading
      Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profits during the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to a sales mix change to higher margin fruit and vegetable products which increased fiscal year 2005 gross margins to 5.8% compared to gross margins of 5.0% for the same period last year.

Apio Tech
      The increase in gross profits for Apio Tech for the fiscal year ended May 29, 2005 compared to the same period last year was due to Apio only selling its proprietary banana packaging in fiscal year 2005 versus selling bananas in its banana packaging in fiscal year 2004 which resulted in significant gross profit losses.

Apio Service
      The decrease in Apio’s service business gross profits during the fiscal year ended May 29, 2005 compared to the same period last year was directly attributable to lower volume sales in Apio’s cooling operation and the sale of Apio Fresh in June 2003.

Landec Ag
      The increase in gross profits for Landec Ag for the fiscal year ended May 29, 2005 compared to the same period last year was due to the increase in revenues, partially offset by higher royalty fees on corn seed hybrids with traits, such as genetics or certain chemicals, resulting in lower gross profits as a percentage of sales in fiscal year 2005 compared to the same period last year.

Corporate
      The decrease in gross profits for Corporate for the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to the completion of two R&D contracts (UCB and a medical device collaboration) in early fiscal year 2004 which resulted in R&D gross profits decreasing $152,000 in fiscal year 2005 compared to fiscal year 2004.

Operating Expenses (in thousands):

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29,	May 30,
	2005	2004	Change

Research and Development:
Apio	$831	$1,246	(33)%
Landec Ag	647	857	(25)%
Corporate	1,065	1,349	(21)%

Total R&D	$2,543	$3,452	(26)%

Selling, General and Administrative:
Apio	$12,354	$12,498	(1)%
Landec Ag	7,857	7,017	12%
Corporate	3,201	2,769	16%

Total S,G&A	$23,412	$22,284	5%

Research and Development
      Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed. At Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and agriculture.
      The decrease in research and development expenses for the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to lower research and development expenses associated with (1) the Company’s specialty packaging banana program as the focus of the program has shifted to market testing of the packaging technology with Apio’s partner, Chiquita Brands International, (2) a greater shift of Landec Ag research and development personnel to production activities in fiscal year 2005 compared to fiscal year 2004 and (3) a reduction in staff at Corporate and lower facility related expenses in fiscal year 2005 compared to fiscal year 2004.

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
      The increase in selling, general and administrative expenses, excluding the $713,000 gain on the sale of land at Apio which is netted against selling, general and administrative expenses, for the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to an increase in selling and marketing expenses at Apio and Landec Ag in order to increase revenues.

Other (in thousands):

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29,	May 30,
	2005	2004	Change

Interest Income	$214	$164	30%
Interest Expense	(414)	(811)	(49)%
Minority Interest Expense	(411)	(537)	(23)%
Other (Expense)/ Income	(4)	29	(114)%

Total Other Expense	$(615)	$(1,155)	(47)%

Interest Income
      The increase in interest income for the fiscal year ended May 29, 2005 compared to the same period last year was primarily due to the increase in cash available for investing.

Interest Expense
      The decrease in interest expense during the fiscal year ended May 29, 2005 compared to the same period last year was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

Minority Interest Expense
      The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
      The decrease in the minority interest in fiscal year 2005 compared to fiscal year 2004 was due to lower profits generated from Apio Cooling in fiscal year 2005.

Other
      Other consists of non-operating income and expenses.

Fiscal Year Ended May 30, 2004 Compared to Twelve Months Ended May 25, 2003 (the twelve months ended May 25, 2003 amounts are unaudited and presented for comparative purposes only)
Revenues (in thousands):

	Fiscal Year	Twelve Months
	Ended	Ended
	May 30,	May 25,
	2004	2003	Change

		(Unaudited)
Apio Value Added	$101,067	$82,447	23%
Apio Trading	59,311	47,989	24%
Apio Tech	1,715	4,540	(62)%
Apio Service	5,793	23,122	(75)%

Total Apio	167,886	158,098	6%
Landec Ag	23,641	21,014	13%
Corporate	565	2,230	(75)%

Total Revenues	$192,092	$181,342	6%

Apio Value Added
      Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand, the Dole brand and various private labels.
      The increase in Apio’s value-added revenues for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003 is due to increased product offerings, increased sales to existing customers and the addition of new customers. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 44% and sales of Apio’s value-added vegetable tray products grew 84% during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003. Overall value-added sales volume increased 23% during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003.

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
      The increase in revenues in Apio’s trading business for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003 was primarily due to changes in the provisions of certain export contracts. Based on these revised contracts, the Company takes title to the products and therefore recognizes the revenue at its gross sales value rather than recording only the commission portion as revenue as it had done in previous years before the changes in the provisions on certain of these contracts had been completed. In addition, export sales volumes were higher by 14% for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003.

Apio Tech
      Apio Tech consist of Apio’s packaging technology business using its BreatheWaytm membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. During fiscal year 2004, Apio sold bananas in our proprietary packaging almost exclusively to food service companies whereas in the twelve months ended May 25, 2003, there were also product sales to retail grocery chains.
      The decrease in revenues from the sale of bananas for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was due to the Company not selling bananas to retail grocery stores in fiscal year 2004 resulting in a 46% decrease in the unit volume of bananas sold. This decrease was due to the Company focusing on selling bananas to food service companies and developing alternative packaging formats during fiscal year 2004. During the fourth fiscal quarter of 2004, Apio began to transition from sourcing its own bananas to working with banana shippers who will package their bananas in Landec’s packaging and sell those packaged bananas to food service and retail customers.

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
      The decrease in service revenues during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, is directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag
      Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. For the fiscal year ended May 30, 2004 and the twelve month period ended May 25, 2003, over 90% of Landec Ag’s revenues were from the sale of hybrid seed corn under the Fielder’s Choice brand.
      The increase in revenues at Landec Ag during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, is due to a change in product mix to higher priced hybrid corn varieties that resulted in a 16% increase in the average price per unit.

Corporate
      Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
      The decrease in Corporate revenues for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, is due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation (“UCB”) entered into in December 2001 which was recognized to revenue ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.
Gross Profit (in thousands):

	Fiscal Year	Twelve Months
	Ended	Ended
	May 30,	May 25,
	2004	2003	Change

		(Unaudited)
Apio Value Added	$15,792	$11,531	37%
Apio Trading	2,898	3,002	(3)%
Apio Tech	(862)	(476)	(81)%
Apio Service	2,403	6,178	(61)%

Total Apio	20,231	20,235	—
Landec Ag	9,086	8,693	5%
Corporate	474	2,230	(79)%

Total Gross Profit	$29,791	$31,158	(4)%

General
      There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs (raw materials, such as fresh produce, corn seed, polymer materials and packaging, labor and overhead), volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, as outlined in the table above.

Apio Value-Added
      The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was due to (1) a 23% increase in value-added sales during fiscal year 2004, (2) product mix changes to higher margin products such as vegetable trays and (3) improved manufacturing efficiencies through further automation of Apio’s production process. These increases in gross profits were partially offset by produce shortages in late December 2003 and most of January 2004 which reduced gross profits by $1.5 million.

Apio Trading
      Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profits during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was primarily due to a sales mix change to lower margin fruit products from higher margin broccoli products.

Apio Tech
      The decrease in gross profits for Apio Tech for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was primarily due to Apio only selling bananas in its proprietary packaging to a few food service companies during fiscal year 2004 versus selling bananas to both food service companies and retail grocery chains in 2003. In addition, food service companies often do not purchase the entire container load of bananas that Apio has had shipped from Central America. When this occurs, Apio has to sell the remaining bananas on the open market at prices that do not cover its full costs and recognizes negative gross profits on the sale of those bananas. During the fourth fiscal quarter of 2004, Apio began to transition from sourcing its own bananas to working with banana shippers who will package their bananas in Landec’s packaging and sell those packaged bananas to food service and retail customers.

Apio Service
      The decrease in Apio’s service business gross profits during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was directly attributable to the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Landec Ag
      The increase in gross profits for Landec Ag for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was due to the increase in revenues, partially offset by higher royalty fees on corn seed hybrids with traits, such as genetics or certain chemicals, resulting in lower gross profits as a percentage of sales in fiscal year 2004 compared to the twelve months ended May 25, 2003.

Corporate
      The decrease in gross profits for Corporate for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was primarily due to the $2.0 million licensing agreement with UCB, which was entered into in December 2001, being recognized to gross profits ratably over a 12-month period through December 2002 and from the completion of the research and development agreement with a medical device company in June 2003.

Operating Expenses (in thousands):

	Fiscal Year	Twelve Months
	Ended	Ended
	May 30,	May 25,
	2004	2003	Change

		(Unaudited)
Research and Development:
Apio	$1,246	$1,386	(10)%
Landec Ag	857	901	(5)%
Corporate	1,349	1,274	6%

Total R&D	$3,452	$3,561	(3)%

Selling, General and Administrative:
Apio	$12,498	$16,349	(24)%
Landec Ag	7,017	7,083	(1)%
Corporate	2,769	2,741	1%

Total S,G&A	$22,284	$26,173	(15)%

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
      The decrease in research and development expenses for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was primarily due to lower research and development expenses associated with the Company’s specialty packaging banana program as the focus of the program has shifted to market testing of the packaging technology and developing collaborative supply arrangements with banana shippers.

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
      The decrease in selling, general and administrative expenses for the fiscal year 2004 compared to the twelve months ended May 25, 2003, was primarily due to a decrease in selling, general and administrative expenses at Apio as a result of the sale of Apio’s domestic commodity vegetable business on June 30, 2003.

Other (in thousands):

	Fiscal Year	Twelve Months
	Ended	Ended
	May 30,	May 25,
	2004	2003	Change

		(Unaudited)
Interest Income	$164	$215	(24)%
Interest Expense	(811)	(1,096)	(26)%
Minority Interest Expense	(537)	(534)	1%
Other Income	29	480	(94)%

Total Other Expense	$(1,155)	$(935)	24%

Interest Income
      The decrease in interest income for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was due to a reduction in interest bearing notes receivable at Apio.

Interest Expense
      The decrease in interest expense during the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was due to the Company using cash generated from operations to pay down debt and thus lowering interest expenses.

Minority Interest Expense
      The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

Other
      Other consists of non-operating income and expenses such as the gain or loss on the sale of assets.
      The decrease in the net other income for the fiscal year ended May 30, 2004 compared to the twelve months ended May 25, 2003, was primarily due to a decrease in income recognized during fiscal year 2004 compared to twelve months ended May 25, 2003. During the twelve months ended May 25, 2003, other income included $160,000 in farm equipment rental income associated with the domestic commodity vegetable business sold in June 2003 and other miscellaneous credits.

Seven Months Ended May 25, 2003 Compared to Seven Months Ended June 2, 2002 (unaudited)
      Total revenues for the seven months ended May 25, 2003 were $112.3 million compared to $114.1 million during the same period in 2002. Revenues from product sales and services for the seven months ended May 25, 2003 decreased to $111.5 million from $112.4 million during the same period of 2002 due primarily to decreased revenues in (1) Apio’s “fee-for-service” commodity business which decreased to $12.8 million during the seven months ended May 25, 2003 compared to $15.9 million in revenues during the same period of 2002 as a result of the Company focusing on its value added business, (2) Apio’s export business which decreased to $17.9 million during the seven months ended May 25, 2003 compared to $21.6 million during the same period of 2002 as a result of decreased sales of broccoli and fruit to Asia and (3) Apio’s banana business which decreased to $1.7 million during the seven months ended May 25, 2003 compared to $3.1 million for the same period of 2002 as a result of reduced retail sales as the Company prepared for market trials. These decreases in revenue were partially offset by increased revenues in Apio’s value added fresh-cut and whole vegetable produce business which increased to $54.3 million during the seven months ended May 25, 2003 from $47.1 million in the same period of 2002 as a result of increased product offerings, increased sales to existing customers and the addition of new customers. In addition, Landec Ag revenues increased to $21.0 million during the seven months ended May 25, 2003 from $19.5 million in the same period of 2002 due to a change in product mix to higher revenue products. Revenues from license fees decreased to $357,000 for the seven months ended May 25, 2003 from $1.3 million for the same period of 2002 due primarily to a decrease in revenues from the $2.0 million licensing agreement with UCB Chemicals Corporation entered into in December 2001 which was recognized ratably over a 12-month period through December 2002. Revenues from research and development funding for the seven months ended May 25, 2003 increased to $429,000 from $402,000 during the same period of 2002.
      Cost of product sales and services consists of material, labor and overhead. Cost of product sales and services was $91.6 million for the seven months ended May 25, 2003 compared to $93.2 million for the same period of 2002. Gross profit from product sales and services as a percentage of revenue from product sales and services increased to 18% during the seven months ended May 25, 2003 from 17% during the same period of 2002. The increase in the gross margin percentage during the seven months ended May 25, 2003 compared to the same period of 2002 was due to higher margins in Apio’s value added vegetable business. Excluding the impact from farming activities, gross margins from product sales and services for the seven months ended May 25, 2003 would have been 19% compared to 16% during the same period of 2002. During the seven months ended May 25, 2003, the Company realized losses from farming activities associated with its commodity business of $1.1 million compared to income from farming activities of $926,000 for the seven months ended June 2, 2002. Overall gross profit was virtually flat at $20.7 million for the seven months ended May 25, 2003 compared to $20.9 million for the same period of 2002.
      Research and development expenses increased to $2.1 million for the seven months ended May 25, 2003 compared to $2.0 million during the same period of 2002, an increase of 5%. The increase in research and development expenses during the seven months ended May 25, 2003 compared to the same period of 2002 was primarily due to efforts being spent to develop the Company’s banana and seed technologies.
      Selling, general and administrative expenses were $15.2 million for the seven months ended May 25, 2003 compared to $16.3 million for the same period of 2002, a decrease of 7%. The decrease in selling, general and administrative expenses during the seven months ended May 25, 2003 compared to the same period of 2002 is primarily due to a decrease in selling, general and administrative expenses at Apio resulting from its cost reduction efforts. For the seven months ended May 25, 2003 sales and marketing expenses decreased to $5.5 million from $6.0 million during the same period of 2002.
      Effective June 30, 2003, the Company sold certain assets related to its former domestic commodity vegetable business to Apio Fresh, LLC, in exchange for notes receivable, a long-term produce supply agreement for the Company’s value-added specialty packaging business and a per carton royalty for use of Apio’s brand names based on units sold by Apio Fresh, LLC. As a result of no longer being in the domestic commodity vegetable business, the Company recorded a $1.1 million charge at May 25, 2003, primarily for the write down of inventories and notes receivable associated with the domestic commodity vegetable business.
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
Liquidity and Capital Resources
      As of May 29, 2005, the Company had cash and cash equivalents of $12.9 million, a net increase of $6.4 million from $6.5 million at May 30, 2004.

Cash Flow from Operating Activities
      Landec generated $13.0 million of cash flow from operating activities during fiscal year 2005 compared to $7.5 million during fiscal year 2004. The primary sources of cash during the fiscal year ended May 29, 2005 were from net income, a decrease in seed inventory, and an increase in payables as a result of the timing of payments.

Cash Flow from Investing Activities
      Net cash used in investing activities for the year ended May 29, 2005 was $5.2 million compared to $665,000 for the same period last year. The primary uses of cash from investing activities in fiscal year 2005 were for the purchase of $3.7 million of property and equipment and $2.0 million invested in marketable securities.

Cash Flow from Financing Activities
      Net cash used in financing activities for the fiscal year ended May 29, 2005 was $1.4 million compared to $4.1 million for the same period last year. The primary use of cash was to repay debt of $7.1 million. This use of cash was partially offset by proceeds from the sale of $5.1 million of the Company’s Common Stock and the proceeds from the issuance of $1.2 million of long-term debt for the expansion of the Apio facility.

Capital Expenditures
      During the fiscal year ended May 29, 2005, Landec purchased vegetable processing equipment and expanded its processing facility to support the growth of Apio’s value added business. These expenditures represented the majority of the $3.7 million of equipment purchased.

Debt
      In August 2003, Apio entered into a new $12 million working capital line and a $3 million equipment line (the “Lines”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The term of the Lines is three years expiring on July 31, 2006. During fiscal year 2005, the interest rate was calculated based on the LIBOR rate plus 2%, or approximately 5% on an annual basis. The Lines contain restrictive covenants that require Apio to meet certain financial tests including minimum levels of net income, minimum debt coverage ratio, minimum net worth and maximum capital expenditures. Apio was in compliance with all of the loan covenants throughout fiscal year 2005. Landec has pledged substantially all of the assets of Apio to secure the Lines. As of May 29, 2005, no amounts were outstanding under the Lines.
      On September 1, 2004, Apio entered into with Wells Fargo Bank N.A. (“Wells Fargo”) a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the equipment line of credit with Wells Fargo Business Credit (collectively the “Loan Agreement”). Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (5.375% at May 29, 2005). The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests, including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit. At May 29, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
      Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.375%, currently 6.625% on an annual basis. The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants throughout fiscal year 2005. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 29, 2005, no amounts were outstanding under Landec Ag’s revolving line of credit.
      At May 29, 2005, Landec’s total debt, including current maturities and capital lease obligations, was $3.1 million and the total debt to equity ratio was 4% as compared to 15% at May 30, 2004. This debt was comprised of term debt and capital lease obligations, $2.1 million of which is mortgage debt on Apio’s manufacturing facilities. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

Contractual Obligations
      The Company’s material contractual obligations for the next five years and thereafter as of May 29, 2005, are as follows (in thousands):

	Due in Fiscal Year Ended May

Obligation	Total	2006	2007	2008	2009	2010	Thereafter

Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Long-term Debt	3,008	516	523	263	136	143	1,427
Capital Leases	80	32	22	23	3	—	—
Interest Expense	1,157	232	138	107	90	83	507
Operating Leases	1,991	606	612	324	281	168	—
Licensing Obligation	700	100	100	100	100	100	200
Purchase Commitments	816	816	—	—	—	—	—

Total	$7,752	$2,302	$1,395	$817	$610	$494	$2,134

      Interest expense was determined based on the assumption that the Company’s lines of credit will have an average daily outstanding balance of $1.0 million at an annual interest rate of 6.5% for all periods presented. The interest expense on long term notes and lease obligations is based on the payment schedules and interest rates from the relevant agreements.
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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
      In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2003, January 2004 and March/ April 2005 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers. Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors that affect our food and/or agricultural operations include:

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
      We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We are in the early stage of product commercialization of certain Intelimer-based specialty packaging, Intellicoat seed coating and other Intelimer polymer products and many of our potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commer-

cializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials
      We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. We may not be able to procure comparable materials or hybrid corn varieties at similar prices and terms within a reasonable time. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for our breathable membrane products. In addition, a majority of the hybrid corn varieties sold by Landec Ag are grown under contract by a single seed producer. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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
      The Company is subject to the Perishable Agricultural Commodities Act (“PACA”) law. PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse affect on our business.

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

We Depend on Strategic Partners and Licenses for Future Development
      Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, we may not receive any royalties on future sales of the PORTtm product because in the related agreement we have no control over commercializing the product or generating revenues from the sales of the product. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.

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

Our International Operations and Sales May Expose Our Business to Additional Risks
      For fiscal year 2005, approximately 24% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
      During fiscal year 2005, sales to our top five customers accounted for approximately 42% of our revenues, with our largest customer, Costco Wholesale Corp. accounting for approximately 15% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Recently Enacted Changes in Securities Laws and Regulations Are Likely to Increase Our Costs
      The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. In addition, Nasdaq has made revisions to its requirements for companies, such as Landec, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs. These changes could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee.

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

We May Have to Pursue New Financings if We Are Unable to Comply with Provisions in Our Loan Agreements in the Future
      Apio is subject to various financial and operating covenants under the Well Fargo Bank lines of credit, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. The Wells Fargo Bank agreement limits the ability of Apio to make cash payments to Landec. If we violate any obligations under the lines of credit in the future, we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under our lines. If the indebtedness due under the lines were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.

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

Our Profitability Could Be Materially And Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value
      Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our shareholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, beginning in fiscal year 2002, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by fiscal year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of May 29, 2005.

Liabilities (in 000’s)	2006	2007	2008	2009	2010	Thereafter	Total

Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate
Long term debt, including current portion
Variable Rate	$516	$523	$263	$136	$143	$1,428	$3,009
Avg. Int. Rate	5.15%	5.15%	5.21%	5.34%	5.34%	5.26%	5.23%
Fixed Rate	$32	$21	$23	$3	$—	$—	$79
Avg. Int. Rate	10.81%	5.90%	5.90%	5.90%			7.87%

Item 8.	Financial Statements and Supplementary Data
      See Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulate and communicated to Company management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal controls over financial reporting. Management’s assessment of the effectiveness of our internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Change in Internal Controls Over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended May 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 29, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of May 29, 2005, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Landec Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Landec Corporation maintained effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Landec Corporation maintained effective internal control over financial reporting as of May 29, 2005, is fairly stated, in all material respects, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation as of May 29, 2005 and May 30, 2004, and the related statements of income, shareholders’ equity, and cash flows for the years ended May 29, 2005, May 30, 2004, the seven months ended May 25, 2003 and for the year ended October 27, 2002 of Landec Corporation and our report dated July 29, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
San Jose, California
July 29, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2005 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2005 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2005 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2005 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2005 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) 1. Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	49
	Consolidated Balance Sheets at May 29, 2005 and May 30, 2004	50
	Consolidated Statements of Operations for the Years Ended May 29, 2005 and May 30, 2004, the Seven Months Ended May 25, 2003 and June 2, 2002 and for the Year Ended October 27, 2002	51
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 29, 2005 and May 30, 2004, the Seven Months Ended May 25, 2003 and for the Year Ended October 27, 2002	52
	Consolidated Statements of Cash Flows for the Years Ended May 29, 2005 and May 30, 2004, the Seven Months Ended May 25, 2003 and for the Year Ended October 27, 2002	53
	Notes to Consolidated Financial Statements	54
2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.
3.	Index of Exhibits	80
	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Landec Corporation
      We have audited the accompanying consolidated balance sheets of Landec Corporation as of May 29, 2005 and May 30, 2004, and the related statements of income, shareholders’ equity, and cash flows for the years ended May 29, 2005, May 30, 2004, the seven months ended May 25, 2003 and for the year ended October 27, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation at May 29, 2005 and May 30, 2004, and the consolidated results of its operations and its cash flows for the years ended May 29, 2005, May 30, 2004, the seven months ended May 25, 2003 and for the year ended October 27, 2002, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landec Corporation’s internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2005 expressed an unqualified opinion thereon.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets in 2002.

/s/ ERNST & YOUNG LLP
San Jose, California
July 29, 2005

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 29,	May 30,
	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,871	$6,458
Marketable securities	1,968	—
Accounts receivable, less allowance for doubtful accounts of $313 and $265 at May 29, 2005 and May 30, 2004, respectively	15,405	14,851
Accounts receivable, related party	476	498
Inventory	9,917	11,227
Notes and advances receivable, net	419	1,144
Notes receivable, related party	89	306
Prepaid expenses and other current assets	2,042	1,527
Assets held for sale	1,190	—

Total current assets	44,377	36,011
Property and equipment, net	17,275	18,341
Goodwill, net	25,987	25,987
Trademarks, net	11,570	11,570
Other intangibles, net	58	85
Notes receivable	426	605
Notes receivable, related party	7	96
Other assets	375	312

Total Assets	$100,075	$93,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,513	$14,960
Related party payables	793	430
Accrued compensation	1,907	1,570
Other accrued liabilities	2,141	2,506
Deferred revenue	557	807
Lines of credit	—	5,317
Current maturities of long term debt	548	1,505

Total current liabilities	23,459	27,095
Long term debt, less current maturities	2,540	2,174
Other liabilities	550	637
Minority interest	1,466	1,552

Total liabilities	28,015	31,458
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,086,368 and 23,182,020 shares issued and outstanding at May 29, 2005 and May 30, 2004, respectively	121,950	116,841
Accumulated deficit	(49,890)	(55,292)

Total shareholders’ equity	72,060	61,549

Total Liabilities and Shareholders’ Equity	$100,075	$93,007

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

			Seven Months	Seven Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	May 29,	May 30,	May 25,	June 2,	October 27,
	2005	2004	2003	2002	2002

				(Unaudited)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales	$201,020	$185,664	$98,689	$96,513	$152,958
Services revenue	—	2,083	11,348	14,101	23,312
Services revenue, related party	3,704	3,708	1,436	1,781	3,515
License fees	88	88	357	1,274	2,330
Research, development and royalty revenues	185	291	429	402	1,040
Royalty revenues, related party	233	257	—	—	—

Total revenues	205,230	192,092	112,259	114,071	183,155
Cost of revenue:
Cost of product sales	164,832	153,354	81,737	79,392	128,684
Cost of product sales, related party	6,332	5,557	602	1,288	2,668
Cost of services revenue	2,094	3,390	9,216	12,505	20,463

Total cost of revenue	173,258	162,301	91,555	93,185	151,815
Gross profit	31,972	29,791	20,704	20,886	31,340
Operating costs and expenses:
Research and development	2,543	3,452	2,118	2,018	3,532
Selling, general and administrative	23,412	22,284	15,185	16,293	26,114
Exit of domestic commodity vegetable business	—	—	1,095	—	—

Total operating costs and expenses	25,955	25,736	18,398	18,311	29,646

Operating income from continuing operations	6,017	4,055	2,306	2,575	1,694
Interest income	214	164	144	177	247
Interest expense	(414)	(811)	(642)	(1,097)	(1,551)
Minority interest expense	(411)	(537)	(235)	(224)	(525)
Other (expense)/income, net	(4)	29	218	71	336

Income from continuing operations	5,402	2,900	1,791	1,502	201
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—
Loss on disposal of operations	—	—	—	—	(1,688)

Loss from discontinued operations	—	—	—	—	(1,688)

Net income (loss)	$5,402	$2,900	$1,791	$1,502	$(1,487)
Dividends on Series B preferred stock	—	(464)	(219)	(202)	(412)

Net income (loss) applicable to common shareholders	$5,402	$2,436	$1,572	$1,300	$(1,899)

Basic net income (loss) per share:
Continuing operations	$0.23	$0.11	$0.08	$0.07	$(0.01)
Discontinued operations	—	—	—	—	(0.09)

Basic net income (loss) per share	$0.23	$0.11	$0.08	$0.07	$(0.10)

Diluted net income (loss) per share:
Continuing operations	$0.21	$0.12	$0.07	$0.06	$(0.01)
Discontinued operations	—	—	—	—	(0.09)

Diluted net income (loss) per share	$0.21	$0.12	$0.07	$0.06	$(0.10)

Shares used in per share computation:
Basic	23,705	21,396	20,948	17,777	18,172

Diluted	24,614	23,556	22,626	21,082	18,172

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Total
					Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity

	(In thousands, except share and per share amounts)
[PRIVATE]
Balance at October 28, 2001	309,524	$14,049	16,562,845	$93,191	$(57,401)	$49,839
Dividends on Series B preferred stock	11,776	412	—	—	(412)	—
Issuance of common stock at $0.58 to $3.10 per share	—	—	2,766,701	7,611	—	7,611
Net loss	—	—	—	—	(1,487)	(1,487)

Balance at October 27, 2002	321,300	14,461	19,329,546	100,802	(59,300)	55,963
Dividends on Series B preferred stock	6,248	219	—	—	(219)	—
Conversion of Series A preferred stock to common stock	(166,667)	(9,149)	1,666,670	9,149	—	—
Issuance of common stock at $0.58 to $1.53 per share	—	—	111,301	149	—	149
Net income	—	—	—	—	1,791	1,791
Balance at May 25, 2003	160,881	5,531	21,107,517	110,100	(57,728)	57,903

Dividends on Series B preferred stock	13,529	464	—	—	(464)	—
Issuance of common stock at $0.58 to $5.75 per share	—	—	330,401	746	—	746
Conversion of Series B preferred stock to common stock	(174,410)	(5,995)	1,744,102	5,995	—	—
Net income	—	—	—	—	2,900	2,900

Balance at May 30, 2004	—	—	23,182,020	116,841	(55,292)	61,549

Issuance of common stock at $0.86 to $7.20 per share	—	—	904,348	5,109	—	5,109
Net income	—	—	—	—	5,402	5,402

Balance at May 29, 2005	—	$—	24,086,368	$121,950	$(49,890)	$72,060

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	May 29,	May 30,	May 25,	October 27,
	2005	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,402	$2,900	$1,791	$(1,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,467	3,705	2,041	3,500
Loss from discontinued operations	—	—	—	1,688
Write down of goodwill	—	129	—	—
Net loss (gain) on disposal of property and equipment	149	(57)	(7)	(62)
Minority interest	414	537	235	525
Exit of domestic commodity vegetable business	—	—	898	—
Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
Accounts receivable, net	(532)	1,964	1,727	(4,879)
Inventory	1,310	250	(2,140)	4,518
Issuance of notes and advances receivable	(448)	(1,041)	(1,945)	(1,914)
Collection of notes and advances receivable	1,250	2,707	4,330	2,385
Prepaid expenses and other current assets	(515)	58	2,456	63
Accounts payable	2,553	1,020	2,428	(5,729)
Grower payables	—	(3,234)	(3,226)	3,615
Related party payables	363	(202)	182	(58)
Accrued compensation	337	347	(295)	(128)
Other accrued liabilities	(365)	(1,425)	(3,840)	(2,500)
Deferred revenue	(337)	(147)	(2,496)	593

Net cash provided by operating activities	13,048	7,511	2,139	130

Cash flows from investing activities:
Purchases of property and equipment	(3,658)	(3,393)	(1,236)	(2,546)
Acquisition of businesses, net of cash acquired	—	—	(383)	(491)
Decrease (increase) in restricted cash	—	2,382	—	(1,450)
Issuance of notes and advances receivable	—	(20)	(22)	—
Collection of notes and advances receivable	408	363	—	—
Proceeds from the sale of property and equipment	22	3	31	2,192
Purchase of marketable securities	(1,968)	—	—	—
Net proceeds from the sale of Dock Resins	—	—	—	9,406

Net cash (used in) provided by investing activities	(5,196)	(665)	(1,610)	7,111

Cash flows from financing activities:
Proceeds from sale of common stock	5,109	746	149	7,611
Proceeds from the exercise of subsidiary options	50	103	—	20
Net change in other assets	(140)	(284)	(15)	155
Borrowings on lines of credit	59,441	136,521	21,851	25,272
Payments on lines of credit	(64,758)	(138,448)	(24,705)	(30,786)
Payments on long term debt	(1,791)	(2,658)	(1,730)	(10,419)
Proceeds from issuance of long term debt	1,200	87	535	60
Payments to minority interest	(550)	(154)	(764)	—

Net cash used in financing activities	(1,439)	(4,087)	(4,679)	(8,087)

Net increase (decrease) in cash and cash equivalents	6,413	2,759	(4,150)	(846)
Cash and cash equivalents at beginning of year	6,458	3,699	7,849	8,695

Cash and cash equivalents at end of year	$12,871	$6,458	$3,699	$7,849

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$511	$843	$1,154	$1,554

Cash paid during the period for income taxes	$50	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Sale of equipment for note receivable	$—	$171	$703	$—

Conversion of Series A preferred stock to common stock	$—	$—	$9,149	$—

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$—	$464	$219	$412

Conversion of Series B preferred stock to common stock	$—	$5,995	$—	$—

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization
      Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut and whole produce to retailers and foodservice companies primarily, in the United States and Canada through its Apio, Inc. (“Apio”) subsidiary.

Basis of Presentation

Basis of Consolidation
      The consolidated financial statements comprise the accounts of Landec Corporation and its subsidiaries, Apio and Landec Ag. All material inter-company transactions and balances have been eliminated.
      On February 20, 2003, the Board of Directors of the Company approved a change in the Company’s fiscal year end from a fiscal year including 52 or 53 weeks that ends on the last Sunday in October to a fiscal year including 52 or 53 weeks that ends on the last Sunday in May. As a result, the Company’s fiscal year end for 2005 was May 29, 2005.

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

Discontinued Operations
      The income statement accounts of Dock Resins Corporation, (“Dock Resins”), the Company’s former specialty chemicals subsidiary that was sold on October 24, 2002, have been reclassified to discontinued operations in accordance with Accounting Principles Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), in the accompanying Statements of Operations.

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

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements and the reported results of operations during the reporting period. Actual results could differ materially from those estimates.
      For instance, the carrying value of notes and advances receivable are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops. The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance, note receivable or investment.

Concentrations of Risk
      Cash and cash equivalents, marketable securities, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses.
      Several of the raw materials used to manufacture the Company’s products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers and substrate materials for the production of Intelimer packaging used on a multitude of Apio value-added products. In addition, a majority of the hybrid corn varieties sold by Landec Ag are sourced from a single seed producer.
      During the fiscal year ended May 29, 2005, sales to the Company’s top five customers accounted for approximately 42% of total revenue, with the top customer, Costco Wholesale Corporation from the Food Products Technology segment, accounted for approximately 15% of total revenues. In addition, approximately 24% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 29, 2005 Costco Wholesale Corporation represented approximately 18% of total accounts receivable.
      During the fiscal year ended May 30, 2004, sales to the Company’s top five customers accounted for approximately 40% of total revenue, with the top customers, Sam’s Club and Costco Wholesale Corporation from the Food Products Technology segment, each accounting for approximately 12% of total revenues. In addition, approximately 25% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 30, 2004 Costco Wholesale Corporation and Sam’s Club represented approximately 15% and 13%, respectively, of total accounts receivable.

Impairment Of Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flow expected to be generated from the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value.
      The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no impairment has been recorded.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments
      The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 29, 2005.

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The changes in the Company’s allowances for doubtful accounts are summarized in the following table.

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

Year ended October 27, 2002
Allowance for doubtful accounts receivable and notes receivable	$1,105	$1,313	$(1,172)	$1,246
Seven months ended May 25, 2003
Allowance for doubtful accounts receivable and notes receivable	$1,246	$263	$(902)	$607
Year ended May 30, 2004
Allowance for doubtful accounts receivable and notes receivable	$607	$276	$(423)	$460
Year ended May 29, 2005
Allowance for doubtful accounts receivable and notes receivable	$460	$80	$(182)	$358

Revenue Recognition
      Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts.
      Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), (SAB 104). Initial license fees are deferred and amortized over the period of the agreement to revenue when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.
      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement,

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 104. The $1.9 million cumulative effect of the change in accounting principle, calculated as of November 1, 1999, was reported as a charge in the year ended October 29, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000 the impact of the change in accounting was to increase net loss by approximately $1.5 million, or $0.10 per share, comprised of the $1.9 million cumulative effect of the change as described above ($0.12 per share), net of $374,000 of the related deferred revenue which was recognized as “recycled” revenue during 2000 ($0.02 per share). “Recycled” revenue refers to revenue that had previously been recognized as licensing revenue in the Company’s financial statements, but as a result of the Company’s adoption of SAB 104, was reversed through a cumulative effect of a change in accounting in fiscal year 2000 and is now being recognized as revenue over the research and development period and/or the supply period commitment of the agreement, whichever is longer.
      During the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003 and the fiscal year ended October 27, 2002, $88,000, $88,000, $51,000 and $302,000, respectively, of the related deferred revenue was recognized as “recycled” revenue. The remainder of the related deferred revenue will be recognized as revenue per fiscal year as follows: $88,000 per year for 2006 through 2012, and $21,000 for fiscal year 2013.
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

Notes to Consolidated Financial Statements

Cash, Cash Equivalents and Marketable Securities
      The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Short-term marketable securities consist of high quality corporate debt securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as marketable securities on the consolidated balance sheet as of May 29, 2005 and are carried at fair market value. Unrealized gains and losses are reported as a component of shareholders’ equity and were immaterial in fiscal year 2005. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were immaterial in fiscal year 2005. The cost of securities sold is based on the specific identification method.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 29, 2005 and May 30, 2004 inventories consisted of (in thousands):

	May 29,	May 30,
	2005	2004

[PRIVATE]
Finished goods	$6,132	$7,350
Raw materials	3,655	3,805
Work in process	130	72

Inventory	$9,917	$11,227

      If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense
      The Company defers certain costs related to direct-response advertising of Landec Ag’s hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal year 2005, fiscal year 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 was $2.2 million, $2.1 million, $1.4 million and $1.9 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at May 29, 2005 and May 30, 2004 was $192,000 and $153,000, respectively.

Notes and Advances Receivable
      Apio has made advances to fruit growers for the development of orchards, to produce growers for crop and harvesting costs and to the buyer of the fruit processing facility (see Note 3). Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions
      Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Apio Fresh, a related party, for sale to third parties. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of May 29, 2005 and May 30, 2004

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and for the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003 and the fiscal year ended October 27, 2002.
      Apio leases, for approximately $1.0 million on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003 and the fiscal year ended October 27, 2002, the Company subleased all of the land leased from the Apio CEO and received sublease income of $1.0 million, $1.3 million, $816,000 and $989,000, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.
      Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003 (see Note 3). The Apio CEO is a 12.5% owner in Apio Fresh. During fiscal years 2005 and 2004, the Company recognized revenues of $238,000 and $890,000, respectively, from the sale of products to Apio Fresh and royalty revenues of $233,000 and $257,000, respectively, from the use by Apio Fresh of Apio’s trademarks. The related accounts receivable is classified as related party in the accompanying Consolidated Balance Sheets as of May 29, 2005 and May 30, 2004.
      In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in minority interest as of May 29, 2005 and May 30, 2004 is $201,000 and $214,000, respectively, related to the Apio CEO’s ownership interest.
      All related party transactions are monitored monthly by the Company and approved by the Audit Committee of the Board of Directors.

Property and Equipment
      Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally three to thirty years for buildings and leasehold improvements and three to seven years for furniture and fixtures, computers, capitalized software, machinery, equipment and autos. Leasehold improvements are amortized over the lesser of the economic life of the improvement or the life of the lease on a straight-line basis.
      The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. No software development costs were capitalized during the fiscal years ended May 29, 2005.

Intangible Assets
      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During fiscal year 2005, the Company completed its third annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of May 29, 2005.

Deferred Revenue
      Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At May 29, 2005, approximately $97,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $638,000 as a liability for deferred license fee revenues and $372,000 for advances on ground lease payments from growers. Of the deferred license fee amount, approximately $550,000 will be recognized subsequent to fiscal 2006 and has been included in other liabilities.
      At May 30, 2004, approximately $76,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $725,000 as a liability for deferred license fee revenues and $643,000 for advances on ground lease payments from growers.

Minority Interest
      In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.5 million at May 29, 2005 and $1.6 million at May 30, 2004 represents the limited partners’ interest in Apio Cooling LP.

Per Share Information
      Financial Accounting Standards Board issued Statement No. 128, “Earnings Per Share” (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common share outstanding. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted common equivalent shares consist of convertible preferred stock and stock options using the treasury stock method. Due to the Company’s net loss in the fiscal year ended October 27, 2002 net loss per share includes only weighted average shares outstanding.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of diluted net income per share for those periods in which the Company reported net income (in thousands, except per share amounts):

	Fiscal Year	Fiscal Year	Seven Months
	Ended	Ended	Ended
	May 29,	May 30,	May 25,
	2005	2004	2003

Numerator:
Net income	$5,402	$2,900	$1,791
Less: Minority interest in income of subsidiary	(294)	(116)	(305)

Net income for diluted net income per share	$5,108	$2,784	$1,486
Denominator:
Weighted average shares for basic net income per share	23,705	21,396	20,948
Effect of dilutive securities:
Stock options	909	602	109
Convertible preferred stock	—	1,558	1,569

Total dilutive common shares	909	2,160	1,678
Weighted average shares for diluted net income per share	24,614	23,556	22,626
Diluted net income per share	$0.21	$0.12	$0.07
      Options to purchase 622,452, 1,370,178 and 3,741,024 shares of Common Stock at a weighted average exercise price of $6.78, $6.31 and $4.91 per share were outstanding during fiscal years ended May 29, 2005 and May 30, 2004 and for the seven months ended May 25, 2003, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.
      The computation of diluted net loss per share for fiscal year ended October 27, 2002 excludes the impact of options to purchase 164,371 shares of common stock and the conversion of the Convertible Preferred Stock which was convertible into 3.2 million shares of common stock at October 27, 2002, as such impacts would be antidilutive for this period.

Cost of Sales
      The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.

Research and Development Expenses
      Costs related to both research contracts and Company-funded research is included in research and development expenses. Costs to fulfill research contracts generally approximate the corresponding revenue. Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses and corporate allocations.

Accounting for Stock-Based Compensation
      The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has elected to follow APB 25 in accounting for its employee stock options.
      Under APB 25, no compensation expense is recognized in the Company’s financial statements unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant.
      Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by Statement of Financial Accounting Standard No. 123 (SFAS No. 123). The fair value of options granted in fiscal years 2005 and 2004, the seven months ended May 25, 2003 and fiscal year 2002 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Landec Employee Stock Options

	Fiscal Year	Fiscal Year	Seven Months	Seven Months	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	May 29,	May 30,	May 25,	June 2,	October 27,
	2005	2004	2003	2002	2002

				(Unaudited)
Expected life (in years)	4.38	6.02	5.89	5.40	5.43
Risk-free interest rate	3.70%	3.09%	2.81%	4.41%	4.00%
Volatility	0.57	0.57	0.80	0.86	0.84
Dividend yield	0%	0%	0%	0%	0%
      The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.
      The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and fiscal year ended October 27, 2002 is a result of basing the volatility on Landec’s stock price.
      The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 was $3.54, $2.89, $1.63 and $2.48 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 was $1.98, $0.88, $1.65 and $1.44 per share, respectively. The weighted average estimated fair value of options granted under the Landec Ag Stock Plan during the fiscal year ended May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 was $0.23, $0.16 and $0.30 per share, respectively. No options were granted under the Landec Ag Stock Plan in fiscal year 2005. The weighted average estimated fair value of options granted under Apio Stock Plan during the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 was $0.52 and $0.72 per share, respectively. There were no grants under the Apio Stock Plan during fiscal years 2005 and 2004.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

			Seven Months	Seven Months
	Year Ended	Year Ended	Ended	Ended	Year Ended
	May 29,	May 30,	May 25,	June 2,	October 27,
	2005	2004	2003	2002	2002

				(Unaudited)
Net income (loss) — as reported	$5,402	$2,900	$1,791	$1,502	$(1,487)
Deduct:
Stock-based employee expense determined under SFAS 123	(1,511)	(961)	(546)	(1,221)	(1,887)

Pro forma net income (loss)	$3,891	$1,939	$1,245	$281	$(3,374)

Basic net income (loss) per share — as reported	$0.23	$0.11	$0.08	$0.07	$(0.10)

Diluted net income (loss) per share — as reported	$0.21	$0.12	$0.07	$0.06	$(0.10)

Basic pro forma net income (loss) per share	$0.16	$0.07	$0.05	$0.00	$(0.21)

Diluted pro forma net income (loss) per share	$0.15	$0.08	$0.04	$0.00	$(0.21)

      The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years due to the impact of granting options in future periods.

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the new standard effective in the second quarter of fiscal year 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.
      Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its stock option plans. Although the Company has not yet determined the method of adoption or the effect of

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adopting SFAS 123R, the Company expects that the adoption of SFAS 123R may have a material impact on the Company’s consolidated results of operations. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.	Discontinued Operations
      In October 2002, the Company sold Dock Resins for $14.5 million ($10.2 million net of debt not assumed and before expenses). As a result of this sale, the financial results of Dock Resins have been included in the consolidated statement of operations as a discontinued operation for the year ended October 27, 2002.
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

3.	Exit of Fruit Processing and Domestic Commodity Vegetable Businesses
      In June 2002, the Company sold an idle fruit processing facility for $2.2 million and recorded a gain on the sale of $436,000 which is included in selling, general and administrative expense for fiscal year 2002 in the Consolidated Statements of Operations. In December 2002, the Company sold a portion of the fruit processing equipment and the rights to the Company’s Great Whitestm trademark to the purchaser of the facility for $703,000 resulting in a net gain of $39,000. The portion of the fruit equipment that was not sold is being used in Apio’s value-added vegetable business.
      During fiscal year 2003, management of Landec decided to exit its domestic vegetable business in order to focus on Apio’s growing value–added specialty packaging and export businesses. The Company recorded a charge of $1.1 million in fiscal year 2003, primarily for the writedown of inventory that the Company would no longer be able to sell as a result of exiting this business and the writedown of notes receivable that the Company determined would be uncollectible as a result of the Company no longer continuing this business.
      Effective June 30, 2003, the Company exited the selling of domestic commodity vegetable products and sold certain assets associated with this business to Apio Fresh LLC (“Apio Fresh”). Apio Fresh is owned by a group of entities and persons that supply produce to Apio. One of the owners of Apio Fresh is Apio’s CEO (see Note 1). Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from the Company at their net book value of approximately $410,000 in exchange for notes receivables due in monthly installments over 24 months. In addition, Apio will be providing information technology service to Apio Fresh for 36 months in exchange for a note receivable for $235,000. This amount has been recorded to deferred revenue and will be recognized ratably over the 36- month term of the agreement. In connection with the sale, Apio Fresh will pay the Company an on-going royalty fee ($233,000 and $257,000 during fiscal years 2005 and 2004, respectively) per carton sold for the use of Apio’s brand names. Apio Fresh and its owners, who are also growers, also entered into a long-term supply agreement with the Company to supply produce to Apio for its fresh-cut, value-added business. As a result of the sale, the Company recorded during the first quarter of fiscal year 2004, a write down of goodwill of $129,000 allocable to this business.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Licensing Agreement
      On September 3, 2004, the Company entered into a multi-year joint technology and licensing agreement with Chiquita Brands International, Inc. (“Chiquita”) to provide Landec’s Intelimer packaging technology for Chiquita bananas. The Company began selling its technology products to Chiquita during the fourth quarter of fiscal year 2005. The revenues from this agreement were not material in fiscal year 2005. In addition, the two companies entered into a stock purchase agreement, whereby the Company sold to Chiquita 486,111 shares of Landec Common Stock on October 14, 2004 for $3.5 million in cash.

5.	Sale of Land
      On April 12, 2005, the Company sold farm land in the Santa Maria Valley area for $1.1 million in cash. The sale of land resulted in a gain of $713,000 which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. This land was acquired earlier in fiscal year 2005 when the Company foreclosed on the land that was securing the note receivable due to non payment of the note.

6.	Notes and Advances Receivable

	May 29,	May 30,
	2005	2004

Notes and advances receivable at May 29, 2005 and May 30, 2004 consisted of the following (in thousands):
Note receivable due from buyer of fruit processing equipment in annual installments of $98,143 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets(2)	$507	$608
Note receivable from grower, with principal and interest at the prime rate plus 3%, payments to be withheld from proceeds derived from crop sales, due through October 31, 2005, secured by crops(1)	216	170
Note receivable due from grower in annual installments of $33,437 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured(1)	117	144
Note receivable due from Apio Fresh (related party) in monthly installments of $7,043 including interest at 5%, with final payment due June 30, 2006, secured by lien and security interest(2)	89	167
Notes receivable due from growers, with principal and interest of prime rate plus 1.75%, secured by their respective partnership interest in Apio Cooling LP. Payments to be deducted from partnership distributions until notes are paid in full, with balances due December 31, 2008(1)	34	154
Note receivable due from buyer of fruit processing equipment in annual installments of $2,857 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009(2)	15	17
Note receivable due from Apio Fresh (related party) in monthly installments of $7,512 including interest at 5%, with final payment due June 30, 2005, secured by lien and security interest(2)	8	95
Note receivable due from grower bearing interest at 7%. Principal and interest payment of $300,000 received June 14, 2004, with final principal and interest payment due September 17, 2004, secured by deed of trust(1)	—	439
Various notes receivable from growers bearing no interest on cartons in inventory, payments to be withheld based on carton usage, secured by carton inventory(1)	—	188

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 29,	May 30,
	2005	2004

Notes receivable due from grower in monthly installments of $33,333 plus interest at prime rate plus 1.0%, with final payment due on October 31, 2004, secured by leasehold rights(1)	—	162
Note receivable due from grower with payment due on October 20, 2003 of $116,595 plus interest at prime rate plus 1.0%, and final payment of $60,714 due October 20, 2004 plus interest at prime rate plus 1.0% secured by leasehold rights(1)	—	62
Short term advances and other from Apio Fresh (related party)(2)	—	140

Gross notes and advances receivable	986	2,346
Less allowance for doubtful notes	(45)	(195)

Net notes and advances receivable	941	2,151
Less current portion of notes and advances receivable, including related party note	(508)	(1,450)

Non-current portion of notes and advances receivable	$433	$701

(1)	Represents notes and advances receivable associated with operating activities.

(2)	Represents notes and advances receivable associated with investing activities.

7.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	Years of	May 29,	May 30,
	Useful Life	2005	2004

Land and building	15-30	$11,051	$11,096
Leasehold improvements	3-20	1,177	1,475
Computer, capitalized software, machinery, equipment and auto	3-7	20,403	21,221
Furniture and fixtures	5-7	428	525
Construction in process		142	27

Gross property and equipment		33,201	34,344
Less accumulated depreciation and amortization		(15,926)	(16,003)

Net property and equipment		$17,275	$18,341

      Depreciation expense for the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003 and the fiscal year ended October 27, 2002 was $3.4 million, $3.4 million, $1.9 million and $3.3 million, respectively. Equipment under capital leases, which is the security for the related lease obligation, at May 29, 2005 and May 30, 2004 was $103,000 and $623,000, respectively. The related accumulated amortization for equipment under capital leases is $37,000 and $503,000, respectively. Amortization related to capitalized software was $742,000, $989,000, $577,000 and $44,000, respectively, for fiscal years ended May 29, 2005, May 30, 2004, the seven months ended May 25, 2003 and the fiscal year ended October 27, 2002.
      On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. The Company has been actively seeking buyers for this land and is committed to

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
selling the property (see Note 16). Accordingly, the land and related fruit trees and grape vines have been shown as assets held for sale in the accompanying Consolidated Balance Sheets.

8.	Intangible Assets
      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002.
      Changes in the carrying amount of goodwill for the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002 by reportable segment, are as follows (in thousands):

	Food	Agricultural
	Products	Seed
	Technology	Technology	Total

Balance as of October 28, 2001	$19,175	$2,827	$22,002
Workforce and customer base reclassified	2,187	1,062	3,249
Goodwill acquired during the period	—	482	482

Balance as of October 27, 2002	21,362	4,371	25,733
Goodwill acquired during the period	—	383	383

Balance as of May 25, 2003	21,362	4,754	26,116
Goodwill disposed during the period	(129)	—	(129)

Balance as of May 30, 2004	21,233	4,754	25,987
Goodwill disposed during the period	—	—	—

Balance as of May 29, 2005	$21,233	$4,754	$25,987

      Information regarding Landec’s other intangible assets is as follows (in thousands):

	May 29, 2005			May 30, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Unamortized Intangible Assets
Trademark	$13,300	$(1,730)	$11,570	$13,300	$(1,730)	$11,570
Amortized Intangible Assets
Other	434	(376)	58	617	(532)	85

	$13,734	$(2,106)	$11,628	$13,917	$(2,262)	$11,655

      Amortization expense, including amortization of other assets, for fiscal years 2005 and 2004 was $103,000 and $218,000 for Food Products Technology and $1,000 and $41,000 for Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, was $77,000, $259,000, $141,000 and $199,000 for the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002, respectively.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity
      Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock
      The Company has authorized two million shares of preferred stock, and as of May 29, 2005 has no outstanding preferred stock.

Common Stock, Stock Purchase Plans and Stock Option Plans
      At May 29, 2005, the Company had 5,225,187 common shares reserved for future issuance under Landec stock option plans (5,063,534) and employee stock purchase plans (161,653).
      The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provides that each person who becomes a employee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she shall have served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. The Directors’ Plan, as amended in 1998 and 2003, authorizes the issuance of 800,000 shares under the plan. Options granted under this plan are exercisable and vest upon grant.
      The 1996 Non-Executive Stock Option Plan authorizes the Board of Directors to grant non-qualified stock options to employees, including executive officers, and outside consultants of the Company. The exercise price of the options will be equal to the fair market value of the Company’s Common Stock on the date the options are granted. As amended in 1999, 1,500,000 shares are authorized to be issued under this plan. Options are generally exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.
      In November 1996, the Company’s Board of Directors approved the 1996 Stock Option Plan. Under this plan, the Board of Directors of Landec may grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec’s Common Stock on the date the options are granted. The plan, as amended, authorizes the issuance of 2,000,000 shares of Landec Common Stock under the plan. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested.
      On April 15, 2005, the Board of Directors of the Company approved the accelerated vesting of all unvested options previously granted to employees under the Company’s 1996 Stock Option Plans (collectively, the “Plans”) which have an exercise price greater than $6.25 (the “Acceleration”) the closing price of the Company’s Common Stock on April 15, 2005.
      Pursuant to the Acceleration, options granted under the Plans to purchase 192,026 shares of the Company’s common stock that would otherwise have vested at various times within the next three years became fully vested. As a result of the Board’s decision to approve the Acceleration, each option agreement underlying options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remains in full force and effect. On the date of the Acceleration no compensation expense was recorded because the fair market value of the Company’s Common Stock was below the exercise price of the options that were accelerated.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2000, the Company’s Board of Directors approved the New Executive Stock Option Plan. Under this plan, the Board of Directors may grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options may be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec’s Common Stock on the date the options are granted. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested. 210,000 shares are authorized to be issued under this plan.
      Activity under all Landec Stock Option Plans is as follows:

		Outstanding Options

			Weighted
	Options		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance at October 28, 2001	1,404,268	4,010,766	$4.93
Options granted	(430,739)	430,739	$3.44
Options exercised	—	(71,574)	$0.86
Options forfeited	334,581	(334,581)	$4.91
Expired in 1988 Plan	(85,760)	—	—

Balance at October 27, 2002	1,222,350	4,035,350	$4.85
Options granted	(375,000)	375,000	$2.34
Options exercised	—	(23,600)	$0.66
Options forfeited	332,506	(332,506)	$5.06

Balance at May 25, 2003	1,179,856	4,054,244	$4.63
Additional shares reserved	400,000	—
Options granted	(161,000)	161,000	$5.20
Options exercised	—	(152,659)	$2.68
Options forfeited	139,824	(139,824)	$4.77
Expired in 1988 Plan	(20,135)	—

Balance at May 30, 2004	1,538,545	3,922,761	$4.81
Options granted	(625,000)	625,000	$6.54
Options exercised	—	(397,772)	$3.80
Options forfeited	27,493	(27,493)	$4.98

Balance at May 29, 2005	941,038	4,122,496	$5.08

      At May 29, 2005, May 30, 2004, May 25, 2003 and October 27, 2002, options to purchase 3,636,106, 3,274,455, 3,161,710, and 3,249,878 of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about Landec options outstanding and exercisable at May 29, 2005.

	Options Outstanding

		Weighted
		Average	Weighted
		Contractual	Average
	Number of	Life	Exercise
Range of Exercise Prices	Shares	(In Years)	Price

$0.86 - $3.180	548,728	6.61	2.48
$3.25 - $3.400	428,600	5.30	3.38
$3.47 - $4.938	448,256	5.61	4.30
$5.00 - $5.000	755,191	2.59	5.00
$5.25 - $6.130	434,700	6.38	6.03
$6.25 - $6.250	865,000	0.53	6.25
$6.45 - $7.625	642,021	6.93	6.85

$0.86 - $7.625	4,122,496	4.38	5.08

	Options Exercisable

		Weighted
		Average
	Number of	Exercise
Range of Exercise Prices	Shares	Price

$0.86 - $3.180	433,019	2.53
$3.25 - $3.400	420,474	3.38
$3.47 - $4.938	405,701	4.36
$5.00 - $5.000	755,191	5.00
$5.25 - $6.130	114,700	5.82
$6.25 - $6.250	865,000	6.25
$6.45 - $7.625	642,021	6.85

$0.86 - $7.625	3,636,106	5.10
      Employee Stock Purchase Plan. The Company has an employee stock purchase plan which permits eligible employees to purchase Common Stock, which may not exceed 10% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the Company’s Common Stock at the beginning of the offering period or on the purchase date. As of May 29, 2005, 813,347 shares have been issued under the Purchase Plan.
      Landec Ag Stock Plan. Under the 1996 Landec Ag Stock Plan, the Board of Directors of Landec Ag may grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Landec Ag’s common stock as determined by Landec Ag’s Board of Directors. 2,000,000 shares are authorized to be issued under this plan. Options generally are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under the Landec Ag Stock Option.

		Outstanding Options

			Weighted
			Average
	Options	Number of	Exercise
	Available	Shares	Price

Balance at October 28, 2001	293,618	1,580,300	$0.35
Options granted	(20,000)	20,000	$1.00
Options exercised	—	(200,000)	$0.10
Options forfeited	10,530	(10,530)	$0.42

Balance at October 27, 2002	284,148	1,389,770	$0.39
Options granted	(57,000)	57,000	$1.00
Options exercised	—	—	—
Options forfeited	1,770	(1,770)	$1.00

Balance at May 25, 2003	228,918	1,445,000	$0.41
Options granted	(10,000)	10,000	$1.50
Options exercised	—	—	—
Options forfeited	195,150	(195,150)	$0.50

Balance at May 30, 2004	414,068	1,259,850	$0.41
Options granted	—	—	—
Options exercised	—	(503,895)	$0.10
Options forfeited	165,855	(165,855)	$1.00

Balance at May 29, 2005	579,923	590,100	$0.71
      At May 29, 2005, options to purchase 566,499 shares with an average exercise price of $0.70 per share of Landec Ag’s common stock were vested. For the options outstanding at May 29, 2005, 74,000 options were granted with an exercise price of $0.10, 131,900 options were granted with an exercise price of $0.20 and 384,200 were granted with an exercise price of $1.00. As of May 29, 2005, the Company has 1,171,023 common shares reserved for future issuance under the Landec Ag stock option plan.
      Apio Stock Plan. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan (“1999 Plan”). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio’s common stock as determined by Apio’s Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 29, 2005, options for two million shares had been granted at an exercise price of $2.10 per share.
      In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan (“2000 Plan”) was authorized by Apio’s Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 29, 2005, options for 327,322 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options

			Weighted
			Average
	Options	Number of	Exercise
	Available	Shares	Price

Balance at October 28, 2001	1,212,522	2,786,895	$2.10
Options granted	(75,000)	75,000	$2.10
Options exercised	—	—	—
Options forfeited	73,251	(73,251)	$2.10

Balance at October 27, 2002	1,210,773	2,788,644	$2.10
Options granted	(100,000)	100,000	$2.10
Options exercised	—	—	—
Options forfeited	373,019	(373,019)	$2.10

Balance at May 25, 2003	1,483,792	2,515,625	$2.10
Options granted	—	—	—
Options exercised	—	(49,166)	$2.10
Options forfeited	79,680	(79,680)	$2.10

Balance at May 30, 2004	1,563,472	2,386,779	$2.10
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	59,457	(59,457)	$2.10

Balance at May 29, 2005	1,622,929	2,327,322	$2.10
      At May 29, 2005, options to purchase 2,284,207 shares of Apio common stock were vested. As of May 29, 2005, the Company has 3,950,251 common shares reserved for future issuance under the Apio stock option plans.

10.	Debt

Revolving debt
      On August 20, 2003, Apio entered into a $12 million revolving line of credit (borrowings are based on Apio’s accounts receivable levels) and a $3.0 million equipment line of credit (the “Lines”) with Wells Fargo Business Credit, Inc. At May 30, 2004, $5.3 million was outstanding under these Lines.
      On September 1, 2004, Apio entered into with Wells Fargo Bank N.A. (“Wells Fargo”) a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the equipment line of credit with Wells Fargo Business Credit (collectively the “Loan Agreement”). Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (5.375% at May 29, 2005). The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests, including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. Concurrently with entering into this agreement with Wells Fargo, the Company paid off and terminated its lines of credit with Wells Fargo Business Credit. At May 29, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.375 (6.375% at May 29, 2005). Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 29, 2005 and May 30, 2004, no amounts were outstanding under this revolving line of credit.
      The weighted average interest rate on the Company’s lines of credit was 5.38%, 5.51% and 5.46% for the fiscal year ended May 30, 2004, the seven months ended May 25, 2003 and for the fiscal year ended October 27, 2002, respectively. No amounts were outstanding under the Company’s lines of credit as of May 29, 2005.
      In addition, under a $1.0 million equipment line, $600,000 of equipment was purchased by Landec Ag and in June 2001, that $600,000 was converted into a four-year, 8% per annum term note. As of May 30, 2004, $178,000, was outstanding under this term note, this note was repaid during fiscal year 2005.

Long-Term Debt
      Long-term debt consists of the following (in thousands):

	May 29,	May 30,
	2005	2004

Note payable of Apio to a commercial finance company; due in monthly installments of approximately $11,000 including interest at 5.12% with final payment due December 2019	$1,400	$1,471
Note payable of Apio to a bank; due in monthly installments of $33,333 including interest at 4.96% with final payment due August 2007	934	—
Note payable of Apio to a bank; due in monthly installments of approximately $7,000 including interest at 5.64% with final payment due December 2015	675	724
Capitalized lease obligations with interest rates ranging from 5.90% to 19.45%	79	122
Contractual obligation to former owners of Apio; due in annual installments of $1,235,000 through January 2, 2005	—	1,132
Various notes payable with interest rates ranging from 8.00% to 9.38%	—	230

	3,088	3,679
Less current portion	(548)	(1,505)

	$2,540	$2,174

      Maturities of long-term debt, including obligations under capital lease agreements, for each year presented are as follows (in thousands):

FY 2006	$548
FY 2007	544
FY 2008	286
FY 2009	139
FY 2010	143
Thereafter	1,428

$3,088

      The contractual obligation of $1.2 million to former shareholders of Apio is non-interest bearing and accordingly has been discounted at Apio’s incremental borrowing rate resulting in a discounted value of $1.1 million at May 30, 2004. In June 2001, under provisions of the acquisition agreement, because Landec’s

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average closing stock price was below $6.00 during June 2001, the Company increased its obligation to the former owners of Apio by $700,000 ($591,000 on a discounted basis), $175,000 of which was outstanding at May 30, 2004 and is included in the $1.2 million referenced above.
      The term debt and revolving note agreements contains various financial covenants including minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios.
      Landec has pledged substantially all of Apio’s and Landec Ag’s assets to secure their term debt.

11.	Income Taxes
      The Company has recorded an income tax benefit in the amount of $45,000 for the fiscal year ended May 29, 2005, which is included in other (expense)/income in the accompanying Consolidated Statements of Operations. The Company recorded an income tax provision in the amount of $50,000 for the year ended May 30, 2004. No provision was recorded for the seven months ended May 25, 2003 and the year ended October 27, 2002.
      The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

			Seven Months
	Year Ended	Year Ended	Ended	Year Ended
	May 29,	May 30,	May 25,	October 27,
	2005	2004	2003	2002

Provision at U.S. statutory rate of 34%	$1,839	$1,003	$614	$(506)
State income taxes, net of federal benefit	315	172	114	(85)
Change in valuation allowance	(2,017)	(703)	(666)	564
Tax credit carryforwards	(200)	(396)	(49)	—
Other	18	(26)	(13)	27

Total	$(45)	$50	$—	$—

      As of May 29, 2005, the Company had federal and state net operating loss carryforwards of approximately $46.9 million and $12.5 million, respectively. These losses expire in different periods through 2025, if not utilized. The Company also had federal and state tax credit carryforwards of approximately $1.5 million and $1.3 million, respectively. The research and development tax credit carryforwards expire in different periods through 2025 for federal purposes and have an unlimited carryforward period for state purposes. The other state tax credit carryforwards expire in different periods through fiscal year 2013.
      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	May 29,	May 30,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$16,700	$12,700
Research and AMT credit carryforwards	2,300	2,100
Capitalized research and development	100	100
Other — net	(3,200)	300

Net deferred tax assets	15,900	15,200
Valuation allowance	(15,900)	(15,200)

Net deferred tax assets	$—	$—

      Included in the other net deferred tax assets is approximately $4.2 million of deferred tax liabilities that primarily relate to book/tax basis differences in fixed assets and intangibles.
      Due to the Company’s limited earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The change in the valuation allowance was an increase of $700,000, a decrease of $1.3 million, an increase of $1.0 million, and a decrease of $400,000 for the fiscal years ended May 29, 2005 and May 30, 2004, for the seven months ended May 25, 2003 and for the fiscal year October 27, 2002, respectively. Approximately $400,000 of the valuation allowance for deferred tax assets as of May 29, 2005 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12.	Commitments and Contingencies

Operating Leases
      Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2010. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at May 29, 2005 are as follows (in thousands):

Amount

FY 2006	$606
FY 2007	612
FY 2008	324
FY 2009	281
FY 2010	168

$1,991

      Rent expense for operating leases, including month to month arrangements was $1.6 million for the fiscal year ended May 29, 2005, $1.4 million for the fiscal year ended May 30, 2004, $883,000 for the seven months ended May 25, 2003 and $1.3 million for the fiscal year ended October 27, 2002.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Leases
      Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2006. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through October 2006. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 29, 2005 are as follows (in thousands):

	Minimum	Sublease
	Lease	Rents
	Payments	Receivable	Net

FY 2006	$612	$(635)	$(23)
FY 2007	207	(220)	(13)

	$819	$(855)	$(36)

      Rent expense for land leases net of sublease rents, including month to month arrangements was $51,000 for the fiscal year ended May 29, 2005, $16,000 for the fiscal year ended May 30, 2004, $125,000 for the seven months ended May 25, 2003 and $378,000 for the fiscal year ended October 27, 2002.

Employment Agreements
      Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $890,000 at May 29, 2005 and $197,000 at May 30, 2004.

Licensing Agreement
      In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2005 through 2012.

Purchase Commitments
      At May 29, 2005, the Company was committed to purchase $816,000 of produce during fiscal year 2006 in accordance with contractual terms.

13.	Employee Savings and Investment Plans
      The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees.
      Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary. In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. Participants are at all times fully vested in their contributions. The Company’s contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal years ended May 29, 2005 and May 30, 2004, the seven months ended May 25, 2003 and for the fiscal year ended October 27, 2002, the Company contributed $294,000, $287,000, $171,000 and $126,000, respectively, to the Landec Plan.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had also sponsored a 401(k) plan available to substantially all of Apio’s employees (“Apio Plan”). The plan’s participants could contribute from 1% to 50% of their salary, up to the IRS limitation into designated investment funds. Apio, in turn, contributed an amount, as required by the plan, which was a portion of the participant’s contributions. Participants were at all times fully vested in their contributions. Apio’s contribution vested over a six-year period beginning in year two at a rate of 20% per year. In December 2002, the Apio Plan was merged into the Landec Plan and all funds from the Apio Plan were transferred into the Landec Plan at that time. In the seven months ended May 25, 2003, and the fiscal year ended October 27, 2002, Apio contributed $36,000 and $320,000, respectively, to the Apio Plan.

14.	Business Segment Reporting
      Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intelimer packaging technology for the fresh-cut and whole produce industry through its Apio subsidiary. The Agricultural Seed Technology segment markets and distributes hybrid seed corn to the farming industry and is selling seed coatings using Landec’s proprietary Intelimer polymers through Landec Ag and other seed companies. The Corporate and Other segment includes the operations from the Company’s Technology Licensing/ Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Virtually all of the Company’s international sales are to Asia. Operations and identifiable assets by business segment consisted of the following (in thousands):

	Food Products	Agricultural Seed	Corporate and
	Technology	Technology	Other	Total

Fiscal Year Ended May 29, 2005
Net sales	$179,157	$25,648	$425	$205,230
International sales	$48,773	$—	$—	$48,773
Gross profit	$22,195	$9,448	$329	$31,972
Net income (loss)	$5,621	$(316)	$97	$5,402
Identifiable assets	$72,511	$22,711	$4,853	$100,075
Depreciation and amortization	$2,890	$472	$105	$3,467
Capital expenditures	$2,709	$426	$98	$3,233
Interest income	$130	$57	$27	$214
Interest expense	$305	$109	$—	$414
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended May 30, 2004
Net sales	$167,886	$23,641	$565	$192,092
International sales	$48,679	$—	$—	$48,679
Gross profit	$20,231	$9,086	$474	$29,791
Net income (loss)	$3,232	$(241)	$(91)	$2,900
Identifiable assets	$72,088	$19,722	$1,197	$93,007
Depreciation and amortization	$3,110	$484	$111	$3,705
Capital expenditures	$2,997	$320	$76	$3,393
Interest income	$148	$9	$7	$164
Interest expense	$683	$128	$—	$811
Income tax expense (benefit)	$—	$—	$—	$—

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Food Products	Agricultural Seed	Corporate and
	Technology	Technology	Other	Total

Seven Months Ended May 25, 2003
Net sales	$90,431	$21,042	$786	$112,259
International sales	$17,948	$—	$—	$17,948
Gross profit	$11,334	$8,584	$786	$20,704
Net income (loss)	$(1,672)	$3,197	$266	$1,791
Identifiable assets	$76,669	$17,994	$2,224	$96,887
Depreciation and amortization	$1,687	$277	$77	$2,041
Capital expenditures	$988	$222	$26	$1,236
Interest income	$128	$2	$14	$144
Interest expense	$568	$74	$—	$642
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended October 27, 2002
Net sales	$160,596	$19,439	$3,120	$183,155
International sales	$36,273	$—	$—	$36,273
Gross profit	$20,183	$8,037	$3,120	$31,340
Net income (loss) from continuing operations	$(2,134)	$(714)	$3,049	$201
Identifiable assets	$65,489	$15,405	$26,909	$107,803
Depreciation and amortization	$2,822	$507	$171	$3,500
Capital expenditures	$1,774	$634	$138	$2,546
Interest income	$184	$46	$17	$247
Interest expense	$1,440	$109	$2	$1,551
Income tax expense (benefit)	$—	$—	$—	$—
15.     Quarterly Consolidated Financial Information (unaudited)
      The following is a summary of the unaudited quarterly results of operations for fiscal years 2005 and 2004 and the seven months ended May 25, 2003 (in thousands, except for per share amounts):

FY 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2005

Revenues	$46,854	$50,672	$51,532	$56,172	$205,230
Gross profit	$5,741	$5,997	$9,242	$10,992	$31,972
Net income (loss)	$(692)	$(808)	$2,293	$4,609	$5,402
Basic amounts per common share:
Net income/(loss) per basic share	$(0.03)	$(0.03)	$0.10	$0.19	$0.23
Diluted amounts per common share:
Net income/(loss) per diluted share	$(0.03)	$(0.03)	$0.09	$0.17	$0.21

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FY 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2004

Revenues	$41,803	$43,265	$48,587	$58,437	$192,092
Gross profit	$6,082	$5,030	$7,447	$11,232	$29,791
Net income (loss)	$(624)	$(1,583)	$724	$4,383	$2,900
Basic amounts per common share:
Net income/(loss) per basic share	$(0.03)	$(0.08)	$0.03	$0.20	$0.11
Diluted amounts per common share:
Net income/(loss) per diluted share	$(0.03)	$(0.08)	$0.03	$0.17	$0.12

	Three Months	Three Months
	Ended	Ended
	January 26,	April 27,
Seven Months Ended May 25, 2003	2003	2003

Revenues	$41,125	$56,845
Gross profit	$5,723	$12,738
Net income (loss)	$(2,036)	$4,673
Net income/(loss) per basic share	$(0.10)	$0.22
Net income/(loss) per diluted share	$(0.10)	$0.18

16.	Subsequent Events
      On June 29, 2005, the Company entered into an agreement to purchase the assets of Heartland Hybrids, Inc. Under the agreement, the Company will acquire the assets of Heartland Hybrids, which is based in Dassel, MN, for $6.0 million. The consideration at closing will consist of approximately 150,000 shares of Landec Common Stock valued at approximately $1.0 million and cash of $3.8 million. The remaining $1.2 million is in the form of a future cash earn-out based on Heartland Hybrids achieving certain financial targets for fiscal years 2006 and 2007. The acquisition is expected to close before the end of August 2005.
      On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. The Company received $28,000 in cash and promissory notes receivable for $424,500, $56,000 of which is due by December 31, 2005 and the remainder to be paid from net profits from the sale of the grapes with a final payment due on December 31, 2009. Interest accrues at the prime rate and is payable quarterly. The sale is expected to close during the Company’s second quarter of fiscal year 2006 upon the official recording of a Lot Line Adjustment by the county recorder of Fresno County and the subsequent transfer of title. The Company has an accepted offer from an individual to purchase the remaining acreage for $974,000, net of sales commissions. The sale of the remaining acreage is also expected to close during the Company’s second quarter of fiscal year 2006. The cost of the land and the fruit of $1.2 million is recorded as an asset held for sale in the accompanying Consolidated Balance Sheets. The Company estimates that these sales will result in a gain.

      (b) Index of Exhibits.

Exhibit
Number:		Exhibit Title

2.3		Form of Agreement and Plan Merger and Purchase Agreement by and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 1999.

2.4		Stock Purchase Agreement between The Lubrizol Corporation and the Registrant dated as of October 24, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2002.

2.5		Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

3.1		Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2005.

3.2		Ninth Amended and Restated Articles of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

3.3		Certificate of Determination of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

3.4		Certificate of Determination of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2001.

4	.1*	Series B Preferred Stock Purchase Agreement between the Registrant and the Seahawk Ranch Irrevocable Trust, dated as of October 24, 2001, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2001.

10	.1+	Form of Indemnification Agreement.

10	.3*	1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10	.5*	Form of Option Agreement for 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10.6		Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

10	.15*	1996 Landec Ag Stock Option Plan and form of Option Agreements, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10	.16*	Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10	.17*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.

10	.18*	Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.

Exhibit
Number:		Exhibit Title

10.19		Technology License Agreement between Bissell Healthcare Corporation and the Registrant, dated as of August 28, 1997, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 28, 1997.

10	.24*	Employment Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10	.25*	Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10	.26*	1999 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10	.28*	2000 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended October 29, 2000.

10.29		Credit Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended, incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

10	.30*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

10	.35*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

10.40		Amendment No. 2 to the Purchase Agreement between the Registrant and Apio, Inc. dated December 17, 2002, incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 27, 2002.

10	.45*	Employment Agreement between the Registrant and Gary T. Steele dated as of April 5, 2003, incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.

10.46		Fourth Amendment to Credit Agreement dated as of May 15, 2003, incorporated herein by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.

10.47		Non-Competition Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

10.48		Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

10.50		Credit and Security Agreement between Apio, Inc. and Wells Fargo Business Credit, Inc. dated as of August 20, 2003, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the seven month period ended May 25, 2003.

10.51		Credit and Security Agreement between Cal Ex Trading Company and Wells Fargo Business Credit, Inc. dated as of August 20, 2003, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the seven month period ended May 25, 2003.

10.53		1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003.

10	.54+	2006 Cash Bonus Plan.

10	.55+	Director Compensation Schedule.

Exhibit
Number:		Exhibit Title

10	.56+	Form of Notice regarding acceleration of stock option vesting.

21.1		Subsidiaries of the Registrant

Subsidiary	State of Incorporation

Landec Ag, Inc.	Delaware
Apio, Inc.	Delaware

23	.1+	Consent of Independent Registered Public Accounting Firm.

24	.1+	Power of Attorney — See page 84

31	.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31	.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32	.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(c) of Form 10-K.

+	Filed herewith.

SIGNATURES
      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 2, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary T. Steele Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 2, 2005

/s/ Gregory S. Skinner Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2005

/s/ Nicholas Tompkins Nicholas Tompkins	Chief Executive Officer of Apio, Inc., Senior Vice President and Director	August 2, 2005

/s/ Robert Tobin Robert Tobin	Director	August 2, 2005

/s/ Duke Bristow Duke Bristow	Director	August 2, 2005

/s/ Frederick Frank Frederick Frank	Director	August 2, 2005

/s/ Stephen E. Halprin Stephen E. Halprin	Director	August 2, 2005

/s/ Richard S. Schneider Richard S. Schneider	Director	August 2, 2005

/s/ Kenneth E. Jones Kenneth E. Jones	Director	August 2, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.1	Form of Indemnification Agreement.

10.54	2006 Cash Bonus Plan.

10.55	Director Compensation Schedule.

10.56	Form of Notice regarding acceleration of stock option vesting.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. See page 83.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002