Form 10-K/A
period 2005-05-29
LANDEC CORP \CA\
filed 2005-08-25
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 29, 2005
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
Common Stock
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $107,356,000 as of November 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
Landec Corporation (“Landec” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005, as filed with the Securities and Exchange Commission on August 2, 2005 to include certain language in paragraph 4 of the conformed copy of each of the Chief Executive Officer Certification and the Chief Financial Officer Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 which was inadvertently omitted from the original filing. Except for such exhibits, no other changes to the Annual Report on Form 10-K are being made by means of this filing.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
Date: August 25, 2005	By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.