Form 10-Q
period 2005-08-28
LANDEC CORP \CA\
filed 2005-09-30
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 28, 2005, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-27446
LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

California	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3603 Haven Avenue
Menlo Park, California 94025
(Address of principal executive offices, including zip code)
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
As of September 16, 2005, there were 24,342,525 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q For the Fiscal Quarter Ended August 28, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 28,	May 29,
	2005	2005*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,423	$12,871
Marketable securities	2,986	1,968
Accounts receivable, less allowance for doubtful accounts of $334 and $313 at August 28, 2005 and May 29, 2005	17,121	15,405
Accounts receivable, related party	638	476
Inventory	10,911	9,917
Notes and advances receivable	306	419
Notes receivable, related party	69	89
Prepaid expenses and other current assets	1,915	2,042
Assets held for sale	1,190	1,190

Total Current Assets	43,559	44,377

Property and equipment, net	17,137	17,275
Goodwill, net	25,987	25,987
Trademarks, net	11,570	11,570
Other intangibles, net	58	58
Notes receivable	426	426
Notes receivable, related party	—	7
Other assets	219	375

Total Assets	$98,956	$100,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,279	$17,513
Related party payables	253	793
Accrued compensation	1,391	1,907
Other accrued liabilities	2,462	2,141
Deferred revenue	992	557
Current maturities of long term debt	139	548

Total Current Liabilities	23,516	23,459

Long term debt, less current maturities	1,978	2,540
Other liabilities	—	550
Minority interest	1,682	1,466

Total Liabilities	27,176	28,015
Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,141,644 and 24,086,368 shares issued and outstanding at August 28, 2005 and May 29, 2005, respectively	122,191	121,950
Accumulated deficit	(50,411)	(49,890)

Total Shareholders’ Equity	71,780	72,060

Total Liabilities and Shareholders’ Equity	$98,956	$100,075

*	Amounts as of May 29, 2005 are derived from the May 29, 2005 audited consolidated financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 28,	August 29,
	2005	2004
Revenues:
Product sales	$48,327	$45,557
Services revenue, related party	1,167	1,162
License fees	122	22
Royalty revenues, related party	76	73
Research, development and royalty revenues	13	40

Total revenues	49,705	46,854
Cost of revenue:
Cost of product sales	40,845	38,488
Cost of product sales, related party	1,663	1,889
Cost of services revenue	607	737

Total cost of revenue	43,115	41,114
Gross profit	6,590	5,740
Operating costs and expenses:
Research and development	758	770
Selling, general and administrative	6,183	5,409

Total operating costs and expenses	6,941	6,179

Operating loss	(351)	(439)
Interest income	120	10
Interest expense	(73)	(117)
Minority interest expense	(215)	(152)
Other (expense) income	(2)	6

Net loss	$(521)	$(692)

Basic and diluted net loss per share	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss per share	24,115	23,196

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended
	August 28,	August 29,
	2005	2004
Cash flows from operating activities:
Net loss	$(521)	$(692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766	842
Loss on sale of property and equipment	6	31
Minority interest	215	155
Changes in current assets and current liabilities:
Accounts receivable, net	(1,878)	(297)
Inventory	(994)	(1,946)
Issuance of notes and advances receivable	(5)	(5)
Collection of notes and advances receivable	127	567
Prepaid expenses and other current assets	127	56
Accounts payable	766	1,136
Related party payables	(540)	(196)
Accrued compensation	(516)	(502)
Other accrued liabilities	321	181
Deferred revenue	(115)	(43)

Net cash used in operating activities	(2,241)	(713)

Cash flows from investing activities:
Purchases of property and equipment	(633)	(889)
Purchase of marketable securities	(1,018)	—
Issuance of notes and advances receivable	(10)	(7)
Collection of notes and advances receivable	28	182
Increase in other assets	—	(260)

Net cash used in investing activities	(1,633)	(974)

Cash flows from financing activities:
Proceeds from sale of common stock	241	91
Net change in other assets	156	237
Borrowings on lines of credit	33	47,077
Payments on lines of credit	(33)	(46,512)
Payments on long term debt	(971)	(79)

Net cash provided by (used in) financing activities	(574)	814

Net decrease in cash and cash equivalents	(4,448)	(873)
Cash and cash equivalents at beginning of period	12,871	6,458

Cash and cash equivalents at end of period	$8,423	$5,585

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company directly markets and distributes hybrid corn seed to farmers through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary.
     The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 28, 2005 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
     The results of operations for the three months ended August 28, 2005 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).
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
     For instance, the carrying value of notes and advances receivable, are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as, liens on property and crops. The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance or note receivable.
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
2. Cash, Cash Equivalents and Marketable Securities
     The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Short-term marketable securities consist of high quality corporate debt securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as marketable securities on the Consolidated Balance Sheets as of August 28, 2005 and May 29, 2005 and are carried at fair market value. Unrealized gains and losses are reported as a component of shareholders’ equity and were immaterial during the three months ended August 28, 2005. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were immaterial during the three months ended August 28, 2005. The cost of securities sold is based on the specific identification method.
3. Net Loss Per Diluted Share
     For the three months ended August 28, 2005 and August 29, 2004, the computation of the diluted net loss per share excludes the impact of options to purchase 962,516 shares and 1,438,540 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
4. Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, (SFAS 148), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans, unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at the date of grant.

     Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.14% to 3.81% for the three months ended August 28, 2005, 3.47% to 3.93% for the three months ended August 29, 2004; a dividend yield of 0.0% for the three months ended August 28, 2005 and August 29, 2004; a volatility factor of the expected market price of the Company’s common stock of 0.55 and 0.58 as of August 28, 2005 and August 29, 2004, respectively; and a weighted average expected life of the options of 4.16 years and 4.66 years for the three months ended August 28, 2005 and August 29, 2004, respectively.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended
	August 28,	August 29,
	2005	2004
Net loss	$(521)	$(692)
Deduct:
Stock-based employee expense determined under SFAS 123	(238)	(125)

Pro forma net loss	$(759)	$(817)

Basic and diluted net loss per share — as reported	$(0.02)	$(0.03)

Basic and diluted pro forma net loss per share	$(0.03)	$(0.04)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. These amounts do not necessarily represent the effects of employee stock options on reported net income (loss) for future years.
5. Goodwill and Other Intangibles
     The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the three months ended August 28, 2005, the Company completed its fourth annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of August 28, 2005.

6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 28,	May 29,
	2005	2005
Finished goods	$7,203	$6,132
Raw material	3,688	3,655
Work in process	20	130

Total	$10,911	$9,917

7. Purchase and Pending Sale of Fruit Land
     On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. The Company received $28,000 in cash and promissory notes receivable for $424,500, $56,000 of which is due by December 31, 2005 and the remainder to be paid from net profits from the sale of grapes produced from this property with a final payment due on December 31, 2009. Interest accrues at the prime rate and is payable quarterly. The sale is expected to close during the Company’s second quarter of fiscal year 2006 upon the official recording of a Lot Line Adjustment by the county recorder of Fresno County and the subsequent transfer of title. The Company has an accepted offer from an individual to purchase the remaining 110 acres for $936,000, net of sales commissions. The sale of the remaining acreage is also expected to close during the Company’s second quarter of fiscal year 2006. The cost of the land and the fruit of $1.2 million is recorded as an asset held for sale in the accompanying Consolidated Balance Sheets. The Company estimates that these sales will result in a gain, the timing of recognition and the amount of the gain is yet to be finalized.
8. Licensing and Supply Agreement
     In July 2005, the Company amended the supply agreement with Alcon, Inc. to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. As a result, the deferred revenue of $516,000 as of August 28, 2005 has been reclassified as a current liability in the accompanying Consolidated Balance Sheets. In addition, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), the entire amount of the deferred revenue of $638,000 as of May 29, 2005, will be recognized as “recycled” revenue during fiscal year 2006. For the three months ended August 28, 2005, $122,000 of the related deferred revenue was recognized as “recycled” license revenue.
9. Related Party
     Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Apio Fresh LLC (“Apio Fresh”) for sale to third parties. Apio Fresh is owned by a group of entities and persons that supply produce to Apio. One of the owners of Apio Fresh is the Apio CEO. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of August 28, 2005 and May 29, 2005 and for the three months ended August 28, 2005 and August 29, 2004.
     Apio leases, for approximately $667,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three months ended August 28, 2005 the Company subleased all of the land leased from the Apio CEO and received sublease income of $167,000 which is equal to the amount the Company paid to lease that land for the period.
     Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003. The Apio CEO is a 12.5% owner in Apio Fresh. During the three months ended August 28, 2005, the Company recognized revenues of $45,000 from the sale of products to Apio Fresh and royalty revenue of $76,000 from the use by Apio Fresh of Apio’s trademarks. The related accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of August 28, 2005 and May 29, 2005.
     In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of August 28, 2005 and May 29, 2005 is $223,000 and $201,000, respectively, owed to the Apio CEO.
     All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
10. Comprehensive loss
     The comprehensive loss of Landec is the same as the net loss.
11. Shareholders’ Equity
     During the three months ended August 28, 2005, 55,276 shares of Common Stock were issued upon the exercise of options under the Company’s stock option plans.

12. Business Segment Reporting
     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based specialty packaging for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn and seed coatings using Landec’s proprietary Intelimer polymers to the farming industry. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.
Operations by Business Segment (in thousands):

		Agricultural
	Food Products	Seed	Corporate
	Technology	Technology	and Other	TOTAL
Three months ended August 28, 2005
Net revenues	$49,498	$—	$207	$49,705
International sales	$16,721	$—	$—	$16,721
Gross profit	$6,460	$—	$130	$6,590
Net income (loss)	$1,884	$(2,126)	$(279)	$(521)
Interest expense	$73	$—	$—	$73
Interest income	$90	$12	$18	$120
Depreciation and amortization	$633	$106	$27	$766

Three months ended August 29, 2004
Net revenues	$46,675	$98	$81	$46,854
International sales	$17,798	$—	$—	$17,798
Gross profit	$5,655	$20	$65	$5,740
Net income (loss)	$1,334	$(2,034)	$8	$(692)
Interest expense	$104	$13	$—	$117
Interest income	$8	$2	$—	$10
Depreciation and amortization	$702	$114	$26	$842
     During the three months ended August 28, 2005 and August 29, 2004, sales to the Company’s top five customers accounted for approximately 48% and 46%, respectively, of revenues with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp. and Pomina Enterprise Co. LTD accounting for approximately 16% and 11%, respectively for the three months ended August 28, 2005 and approximately 14% and 10%, respectively for the three months ended August 29, 2004. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.
13. Subsequent Events
     On August 29, 2005, Landec Corporation, through its agricultural seed subsidiary, Landec Ag, Inc. acquired the assets of Heartland Hybrids, Inc., which is based in Dassel, MN, for $6.0 million. The consideration at closing consisted of 152,186 shares of Landec Common Stock valued at $1.0 million and cash of $3.65 million. The remaining $1.35 million is in the form of a future cash earn-out of $1.2 million based on Heartland Hybrids achieving certain financial targets for fiscal years 2006 and 2007 and a $150,000 holdback for any post closing adjustments. Any amounts remaining in the holdback reserve will be paid out in May 2006. Heartland Hybrids operations will be included in Landec’s consolidated results of operations commencing August 29, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Critical Accounting Policies and Use of Estimates
     There have been no material changes to the Company’s critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 29, 2005 filed with the Securities and Exchange Commission on August 2, 2005.
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
     Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 12).
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
     Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., (“Landec Ag”) and combines our proprietary Intellicoat® seed coating technology with our unique e-commerce, direct marketing and consultative selling capabilities which we obtained when we acquired Fielder’s Choice Direct (“Fielder’s Choice”), a direct marketer of hybrid seed corn, in September 1997.

     In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses and/or supplies products outside of our core businesses to industry leaders such as Akzo Nobel and L’Oreal of Paris.
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
     Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses — first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay™ packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Apio Fresh, LLC (“Apio Fresh”). Apio Fresh is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Apio Fresh purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Apio Fresh will pay Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Apio Fresh and its growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added products. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores.

During the fiscal year ended May 29, 2005, Apio shipped more than sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.
     There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:
•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart® brand and other brands for its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay™ packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average twelve new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced 16 new products.
Agricultural Seed Technology Business
     Landec Ag’s strategy is to build a vertically integrated seed technology company based on Intellicoat seed coating technology and its e-commerce, direct marketing and consultative selling capabilities.
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
     Landec Ag’s Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2005 Pollinator Plus was used by 38 seed companies on approximately 15% of the seed production acres in the U.S.

     In 2003, Landec Ag commercialized Early Plant® corn by selling the product directly to farmers through its Fielder’s Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2005, nine seed companies offered Intellicoat on their hybrid seed corn offerings and sales increased by 20% over 2004.
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
     In order to support its direct marketing programs, Fielder’s Choice has developed a proprietary e-commerce, direct marketing, and consultative selling information technology that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 104,000 farmers.
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
Technology Licensing/Research and Development Businesses
     We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our core businesses. For example, our core patented technology, Intelimer materials, can be used to trigger the release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields. However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

Results of Operations
Revenues (in thousands):

	Three months	Three months
	ended 8/28/05	ended 8/29/04	Change
Apio Value Added	$29,660	$26,364	13%
Apio Trading	19,834	20,311	(2%)
Apio Tech	4	—	N/M

Total Apio	49,498	46,675	6%
Landec Ag	—	98	N/M
Corporate	207	81	156%

Total Revenues	$49,705	$46,854	6%
     Apio Value Added
     Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand, the Dole brand and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.
     The increase in Apio’s value-added revenues for the three months ended August 28, 2005 compared to the same period last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 11%, during the three months ended August 28, 2005 compared to the same period last year. In addition, sales of Apio’s value-added vegetable tray products grew 36% during the three months ended August 28, 2005 compared to the same period last year. Overall value-added sales volume increased 2% during the first quarter of fiscal year 2006 compared to the same period last year.
     Apio Trading
     Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the first quarter of fiscal year 2006 was $16.7 million or 84% of total trading revenues.
     The decrease in revenues in Apio’s trading business for the three months ended August 28, 2005 compared to the same period last year was primarily due to a 6% decrease in export sales volumes.
     Apio Tech
     Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Current revenues generated from Apio Tech are from the sale of our proprietary packaging for bananas.
     The increase in revenues at Apio Tech during the three months ended August 28, 2005 compared to the same period last year was not material to consolidated Landec revenues.
     Landec Ag
     Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.

     The decrease in revenues at Landec Ag during the three months ended August 28, 2005 compared to the same period last year was not material to consolidated Landec revenues.
     Corporate
     Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
     The increase in Corporate revenues for the three months ended August 28, 2005 compared to the same period of the prior year was not material to consolidated Landec revenues.
Gross Profit (in thousands):

	Three months	Three months
	ended 8/28/05	ended 8/29/04	Change
Apio Value Added	$5,513	$4,470	23%
Apio Trading	945	1,185	(20%)
Apio Tech	2	—	N/M

Total Apio	6,460	5,655	14%
Landec Ag	—	20	N/M
Corporate	130	65	100%

Total Gross Profit	$6,590	$5,740	15%
     General
     There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2006 compared to the same period last year as outlined in the table above.
     Apio Value-Added
     The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three months ended August 28, 2005 compared to the same period last year was primarily due to an increase in revenues of 13% during the first quarter of fiscal year 2006 compared to the first quarter of last year and changes in product mix to higher margin products coupled with improved processing yields and operational efficiencies driven largely by improved raw material quality during the first quarter of fiscal year 2006 compared to the first quarter of last year.
     Apio Trading
     Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profits during the three months ended August 28, 2005 compared to the same period last year was primarily due to a 2% decrease in revenues and shift in volume to lower margin fruit sales from higher margin vegetable sales as compared to the first quarter of last year.
     Landec Ag and Corporate
     The decrease in gross profits for Landec Ag and Corporate for the three months ended August 28, 2005 compared to the same period last year was not material to consolidated Landec gross profits.

Operating Expenses (in thousands):

	Three months	Three months
	ended 8/28/05	ended 8/29/04	Change

Research and Development:
Apio	$266	$256	4%
Landec Ag	153	224	(32%)
Corporate	339	290	17%

Total R&D	$758	$770	(2%)

Selling, General and Administrative:
Apio	$3,421	$3,184	7%
Landec Ag	1,629	1,522	7%
Corporate	1,133	703	61%

Total S,G&A	$6,183	$5,409	14%
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
     The decrease in research and development expenses for the three months ended August 28, 2005 compared to the same period last year was not material.
     Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
     The increase in selling, general and administrative expenses for the three months ended August 28, 2005 compared to the same period last year was primarily due to an increase in selling and marketing expenses at Apio and Landec Ag in order to increase revenues and an increase in general and administrative expenses at Corporate for consulting, legal and accounting fees.
Other (in thousands):

	Three months	Three months
	ended 8/28/05	ended 8/29/04	Change

Interest Income	$120	$10	1100%
Interest Expense	(73)	(117)	(38%)
Minority Interest Exp.	(215)	(152)	41%
Other (Exp)/Income	(2)	6	(133%)

Total Other	$(170)	$(253)	(33%)

     Interest Income
     The increase in interest income for the three months ended August 28, 2005 compared to the same period last year was primarily due to the increase in cash available for investing.
     Interest Expense
     The decrease in interest expense during the three months ended August 28, 2005 compared to the same period last year was due to the Company’s reduction of debt.
     Minority Interest Expense
     The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
     The increase in the minority interest for the three months ended August 28, 2005 compared to the first quarter of last year was due to higher profits generated from Apio Cooling during this year’s first quarter.
     Other
     Other consists of non-operating income and expenses.
Liquidity and Capital Resources
     As of August 28, 2005, the Company had cash and cash equivalents of $8.4 million, a net decrease of $4.5 million from $12.9 million at May 29, 2005.
     Cash Flow from Operating Activities
     Landec used $2.2 million of cash flow in operating activities during the three months ended August 28, 2005 compared to using $713,000 in operating activities for the three months ended August 29, 2004. The primary uses of cash in operating activities were from an increase in accounts receivable at Apio of $2.0 million due to an increase in revenues and an increase in inventory at Apio of approximately $820,000 primarily related to export inventory in transit.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the three months ended August 28, 2005 was $1.6 million compared to $1.0 million for the same period last year. The primary uses of cash for investing activities during the first quarter of fiscal year 2006 were for the purchase of $633,000 of property and equipment primarily for the further automation of Apio’s value-added facility and the purchase of $1.0 million of marketable securities.
     Cash Flow from Financing Activities
     Net cash used in financing activities for the three months ended August 28, 2005 was $574,000 compared to net cash provided by financing activities of $814,000 for the same period last year. The cash used in financing activities during the first quarter of fiscal year 2006 was used to pay down long-term debt.
     Capital Expenditures
     During the three months ended August 28, 2005, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $633,000 of equipment purchased.

     Debt
     On September 1, 2004, Apio entered into with Wells Fargo Bank N.A. (“Wells Fargo”) a $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the equipment line of credit with Wells Fargo Business Credit (collectively the “Loan Agreement”). Outstanding amounts under the Loan Agreement bear interest at either the prime rate or the LIBOR adjustable rate plus 2.25% (6.00% at August 28, 2005). The Loan Agreement contains certain restrictive covenants, which requires Apio to meet certain financial tests, including, minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At August 28, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
     Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.375% (6.625% at August 28, 2005). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first quarter of fiscal year 2006. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At August 28, 2005, no amounts were outstanding under Landec Ag’s revolving line of credit.
     At August 28, 2005, Landec’s total debt, including current maturities and capital lease obligations, was $2.1 million and the total debt to equity ratio was 3% as compared to 4% at May 29, 2005. This debt was comprised of term debt and capital lease obligations, $2.0 million of which is mortgage debt on Apio’s manufacturing facilities. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.
     Contractual Obligation
     The Company’s material contractual obligations for the next five years and thereafter as of August 28, 2005, are as follows (in thousands):

	Due in Fiscal Year Ended May
		Remainder
Obligation	Total	of 2006	2007	2008	2009	2010	Thereafter
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Long-term Debt	2,047	84	119	126	134	141	1,443
Capital Leases	70	22	22	23	3	—	—
Interest Expense	984	183	117	109	100	92	383
Operating Leases	1,776	422	581	324	281	168	—
Licensing Obligation	650	50	100	100	100	100	200
Purchase Commitments	1,090	1,090	—	—	—	—	—

Total	$6,617	$1,851	$939	$682	$618	$501	$2,026

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
     Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings or public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.
     Landec believes that its cash from operations, along with existing cash, cash equivalents, marketable securities and existing borrowing capacities will be sufficient to finance its operational and capital requirements through at least the next twelve months.
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
Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
     In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2003, January 2004 and March/April 2005 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers. Our earnings from our Food Products Technology business are sensitive to price fluctuations in the fresh vegetables and fruits markets. Excess supplies can cause intense price competition. Other factors that affect our food and/or agricultural operations include:
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
     We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We are in the early stage of product commercialization of certain Intelimer-based specialty packaging, Intellicoat seed coatings and other Intelimer polymer products and many of our potential products are in development. We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial and medical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.
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
We Depend on Strategic Partners and Licenses for Future Development
     Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under the agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. In addition, we may not receive any royalties on future sales of the PORT™ product because in the related agreement we have no control over commercializing the product or generating revenues from the sales of the product. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.
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
Our International Operations and Sales May Expose Our Business to Additional Risks
     For the three months ended August 28, 2005, approximately 34% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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
Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
     During the first quarter of fiscal year 2006, sales to our top five customers accounted for approximately 48% of our revenues, with our largest customers, Costco Wholesale Corp. and Pomina Enterprise Co. LTD, accounting for approximately 16% and 11%, respectively of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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
We May Have to Pursue New Financings if We Are Unable to Comply with Provisions in Our Loan Agreements in the Future
     Apio is subject to various financial and operating covenants under the Wells Fargo Bank loan agreement, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. The Wells Fargo Bank loan agreement limits the ability of Apio to make cash payments to Landec. If we violate any obligations under the loan agreement in the future, we could trigger an event of default, which, if not cured or waived, would permit acceleration of our obligation to repay the indebtedness due under the loan agreement. If the indebtedness due under the loan agreement were accelerated, we would be forced to pursue one or more alternative strategies such as selling assets, seeking new debt financing from another lender or seeking additional equity capital, which might not be achievable or available on attractive terms, if at all, and which could substantially dilute the ownership interest of existing shareholders.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of August 28, 2005.

	Remainder					There-
Liabilities (in 000’s)	of 2006	2007	2008	2009	2010	after	Total
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate

Long term debt, including current portion
Fixed Rate	$106	$141	$149	$137	$141	$1,443	$2,117
Avg. Int. Rate	5.81%	5.81%	5.81%	5.80%	5.80%	5.80%	5.81%
Item 4. Controls and Procedures
(a)	Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), Landec’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective and designed to ensure that information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	There was no change in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Title:
10.56	Credit Agreement by and among Apio, Inc., as Borrower, Cal Ex Trading Company and Wells Fargo Bank, National Association, dated as of September 1, 2004, incorporated herein by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K dated September 1, 2004.

10.57	Ex-Im Credit Agreement by and among Cal Ex Trading Company, as Borrower, Apio, Inc. and Wells Fargo Bank, National Association, dated as of September 1, 2004, incorporated herein by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K dated September 1, 2004.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/	Gregory S. Skinner

Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 30, 2005

Exhibit Index

Exhibit
Number	Exhibit Title:
10.56	Credit Agreement by and among Apio, Inc., as Borrower, Cal Ex Trading Company and Wells Fargo Bank, National Association, dated as of September 1, 2004, incorporated herein by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K dated September 1, 2004.

10.57	Ex-Im Credit Agreement by and among Cal Ex Trading Company, as Borrower, Apio, Inc. and Wells Fargo Bank, National Association, dated as of September 1, 2004, incorporated herein by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K dated September 1, 2004.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+  Filed herewith.