Form 10-Q
period 2005-11-27
LANDEC CORP \CA\
filed 2006-01-06
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 27, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from ___ to ___.
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
Yes ☐            No ☑
As of December 20, 2005, there were 24,866,403 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q For the Fiscal Quarter Ended November 27, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 27,	May 29,
	2005	2005*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,451	$12,871
Marketable securities	—	1,968
Accounts receivable, less allowance for doubtful accounts of $363 and $313 at November 27, 2005 and May 29, 2005	18,237	15,405
Accounts receivable, related party	555	476
Inventory	19,725	9,917
Notes and advances receivable	1,142	419
Notes receivable, related party	55	89
Prepaid expenses and other current assets	1,570	2,042
Assets held for sale	1,190	1,190

Total Current Assets	48,925	44,377
Property and equipment, net	17,504	17,275
Goodwill, net	28,894	25,987
Trademarks net	13,248	11,570
Other intangibles, net	868	58
Notes receivable	325	426
Notes receivable, related party	—	7
Other assets	178	375

Total Assets	$109,942	$100,075

Current Liabilities:
Accounts payable	$18,607	17,513
Related party payables	398	793
Accrued compensation	2,189	1,907
Other accrued liabilities	2,298	2,141
Deferred revenue	3,618	557
Lines of credit	7,272	—
Current maturities of long term debt	196	548

Total Current Liabilities	34,578	23,459
Long term debt, less current maturities	1,947	2,540
Other liabilities	—	550
Minority interest	1,454	1,466

Total Liabilities	37,979	28,015
Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,383,954 and 24,086,368 shares issued and outstanding at November 27, 2005 and May 29, 2005, respectively	123,411	121,950
Accumulated deficit	(51,448)	(49,890)

Total Shareholders’ Equity	71,963	72,060

Total Liabilities and Shareholders’ Equity	$109,942	$100,075

* Amounts as of May 29, 2005 are derived from the May 29, 2005 audited consolidated financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2005	2004	2005	2004
Revenues:
Product sales	$52,560	$49,696	$100,888	$95,263
Services revenue, related party	922	876	2,093	2,027
License fees	172	22	294	44
Royalty revenues, related party	58	54	134	128
Research, development and royalty revenues	—	23	8	63

Total revenues	53,712	50,671	103,417	97,525
Cost of revenue:
Cost of product sales	44,861	42,748	85,706	81,236
Cost of product sales, related party	1,166	1,506	2,829	3,395
Cost of services revenue	596	421	1,203	1,158

Total cost of revenue	46,623	44,675	89,738	85,789
Gross profit	7,089	5,996	13,679	11,736
Operating costs and expenses:
Research and development	820	685	1,579	1,489
Selling, general and administrative	7,154	5,946	13,335	11,321

Total operating costs and expenses	7,974	6,631	14,914	12,810

Operating loss	(885)	(635)	(1,235)	(1,074)
Interest income	130	9	250	19
Interest expense	(177)	(87)	(250)	(205)
Minority interest expense	(101)	(124)	(316)	(276)
Other (expense) income	(4)	29	(7)	36

Net loss	$(1,037)	$(808)	$(1,558)	$(1,500)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.06)

Shares used in computing basic and diluted net loss per share	24,350	23,595	24,233	23,396

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 27,	November 28,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,558)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,529	1,703
Loss on sale of property and equipment	16	42
Minority interest	316	276
Changes in current assets and current liabilities, net of effects of acquisition of assets of Heartland Hybrids, Inc.:
Accounts receivable, net	(2,562)	(395)
Inventory	(8,890)	(6,029)
Issuance of notes and advances receivable	(1,064)	(854)
Collection of notes and advances receivable	329	940
Prepaid expenses and other current assets	498	(210)
Accounts payable	(1,143)	1,506
Related party payables	(395)	(237)
Accrued compensation	282	83
Other accrued liabilities	120	342
Deferred revenue	2,511	2,386

Net cash used in operating activities	(10,011)	(1,947)

Cash flows from investing activities:
Purchases of property and equipment	(1,533)	(2,089)
Purchase of marketable securities	(991)	—
Proceeds from maturities of marketable securities	2,959	—
Issuance of notes and advances receivable	(18)	(15)
Collection of notes and advances receivable	172	340
Increase in other assets	—	(180)
Acquisition of assets of Heartland Hybrids, Inc., net of cash acquired	(3,630)	—

Net cash used in investing activities	(3,041)	(1,944)

Cash flows from financing activities:
Proceeds from sale of common stock	501	4,441
Decrease (increase) in other assets	199	(38)
Borrowings on lines of credit	11,103	55,936
Payments on lines of credit	(3,831)	(57,061)
Payments on long term debt	(1,011)	(280)
Proceeds from issuance of long term debt	—	1,200
Distributions to minority interest	(329)	(550)

Net cash provided by financing activities	6,632	3,648

Net decrease in cash and cash equivalents	(6,420)	(243)
Cash and cash equivalents at beginning of period	12,871	6,458

Cash and cash equivalents at end of period	$6,451	$6,215

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
     The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 27, 2005 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
     The results of operations for the three and six months ended November 27, 2005 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters). In addition, Landec Ag purchases corn seed and collects cash deposits from farmers in advance of shipping the corn during the Company’s third and fourth quarters. The increased levels of inventory and deferred revenue at November 27, 2005 compared to May 29, 2005 reflect the seasonal nature of Landec Ag’s seed business.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard effective in the second quarter of fiscal year 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, the Company currently accounts for share-

based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.
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
2. Purchase of Heartland Hybrids Assets
     On August 29, 2005, Landec Corporation, through its agricultural seed subsidiary, Landec Ag, Inc. acquired the assets of Heartland Hybrids, Inc. (“Heartland”), which is based in Dassel, MN, for $6.0 million. The consideration at closing consisted of 152,186 shares of Landec Common Stock valued at $1.0 million and cash of $3.65 million. In addition, the agreement provides for future payments to the former owners of Heartland of up to $1.35 million. These payments consist of a cash earn-out of $1.2 million based on Heartland achieving certain financial targets for fiscal years 2006 and 2007 and a $150,000 holdback for any post closing adjustments. Any amounts remaining in the holdback reserve will be paid out in May 2006. Heartland operations are included in Landec’s consolidated results of operations commencing August 29, 2005. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments predominantly related to earn-out payments. These allocations are based on independent valuations and other studies.
     The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities	$(757)
Customer base	800
Trademark	1,700
Goodwill	2,907

$4,650
     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, such as trademarks, are no longer amortized but are subject to annual impairment tests in accordance with the Statements. The customer base intangible is not an indefinite life intangible and is being amortized over ten years.

     No proforma information is deemed necessary as the operations of Heartland Hybrids are immaterial to Landec’s revenues and results of operations.
3. Net Loss Per Diluted Share
     For the three months ended November 27, 2005 and November 28, 2004, the computation of the diluted net loss per share excludes the impact of options to purchase 472,000 shares and 545,197 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
     For the six months ended November 27, 2005 and November 28, 2004, the computation of the diluted net loss per share excludes the impact of options to purchase 759,136 shares and 573,079 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
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
     Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 3.93% to 4.52% for the three months ended November 27, 2005, 3.35% to 3.47% for the three months November 28, 2004; 3.69% to 4.52% for the six months ended November 27, 2005, and 3.35% to 3.93% for the six months ended November 28, 2004; a dividend yield of 0.0% for the three and six months ended November 27, 2005 and November 28, 2004; a volatility factor of the expected market price of the Company’s common stock of 0.54 and 0.59 as of November 27, 2005 and November 28, 2004, respectively; and a weighted average expected life of the options of 4.01 years and 4.61 years for the three and six months ended November 27, 2005 and November 28, 2004, respectively.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2005	2004	2005	2004
Net loss	$(1,037)	$(808)	$(1,558)	$(1,500)
Deduct:
Stock-based employee expense determined under SFAS 123	(428)	(487)	(665)	(664)

Pro forma net loss	$(1,465)	$(1,295)	$(2,223)	$(2,164)

Basic and diluted net loss per share — as reported	$(0.04)	$(0.03)	$(0.06)	$(0.06)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.05)	$(0.09)	$(0.09)

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
5. Goodwill and Other Intangibles
     The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the six months ended November 27, 2005, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no charge was warranted as of November 27, 2005.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 27,	May 29,
	2005	2005
Finished goods	$13,387	$6,132
Raw material	6,265	3,655
Work in process	73	130

Total	$19,725	$9,917

7. Purchase and Pending Sale of Fruit Land
     On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. The Company received $28,000 in cash and promissory notes receivable for $424,500, $56,000 of which is due by December 31, 2005 and the remainder to be paid from net profits from the sale of grapes produced from this property with a final payment due on December 31, 2009. Interest accrues at the prime rate and is payable quarterly. The sale closed on January 3, 2006. In another transaction, the Company has an accepted offer from an individual to purchase the remaining 110 acres for $936,000, net of sales commissions. The sale of the remaining acreage is also expected to close during January 2006. The cost of the land and the fruit of $1.2 million is recorded as an asset held for sale in the accompanying Consolidated Balance Sheets. The Company estimates that these sales will result in a gain, the timing of recognition and the amount of the gain is yet to be finalized.
8. Debt
     On November 1, 2005, Apio amended its revolving line of credit that was scheduled to expire on August 31, 2006, with Wells Fargo Bank N.A. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less ..25% or the LIBOR adjustable rate plus 1.75% (5.96% at November 27, 2005). The line of credit contains certain restrictive covenants, which require Apio to meet certain financial tests including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. The line of credit also affects the ability of Landec to receive payments on debt owed by Apio to Landec. Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo Bank. At November 27, 2005, no amounts were outstanding under Apio’s line of credit.

9. Licensing and Supply Agreement
     In July 2005, the Company amended the supply agreement with Alcon, Inc. to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. As a result, all of the deferred revenue has been reclassified as a current liability in the accompanying Consolidated Balance Sheets. In addition, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), the entire amount of the deferred revenue of $638,000 as of May 29, 2005, will be recognized as “recycled” revenue during fiscal year 2006. For the three and six months ended November 27, 2005, $172,000 and $294,000, respectively, of the related deferred revenue was recognized as “recycled” license revenue.
10. Related Party
     Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Apio Fresh LLC (“Apio Fresh”) for sale to third parties. Apio Fresh is owned by a group of entities and persons that supply produce to Apio. One of the owners of Apio Fresh is the Apio CEO. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of November 27, 2005 and May 29, 2005 and for the three and six months ended November 27, 2005 and November 28, 2004.
     Apio leases, for approximately $429,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and six months ended November 27, 2005 the Company subleased all of the land leased from the Apio CEO and received sublease income of $154,000 and $321,000, respectively, which is equal to the amount the Company paid to lease that land for the period.
     Apio’s domestic commodity vegetable business was sold to Apio Fresh, effective June 30, 2003. The Apio CEO is a 12.5% owner in Apio Fresh. During the three and six months ended November 27, 2005, the Company recognized revenues of $27,000 and $70,000, respectively, from the sale of products to Apio Fresh and royalty revenue of $58,000 and $134,000, respectively, from the use by Apio Fresh of Apio’s trademarks. The related accounts receivable from Apio Fresh are classified as related party in the accompanying financial statements as of November 27, 2005 and May 29, 2005.
     In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of November 27, 2005 and May 29, 2005 is $205,000 and $201,000, respectively, owed to the Apio CEO.
     All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
11. Comprehensive Income / Loss
     The comprehensive loss of Landec is the same as the net loss.
12. Shareholders’ Equity
     During the three and six months ended November 27, 2005, 55,342 and 145,400 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company issued to the former owners of Heartland 152,186 shares of Landec Common Stock on August 29, 2005 in connection with the purchase of Heartland assets (see Note 2).

     On October 14, 2005, following shareholder approval at the Annual Meeting of Shareholders of the Company, the 2005 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s four then existing equity plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.
     The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. 861,038 shares of the Company’s common stock (“Shares”) are available for awards under the Plan. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

13. Business Segment Reporting
     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the Intelimer® based specialty packaging for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn and seed coatings using Landec’s patented Intelimer polymers to the farming industry. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.
Operations by Business Segment (in thousands):

		Agricultural
	Food Products	Seed	Corporate
	Technology	Technology	and Other	TOTAL
Three months ended November 27, 2005
Net revenues	$53,403	$20	$289	$53,712
International sales	$19,921	$—	$—	$19,921
Gross profit	$6,869	$19	$201	$7,089
Net income (loss)	$2,398	$(3,188)	$(247)	$(1,037)
Interest expense	$75	$101	$1	$177
Interest income	$109	$14	$7	$130
Depreciation and amortization	$624	$173	$23	$820

Three months ended November 28, 2004
Net revenues	$50,594	$7	$70	$50,671
International sales	$18,465	$—	$—	$18,465
Gross profit	$5,865	$76	$55	$5,996
Net income (loss)	$1,474	$(2,320)	$38	$(808)
Interest expense	$29	$58	$—	$87
Interest income	$7	$—	$2	$9
Depreciation and amortization	$718	$116	$25	$859

Six months ended November 27, 2005
Net revenues	$102,901	$20	$496	$103,417
International sales	$36,642	$—	$—	$36,642
Gross profit	$13,330	$19	$330	$13,679
Net income (loss)	$4,282	$(5,313)	$(527)	$(1,558)
Interest expense	$148	$101	$1	$250
Interest income	$198	$26	$26	$250
Depreciation and amortization	$1,200	$279	$50	$1,529

Six months ended November 28, 2004
Net revenues	$97,269	$105	$151	$97,525
International sales	$36,183	$—	$—	$36,183
Gross profit	$11,520	$96	$120	$11,736
Net income (loss)	$2,808	$(4,354)	$46	$(1,500)
Interest expense	$134	$71	$—	$205
Interest income	$15	$1	$3	$19
Depreciation and amortization	$1,420	$232	$51	$1,703
     During the six months ended November 27, 2005 and November 28, 2004, sales to the Company’s top five customers accounted for approximately 47% and 45%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 15% and 14%, respectively, and Pomina Enterprise Co. LTD, accounting for approximately 11% and 10%, respectively of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

14. Subsequent Events
     On December 23, 2005, Landec entered into an exclusive licensing agreement with a medical device company. This company paid the Company an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer® materials technology in a specific device field worldwide. Landec will also receive royalties on future product sales. In addition, the Company received shares of preferred stock initially valued at $1.5 million which represents a 16.7% ownership interest in the medical device company. Landec’s ownership interest could increase to as high as 19.9% based on certain milestones being achieved.
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
     Landec has two core businesses — Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 13).
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
     There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:
•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart® brand and other brands for its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay™ packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average twelve new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce products. During the last twelve months, Apio has introduced 19 new products.
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
     On August 29, 2005, Landec Ag closed the acquisition of Heartland Hybrids, Inc., the second largest direct marketer of seed corn after Landec Ag’s Fielder’s Choice Direct brand. With complementary strengths in geographic areas and sales channels, the new combined organization has the opportunity to develop the most efficient and effective sales, marketing and distribution system in the seed industry, expanding Landec Ag’s sales of both uncoated seed and Intellicoat coated seed.
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

Results of Operations
Revenues (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/27/05	ended 11/28/04	Change	ended 11/27/05	ended 11/28/04	Change

Apio Value Added	$30,479	$28,859	6%	$60,136	$55,223	9%
Apio Trading	22,841	21,735	5%	42,678	42,046	2%
Apio Tech	83	—	N/M	87	—	N/M

Total Apio	53,403	50,594	6%	102,901	97,269	6%
Landec Ag	20	7	186%	20	105	(81%)
Corporate	289	70	313%	496	151	228%

Total Revenues	$53,712	$50,671	6%	$103,417	$97,525	6%
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
     The increase in Apio’s value-added revenues for the three and six months ended November 27, 2005 compared to the same periods last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 14% and 13%, respectively, during the three and six months ended November 27, 2005 compared to the same periods last year. In addition, sales of Apio’s value-added vegetable tray products grew 11% and 22%, respectively, during the three and six months ended November 27, 2005 compared to the same periods last year. Overall value-added unit sales volume increased 3% during the second quarter of fiscal year 2005 compared to the same period last year and 4% for the six months ended November 27, 2005 compared to the same period of the prior year.
     Apio Trading
     Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the three and six months ended November 27, 2005 were $19.9 million and $36.6 million, respectively or 87% and 86%, respectively, of total trading revenues.
     The increase in revenues in Apio’s trading business for the three and six months ended November 27, 2005 compared to the same periods last year was primarily due to export unit volume increases of 8% and 1%, respectively.
     Apio Tech
     Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Current revenues generated from Apio Tech are from the sale of our proprietary packaging for bananas.
     The increase in revenues at Apio Tech during the three and six months ended November 27, 2005 compared to the same periods last year was not material to consolidated Landec revenues.

     Landec Ag
     Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.
     The change in revenues at Landec Ag during the three and six months ended November 27, 2005 compared to the same periods last year was not material to consolidated Landec revenues.
     Corporate
     Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
     The increase in Corporate revenues for the three and six months ended November 27, 2005 compared to the same periods of the prior year was not material to consolidated Landec revenues.
Gross Profit (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/27/05	ended 11/28/04	Change	ended 11/27/05	ended 11/28/04	Change

Apio Value Added	$5,488	$4,767	15%	$11,002	$9,237	19%
Apio Trading	1,321	1,098	20%	2,266	2,283	(1%)
Apio Tech	60	—	N/M	62	—	N/M

Total Apio	6,869	5,865	17%	13,330	11,520	16%
Landec Ag	19	76	(75%)	19	96	(80%)
Corporate	201	55	265%	330	120	175%

Total Gross Profit	$7,089	$5,996	18%	$13,329	$11,736	14%
     General
     There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three and six months ended November 27, 2005, compared to the same periods last year as outlined in the table above.
     Apio Value-Added
     The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three and six months ended November 27, 2005 compared to the same periods last year was due to (1) the increase in value-added sales which increased 6% for the quarter and 9% for the first six months of fiscal year 2006, (2) product mix changes to higher margin products and (3) improved processing yields and operational efficiencies driven largely by improved raw material quality during the first half of fiscal year 2006 compared to the same period last year.
     Apio Trading
     Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profits during the three months ended November 27, 2005 compared to the same period last year was primarily due to a 5% increase in trading revenues and a mix change to higher margin vegetable exports from lower margin fruit exports. For the six months ended November 27, 2005, trading margins were virtually unchanged from the same period last year due to revenues being virtually flat.
     Apio Tech, Landec Ag and Corporate
     The change in gross profits for Apio Tech, Landec Ag and Corporate for the three and six months ended November 27, 2005 compared to the same periods last year was not material to consolidated Landec gross profits.
Operating Expenses (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/27/05	ended 11/24/04	Change	ended 11/27/05	ended 11/28/04	Change

Research and Development:
Apio	$275	$255	8%	$541	$543	0%
Landec Ag	154	192	(20%)	307	418	(27%)
Corporate	391	238	64%	731	528	38%

Total R&D	$820	$685	20%	$1,579	$1,489	6%

Selling, General and Administrative:
Apio	$3,497	$3,346	5%	$6,918	$6,498	6%
Landec Ag	2,587	1,849	40%	4,216	3,369	25%
Corporate	1,070	751	42%	2,201	1,454	51%

Total S,G&A	$7,154	$5,946	20%	$13,335	$11,321	18%
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
     The increase in research and development expenses for the three months and six months ended November 27, 2005 compared to the same periods last year was primarily due to higher research and development expenses at Corporate associated with a greater emphasis on developing strategic collaborations with corporate partners.
     Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
     The increase in selling, general and administrative expenses for the three months and six months ended November 27, 2005 compared to the same periods last year was primarily due to (1) increases in selling and marketing expenses at Apio and Landec Ag to generate increases in revenues, (2) selling, general and administrative expenses of $529,000 at Heartland Hybrids which was acquired at the beginning of our fiscal second quarter, (3) accrued bonuses at Apio and Corporate based on meeting or beating our plan which is currently being exceeded (whereas in the prior fiscal year, bonuses were not recorded until the end of the fiscal year due to uncertainty) and (4) an increase in general and administrative expenses at Corporate for business development consulting fees, legal fees and Sarbanes-Oxley related accounting fees.

Other (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/27/05	ended 11/28/04	Change	ended 11/27/05	ended 11/28/04	Change

Interest Income	$130	$9	N/M	$250	$19	N/M
Interest Expense	(177)	(87)	103%	(250)	(205)	22%
Minority Int. Exp.	(101)	(124)	(19%)	(316)	(276)	14%
Other Expense	(4)	29	N/M	(7)	36	N/M

Total Other	$(152)	$(173)	(12%)	$(323)	$(426)	(24%)
     Interest Income
     The increase in interest income for the three and six month periods ended November 27, 2005 compared to the same periods last year was due to the increase in cash available for investing.
     Interest Expense
     The increase in interest expense during the three and six months ended November 27, 2005 compared to the same periods last year was due to Landec Ag drawing on its line of credit earlier this year than in the prior year as a result of the acquisition of Heartland Hybrids on August 29, 2005.
     Minority Interest Expense
     The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
     The decrease in the minority interest for the three months ended November 27, 2005 compared to the same period of last year was due to lower sales volumes and thus lower profits generated from Apio Cooling during this year compared to the prior year. The increase in the minority interest for the six months ended November 27, 2005 compared to the same period last year was due to higher volumes and profits during our first fiscal quarter.
     Other Expense
     Other consists of non-operating income and expenses.
Liquidity and Capital Resources
     As of November 27, 2005, the Company had cash and cash equivalents of $6.5 million, a net decrease of $6.4 million from $12.9 million at May 29, 2005.
     Cash Flow from Operating Activities
     Landec used $10.0 million of cash flow in operating activities during the six months ended November 27, 2005 compared to using $1.9 million from operating activities for the six months ended November 28, 2004. The primary source of cash during the six months ended November 27, 2005 was an increase in deferred revenue of $2.5 million as a result of cash deposits for future seed corn shipments. The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of $7.4 million, an increase in inventory at Apio of $1.3 million primarily related to export inventory in transit and an increase in accounts receivable of $2.6 million at Apio due to the increase in revenues.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the six months ended November 27, 2005 was $3.0 million compared to $1.9 million for the same period last year. The primary source of cash from investing activities during the six months ended November 27, 2005 was from the net maturities of $2.0 million of marketable securities. The primary uses of cash for investing activities during the first six months of fiscal year 2006 were for the purchase of the assets of Heartland Hybrids of $3.6 million and the purchase of $1.5 million of property and equipment primarily for the further automation of Apio’s value-added facility.
     Cash Flow from Financing Activities
     Net cash provided by financing activities for the six months ended November 27, 20025 was $6.6 million compared to net cash provided by financing activities of $3.6 million for the same period last year. The cash provided by financing activities during the first six months of fiscal year 2005 was primarily the net borrowings under Landec Ag’s line of credit of $7.3 million for the purchase of seed corn to be sold during the Company’s third and fourth fiscal quarters.
     Capital Expenditures
     During the six months ended November 27, 2005, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business. These expenditures represented the majority of the $1.5 million of equipment purchased.
     Debt
     On November 1, 2005, Apio amended its revolving line of credit that was scheduled to expire on August 31, 2006, with Wells Fargo Bank N.A. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less ..25% or the LIBOR adjustable rate plus 1.75% (5.96% at November 27, 2005). The revolving line of credit, the equipment line of credit and the term note with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At November 27, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
     Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.375% (7.375% at November 27, 2005). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first six months of fiscal year 2006. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At November 27, 2005, $7.3 million was outstanding under Landec Ag’s revolving line of credit.
     At November 27, 2005, Landec’s total debt, including current maturities and capital lease obligations, was $9.4 million and the total debt to equity ratio was 13% compared to 4% at May 29, 2005. This debt was comprised of borrowing under Landec Ag’s line of credit of $7.3 million and term debt and capital lease obligations of $2.1 million, $2.0 million of which is mortgage debt on Apio’s manufacturing facilities. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

     Contractual Obligation
     The Company’s material contractual obligations for the next five years and thereafter as of November 27, 2005, are as follows (in thousands):

	Due in Fiscal Year Ended May
		Remainder
Obligation	Total	of 2006	2007	2008	2009	2010	Thereafter
Lines of Credit	$7,272	$7,272	$—	$—	$—	$—	$—
Long-term Debt	2,082	116	114	122	130	138	1,462
Capital Leases	61	13	22	23	3	—	—
Interest Expense	1,195	197	133	124	114	105	522
Operating Leases	1,995	295	587	653	285	172	3
Licensing Obligation	650	50	100	100	100	100	200
Purchase Commitments	205	205	—	—	—	—	—

Total	$13,460	$8,148	$956	$1,022	$632	$515	$2,187

     Interest expense was determined based on the assumption that the Company’s lines of credit will have an average daily outstanding balance of $1.0 million at an annual interest rate of 6.0% for fiscal year 2006 and no borrowings thereafter. The interest expense on long term notes and lease obligations is based on the payment schedules and interest rates from the relevant agreements.
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
Our International Operations and Sales May Expose Our Business to Additional Risks
     For the six months ended November 27, 2005, approximately 35% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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
Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
     During the first six months of fiscal year 2006, sales to our top five customers accounted for approximately 47% of our revenues, with our largest customers, Costco Wholesale Corp. and Pomina Enterprise Co. LTD, accounting for approximately 15% and 11%, respectively of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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
Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders
     Our executive officers and directors and their affiliates own or control approximately 25% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of November 27, 2005.

	Remainder					There-
	of 2006	2007	2008	2009	2010	after	Total
Liabilities (in 000’s)
Lines of Credit	$7,272	$—	$—	$—	$—	$—	$7,272
Avg. Int. Rate	4.88%						4.88%

Long term debt, including current portion
Variable Rate	$129	$136	$145	$133	$138	$1,462	$2,143
Avg. Int. Rate	6.58%	6.59%	6.59%	6.59%	6.59%	6.59%	6.59%
Item 4. Controls and Procedures
(a)	Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), Landec’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective and designed to ensure that information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	There was no change in Landec’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to the Asset Purchase Agreement dated June 29, 2005, the Company on August 29, 2005 issued to the former owners of Heartland Hybrids, Inc. 152,186 shares of Common Stock valued at $960,000.
     The issuance of securities in this Item 2 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and also represented that each is an “accredited investor” with the meaning of Rule 501(a) of Regulation D under the Act. Appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on October 14, 2005 the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Withheld
1.	Four Class II directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:
	Gary T. Steele	20,709,455	574,916
	Nicholas Tompkins	20,726,836	557,535
	Duke Bristow	20,769,836	514,535
	Robert Tobin	20,769,836	514,535
	The Class I directors were not up for election at the Annual Meeting. The four current Class I directors, Frederick Frank, Stephen E. Halprin, Richard S. Schneider, Ph.D., and Kenneth
	E. Jones will serve as Class I directors until the next Annual Meeting, when their successors will be elected and qualified.

		Voted	Voted
		For	Against	Abstain
2.	To approve the Company’s Stock Incentive Plan	12,584,534	1,017,790	146,647

3.	To ratify the appointment of Ernst & Young
	LLP as independent public accountants of the
	Company for the 2006 fiscal year.	21,201,823	26,512	56,035
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Title:

10.57+	Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005.

10.58+	Fifth Amendment to Credit Agreement dated as of October 7, 2004.

10.59+	Sixth Amendment to Credit Agreement dated as of October 7, 2005.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 6, 2006

Exhibit Index

Exhibit
Number	Exhibit Title:

10.57+	Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005.

10.58+	Fifth Amendment to Credit Agreement dated as of October 7, 2004.

10.59+	Sixth Amendment to Credit Agreement dated as of October 7, 2005.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.