Form 10-Q
period 2006-02-26
LANDEC CORP \CA\
filed 2006-04-04
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 26, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _________ to                     .
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑       Non Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of March 20, 2006, there were 24,869,423 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q for the Fiscal Quarter Ended February 26, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 26,	May 29,
	2006	2005*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,095	$12,871
Marketable securities	—	1,968
Accounts receivable, less allowance for doubtful accounts of $314 and $313 at February 26, 2006 and May 29, 2005	12,957	15,405
Accounts receivable, related party	297	476
Inventory	20,899	9,917
Notes and advances receivable	536	419
Notes receivable, related party	35	89
Prepaid expenses and other current assets	1,876	2,042
Assets held for sale	—	1,190

Total Current Assets	56,695	44,377

Property and equipment, net	17,500	17,275
Goodwill, net	29,694	25,987
Trademarks, net	13,270	11,570
Other intangibles, net	173	58
Notes receivable	631	426
Notes receivable, related party	—	7
Other assets	1,059	375

Total Assets	$119,022	$100,075

Current Liabilities:
Accounts payable	$15,100	17,513
Related party payables	94	793
Accrued compensation	2,413	1,907
Other accrued liabilities	2,085	2,141
Deferred revenue	17,591	557
Current maturities of long term debt	155	548

Total Current Liabilities	37,438	23,459

Long term debt, less current maturities	1,949	2,540
Other liabilities	—	550
Minority interest	1,549	1,466

Total Liabilities	40,936	28,015

Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,869,423 and 24,086,368 shares issued and outstanding at February 26, 2006 and May 29, 2005, respectively	126,019	121,950
Accumulated deficit	(47,933)	(49,890)

Total Shareholders’ Equity	78,086	72,060

Total Liabilities and Shareholders’ Equity	$119,022	$100,075

*	Amounts as of May 29, 2005 are derived from the May 29, 2005 audited consolidated financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2006	2005	2006	2005
Revenues:
Product sales	$55,170	$50,605	$156,058	$145,858
Services revenue, related party	690	754	2,783	2,792
License fees	1,321	22	1,616	66
Royalty revenues, related party	54	54	187	182
Research, development and royalty revenues	14	96	22	159

Total revenues	57,249	51,531	160,666	149,057

Cost of revenue:
Cost of product sales	44,697	40,678	130,404	121,914
Cost of product sales, related party	714	1,176	3,543	4,571
Cost of services revenue	422	379	1,624	1,538

Total cost of revenue	45,833	42,233	135,571	128,023

Gross profit	11,416	9,298	25,095	21,034

Operating costs and expenses:
Research and development	701	705	2,280	2,195
Selling, general and administrative	7,195	6,158	20,530	17,478

Total operating costs and expenses	7,896	6,863	22,810	19,673

Operating income	3,520	2,435	2,285	1,361

Interest income	145	88	395	107
Interest expense	(112)	(127)	(362)	(332)
Minority interest expense	(80)	(103)	(397)	(343)
Other income	41	—	36	—

Net income	$3,514	$2,293	$1,957	$793

Basic net income per share	$0.14	$0.10	$0.08	$0.03

Diluted net income per share	$0.13	$0.09	$0.06	$0.02

Shares used in per share computation:

Basic	24,849	23,990	24,438	23,594

Diluted	25,719	24,928	25,315	24,492

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 26,	February 27,
	2006	2005
Cash flows from operating activities:
Net income	$1,957	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,336	2,723
(Gain) loss on sale of property and equipment	(129)	214
Minority interest	397	343
Changes in current assets and current liabilities, net of effects of acquisition of assets of Heartland Hybrids, Inc.:
Accounts receivable, net	2,976	3,692
Inventory	(10,064)	(3,180)
Issuance of notes and advances receivable	(1,531)	(231)
Collection of notes and advances receivable	1,472	783
Prepaid expenses and other current assets	192	(444)
Accounts payable	(4,650)	(3,737)
Related party payables	(699)	(92)
Accrued compensation	506	(23)
Other accrued liabilities	(93)	463
Deferred revenue	16,484	10,774

Net cash provided by operating activities	9,154	12,078

Cash flows from investing activities:
Purchases of property and equipment	(2,359)	(3,050)
Purchase of marketable securities	(991)	—
Proceeds from maturities of marketable securities	2,959	—
Issuance of notes and advances receivable	(425)	(453)
Collection of notes and advances receivable	223	388
Proceeds from the sale of property and equipment	1,350	22
Acquisition of assets of Heartland Hybrids, Inc., net of cash acquired	(3,630)	—

Net cash used in investing activities	(2,873)	(3,093)

Cash flows from financing activities:
Proceeds from sale of common stock	3,109	4,964
Increase in other assets	(802)	(47)
Borrowings on lines of credit	14,904	59,441
Payments on lines of credit	(14,904)	(63,901)
Payments on long term debt	(1,050)	(1,651)
Proceeds from issuance of long term debt	—	1,200
Distributions to minority interest	(314)	(550)

Net cash provided by (used in) financing activities	943	(544)

Net increase in cash and cash equivalents	7,224	8,441
Cash and cash equivalents at beginning of period	12,871	6,458

Cash and cash equivalents at end of period	$20,095	$14,899

Supplemental schedule of noncash investing and financing activities:
Sale of assets and services for notes receivable	$—	$425

Purchase of asset for a liability	$—	$813

Preferred shares received under license agreement	$900	$—

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
     The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 26, 2006 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
     The results of operations for the three and nine months ended February 26, 2006 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters). In addition, Landec Ag purchases corn seed and collects cash deposits from farmers in advance of shipping the corn during the Company’s third and fourth quarters. The increased levels of inventory and deferred revenue at February 26, 2006 compared to May 29, 2005 reflect the seasonal nature of Landec Ag’s seed business.
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
Investments
     Equity investments in non-public companies with no readily available market value are carried on the balance sheet at cost as adjusted for impairment losses, if any. If reductions in the market value of the investments to an amount that is below cost are deemed by management to be other than temporary, the reduction in market value will be realized, with the resulting loss in market value reflected on the income statement.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS

123R such that the Company is now allowed to adopt the new standard effective at the beginning of fiscal year 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.
     Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its stock option plans. Although the Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, the Company expects that the adoption of SFAS 123R may have a material impact on the Company’s consolidated results of operations. The impact of adoption of SFAS 123R cannot be estimated at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Reclassifications
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
2.	Purchase of Heartland Hybrids Assets
     On August 29, 2005, Landec Corporation, through its agricultural seed subsidiary, Landec Ag, Inc., acquired the assets of Heartland Hybrids, Inc. (“Heartland”), which is based in Dassel, MN, for $6.0 million. The consideration at closing consisted of 152,186 shares of Landec Common Stock valued at $1.0 million and cash of $3.65 million. In addition, the agreement provides for future payments to the former owners of Heartland of up to $1.35 million. These payments consist of a cash earn-out of $1.2 million based on Heartland achieving certain financial targets for fiscal years 2006 and 2007 and a $150,000 holdback for any post closing adjustments. Any amounts remaining in the holdback reserve will be paid out in May 2006. Heartland operations are included in Landec’s consolidated results of operations commencing August 29, 2005. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments predominantly related to earn-out payments. These allocations are based on independent valuations and other studies.
     The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities	$(757)
Customer base	800
Trademark	1,700
Goodwill	2,907

$4,650
     Under Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. No pro forma information is deemed necessary as the operations of Heartland Hybrids are immaterial to Landec’s annual revenues and results of operations.
3.	License Agreement
     On December 23, 2005, Landec entered into an exclusive licensing agreement with a medical device company. This company paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer®

materials technology in a specific device field worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $900,000 which represents a 16.7% ownership interest in the medical device company. Landec’s ownership interest could increase to as high as 19.9% based on certain milestones being achieved. The $1.15 million of value received under this agreement is recorded as licensing revenue in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.
4.	Net Income Per Diluted Share
     The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 26,	February 27,	February 26,	February 27,
	2006	2005	2006	2005
Numerator:
Net income	$3,514	$2,293	$1,957	$793
Less: Minority interest in income of subsidiary	(165)	(127)	(390)	(211)

Net income for diluted net income per share	$3,349	$2,166	$1,567	$582

Denominator:
Weighted average shares for basic net income per share	24,849	23,990	24,438	23,594
Effect of dilutive securities:
Stock Options	870	938	877	898

Weighted average shares for diluted net income per share	25,719	24,928	25,315	24,492

Diluted net income per share	$0.13	$0.09	$0.06	$0.02
     Options to purchase 442,962 and 552,812 shares of Common Stock at a weighted average exercise price of $6.49 and $6.90 per share were outstanding during the three months ended February 26, 2006 and February 27, 2005, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.
     Options to purchase 480,709 and 2,564,247 shares of Common Stock at a weighted average exercise price of $6.49 and $5.63 per share were outstanding during the nine months ended February 26, 2006 and February 27, 2005, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.
5.	Stock-Based Compensation
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
     Pro forma information regarding net income and net income per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 4.31% to 4.72% for the three months ended February 26, 2006, 3.60% to 3.76% for the three months February 27, 2005; 3.69% to 4.72% for the nine months ended February 26, 2006, and 3.35% to 3.93% for the nine months ended February 27, 2005; a dividend yield of 0.0% for the three and nine months ended February 26, 2006 and February 27, 2005; a volatility factor of the expected market price of the Company’s common stock of 0.53 and 0.59 as of February 26, 2006 and February 27, 2005, respectively; and a weighted average expected life of the options of 4.82 years and 4.39 years for the three and nine months ended February 26, 2006 and February 27, 2005, respectively.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Net income	$3,514	$2,293	$1,957	$793
Deduct:
Stock-based employee expense determined under SFAS 123	(230)	(222)	(894)	(849)

Basic Pro forma net income (loss)	3,284	2,071	1,063	(56)

Less: Minority interest in income of subsidiary	(165)	(127)	(390)	(211)

Diluted pro forma net income (loss)	$3,119	$1,944	$673	$(267)

Basic net income per share — as reported	$0.14	$0.10	$0.08	$0.03

Diluted net income per share — as reported	$0.13	$0.09	$0.06	$0.02

Basic pro forma net income (loss) per share	$0.13	$0.09	$0.04	$(0.00)

Diluted pro forma net income (loss) per share	$0.12	$0.08	$0.03	$(0.01)

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
6.	Goodwill and Other Intangibles
     The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the nine months ended February 26, 2006, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no charge was warranted as of February 26, 2006.
7.	Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 26,	May 29,
	2006	2005
Finished goods	$15,875	$6,132
Raw material	5,024	3,655
Work in process	—	130

Total	$20,899	$9,917

8.	Purchase and Sale of Fruit Land
     On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. Upon entering into the agreement, the Company received $28,000 in cash and promissory notes receivable for $424,500. The sale closed on January 3, 2006. As of February 26, 2006, payments on the notes receivable totaled $56,000 with the remaining balance to be paid from net profits from the sale of grapes produced from this property with a final payment due on December 31, 2009, if not previously paid off. Interest accrues at the prime rate and is payable quarterly. In another transaction which closed on January 17, 2006, the Company sold to an individual the remaining 110 acres for $936,000 in cash, net of sales commissions. The Company recorded a gain of $160,000 during the three months ended February 26, 2006 on these sales.
9.	Debt
     On November 1, 2005, Apio amended its revolving line of credit that was scheduled to expire on August 31, 2006, with Wells Fargo Bank N.A. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (6.36% at February 26, 2006). The line of credit contains certain restrictive covenants, which require Apio to meet certain financial tests including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. The line of credit also affects the ability of Landec to receive payments on debt owed by Apio to Landec. Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo Bank. At February 26, 2006, no amounts were outstanding under Apio’s line of credit.
10.	Licensing and Supply Agreement
     In July 2005, the Company amended the supply agreement with Alcon, Inc. to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. As a result, all of the deferred revenue has been reclassified to current liabilities in the accompanying Consolidated Balance Sheets. In addition, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), the entire amount of the deferred revenue of $638,000 as of May 29, 2005, will be recognized as “recycled” revenue during fiscal year 2006. For the three and nine months ended February 26, 2006, $172,000 and $466,000, respectively, of the related deferred revenue was recognized as “recycled” license revenue.
11.	Related Party
     Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC (formerly known as Apio Fresh) for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of February 26, 2006 and May 29, 2005 and for the three and nine months ended February 26, 2006 and February 27, 2005.
     Apio leases, for approximately $429,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and nine months ended February 26, 2006 the Company subleased all of the land leased from the Apio CEO and received sublease income of $115,000 and $436,000, respectively, which is equal to the amount the Company paid to lease that land for the period.
     Apio’s domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During the three and nine months ended February 26, 2006, the Company recognized revenues of $16,000 and $86,000, respectively, from the sale of products to Beachside Produce and royalty revenue of $54,000 and $187,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of February 26, 2006 and May 29, 2005.
     In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of February 26, 2006 and May 29, 2005 is $218,000 and $201,000, respectively, owed to the Apio CEO.
     All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
12.	Comprehensive Income
     The comprehensive income of Landec is the same as the net income.
13.	Shareholders’ Equity
     During the three and nine months ended February 26, 2006, 485,469 and 630,869 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company issued to the former owners of Heartland 152,186 shares of Landec Common Stock on August 29, 2005 in connection with the purchase of Heartland assets (see Note 2).
     On October 14, 2005, following shareholder approval at the Annual Meeting of Shareholders of the Company, the 2005 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s four then existing equity plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.
     The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. Under the Plan 861,038 shares of the Company’s Common Stock (“Shares”) are available for awards. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

14.	Business Segment Reporting
     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay™ specialty packaging for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn and seed coatings using Landec’s patented Intellicoat® seed coatings to the farming industry. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.
     Operations by Business Segment (in thousands):

		Agricultural
	Food Products	Seed	Corporate
Three months ended February 26, 2006	Technology	Technology	and Other	TOTAL
Net revenues	$47,435	$8,353	$1,461	$57,249
International sales	$6,272	$—	$—	$6,272
Gross profit	$7,391	$2,621	$1,404	$11,416
Net income (loss)	$3,154	$(751)	$1,111	$3,514
Interest expense	$79	$33	$—	$112
Interest income	$126	$1	$18	$145
Depreciation and amortization	$717	$65	$28	$810

Three months ended February 27, 2005
Net revenues	$41,650	$9,722	$159	$51,531
International sales	$5,943	$—	$—	$5,943
Gross profit	$5,299	$3,859	$140	$9,298
Net income	$1,170	$978	$145	$2,293
Interest expense	$90	$37	$—	$127
Interest income	$62	$12	$14	$88
Depreciation and amortization	$809	$119	$27	$955

Nine months ended February 26, 2006
Net revenues	$150,336	$8,373	$1,957	$160,666
International sales	$42,914	$—	$—	$42,914
Gross profit	$20,720	$2,640	$1,735	$25,095
Net income (loss)	$7,436	$(6,063)	$584	$1,957
Interest expense	$227	$134	$1	$362
Interest income	$324	$27	$44	$395
Depreciation and amortization	$1,917	$344	$75	$2,336

Nine months ended February 27, 2005
Net revenues	$138,920	$9,827	$310	$149,057
International sales	$42,126	$—	$—	$42,126
Gross profit	$16,820	$3,955	$259	$21,034
Net income (loss)	$3,978	$(3,376)	$191	$793
Interest expense	$223	$109	$—	$332
Interest income	$76	$14	$17	$107
Depreciation and amortization	$2,294	$351	$78	$2,723
     During the nine months ended February 26, 2006 and February 27, 2005, sales to the Company’s top five customers accounted for approximately 45% and 41%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 16% and 15%, respectively, and Sam’s Club, accounting for approximately 10% and 9%, respectively of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

15.	Subsequent Events
     On March 14, 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. Landec received an upfront licensing fee of $800,000 at close and will receive up to an additional $1.6 million of license payments that will be paid in quarterly installments of $200,000 each during years two and three of the agreement for the exclusive rights to use Landec’s Intelimer materials technology in specific fields worldwide. In addition, Landec received at close $100,000 for technology transfer work to be performed by Landec during Landec’s fourth quarter of fiscal year 2006. Landec will provide research and development support to Air Product for three years with a mutual option for two additional years. The license fees will be recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, occurring after March 14, 2007, Landec will receive 40% of the gross profits generated from the sale of products by Air Products that incorporate Landec’s Intelimer materials.
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
     Landec has two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see note 14).
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
     Landec was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and the Common Stock is listed on the Nasdaq National Market under the symbol “LNDC.” The principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.
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
     Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay™ packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Beachside Produce, LLC (formerly known as Apio Fresh). Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Beachside Produce purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Beachside Produce pays Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Beachside Produce and its growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added products. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 29, 2005, Apio shipped more than sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.
          There are five major distinguishing characteristics of Apio that provide competitive advantages for its Food Products Technology business:
•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart® brand and other brands for its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average twelve new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce products. During the last twelve months, Apio has introduced 15 new products.
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
Technology Licensing/Research and Development Businesses
     We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our core businesses. For example, our core patented technology, Intelimer materials, can be used to trigger the release of small molecule drugs, catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields. However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.
Results of Operations
Revenues (in thousands):

	Three months	Three months ended		Nine months	Nine months
	ended 2/26/06	2/27/05	Change	ended 2/26/06	ended 2/27/05	Change

Apio Value Added	$39,517	$33,977	16%	$99,653	$89,201	12%
Apio Trading	7,415	7,673	(3%)	50,093	49,719	1%
Apio Tech	503	—	N/M	590	—	N/M

Total Apio	47,435	41,650	14%	150,336	138,920	8%
Landec Ag	8,353	9,722	(14%)	8,373	9,827	(15%)
Corporate	1,461	159	819%	1,957	310	531%

Total Revenues	$57,249	$51,531	11%	$160,666	$149,057	8%

     Apio Value Added
     Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.
     The increase in Apio’s value-added revenues for the three and nine months ended February 26, 2006 compared to the same periods last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 20% and 15%, respectively, during the three and nine months ended February 26, 2006 compared to the same periods last year. In addition, sales of Apio’s value-added vegetable tray products grew 24% and 23%, respectively, during the three and nine months ended February 26, 2006 compared to the same periods last year. Overall value-added unit sales volume increased 13% during the third quarter of fiscal year 2006 compared to the same period last year and 7% for the nine months ended February 26, 2006 compared to the same period of the prior year.
     Apio Trading
     Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the three and nine months ended February 26, 2006 were $6.3 million and $42.9 million, respectively, or 85% and 86%, respectively, of total trading revenues.
     The decrease in revenues in Apio’s trading business for the three ended February 26, 2006 compared to the same period last year was primarily due to a 40% decrease in buy/sell commodity volumes sold to Wal-Mart partially offset by an increase in export unit volumes of 7%. The increase in revenues in Apio’s trading business for the nine months ended February 26, 2006 compared to the same period last year was primarily due to a 2% increase in export unit volumes.
     Apio Tech
     Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Virtually all of the revenues currently generated from Apio Tech are revenues derived from our banana packaging program with Chiquita.
     The increase in revenues at Apio Tech during the three and nine months ended February 26, 2006 compared to the same periods last year was not material to consolidated Landec revenues.
     Landec Ag
     Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of hybrid seed corn and soybeans under the Heartland Hybrids® brand and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.
     The decrease in revenues at Landec Ag during the three and nine months ended February 26, 2006 compared to the same periods last year was due to Landec Ag shipping only 24% of projected fiscal year 2006 sales during this year’s third quarter compared to shipping 38% of fiscal year 2005 sales during last year’s third quarter.
     Corporate
     Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

     The increase in Corporate revenues for the three and nine months ended February 26, 2006 compared to the same periods of the prior year was due to the $1.15 million in revenues received from the license of our Intelimer technology in a specific field to a medical device company in December 2005.
     Gross Profit (in thousands):

	Three months	Three months		Nine months	Nine months
	ended 2/26/06	ended 2/27/05	Change	ended 2/26/06	ended 2/27/05	Change

Apio Value Added	$6,435	$4,880	32%	$17,436	$14,118	24%
Apio Trading	455	419	9%	2,721	2,702	1%
Apio Tech	501	—	N/M	563	—	N/M

Total Apio	7,391	5,299	39%	20,720	16,820	23%
Landec Ag	2,621	3,859	(32%)	2,640	3,955	(33%)
Corporate	1,404	140	903%	1,735	259	570%

Total Gross Profit	$11,416	$9,298	23%	$25,095	$21,034	19%
     General
     There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three and nine months ended February 26, 2006, compared to the same periods last year as outlined in the table above.
     Apio Value-Added
     The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three and nine months ended February 26, 2006 compared to the same periods last year was due to (1) the increase in value-added sales which increased 16% for the quarter and 12% for the first nine months of fiscal year 2006, (2) product mix changes to higher margin products and (3) improved operational efficiencies driven largely by improved raw material quality during the first nine months of fiscal year 2006 compared to the same period last year.
     Apio Trading
     Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profits during the three and nine months ended February 26, 2006 compared to the same periods last year was primarily due to a mix change to higher margin vegetable exports from lower margin fruit exports and lower margin domestic commodity sales to Wal-Mart.
     Apio Tech
     The increase in gross profits for Apio Tech for the three and nine months ended February 26, 2006 compared to the same periods last year was due to the revenues received from our banana packaging agreement with Chiquita.
     Landec Ag
     The decrease in gross profits for Landec Ag for the three and nine months ended February 26, 2006 compared to the same periods last year was due to (1) a decrease in revenues of 14% during the third quarter and 15% for the first nine months of fiscal year 2006 compared to the same periods last year due to a delay in corn shipments this year and (2) the increase in promotional discounts offered this year in order to remain competitive in the industry which experienced unusually high discounts this selling season as compared to past seasons.

     Corporate
     The increase in gross profits for Corporate for the three and nine months ended February 26, 2006 compared to the same periods last year was due to $1.15 million of gross profits from the medical device licensing agreement entered into in December 2005.
Operating Expenses (in thousands):

	Three months	Three months		Nine months	Nine months
	ended 2/26/06	ended 2/27/05	Change	ended 2/26/06	Ended 2/27/05	Change

Research and Development:
Apio	$193	$230	(16%)	$733	$773	(5%)
Landec Ag	163	194	(16%)	470	613	(23%)
Corporate	345	281	23%	1,077	809	33%

Total R&D	$701	$705	(1%)	$2,280	$2,195	4%

Selling, General and Administrative:
Apio	$3,406	$3,039	12%	$10,324	$9,537	8%
Landec Ag	2,704	2,350	15%	6,920	5,719	21%
Corporate	1,085	769	41%	3,286	2,222	48%

Total S,G&A	$7,195	$6,158	17%	$20,530	$17,478	17%
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
     The change in research and development expenses for the three months and nine months ended February 26, 2006 compared to the same periods last year was not material.
     Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
     The increase in selling, general and administrative expenses for the three months and nine months ended February 26, 2006 compared to the same periods last year was primarily due to (1) increases in selling and marketing expenses at Apio and Landec Ag to generate current and future increases in revenues, (2) selling, general and administrative expenses of $658,000 and $1.2 million, respectively, at Heartland Hybrids which was acquired at the beginning of the second fiscal quarter, (3) accrued bonuses at Apio and Corporate based on meeting or exceeding our plan which is currently being exceeded (whereas in the prior fiscal year, bonuses were not recorded until the end of the fiscal year due to uncertainty) and (4) an increase in general and administrative expenses at Corporate for business development consulting fees, legal fees and Sarbanes-Oxley related accounting fees.

Other (in thousands):

	Three months	Three months		Nine months	Nine months
	ended 2/26/06	ended 2/27/05	Change	ended 2/26/06	ended 2/27/05	Change

Interest Income	$145	$88	65%	$395	$107	269%
Interest Expense	(112)	(127)	(12%)	(362)	(332)	9%
Minority Int. Exp	(80)	(103)	(22%)	(397)	(343)	16%
Other Income	41	—	N/M	36	—	N/M

Total Other	$(6)	$(142)	(96%)	$(328)	$(568)	(42%)
     Interest Income
     The increase in interest income for the three and nine month periods ended February 26, 2006 compared to the same periods last year was due to the increase in cash available for investing and higher average interest rates on those investments.
     Interest Expense
     The change in interest expense during the three and nine months ended February 26, 2006 compared to the same periods last year was not material.
     Minority Interest Expense
     The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
     The change in the minority interest for the three months and nine months ended February 26, 2006 compared to the same periods last year was not material.
     Other Income
     Other consists of non-operating income and expenses.
     The change in other income for the three months and nine months ended February 26, 2006 compared to the same periods last year was not material.
Liquidity and Capital Resources
     As of February 26, 2006, the Company had cash and cash equivalents of $20.1 million, a net increase of $7.2 million from $12.9 million at May 29, 2005.
     Cash Flow from Operating Activities
     Landec generated $9.2 million of cash flow from operating activities during the nine months ended February 26, 2006 compared to $12.1 million from operating activities for the nine months ended February 27, 2005. The primary sources of cash during the nine months ended February 26, 2006 were from (1) net income and non-cash items, such as depreciation, of $4.6 million and (2) an increase in deferred revenue of $16.5 million as a result of cash deposits for seed corn to be shipped during our fourth fiscal quarter. The primary uses of cash in operating activities were from (1) the purchase of inventory, primarily seed corn, by Landec Ag, of $10.1 million and (2) a $4.7 million reduction in accounts payable due to the seasonality of our businesses.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the nine months ended February 26, 2006 was $2.9 million compared to $3.1 million for the same period last year. The primary source of cash from investing activities during the nine months ended February 26, 2006 was from the net maturities of $2.0 million of marketable securities. The primary uses of cash from investing activities during the first nine months of fiscal year 2006 were for the purchase of the assets of Heartland Hybrids for $3.6 million and the purchase of $2.4 million of property and equipment primarily for the further automation of Apio’s value-added facility.

     Cash Flow from Financing Activities
     Net cash provided by financing activities for the nine months ended February 26, 2006 was $943,000 compared to net cash used in financing activities of $544,000 for the same period last year. The cash provided by financing activities during the first nine months of fiscal year 2006 was from the sale of $3.1 million of common stock to employees upon the exercise of stock options. The primary use of cash from financing activities during the first nine months of fiscal year 2006 was from the pay down of $1.1 million of long-term debt.
     Capital Expenditures
     During the nine months ended February 26, 2006, Landec purchased vegetable processing equipment to support the expansion of Apio’s value added business. These expenditures represented the majority of the $2.4 million of equipment purchased.
     Debt
     On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less .25% or the LIBOR adjustable rate plus 1.75% (6.36% at February 26, 2006). The revolving line of credit, the equipment line of credit and the term note with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At February 26, 2006, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
     Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate plus 0.375% (7.875% at February 26, 2006). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first nine months of fiscal year 2006. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At February 26, 2006, no amounts were outstanding under Landec Ag’s revolving line of credit.
     At February 26, 2006, Landec’s total debt, including current maturities and capital lease obligations, was $2.1 million and the total debt to equity ratio was 3% compared to 4% at May 29, 2005. This debt was comprised of term debt and capital lease obligations of $2.1 million, $2.0 million of which is mortgage debt on Apio’s manufacturing facilities. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

     Contractual Obligation
     The Company’s material contractual obligations for the next five years and thereafter as of February 26, 2006, are as follows (in thousands):

	Due in Fiscal Year Ended May
		Remainder
Obligation	Total	of 2006	2007	2008	2009	2010	Thereafter
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Long-term Debt	2,049	81	111	119	127	136	1,475
Capital Leases	55	7	22	23	3	—	—
Interest Expense	1,106	141	136	127	120	111	471
Operating Leases	1,635	181	473	445	361	172	3
Licensing Obligation	600	0	100	100	100	100	200
Purchase Commitments	1,409	423	986	—	—	—	—

Total	$6,854	$833	$1,828	$814	$711	$519	$2,149

     Interest expense was determined based on the assumption that the Company has no future borrowings under its lines of credit and that the interest expense on long term notes and lease obligations is based on the payment schedules and interest rates from the relevant agreements.
     Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.
     Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings or public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.
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
Our International Operations and Sales May Expose Our Business to Additional Risks
     For the nine months ended February 26, 2006, approximately 27% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
     During the first nine months of fiscal year 2006, sales to our top five customers accounted for approximately 45% of our revenues, with our largest customers, Costco Wholesale Corp. and Sam’s Club, accounting for approximately 16% and 10%, respectively of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base, as Apio and Landec Ag have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of February 26, 2006.

	Remainder					There-
	of 2006	2007	2008	2009	2010	after	Total
Liabilities (in 000’s)
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate

Long term debt, including current portion
Variable Rate	$88	$133	$142	$130	$136	$1,475	$2,104
Avg. Int. Rate	6.93%	6.98%	6.99%	7.16%	7.20%	7.11%	7.10%
Item 4. Controls and Procedures
(a)	Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), Landec’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, Landec’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective and designed to ensure that information required to be disclosed by Landec in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b)	There was no change in Landec’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Date: April 4, 2006

Exhibit Index

Exhibit Number	Exhibit Title:
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+  Filed herewith.