Form 10-K
period 2006-05-28
LANDEC CORP \CA\
filed 2006-07-27
CIK 1005286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 28, 2006,

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
Common Stock
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐          Accelerated Filer ☑          Non Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $130,470,000 as of November 27, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of July 7, 2006, there were 24,935,046 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement relating to its October 2006 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and the factors discussed below.
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
      The principal products and services offered by the Company in its two core businesses — Food Products Technology and Agricultural Seed Technology — and in the Technology Licensing/ Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2004, 2005 and 2006 is summarized in Note 14 to the Consolidated Financial Statements.
      Landec’s Food Products Technology business, operated through its subsidiary Apio, Inc., combines Landec’s proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in 1999 when the Company acquired Apio, Inc. and certain related entities (collectively “Apio”).
      Landec’s Agricultural Seed Technology business, operated through its subsidiary Landec Ag, Inc. (“Landec Ag”), combines Landec’s proprietary Intellicoat® seed coating technology with its unique direct marketing and consultative selling capabilities which it obtained with its acquisition of Fielder’s Choice Direct (“Fielder’s Choice”), a direct marketer of hybrid seed corn, in 1997. In August 2005, Landec Ag acquired the assets of Heartland Hybrids, Inc. (“Heartland Hybrids”) and has combined the Heartland Hybrids® brand with its Fielder’s Choice® brand to sell seed corn, alfalfa and soybeans.
      In addition to its two core businesses, the Company also operates a Technology Licensing/ Research and Development business that licenses products to, and conducts joint research and development with industry leaders outside of Landec’s core businesses, such as Air Products and Chemicals, Inc. (“Air Products”). The Company also engages in research and development activities and supplies products based on its Intelimer® polymer technology to companies such as Akzo Nobel and L’Oreal of Paris (these supply activities are included in the technology fields licensed to Air Products). For segment disclosure purposes, the Technology Licensing/ Research and Development business is included in Corporate and Other (in Note 14 to the Consolidated Financial Statements).
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

      The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on The NASDAQ Global Market (formerly the Nasdaq National Market) under the symbol “LNDC”.
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
      Landec’s Intelimer materials are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as coconut and palm oils that are highly purified and designed to be manufactured economically through known synthetic processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthetic process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.
Description of Core Business
      The Company participates in two core business segments — Food Products Technology and Agricultural Seed Technology. In addition to these two core segments Landec licenses technology and conducts ongoing research and development and supplies materials through its Technology Licensing/ Research and Development Business.

Food Products Technology Business
      The Company began marketing its proprietary Intelimer-based BreatheWaytm membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry.

Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle. The resulting products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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
      Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. The total U.S. fresh produce market is estimated to be between $100 to $120 billion. Of this, U.S. retail sales of fresh-cut produce is estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the International Fresh-Cut Produce Association, the fresh-cut produce market is one of the highest growth areas in retail grocery stores.
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
      Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers. In addition to using BreatheWay packaging for its value-added produce business, the Company markets and sells BreatheWay packaging directly to food distributors.

The Business: Apio, Inc.
      Apio had revenues of approximately $195 million for the fiscal year ended May 28, 2006, $179 million for the fiscal year ended May 29, 2005 and $168 million for the fiscal year ended May 30, 2004.
      Based in Guadalupe, California, Apio, when acquired in 1999, consisted of two major businesses — first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Beachside Produce, LLC (formerly known as Apio Fresh). Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Beachside Produce purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Beachside Produce will pay Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Beachside Produce and its owner growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added business. The fresh-cut value-added processed products business, developed within the last ten years, markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 28, 2006, Apio shipped nearly seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.
      There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on developing its Eat Smart® brand and other brands for all of its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Landec’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to meal lines of products, to side dish lines of products. During fiscal year 2006 Apio introduced 19 new products.
      Apio established in May 2005 its Apio Tech division to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit, including unique packaging solutions for produce in large packages including shipping and pallet-sized containers.
      For the past ten years, the Company has marketed its Eat Smart fresh-cut bagged vegetables, trays and iceless products using its BreatheWay packaging technology and has now expanded its technology to include packaging for bananas. In September 2004, Apio entered into an agreement with Chiquita whereby Apio will supply Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas in selective applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio will provide Chiquita with ongoing research and development, process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.
      For its part, Chiquita provides marketing, distribution and retail sales support for Chiquita bananas sold worldwide in BreatheWay packaging. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.

      The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas will be commercial outlets that normally do not sell bananas because of their short shelf-life — outlets such as quick serve restaurants, convenience stores, drug stores and coffee chain outlets.
      In addition to the introduction of specialty packaging for bananas, the Company is selling its BreatheWay packaging technology for case liner packaging for bunch and crown broccoli, eighteen pound cases of loose broccoli florets, Asian cut broccoli crowns and export cut broccoli crowns.
      The Company’s specialty packaging for case liner products reduces freight expense up to 50% by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits as outlined above.
      Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store or at home. The rectangular tray design is convenient for storage in consumers’ refrigerators and expands the Company’s wide-ranging vegetable tray line.
      In fiscal year 2006, sales of the value-added vegetable tray line grew 22%, and according to A.C. Nielsen, for the three months ended March 31, 2006, the Company’s market share for sales of vegetable trays to retail grocery stores in the U.S. was 46%.
      Foster Farms recently launched a new meal line that combines fresh cut vegetables and chicken which uses the Company’s BreatheWay technology. In addition, the Company is in market tests for new lines of fresh cut vegetable side dishes and vegetable salads.

Agricultural Seed Technology Business
      Landec Ag’s strategy is to build a vertically integrated seed technology company based on its proprietary Intellicoat seed coating technology and its direct marketing and consultative selling capabilities.

The Technology and Market Opportunity: Intellicoat Seed Coatings
      Landec has developed and, through Landec Ag, is commercially selling its Intellicoat seed coatings, an Intelimer-based agricultural material designed to control seed germination timing, increase crop yields and extend crop planting windows. These coatings are being applied to corn and soybean seeds. According to the U.S. Agricultural Statistics Board, the total planted acreage in 2006 in the United States for corn and soybean seed was approximately 78 million and 77 million, respectively.
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
      Landec Ag’s Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2006 Pollinator Plus was used by 35 seed companies on approximately 15% of the seed production acres in the U.S.
      In 2003, Landec Ag commercialized Early Plant® corn, its seed coating application for hybrid corn, by selling the product directly to farmers through its Fielder’s Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2006, nine seed companies offered Intellicoat on their hybrid seed corn offerings.

      The third commercial application for seed coating is the Relaytm Cropping system of wheat and Intellicoat coated soybeans, which allows farmers to plant and harvest two crops in the same year on the same ground in geographic areas where double cropping is usually not possible. This provides significant financial benefit especially to farmers in the Corn Belt who grow wheat as a single crop.

The Business: Landec Ag
      Landec Ag had sales of approximately $34.1 million for the fiscal year ended May 28, 2006, $25.6 million for the fiscal year ended May 29, 2005 and $23.6 million for the fiscal year ended May 30, 2004.
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
      Based in Monticello, Indiana, Landec Ag offers a comprehensive line of corn hybrids and alfalfa to more than 12,500 farmers in over forty states through direct marketing programs. The success of Landec Ag comes, in part, from its expertise in selling directly to the farmer, bypassing the traditional and costly farmer-dealer system. We believe that this direct channel of distribution provides up to a 35% cost advantage compared to the farmer-dealer system.
      In order to support its direct marketing programs, Landec Ag has developed a proprietary direct marketing, and consultative selling information technology that enables state-of-the-art methods for communicating with a broad array of farmers. This proprietary direct marketing information technology includes a current database of over 163,000 farmers.
      The acquisitions by Landec Ag of Fielder’s Choice in 1997 and Heartland Hybrids in 2005 were strategic in providing a cost-effective vehicle for marketing Intellicoat seed coating products. The Company believes that the combination of coating technology and a direct channel of distribution, telephonic and electronic commerce capabilities will enable Landec Ag to more quickly achieve meaningful market penetration.

Technology Licensing/ Research and Development Businesses
      We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our core businesses. For example, our core patented technology, Intelimer materials, can be used to trigger catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields. However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

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

Intelimer Polymer Systems
      Landec has developed latent catalysts useful in extending pot-life, extending shelf life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. through a licensing agreement with Air Products. The Company has also developed Intelimer polymer materials useful in enhancing the formulating options for various personal care products. The rights to develop and sell Landec’s latent catalysts and personal care technologies were licensed to Air Products in March 2006. Landec’s pressure sensitive adhesives (“PSA”) technology is currently being evaluated in a variety of industrial and medical applications where strong adhesion to a substrate (i.e. steel, glass, silicon, skin, etc.) is desired for a defined time period and upon thermal triggering, results in a significant peel strength reduction. For example, select PSA systems exhibit greater than 90% reduction in peel strength upon warming, making them ideal for applications on fragile substrates.

Personal Care and Cosmetic Applications
      Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company’s partner, Air Products, is currently shipping products to L’Oreal of Paris for use in lotions and creams. Sales of Landec materials used in L’Oreal products have not been material to the Company’s financials.

Medical Applications
      On December 23, 2005, Landec entered into an exclusive licensing agreement with a medical device company. This company paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer materials technology in a specific device field worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.3 million which represents a 19.9% ownership interest in the medical device company. At this time, the Company is unable to predict the ultimate outcome of the collaboration with the medical device company and the timing or amount of future revenues, if any.
Sales and Marketing
      Each of the Company’s core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. During fiscal year 2006, sales to the Company’s top five customers accounted for approximately 46% of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 16% of the Company’s revenues.

Food Products Technology Business
      Apio has 18 sales people, located in central California and throughout the U.S., supporting the export business and the specialty packaged value-added produce business.

Agricultural Seed Technology Business
      Landec Ag utilizes 49 seed sales consultants and associates located in Monticello, Indiana and Dassel, Minnesota for its direct marketing of seed corn and Intellicoat coated products. Customer contacts are made based on direct responses and inquiries from customers.

Seasonality
      The Company’s sales are moderately seasonal. Historically, our direct marketer of hybrid corn seed, Landec Ag, has seen its revenues and profits concentrated over a few months during the spring planting season (generally during the Company’s third and fourth quarters). In addition, Apio can be heavily affected by seasonal weather factors which have impacted quarterly results, such as high cost of sourcing product in December 2003, January 2004 and March/ April 2005 due to a shortage of essential value-added produce items.

Manufacturing and Processing
      Landec intends to control the manufacturing of its own products whenever possible, as it believes that there is considerable manufacturing margin opportunity in its products. In addition, the Company believes that know-how and trade secrets can be better maintained by Landec retaining some manufacturing capabilities in-house.

Food Products Technology Business
      The manufacturing process for the Company’s proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. A third party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging. Select outside contractors currently manufacture the breathable membranes and Landec has transitioned virtually all of the label package conversion to Apio’s Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.
      Apio processes virtually all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling LP, a separate company in which Apio has a 60% ownership interest and is the general partner.

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
Research and Development
      Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 were $3.0 million, $2.5 million and $3.5 million, respectively. Research and development expenditures funded by corporate partners were $100,000 for fiscal year ended May 28, 2006, $20,000 for the fiscal year ended May 29, 2005 and $173,000 for the fiscal year ended May 30, 2004. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 28, 2006, Landec had 23 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.
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
Patents and Proprietary Rights
      The Company’s success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has twenty-five active U.S. patents with expiration dates ranging from 2009 to 2021 and has filed applications for additional U.S. patents, as well as certain corresponding patent applications outside the United States, relating to the Company’s technology. The Company’s issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company’s technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company’s products or design around the Company’s patents. Any of the foregoing results could have a material adverse effect on the Company’s business, operating results and financial condition.
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
Employees
      As of May 28, 2006, Landec had 186 full-time employees, of whom 50 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 136 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec’s employees is represented by a union, and Landec believes relationships with its employees are good.
Available Information
      Landec’s Web site is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Report.

Item 1A.	Risk Factors
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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
      In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in December 2003, January 2004 and March/ April 2005 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our food and/or agricultural operations include:

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

We Have a Concentration of Manufacturing in One Location for Apio and May Have to Depend on Third Parties to Manufacture Our Products
      Any disruptions in our primary manufacturing operation at Apio’s facility in Guadalupe, California would reduce our ability to sell our products and would have a material adverse effect on our financial results. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be affected. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

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
      The Company is subject to the Perishable Agricultural Commodities Act (“PACA”) law. PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse effect on our business.

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

Our International Operations and Sales May Expose Our Business to Additional Risks
      For the fiscal year ended May 28, 2006, approximately 22% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

•	regulatory approval process,

•	government controls,

•	export license requirements,

•	political instability,

•	price controls,

•	trade restrictions,

•	changes in tariffs, or

•	difficulties in staffing and managing international operations.
      Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our international business, and our financial condition and results of operations. While our foreign sales are currently priced in dollars, fluctuations in currency exchange rates may reduce the demand for our products by increasing the price of our products in the currency of the countries to which the products are sold. Regulatory, geopolitical and other factors may adversely impact our operations in the future or require us to modify our current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
      During fiscal year 2006, sales to our top five customers accounted for approximately 46% of our revenues, with our largest customers, Costco Wholesale Corp. and Sam’s Club, accounting for approximately 16% and 14%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Increase Our Exposure to Product Liability Claims
      The testing, manufacturing, marketing, and sale of the products we develop involve an inherent risk of allegations of product liability. If any of our products were determined or alleged to be contaminated or defective or to have caused a harmful accident to an end-customer, we could incur substantial costs in responding to complaints or litigation regarding our products and our product brand image could be materially damaged. Either event may have a material adverse effect on our business, operating results and financial condition. Although we have taken and intend to continue to take what we believe are appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We currently maintain product liability insurance. While we believe the coverage and limits are consistent with industry standards, our coverage may not be adequate or may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, operating results and financial condition.

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

Since We Order Cartons and Film for Our Products from Suppliers in Advance of Receipt of Customer Orders for Such Products, We Could Face a Material Inventory Risk
      As part of our inventory planning, we enter into negotiated orders with vendors of cartons and film used for packing our products in advance of receiving customer orders for such products. Accordingly, we face the risk of ordering too many cartons and film since orders are generally based on forecasts of customer orders rather than actual orders. If we cannot change or be released from the orders, we may incur costs as a result of inadequately predicting cartons and film orders in advance of customer orders. Because of this, we may have an oversupply of cartons and film and face the risk of not being able to sell such inventory and our anticipated reserves for losses may be inadequate if we have misjudged the demand for our products. Our business and operating results could be adversely affected as a result of these increased costs.

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

Recently Enacted Changes in Securities Laws and Regulations Have and Will Continue to Increase Our Costs
      The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 required changes in some of our corporate governance, public disclosure and compliance practices. In addition, Nasdaq has made revisions to its requirements for companies, such as Landec, that are listed on The NASDAQ Global Market. These developments have increased our legal and financial compliance costs. These changes could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee.

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

1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company owns or leases properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon, Oxford and Monticello, Indiana; Danville, Illinois; Dassel, Minnesota and Kinsman, Ohio.
      These properties are described below:

	Business			Acres of	Lease
Location	Segment	Ownership	Facilities	Land	Expiration

Menlo Park, CA	Other	Leased	10,400 square feet of office and laboratory space	—	12/31/06
Monticello, IN	Agricultural Seed Technology	Owned	19,400 square feet of office space	0.5	—
West Lebanon, IN	Agricultural Seed Technology	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Agricultural Seed Technology	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/06
Danville, IL	Agricultural Seed Technology	Leased	200,000 square feet of warehouse space	—	12/31/08
Dassel, MN	Agricultural Seed Technology	Leased	4,600 square feet of office space	—	5/31/08
Dassel, MN	Agricultural Seed Technology	Leased	35,200 square feet of warehouse space	—	5/31/08
Dassel, MN	Agricultural Seed Technology	Leased	7,200 square feet of vehicle maintenance shop space	—	5/31/08
Kinsman, OH	Agricultural Seed Technology	Leased	6,600 square feet of warehouse space	—	08/1/07
Guadalupe, CA	Food Products Technology	Owned	106,000 square feet of office space, manufacturing and cold storage	17.7	—
Arroyo Grande, CA	Food Products Technology	Leased	1,100 square feet of office space	—	6/30/08
      There are bank liens encumbering all of the Company’s owned land and buildings.

Item 3.	Legal Proceedings
      The Company is involved in litigation arising in the normal course of business. The Company is currently not a party to any legal proceedings which would result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended May 28, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
      The Common Stock is traded on The NASDAQ Global Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock as reported on The NASDAQ Global Market.

Fiscal Year Ended May 28, 2006	High	Low

4th Quarter ending May 28, 2006	$9.65	$6.71
3rd Quarter ending February 26, 2006	$7.84	$6.23
2nd Quarter ending November 27, 2005	$8.01	$6.32
1st Quarter ending August 28, 2005	$6.98	$6.66

Fiscal Year Ended May 29, 2005	High	Low

4th Quarter ending May 29, 2005	$8.25	$5.77
3rd Quarter ending February 27, 2005	$7.72	$6.00
2nd Quarter ending November 28, 2004	$8.00	$4.50
1st Quarter ending August 29, 2004	$7.40	$4.28

Holders
      There were approximately 84 holders of record of 24,935,046 shares of outstanding Common Stock as of July 7, 2006. Since certain holders are listed under their brokerage firm’s names, the actual number of shareholders is higher.

Dividends
      The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Unregistered Sales of Equity Securities
      Pursuant to the Asset Purchase Agreement dated June 29, 2005, the Company on August 29, 2005 issued 152,186 shares of Common Stock valued at $960,000 to the former owners of Heartland Hybrids, Inc.
      The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and also represented that each is an “accredited investor” with the meaning of Rule 501(a) of Regulation D under the Act. Appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.

Issuer Purchases of Equity Securities
      There were no shares repurchased by the Company during the quarter ending on May 28, 2006.

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

				Seven	Seven
				Months	Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended
	May 28,	May 29,	May 30,	May 25,	June 2,	October 27,	October 28,
	2006	2005	2004	2003	2002	2002	2001

					(Unaudited)
	(In thousands)
Statements of Operations Data:
Revenues:
Product sales	$225,404	$201,020	$185,664	$98,689	$96,513	$152,958	$141,314
Services revenue	3,725	3,704	5,791	12,784	15,882	26,827	48,429
License fees	2,398	88	88	357	1,274	2,330	374
Research, development and royalty revenues	426	418	549	429	402	1,040	529

Total revenues	231,953	205,230	192,092	112,259	114,071	183,155	190,646
Cost of revenue:
Cost of product sales	188,904	170,359	158,911	82,339	80,680	131,352	122,081
Cost of services revenue	3,005	2,899	3,390	9,216	12,505	20,463	40,751

Total cost of revenue	191,909	173,258	162,301	91,555	93,185	151,815	162,832

Gross profit	40,044	31,972	29,791	20,704	20,886	31,340	27,814
Operating costs and expenses:
Research and development	3,042	2,543	3,452	2,118	2,018	3,532	3,270
Selling, general and administrative	27,979	23,412	22,284	15,185	16,293	26,114	27,398
Exit of domestic commodity vegetable business	—	—	—	1,095	—	—	—

Total operating costs and expenses	31,021	25,955	25,736	18,398	18,311	29,646	30,668

Operating profit (loss)	9,023	6,017	4,055	2,306	2,575	1,694	(2,854)
Interest income	633	214	164	144	177	247	617
Interest expense	(452)	(414)	(811)	(642)	(1,097)	(1,551)	(2,789)
Minority interest expense	(529)	(411)	(537)	(235)	(224)	(525)	(28)
Other (expense)/income, net	(24)	(4)	29	218	71	336	216

Income (loss) from continuing operations	8,651	5,402	2,900	1,791	1,502	201	(4,838)
Discontinued Operations:
Loss from discontinued operations	—	—	—	—	—	—	(537)
Loss on disposal of operations	—	—	—	—	—	(1,688)	(2,500)

Loss from discontinued operations	—	—	—	—	—	(1,688)	(3,037)

Net income (loss)	$8,651	$5,402	$2,900	$1,791	$1,502	$(1,487)	$(7,875)

Net income (loss)	$8,651	$5,402	$2,900	$1,791	$1,502	$(1,487)	$(7,875)
Dividends on Series B preferred stock	—	—	(464)	(219)	(202)	(412)	—

Net income (loss) applicable to common shareholders	$8,651	$5,402	$2,436	$1,572	$1,300	$(1,899)	$(7,875)

      The gain of $436,000 in fiscal year 2002 on the sale of the fruit processing facility has been reclassified as it appears in prior filings from other income to selling, general and administrative expenses.

				Seven	Seven
				Months	Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended
	May 28,	May 29,	May 30,	May 25,	June 2,	October 27,	October 28,
	2006	2005	2004	2003	2002	2002	2001

					(Unaudited)
	(In thousands, except per share data)
Statements of Operations Data:
Basic net income (loss) per share:
Continuing operations	$0.35	$0.23	$0.11	$0.08	$0.07	$(0.01)	$(0.29)
Discontinued operations	—	—	—	—	—	(0.09)	(0.19)

Basic net income (loss) per share	$0.35	$0.23	$0.11	$0.08	$0.07	$(0.10)	$(0.48)

Diluted net income (loss) per share:
Continuing operations	$0.32	$0.21	$0.12	$0.07	$0.06	$(0.01)	$(0.29)
Discontinued operations	—	—	—	—	—	(0.09)	(0.19)

Diluted net income (loss) per share	$0.32	$0.21	$0.12	$0.07	$0.06	$(0.10)	$(0.48)

Shares used in per share computation:
Basic	24,553	23,705	21,396	20,948	17,777	18,172	16,371

Diluted	25,657	24,614	23,556	22,626	21,082	18,172	16,371

	May 28,	May 29,	May 30,	May 25,	October 27,	October 28,
	2006	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,519	$12,871	$6,458	$3,699	$7,849	$8,695
Total assets	119,025	100,075	93,007	96,887	107,803	120,122
Debt	2,018	3,088	8,996	13,494	17,543	33,416
Convertible preferred stock	—	—	—	5,531	14,461	14,049
Accumulated deficit	(41,239)	(49,890)	(55,292)	(57,728)	(59,300)	(57,401)
Total shareholders’ equity	$85,049	$72,060	$61,549	$57,903	$55,963	$49,839

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described in Item 1A. “Risk Factors.” Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Overview
      Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development — QuickCasttm splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intelimer packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems in June 1997 that includes polymer materials for various industrial applications and beginning in November 2003 for personal care applications; and Intellicoat coated corn seeds in the Fall of 1999.
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
      From inception through May 28, 2006, the Company’s accumulated deficit was $41.2 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is highly uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.
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
      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 104. In the fiscal year ended October 29, 2000, the Company recorded a charge of $1.9 million related to the cumulative effect of the change in accounting principle. The cumulative effect was initially recorded as deferred revenue and has been recognized as recycled revenue over the research and development period or supply period commitment of the agreement. “Recycled” revenue refers to revenue that had previously been recognized as licensing revenue in the Company’s financial statements, but as a result of the Company’s adoption of SAB 104, was reversed through a cumulative effect of a change in accounting in fiscal year 2000 and has been recognized as revenue over the research and development period and/or the supply period commitment of the agreement, whichever is longer.
      In July 2005, the Company amended its supply agreement with Alcon, Inc. (“Alcon”) to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. In accordance with SAB 104, the entire amount of the deferred revenue of $638,000 as of May 29, 2005, was recognized as “recycled” revenue during fiscal year 2006.
      During the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, $638,000, $88,000 and $88,000, respectively, of the related deferred revenue was recognized as “recycled” revenue. As of May 28, 2006, deferred revenue associated with the change in accounting principles described above is zero.
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

Goodwill and Other Intangible Asset Impairment
      The Company is required to evaluate its goodwill and indefinite lived intangible assets for impairment annually. This evaluation incorporates a variety of estimates including the fair value of the Company’s operating segments. If the carrying value of an operating segment’s assets exceeds the estimated fair value, the Company would likely be required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date, no impairment losses have been incurred.

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing the valuation allowance and, if necessary, adjusts the amount of such allowance. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Due to the Company’s limited tax basis earnings history, the net deferred tax asset at May 28, 2006 has been fully offset by a valuation allowance.
Recent Accounting Pronouncements

Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard effective in the first quarter of fiscal year 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options.
      Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has decided to adopt the modified prospective method. The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its stock option plans. The Company’s preliminary estimate indicates that the effect of adopting SFAS 123R could result in a pre tax charge to net income of up to approximately $500,000 in fiscal year 2007. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Results of Operations

Fiscal Year Ended May 28, 2006 Compared to Fiscal Year Ended May 29, 2005
Revenues:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 28, 2006	May 29, 2005	Change

	(In thousands)
Apio Value Added	$136,141	$120,445	13%
Apio Trading	57,990	58,660	(1)%
Apio Tech	685	52	1217%

Total Apio	194,816	179,157	9%
Landec Ag	34,096	25,648	33%
Corporate	3,041	425	616%

Total Revenues	$231,953	$205,230	13%

Apio Value Added
      Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels and from service revenues from Apio Cooling LP which is now combined with value-added.
      The increase in Apio’s value-added revenues for the fiscal year ended May 28, 2006 compared to the same period last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 16% and sales of Apio’s value-added vegetable tray products grew 22% during the fiscal year ended May 28, 2006 compared to the same period last year. Overall value-added sales volume increased 10% during the fiscal year ended May 28, 2006 compared to the same period last year.

Apio Trading
      Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for fiscal year 2006 was $50.3 million or 87% of total trading revenues.
      The decrease in revenues in Apio’s trading business for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to a 23% decrease in the domestic buy/sell commodity sales to Wal-Mart. Overall trading sales volumes were lower by 2% for the fiscal year ended May 28, 2006 compared to the same period last year. The decrease in volumes was partially offset by higher average sales prices due to the scarcity of product during certain months of the year.

Apio Tech
      Apio Tech consists of Apio’s packaging technology business using its BreatheWaytm membrane technology. The first commercial application included in Apio Tech is the banana packaging technology. Current revenues generated from Apio Tech are primarily from the banana program with Chiquita.
      The increase in Apio Tech revenues for the fiscal year ended May 28, 2006 compared to the same period last year was not material to consolidated Landec revenues.

Landec Ag
      Landec Ag revenues consist of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct® and Heartland Hybrids® brands and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. For the fiscal years ended May 28, 2006 and May 29, 2005, over 95% of Landec Ag’s revenues were from the sale of uncoated hybrid seed corn.
      The increase in revenues at Landec Ag during the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to sales under the Heartland Hybrids brand which was acquired on August 29, 2005.

Corporate
      Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
      The increase in Corporate revenues for the fiscal year ended May 28, 2006 compared to the same period of the prior year was primarily due to (1) $1.56 million in revenues received from the license of our Intelimer technology in a specific field to a medical device company in December 2005, (2) $300,000 in licensing fees and research and development revenues from the license of our Intelimer technology in specific fields to Air Products in March 2006 and (3) the recognition of the remaining $550,000 of deferred revenue associated with the Alcon license agreement through the revised agreement termination date of May 28, 2006.
Gross Profit:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 28, 2006	May 29, 2005	Change

	(In thousands)
Apio Value Added	$23,022	$19,062	21%
Apio Trading	3,212	3,118	3%
Apio Tech	619	15	4027%

Total Apio	26,853	22,195	21%
Landec Ag	10,439	9,448	10%
Corporate	2,752	329	736%

Total Gross Profit	$40,044	$31,972	25%

General
      There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the fiscal year ended May 28, 2006 compared to the same period last year as outlined in the table above.

Apio Value-Added
      The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 28, 2006 compared to the same period last year was due to (1) the increase in value-added sales which increased 13% during fiscal year 2006, (2) product mix changes to higher margin products and

(3) improved operational efficiencies driven largely by improved raw material quality during fiscal year 2006 compared to the prior fiscal year.

Apio Trading
      Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profits during the fiscal year ended May 28, 2006 compared to the prior fiscal year was primarily due to product mix changes to higher margin products which more than offset the reduction in revenues.

Apio Tech
      The increase in gross profits for Apio Tech for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to the revenues received from our banana packaging agreement with Chiquita.

Landec Ag
      The increase in gross profits for Landec Ag for the fiscal year ended May 28, 2006 compared to the same period last year was due to the increase in revenues as a result of the acquisition of Heartland Hybrids in August 2005, partially offset by higher royalty fees on corn seed hybrids with traits, such as genetics and certain chemicals, resulting in lower gross profits as a percentage of sales in fiscal year 2006 compared to the same period last year.

Corporate
      The increase in gross profits for Corporate for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to (1) $1.56 million in revenues received from the license of our Intelimer technology in a specific field to a medical device company in December 2005, (2) $300,000 in licensing fees and research and development revenues from the license of our Intelimer technology in specific fields to Air Products in March 2006 and (3) the recognition of the remaining $550,000 of deferred revenue associated with the Alcon license agreement through the revised agreement termination date of May 28, 2006.          .
Operating Expenses:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 28, 2006	May 29, 2005	Change

	(In thousands)
Research and Development:
Apio	$1,108	$831	33%
Landec Ag	470	647	(27)%
Corporate	1,464	1,065	37%

Total R&D	$3,042	$2,543	20%

Selling, General and Administrative:
Apio	$13,633	$12,354	10%
Landec Ag	9,616	7,857	22%
Corporate	4,730	3,201	48%

Total S,G&A	$27,979	$23,412	20%

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
      The increase in research and development expenses for the fiscal year ended May 28, 2006 compared to the same period last year was due to increased efforts expended at Apio Tech to expand its initiatives to programs beyond just bananas and increased expenses at Corporate to support new collaborations, including the addition of Landec’s COO, Dr. David Taft, who was the COO of Apio in fiscal year 2005.

Selling, General and Administrative
      Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
      The increase in selling, general and administrative expenses for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to (1) selling, general and administrative expenses of $2.0 million at Heartland Hybrids, (2) planned increases in selling and marketing expenses at Apio and Landec Ag to generate increases in revenues, (3) an increase in general and administrative expenses at Corporate for business development consulting fees and legal fees, (4) the accrual of bonuses for exceeding our fiscal year 2006 internal plan and (5) in fiscal year 2005 a $713,000 gain on the sale of land at Apio was netted against selling, general and administrative expenses.
      Other:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 28, 2006	May 29, 2005	Change

	(In thousands)
Interest Income	$633	$214	196%
Interest Expense	(452)	(414)	9%
Minority Interest Expense	(529)	(411)	29%
Other Expenses	(24)	(4)	500%

Total Other Expense	$(372)	$(615)	(40)%

Interest Income
      The increase in interest income for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to the increase in cash available for investing and higher average interest rates on those investments.

Interest Expense
      The increase in interest expense during the fiscal year ended May 28, 2006 compared to the same period last year was due to higher average interest rates on the Company’s debt.

Minority Interest Expense
      The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
      The increase in the minority interest expense in fiscal year 2006 compared to fiscal year 2005 was due to higher net income for Apio Cooling in fiscal year 2006 compared to fiscal year 2005.

Other Expenses
      Other consists of non-operating income and expenses.

Fiscal Year Ended May 29, 2005 Compared to Fiscal Year Ended May 30, 2004
Revenues:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29, 2005	May 30, 2004	Change

	(In thousands)
Apio Value Added	$116,741	$101,067	16%
Apio Trading	58,660	59,311	(1)%
Apio Tech	52	1,715	(97)%
Apio Service	3,704	5,793	(36)%

Total Apio	179,157	167,886	7%
Landec Ag	25,648	23,641	8%
Corporate	425	565	(25)%

Total Revenues	$205,230	$192,092	7%

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

Apio Service
      Prior to its sale on June 30, 2003 to Beachside Produce, Apio operated a domestic commodity vegetable business that marketed and sold whole produce for growers. Apio charged a per carton service fee for marketing and selling these whole commodity products. Subsequent to June 30, 2003, Apio’s service revenues consist of revenues generated from Apio Cooling, LP.
      The decrease in service revenues during the fiscal year ended May 29, 2005 compared to the same period last year is due to a 2% decrease in volumes in Apio’s cooling operation due to lower commodity product volumes from Beachside Produce and one month of commodity revenues in fiscal year 2004 before the sale to Beachside Produce.

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
Gross Profit:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29, 2005	May 30, 2004	Change

	(In thousands)
Apio Value Added	$18,257	$15,794	16%
Apio Trading	3,118	2,898	8%
Apio Tech	15	(862)	102%
Apio Service	805	2,401	(66)%

Total Apio	22,195	20,231	10%
Landec Ag	9,448	9,086	4%
Corporate	329	474	(31)%

Total Gross Profit	$31,972	$29,791	7%

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

Apio Service
      The decrease in Apio’s service business gross profits during the fiscal year ended May 29, 2005 compared to the same period last year was directly attributable to lower volume sales in Apio’s cooling operation and the sale of the domestic commodity vegetable business to Beachside Produce in June 2003.

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

Operating Expenses:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29, 2005	May 30, 2004	Change

	(In thousands)
Research and Development:
Apio	$831	$1,246	(33)%
Landec Ag	647	857	(25)%
Corporate	1,065	1,349	(21)%

Total R&D	$2,543	$3,452	(26)%

Selling, General and Administrative:
Apio	$12,354	$12,498	(1)%
Landec Ag	7,857	7,017	12%
Corporate	3,201	2,769	16%

Total S,G&A	$23,412	$22,284	5%

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

Other:

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 29, 2005	May 30, 2004	Change

	(In thousands)
Interest Income	$214	$164	30%
Interest Expense	(414)	(811)	(49)%
Minority Interest Expense	(411)	(537)	(23)%
Other (Expense)/ Income	(4)	29	(114)%

Total Other Expense	$(615)	$(1,155)	(47)%

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
Liquidity and Capital Resources
      As of May 28, 2006, the Company had cash and cash equivalents of $20.5 million, a net increase of $7.6 million from $12.9 million at May 29, 2005.

Cash Flow from Operating Activities
      Landec generated $10.9 million of cash flow from operating activities during fiscal year 2006 compared to $13.0 million during fiscal year 2005. The primary sources of cash during the fiscal year ended May 28, 2006 were from (1) net income and non-cash items, such as depreciation, of $11.0 million and (2) increased current liabilities of $4.5 million primarily due to increased royalty and technology fees in fiscal year 2006 at Landec Ag which are not due until fiscal year 2007. The primary uses of cash in operating activities were from (1) increased inventories, primarily seed corn at Landec Ag, of $3.1 million and (2) increased accounts receivable of $2.0 million primarily due to receivables at Heartland Hybrids which was acquired in August 2005.

Cash Flow from Investing Activities
      Net cash used in investing activities for the year ended May 28, 2006 was $5.5 million compared to $5.2 million for the same period last year. The primary uses of cash from investing activities in fiscal year 2006 were for the purchase of the assets of Heartland Hybrids for $3.9 million and the purchase of $4.7 million of property and equipment primarily for the further automation of Apio’s value-added facility. Net cash provided by investing activities was primarily from the net maturities of marketable securities of $2.0 million.

Cash Flow from Financing Activities
      Net cash provided by financing activities for the fiscal year ended May 28, 2006 was $2.3 million compared to net cash used in financing activities of $1.4 million for the same period last year. The primary sources of cash was from the sale of $3.5 million of common stock to employees upon the exercise of stock options. The primary use of cash from financing activities during fiscal year 2006 was from the pay down of $1.1 million of long-term debt.

Capital Expenditures
      During the fiscal year ended May 28, 2006, Landec purchased vegetable processing equipment and expanded its processing facility to support the growth of Apio’s value added business. These expenditures represented the majority of the $4.7 million of equipment purchased.

Debt
      On September 1, 2004, Apio entered into with Wells Fargo Bank N.A. (“Wells Fargo”) a new $10 million revolving line of credit that expires on August 31, 2006, a 12-month, $4.8 million equipment line of credit, and a 36-month, $1.2 million term note for equipment purchased under the equipment line of credit with Wells Fargo Business Credit (collectively the “Loan Agreement”).
      On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less .25% or the LIBOR adjustable rate plus 1.75% (6.84% at May 28, 2006). The Loan Agreement contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At May 28, 2006, no amounts were outstanding under the revolving line of credit or the equipment line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
      Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate, (8.00% at May 28, 2006). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants throughout fiscal year 2006. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 28, 2006, no amounts were outstanding under Landec Ag’s revolving line of credit.
      At May 29, 2005, Landec’s total debt, including current maturities and capital lease obligations, was $2.0 million and the total debt to equity ratio was 2% as compared to 4% at May 29, 2005. This debt was comprised of term debt and capital lease obligations. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

Contractual Obligations
      The Company’s material contractual obligations for the next five years and thereafter as of May 28, 2006, are as follows (in thousands):

	Due in Fiscal Year Ended May

Obligation	Total	2007	2008	2009	2010	2011	Thereafter

Long-term Debt	$1,968	$1,968	$—	$—	$—	$—	$—
Capital Leases	50	50	—	—	—	—	—
Operating Leases	1,869	856	583	332	95	3	—
Licensing Obligation	600	100	100	100	100	100	100
Purchase Commitments	986	986	—	—	—	—	—

Total	$5,473	$3,960	$683	$432	$195	$103	$100

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
      The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by fiscal year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of May 28, 2006.

Liabilities	2007	2008	2009	2010	2011	Thereafter	Total

	(In 000’s)
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate
Long term debt, including current portion
Variable Rate	$2,018	$—	$—	$—	$—	$—	$2,018
Avg. Int. Rate	5.90%						5.90%

Item 8.	Financial Statements and Supplementary Data
      See Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended May 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 28, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management has concluded that, as of May 28, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Landec Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Landec Corporation maintained effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Landec Corporation maintained effective internal control over financial reporting as of May 28, 2006, is fairly stated, in all material respects, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation as of May 28, 2006 and May 29, 2005, and the related statements of income, shareholders’ equity, and cash flows for the years ended May 28, 2006, May 29, 2005 and May 30, 2004 of Landec Corporation and our report dated July 14, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
San Jose, California
July 14, 2006

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2006 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2006 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2006 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2006 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2006 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Consolidated Financial Statements of Landec Corporation

Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets at May 28, 2006 and May 29, 2005	45
Consolidated Statements of Income for the Years Ended May 28, 2006, May 29, 2005 and May 30, 2004	46
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 28, 2006, May 29, 2005 and May 30, 2004	47
Consolidated Statements of Cash Flows for the Years Ended May 28, 2006, May 29, 2005 and May 30, 2004	48
Notes to Consolidated Financial Statements	49

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

3. Index of Exhibits	73
      The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Landec Corporation
      We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 28, 2006 and May 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the periods ended May 28, 2006, May 29, 2005 and May 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 28, 2006 and May 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended May 28, 2006, May 29, 2005 and May 30, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landec Corporation’s internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
July 14, 2006

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 28, 2006	May 29, 2005

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$12,871
Marketable securities	—	1,968
Accounts receivable, less allowance for doubtful accounts of $245 and $313 at May 28, 2006 and May 29, 2005, respectively	17,637	15,405
Accounts receivable, related party	561	476
Inventory	13,958	9,917
Notes and advances receivable, net	376	419
Notes receivable, related party	14	89
Prepaid expenses and other current assets	1,637	2,042
Assets held for sale	—	1,190

Total current assets	54,702	44,377
Property and equipment, net	19,014	17,275
Goodwill, net	29,124	25,987
Trademarks, net	13,270	11,570
Other intangibles, net	860	58
Notes receivable	631	426
Notes receivable, related party	—	7
Other assets	1,424	375

Total Assets	$119,025	$100,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,435	$17,513
Related party payables	533	793
Accrued compensation	3,303	1,907
Other accrued liabilities	2,032	2,141
Deferred revenue	884	557
Current maturities of long term debt	2,018	548

Total current liabilities	32,205	23,459
Long term debt, less current maturities	—	2,540
Other liabilities	—	550
Minority interest	1,771	1,466

Total liabilities	33,976	28,015
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,917,298 and 24,086,368 shares issued and outstanding at May 28, 2006 and May 29, 2005, respectively	126,288	121,950
Accumulated deficit	(41,239)	(49,890)

Total shareholders’ equity	85,049	72,060

Total Liabilities and Shareholders’ Equity	$119,025	$100,075

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	May 28,	May 29,	May 30,
	2006	2005	2004

	(In thousands, except per share amounts)
Statement of Income Data:
Revenues:
Product sales	$225,404	$201,020	$185,664
Services revenue	—	—	2,083
Services revenue, related party	3,725	3,704	3,708
License fees	2,398	88	88
Research, development and royalty revenues	162	185	292
Royalty revenues, related party	264	233	257

Total revenues	231,953	205,230	192,092
Cost of revenue:
Cost of product sales	184,345	164,027	153,354
Cost of product sales, related party	4,559	6,332	5,557
Cost of services revenue	3,005	2,899	3,390

Total cost of revenue	191,909	173,258	162,301
Gross profit	40,044	31,972	29,791
Operating costs and expenses:
Research and development	3,042	2,543	3,452
Selling, general and administrative	27,979	23,412	22,284

Total operating costs and expenses	31,021	25,955	25,736

Operating income	9,023	6,017	4,055
Interest income	633	214	164
Interest expense	(452)	(414)	(811)
Minority interest expense	(529)	(411)	(537)
Other (expense)/income, net	(24)	(4)	29

Net income	$8,651	$5,402	$2,900
Dividends on Series B preferred stock	—	—	(464)

Net income applicable to common shareholders	$8,651	$5,402	$2,436

Basic net income per share	$0.35	$0.23	$0.11

Diluted net income per share	$0.32	$0.21	$0.12

Shares used in per share computation:
Basic	24,553	23,705	21,396

Diluted	25,657	24,614	23,556

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Total
					Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity

	(In thousands, except share and per share amounts)
Balance at May 25, 2003	160,881	$5,531	21,107,517	$110,100	$(57,728)	$57,903
Dividends on Series B preferred stock	13,529	464	—	—	(464)	—
Issuance of common stock at $0.58 to $5.75 per share	—	—	330,401	746	—	746
Conversion of Series B preferred stock to common stock	(174,410)	(5,995)	1,744,102	5,995	—	—
Net income	—	—	—	—	2,900	2,900

Balance at May 30, 2004	—	—	23,182,020	116,841	(55,292)	61,549

Issuance of common stock at $0.86 to $7.20 per share	—	—	904,348	5,109	—	5,109
Net income	—	—	—	—	5,402	5,402

Balance at May 29, 2005	—	—	24,086,368	121,950	(49,890)	72,060

Issuance of common stock at $0.86 to $6.75 per share	—	—	678,744	3,378	—	3,378
Issuance of common stock for the net assets of Heartland Hybrids	—	—	152,186	960	—	960
Net income	—	—	—	—	8,651	8,651

Balance at May 28, 2006	—	$—	24,917,298	$126,288	$(41,239)	$85,049

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended

	May 28,	May 29,	May 30,
	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$8,651	$5,402	$2,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,203	3,467	3,705
Write down of goodwill	—	—	129
Net (gain) loss on disposal of property and equipment	(120)	149	(57)
Minority interest	529	414	537
Investment in unconsolidated subsidiary	(1,311)	—	—
Changes in assets and liabilities, net of effects from acquisitions and discontinued operations:
Accounts receivable, net	(1,968)	(532)	1,964
Inventory	(3,123)	1,310	250
Issuance of notes and advances receivable	(1,761)	(448)	(1,041)
Collection of notes and advances receivable	1,882	1,250	2,707
Prepaid expenses and other current assets	431	(515)	58
Accounts payable	3,685	2,553	1,020
Grower payables	—	—	(3,234)
Related party payables	(260)	363	(202)
Accrued compensation	1,396	337	347
Other accrued liabilities	(146)	(365)	(1,425)
Deferred revenue	(223)	(337)	(147)

Net cash provided by operating activities	10,865	13,048	7,511

Cash flows from investing activities:
Purchases of property and equipment	(4,746)	(3,658)	(3,393)
Acquisition of businesses, net of cash acquired	(3,860)	—	—
Decrease (increase) in restricted cash	—	—	2,382
Issuance of notes and advances receivable	(425)	—	(20)
Collection of notes and advances receivable	224	408	363
Proceeds from the sale of property and equipment	1,350	22	3
Purchase of marketable securities	(991)	(1,968)	—
Proceeds from maturities of marketable securities	2,959	—	—

Net cash used in investing activities	(5,489)	(5,196)	(665)

Cash flows from financing activities:
Proceeds from sale of common stock	3,378	5,109	746
Proceeds from the exercise of subsidiary options	105	50	103
Net change in other assets	254	(140)	(284)
Borrowings on lines of credit	14,904	59,441	136,521
Payments on lines of credit	(14,904)	(64,758)	(138,448)
Payments on long term debt	(1,136)	(1,791)	(2,658)
Proceeds from issuance of long term debt	—	1,200	87
Payments to minority interest	(329)	(550)	(154)

Net cash provided by (used in) financing activities	2,272	(1,439)	(4,087)

Net increase in cash and cash equivalents	7,648	6,413	2,759
Cash and cash equivalents at beginning of year	12,871	6,458	3,699

Cash and cash equivalents at end of year	20,519	$12,871	$6,458

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$312	$511	$843

Cash paid during the period for income taxes	$—	$50	$—

Supplemental schedule of noncash investing and financing activities:
Sale of land and equipment for note receivable	$380	$—	$171

Issuance of Series B preferred stock as dividends to Series B preferred stockholders	$—	$—	$464

Conversion of Series B preferred stock to common stock	$—	$—	$5,995

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization
      Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. In addition, the Company markets and distributes hybrid corn seed to farmers in the United States through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut and whole produce to retailers and foodservice companies primarily, in the United States and Canada through its Apio, Inc. (“Apio”) subsidiary.

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

Concentrations of Risk
      Cash and cash equivalents, marketable securities, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses. The recorded amounts for these financial instruments are equal to their fair value.
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

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fiscal year ended May 28, 2006, sales to the Company’s top five customers accounted for approximately 46% of total revenue, with the top customers, Costco Wholesale Corporation and Sam’s Club from the Food Products Technology segment, accounted for approximately 16% and 14%, respectively, of total revenues. In addition, approximately 22% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 28, 2006, Costco Wholesale Corporation and Sam’s Club represented approximately 20% and 14%, respectively, of total accounts receivable.
      During the fiscal year ended May 29, 2005, sales to the Company’s top five customers accounted for approximately 42% of total revenue, with the top customers, Costco Wholesale Corporation from the Food Products Technology segment, accounted for approximately 15% of total revenues. In addition, approximately 24% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 29, 2005, Costco Wholesale Corporation represented approximately 18% of total accounts receivable.

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

Financial Instruments
      The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 28, 2006.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and sales discounts. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The changes in the Company’s allowances for doubtful accounts are summarized in the following table.

	Balance at	Additions Charged		Balance at
	Beginning of	to Costs and		End of
	Period	Expenses	Deductions	Period

Year ended May 30, 2004
Allowance for doubtful accounts receivable and notes receivable	$607	$276	$(423)	$460
Year ended May 29, 2005
Allowance for doubtful accounts receivable and notes receivable	$460	$80	$(182)	$358
Year ended May 28, 2006
Allowance for doubtful accounts receivable and notes receivable	$358	$47	$(135)	$270

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
      Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 104. In the fiscal year ended October 29, 2000, the Company recorded a charge of $1.9 million related to the cumulative effect of the change in accounting principle. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000, the impact of the change in accounting was to increase the net loss by approximately $1.5 million which was comprised of the $1.9 million cumulative effect of the change as described above, net of $374,000 of the related deferred revenue which was recognized as “recycled” revenue during 2000. “Recycled” revenue refers to revenue that had previously been recognized as licensing revenue in the Company’s financial statements, but as a result of the Company’s adoption of SAB 104, was reversed through a cumulative effect of a change in accounting in fiscal year 2000 and is now being recognized as revenue over the research and development period and/or the supply period commitment of the agreement, whichever is longer.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2005, the Company amended its supply agreement with Alcon, Inc. to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. In accordance with SAB 104, the entire amount of the deferred revenue of $638,000 as of May 29, 2005, was recognized as “recycled” revenue during fiscal year 2006.
      Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Other Accounting Policies and Disclosures

Cash, Cash Equivalents and Marketable Securities
      The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Short-term marketable securities consist of high quality corporate debt securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as marketable securities on the consolidated balance sheet as of May 29, 2005 (none at May 28, 2006) and are carried at fair market value. Unrealized gains and losses are reported as a component of shareholders’ equity and were immaterial in fiscal year 2005. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were immaterial in fiscal year 2005. The cost of securities sold is based on the specific identification method.

Inventories
      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 28, 2006 and May 29, 2005 inventories consisted of (in thousands):

	May 28,	May 29,
	2006	2005

Finished goods	$10,017	$6,132
Raw materials	3,764	3,655
Work in process	177	130

Inventory	$13,958	$9,917

      If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense
      The Company defers certain costs related to direct-response advertising of Landec Ag’s hybrid corn seeds. Such costs are amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal years 2006, 2005 and 2004 was $1.6 million, $2.2 million and $2.1 million, respectively. The amount of deferred

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advertising included in prepaid expenses and other current assets at May 28, 2006 and May 29, 2005 was $61,000 and $192,000, respectively.

Notes and Advances Receivable
      Apio has made advances to fruit growers for the development of orchards, to produce growers for crop and harvesting costs and to the buyer of the fruit processing facility. Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties. Typically, except for development advances, these advances are paid off within the growing season (less than one year) from harvested crops. Development advances and advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions
      Apio provides packing, cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce, LLC (formerly known as Apio Fresh), a related party, for sale to third parties and provides cooling and distribution services to Beachside Produce. Revenues, cost of product sales and the resulting receivables and payables are classified as related party in the accompanying financial statements as of May 28, 2006 and May 29, 2005 and for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004.
      Apio leases, for approximately $429,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company subleased all of the land leased from the Apio CEO and received sublease income of $554,000, $1.0 million and $1.3 million, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.
      Apio’s domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During fiscal years 2006, 2005 and 2004, the Company recognized revenues of $103,000, $238,000 and $890,000, respectively, from the sale of products to Beachside Produce and royalty revenues of $264,000, $233,000 and $257,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable is classified as related party in the accompanying Consolidated Balance Sheets as of May 28, 2006 and May 29, 2005.
      In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in minority interest as of May 28, 2006 and May 29, 2005 is $237,000 and $201,000, respectively, related to the Apio CEO’s ownership interest.
      All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. The Company capitalized $226,000 and $209,000 of software development costs during the fiscal years ended May 28, 2006 and May 29, 2005, respectively.

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
      The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During fiscal year 2006, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of May 28, 2006.

Equity Investment in Non-public Company
      The Company’s equity investment in a non-public company is carried at cost, as adjusted for impairment losses, if any. Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred and then the carrying value of the investment is adjusted as necessary.

Deferred Revenue
      Cash received in advance of services performed (principally revenues related to upfront license fees) or shipment of products (primarily hybrid corn seed) are recognized as a liability and recorded as deferred revenue. At May 28, 2006, approximately $73,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $600,000 as a liability for deferred license fee revenues and $211,000 for advances on ground lease payments from growers.
      At May 29, 2005, approximately $97,000 has been recognized as a liability for advances on future hybrid corn seed shipments, $638,000 as a liability for deferred license fee revenues and $372,000 for advances on ground lease payments from growers.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interest
      In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.8 million at May 28, 2006 is comprised of $1.5 million of limited partners’ interest in Apio Cooling LP and $296,000 of third party ownership in Apio and Landec Ag. The minority interest balance of $1.5 million at May 29, 2005 is comprised of $1.3 million of limited partners’ interest in Apio Cooling LP and $141,000 of third party ownership in Apio and Landec Ag.

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
      The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	May 28, 2006	May 29, 2005	May 30, 2004

Numerator:
Net income	$8,651	$5,402	$2,900
Less: Minority interest in income of subsidiary	(556)	(294)	(116)

Net income for diluted net income per share	$8,095	$5,108	$2,784
Denominator:
Weighted average shares for basic net income per share	24,553	23,705	21,396
Effect of dilutive securities:
Stock options	1,104	909	602
Convertible preferred stock	—	—	1,558

Total dilutive common shares	1,104	909	2,160
Weighted average shares for diluted net income per share	25,657	24,614	23,556
Diluted net income per share	$0.32	$0.21	$0.12
      Options to purchase 276,313, 622,452 and 1,370,178 shares of Common Stock at a weighted average exercise price of $6.70, $6.78 and $6.31 per share were outstanding during fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

Cost of Sales
      The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce,

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for the Landec stock option plans under the fair value method and the Landec Ag stock plan and Apio stock plans under the minimum value method prescribed by Statement of Financial Accounting Standard No. 123 (SFAS No. 123). The fair value of options granted in fiscal years 2006, 2005 and 2004 reported below has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Landec
	Employee Stock Options

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	May 28, 2006	May 29, 2005	May 30, 2004

Expected life (in years)	4.58	4.38	6.02
Risk-free interest rate	4.37%	3.70%	3.09%
Volatility	0.52	0.57	0.57
Dividend yield	0%	0%	0%
      The assumptions used for the Landec stock options for the expected life, the risk-free interest rate and the dividend yield are the same assumptions used to determine the fair value of the Landec Ag and Apio options granted in the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004. The fair value for Landec Ag and Apio options was estimated using the minimum value method since the stock of these subsidiaries is not publicly traded.
      The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 is a result of basing the volatility on Landec’s stock price.
      The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 was $3.36, $3.54 and $2.89 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the fiscal years ended

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
May 28, 2006, May 29, 2005 and May 30, 2004 was $2.19, $1.98 and $0.88 per share, respectively. The weighted average estimated fair value of options granted under the Landec Ag Stock Plan during the fiscal year ended May 30, 2004 was $0.23 per share. No options were granted under the Landec Ag Stock Plan in fiscal years 2006 and 2005. There were no grants under the Apio Stock Plan during fiscal years 2006, 2005 and 2004.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	May 28,	May 29,	May 30,
	2006	2005	2004

Net income — as reported	$8,651	$5,402	$2,900
Deduct:
Stock-based employee expense determined under SFAS 123	(1,160)	(1,511)	(961)

Pro forma net income	$7,491	$3,891	$1,939

Basic net income per share — as reported	$0.35	$0.23	$0.11

Diluted net income per share — as reported	$0.32	$0.21	$0.12

Basic pro forma net income per share	$0.31	$0.16	$0.07

Diluted pro forma net income per share	$0.27	$0.15	$0.08

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
      Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has decided to adopt the modified prospective method. The Company is currently evaluating the requirements of

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123R as well as option valuation methodologies related to its stock option plans. The Company’s preliminary estimate indicates that the effect of adopting SFAS 123R could result in a pre tax charge to net income of up to approximately $500,000 in fiscal year 2007. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.	Purchase of Heartland Hybrids Assets
      On August 29, 2005, Landec Corporation, through its agricultural seed subsidiary, Landec Ag, Inc., acquired the assets of Heartland Hybrids, Inc. (“Heartland”), which is based in Dassel, MN, for $6.0 million. The consideration at closing consisted of 152,186 shares of Landec Common Stock valued at $960,000 and cash of $3.69 million. In addition, the Company incurred $130,000 in acquisition related expenses. The agreement also provides for future payments to the former owners of Heartland of up to $1.35 million. These payments consist of a cash earn-out of $1.2 million based on Heartland achieving certain financial targets for fiscal years 2006 and 2007 and a $150,000 hold back for any post closing adjustments, $100,000 of which was earned and paid in May 2006. In July 2006 the Company determined that approximately $400,000 of the earn out was earned for fiscal year 2006 and will be subsequently paid and recorded as additional goodwill in the first quarter of fiscal year 2007. Heartland operations are included in Landec’s consolidated results of operations commencing August 29, 2005. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments predominantly related to earn-out payments. These allocations are based on independent valuations and other studies.
      The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities	$(757)
Customer Base	800
Trademark	1,700
Goodwill	3,137

$4,880
      Under Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. All of the goodwill generated from the acquisition of Heartland’s assets is expected to be deductible for tax purposes. No pro forma information is deemed necessary as the operations of Heartland are immaterial to Landec’s annual revenues and results of operations.

3.	License Agreements
      On December 23, 2005, Landec entered into an exclusive licensing agreement with a medical device company. This company paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer® materials technology in a specific device field worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $1.31 million which represents a 19.9% ownership interest in the medical device company. The $1.31 million is included in other assets in the accompanying Consolidated Balance Sheet. The $1.56 million of value received under this agreement is recorded as licensing revenue in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.
      On March 14, 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. Landec received an upfront licensing fee of $800,000 at close and will

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive up to an additional $1.6 million of license payments that will be paid in quarterly installments of $200,000 each during years two and three of the agreement for the exclusive rights to use Landec’s Intelimer materials technology in specific fields worldwide. In addition, Landec received at close $100,000 for technology transfer work that was performed by Landec prior to May 28, 2006. Landec will provide research and development support to Air Products for three years with a mutual option for two additional years. The license fees will be recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, Landec will receive 40% of the gross profits generated from the sale of products by Air Products occurring after March 14, 2007, that incorporate Landec’s Intelimer materials. The Company recognized $300,000 in license revenues under this agreement during the fourth quarter of fiscal year 2006.

4.	Licensing and Supply Agreement
      In July 2005, the Company amended the supply agreement with Alcon, Inc. to change the expiration date of the agreement from November 1, 2012 to May 28, 2006. As a result, all of the deferred revenue has been reclassified to current liabilities in the accompanying Consolidated Balance Sheets. In addition, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), the entire amount of the deferred revenue of $638,000 as of May 29, 2005, has been recognized as “recycled” revenue during fiscal year 2006.

5.	Purchase and Sale of Fruit Land
      On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. Upon entering into the agreement, the Company received $28,000 in cash and promissory notes receivable for $424,500. The sale closed on January 3, 2006. As of February 26, 2006, payments on the notes receivable totaled $56,000 with the remaining balance to be paid from net profits from the sale of grapes produced from this property with a final payment due on December 31, 2009, if not previously paid off. Interest accrues at the prime rate and is payable quarterly. In another transaction which closed on January 17, 2006, the Company sold to an individual the remaining 110 acres for $936,000 in cash, net of sales commissions. The Company recorded a gain of $160,000 during fiscal year 2006 on these sales.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Notes and Advances Receivable

	May 28,	May 29,
	2006	2005

Notes and advances receivable at May 28, 2006 and May 29, 2005 consisted of the following (in thousands):
Note receivable due from buyer of fruit processing equipment in annual installments of $98,143 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets(2)	$413	$507
Note receivable due from grower in annual installments in an amount equal to 50% of net profits realized by borrower from the sale of grapes produced from this property, plus interest at prime (8.00% at May 28, 2006), with final payment due December 31, 2009, secured by a deed of trust(2)	380	—
Advances to a grower under an agricultural sublease in semi-annual installments of $214,500 through October 31, 2006, to be repaid at $12,000 per week by withholding proceeds from crop produced on this property(1)	156	—
Note receivable from grower, with principal and interest at the prime rate plus 3%, payments to be withheld from proceeds derived from crop sales, due through October 31, 2005, secured by crops(1)	—	216
Note receivable due from grower in annual installments of $33,437 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured(1)	67	117
Note receivable due from Beachside Produce (related party) in monthly installments of $7,043 including interest at 5%, with final payment due June 30, 2006, secured by lien and security interest(2)	14	89
Notes receivable due from growers, with principal and interest of prime rate plus 1.75%, secured by their respective partnership interest in Apio Cooling LP. Payments to be deducted from distributions until notes are paid in full, with balances due December 31, 2008(1)	4	34
Note receivable due from buyer of fruit trademarks in annual installments of $2,857 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009(2)	12	15
Note receivable due from Beachside Produce (related party) in monthly installments of $7,512 including interest at 5%, with final payment due June 30, 2005, secured by lien and security interest(2)	—	8

Gross notes and advances receivable	1,046	986
Less allowance for doubtful notes	(25)	(45)

Net notes and advances receivable	1,021	941
Less current portion of notes and advances receivable	(390)	(508)

Non-current portion of notes and advances receivable	$631	$433

(1)	Represents notes and advances receivable associated with operating activities.

(2)	Represents notes and advances receivable associated with investing activities.
      Interest income from interest bearing notes receivable for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 was $89,000, $62,000 and $137,000, respectively.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	Years of
	Useful Life	May 28, 2006	May 29, 2005

Land and building	15-30	$11,757	$11,051
Leasehold improvements	3-20	1,044	1,177
Computer, capitalized software, machinery, equipment and auto	3-7	22,581	20,403
Furniture and fixtures	5-7	448	428
Construction in process		2,171	142

Gross property and equipment		38,001	33,201
Less accumulated depreciation and amortization		(18,987)	(15,926)

Net property and equipment		$19,014	$17,275

      Depreciation expense for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 was $3.2 million, $3.4 million and $3.4 million, respectively. Equipment under capital leases, which is the security for the related lease obligation, at May 28, 2006 and May 29, 2005 was $103,000 and $103,000, respectively. The related accumulated amortization for equipment under capital leases is $58,000 and $37,000, respectively. Amortization related to capitalized software was $661,000, $742,000 and $989,000, respectively, for fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004. The unamortized computer software costs at May 28, 2006 and May 29, 2005 were $2.1 million and $1.8 million, respectively.

8.	Intangible Assets
      Changes in the carrying amount of goodwill for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 by reportable segment, are as follows (in thousands):

	Food	Agricultural
	Products	Seed
	Technology	Technology	Total

Balance as of May 25, 2003	$21,362	$4,754	$26,116
Goodwill disposed during the period	(129)	—	(129)

Balance as of May 30, 2004	21,233	4,754	25,987
Goodwill changes during the period	—	—	—

Balance as of May 29, 2005	21,233	4,754	25,987
Goodwill acquired during the period	—	3,137	3,137

Balance as of May 28, 2006	$21,233	$7,891	$29,124

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding Landec’s other intangible assets is as follows (in thousands):

	May 28, 2006			May 29, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Unamortized Intangible Assets
Trademark	$15,000	$(1,730)	$13,270	$13,300	$(1,730)	$11,570
Amortized Intangible Assets
Other	1,244	(384)	860	434	(376)	58

	$16,244	$(2,114)	$14,130	$13,734	$(2,106)	$11,628

      Amortization expense, including amortization of other assets, for fiscal years 2006, 2005 and 2004 was $0, $103,000 and $218,000 for Food Products Technology and $8,000, $1,000 and $41,000 for Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, for fiscal years ended May 29, 2006, May 29, 2005 and May 30, 2004 was $8,000, $104,000 and $259,000, respectively.

9.	Shareholders’ Equity
      Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock
      The Company has authorized two million shares of preferred stock, and as of May 28, 2006 has no outstanding preferred stock.

Common Stock, Stock Purchase Plans and Stock Option Plans
      At May 28, 2006, the Company had 4,099,531 common shares reserved for future issuance under Landec stock option plans (3,976,054) and the employee stock purchase plan (123,477).
      On October 14, 2005, following shareholder approval at the Annual Meeting of Shareholders of the Company, the 2005 Stock Incentive Plan (the “Plan”) became effective. The Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under these existing plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.
      The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. Under the Plan, 861,038 shares of the Company’s Common Stock (“Shares”) are available for awards. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.
      The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provided that each person who became a non-employee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first becomes a non-employee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she shall have served on the Company’s Board of Directors for at least six months prior

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the date of such annual meeting. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. Options granted under this plan are exercisable and vest upon grant.
      The 1996 Non-Executive Stock Option Plan authorized the Board of Directors to grant non-qualified stock options to employees, including executive officers, and outside consultants of the Company. The exercise price of the options was equal to the fair market value of the Company’s Common Stock on the date the options were granted. Options are generally exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested.
      The 1996 Stock Option Plan authorized the Board of Directors to grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 100% of the fair market value of Landec’s Common Stock on the date the options were granted. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested.
      The New Executive Stock Option Plan authorized the Board of Directors to grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options may be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec’s Common Stock on the date the options were granted. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested.
      On April 15, 2005, the Board of Directors of the Company approved the accelerated vesting of all unvested options previously granted to employees under the Company’s 1996 Stock Option Plans (collectively, the “Plans”) which have an exercise price greater than $6.25 (the “Acceleration”) the closing price of the Company’s Common Stock on April 15, 2005 in order to avoid recognizing an expense in future periods once the Company adopts SFAS 123R.
      Pursuant to the Acceleration, options granted under the Plans to purchase 192,026 shares of the Company’s common stock that would otherwise have vested at various times within three years from April 15, 2005 became fully vested. As a result of the Board’s decision to approve the Acceleration, each option agreement underlying options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remains in full force and effect. On the date of the Acceleration no compensation expense was recorded because the fair market value of the Company’s Common Stock was below the exercise price of the options that were accelerated.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity under all Landec Stock Option Plans is as follows:

	Outstanding Options

	Shares		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price

Balance at May 25, 2003	1,179,856	4,054,244	$4.63
Additional shares reserved	400,000	—
Options granted	(161,000)	161,000	$5.20
Options exercised	—	(152,659)	$2.68
Options forfeited	139,824	(139,824)	$4.77
Expired in 1988 Plan	(20,135)	—

Balance at May 30, 2004	1,538,545	3,922,761	$4.81
Options granted	(625,000)	625,000	$6.54
Options exercised	—	(397,772)	$3.80
Options forfeited	27,493	(27,493)	$4.98

Balance at May 29, 2005	941,038	4,122,496	$5.08

Additional shares reserved	861,038	—
Options/ RSUs granted	(83,333)	83,333	$6.69
Options exercised	—	(1,027,718)	$5.83
Options forfeited	59,762	(59,762)	$6.36
Terminated plans	(920,800)	—

Balance at May 28, 2006	857,705	3,118,349	$4.85

      At May 28, 2006 and May 29, 2005 options to purchase 2,934,930 and 3,636,106 shares of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested.
      The Company issued 833 restricted stock units (RSUs) during fiscal year 2006 at a price of $7.53 per share. The restricted stock units vest at the end of three years. These units are included in the table above under options granted.
      The following tables summarize information about Landec’s options outstanding and exercisable at May 28, 2006 (excluding the 833 RSUs granted in fiscal year 2006).

	Options Outstanding

		Weighted
		Average	Weighted
		Contractual	Average
	Number of	Life	Exercise
Range of Exercise Prices	Shares	(In Years)	Price

$1.660 - $2.950	315,834	6.64	2.28
$3.180 - $3.375	454,600	4.96	3.30
$3.400 - $3.800	325,177	4.84	3.59
$4.094 - $4.938	210,500	3.53	4.87
$5.000 - $5.000	735,600	1.59	5.00
$5.250 - $6.130	425,534	5.49	6.05
$6.250 - $7.625	650,271	6.32	6.84

$1.660 - $7.625	3,117,516	4.58	4.85

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable

		Weighted
	Number of	Average
Range of Exercise Prices	Shares	Exercise Price

$1.660 — $2.950	271,376	2.28
$3.180 — $3.375	450,224	3.30
$3.400 — $3.800	321,113	3.59
$4.094 — $4.938	210,500	4.87
$5.000 — $5.000	735,600	5.00
$5.250 — $6.130	298,346	6.03
$6.250 — $7.625	647,771	6.84

$1.660 — $7.625	2,934,930	4.83
      Employee Stock Purchase Plan. The Company has an employee stock purchase plan which permits eligible employees to purchase Common Stock, which may not exceed 10% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the Company’s Common Stock at the beginning of the offering period or on the purchase date. As of May 28, 2006, 851,523 shares have been issued under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan was terminated on June 1, 2006.
      Landec Ag Stock Plan. Under the 1996 Landec Ag Stock Plan, the Board of Directors of Landec Ag could grant stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Landec Ag’s common stock as determined by Landec Ag’s Board of Directors. 2,000,000 shares were authorized to be issued under this plan. Options generally are exercisable upon vesting and generally vest ratably over four years and are subject to repurchase if exercised before being vested. The Landec Ag Stock Plan terminated on January 1, 2006.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under the Landec Ag Stock Option.

		Outstanding Options

			Weighted
			Average
	Options	Number of	Exercise
	Available	Shares	Price

Balance at May 25, 2003	228,918	1,445,000	$0.41
Options granted	(10,000)	10,000	$1.50
Options exercised	—	—	—
Options forfeited	195,150	(195,150)	$0.50

Balance at May 30, 2004	414,068	1,259,850	$0.41
Options granted	—	—	—
Options exercised	—	(503,895)	$0.10
Options forfeited	165,855	(165,855)	$1.00

Balance at May 29, 2005	579,923	590,100	$0.71
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	52,313	(52,313)	$0.94
Expired in Plan	(632,236)	—	—

Balance at May 28, 2006	—	537,787	$0.69
      At May 28, 2006, options to purchase 532,719 shares with an average exercise price of $0.68 per share of Landec Ag’s common stock were vested. For the options outstanding at May 28, 2006, 74,000 options were granted with an exercise price of $0.10, 127,900 options were granted with an exercise price of $0.20 and 335,887 were granted with an exercise price of $1.00. As of May 28, 2006, the Company has 537,787 common shares reserved for future issuance under the Landec Ag stock option plan.
      Apio Stock Plan. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan (“1999 Plan”). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio’s common stock as determined by Apio’s Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 28, 2006, options for two million shares had been granted at an exercise price of $2.10 per share.
      In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan (“2000 Plan”) was authorized by Apio’s Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 28, 2006, options for 268,695 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options

			Weighted
			Average
	Options	Number of	Exercise
	Available	Shares	Price

Balance at May 25, 2003	1,483,792	2,515,625	$2.10
Options granted	—	—	—
Options exercised	—	(49,166)	$2.10
Options forfeited	79,680	(79,680)	$2.10

Balance at May 30, 2004	1,563,472	2,386,779	$2.10
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	59,457	(59,457)	$2.10

Balance at May 29, 2005	1,622,929	2,327,322	$2.10
Options granted	—	—	—
Options exercised	—	(50,158)	$2.10
Options forfeited	8,469	(8,469)	$2.10

Balance at May 29, 2006	1,631,398	2,268,695	$2.10
      At May 28, 2006, options to purchase 2,268,695 shares of Apio common stock were vested. As of May 28, 2006, the Company has 3,900,093 common shares reserved for future issuance under the Apio stock option plans.

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
      On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less .25% or the LIBOR adjustable rate plus 1.75% (6.84% at May 28, 2006). The Loan Agreement contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At May 28, 2006 and May 29, 2005, no amounts were outstanding under the revolving line of credit or the equipment line of credit.
      Landec Ag has a revolving line of credit which allows for borrowings of up to $7.5 million, based on Landec Ag’s inventory levels. The interest rate on the revolving line of credit is the prime rate (8.00% at May 28, 2006). Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At May 28, 2006 and May 29, 2005, no amounts were outstanding under this revolving line of credit.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt
      Long-term debt consists of the following (in thousands):

	May 28,	May 29,
	2006	2005

Note payable of Apio to a commercial finance company; due in monthly installments of $12,795 including variable interest currently at 7.23% with final payment due December 2019	$1,338	$1,400
Note payable of Apio to a bank; due in monthly installments of $33,333 including interest at 4.96% with final payment due August 2007	—	934
Note payable of Apio to a bank; due in monthly installments of $7,739 including variable interest currently at 7.76% with final payment due December 2015	630	675
Capitalized lease obligations in monthly installments of $1,979 with an interest rate of 5.90% with final payment due August 2008	50	79

	2,018	3,088
Less current portion	(2,018)	(548)

	$—	$2,540

      At May 28, 2006, all of the debt is classified as current as the Company repaid in June 2006 the notes payable balances due to escalating interest rates on the debt.
      The term debt and revolving note agreements contains various financial covenants including minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios.
      Landec has pledged substantially all of Apio’s and Landec Ag’s assets to secure their term debt.

11.	Income Taxes
      The Company recorded an income tax provision based on the federal alternative minimum tax rate in the amount of $11,000 for the fiscal year ended May 28, 2006, $6,000 for the fiscal year ended May 29, 2005 and $50,000 for the fiscal year ended May 30, 2004. These amounts are included in other (expense)/income in the accompanying Consolidated Statements of Income.
      The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	May 28, 2006	May 29, 2005	May 30, 2004

Provision at U.S. statutory rate of 34%	$2,949	$1,839	$1,003
State income taxes, net of federal benefit	506	315	172
Change in valuation allowance	(3,788)	(2,017)	(703)
Tax credit carryforwards	375	(200)	(396)
Other	(31)	69	(26)

Total	$11	$6	$50

      As of May 28, 2006, the Company had federal and state net operating loss carryforwards of approximately $42.0 million and $9.7 million, respectively. These losses expire in different periods through 2025, if not utilized. The Company also had federal and state tax credit carryforwards of approximately $1.3 million and $1.2 million, respectively. The research and development tax credit carryforwards expire in different periods

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through 2026 for federal purposes and have an unlimited carryforward period for state purposes. The other state tax credit carryforwards expire in different periods through fiscal year 2013.
      Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.
      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	May 28,	May 29,
Deferred Tax Assets:	2006	2005

Net operating loss carryforwards	$14,900	$16,700
Research and AMT credit carryforwards	2,100	2,300
Capitalized research and development	100	100
Other — net	(4,700)	(3,200)

Net deferred tax assets	12,400	15,900
Valuation allowance	(12,400)	(15,900)

Net deferred tax assets	$—	$—

      Included in the other net deferred tax assets is approximately $5.8 million of deferred tax liabilities that primarily relate to book/tax basis differences in fixed assets and intangibles.
      Due to the Company’s limited tax basis earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The change in the valuation allowance was a decrease of $3.5 million, an increase of $700,000 and a decrease of $1.3 million for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively. Approximately $840,000 of the valuation allowance for deferred tax assets as of May 28, 2006 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

12.	Commitments and Contingencies

Operating Leases
      Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2010. The approximate future minimum lease payments under these operating leases, excluding farmland leases, at May 28, 2006 are as follows (in thousands):

Amount

FY2007	$856
FY2008	583
FY2009	332
FY2010	95
FY2011	3

$1,869

      Rent expense for operating leases, including month to month arrangements was $1.4 million for the fiscal year ended May 28, 2006, $1.6 million for the fiscal year ended May 29, 2005 and $1.4 million for the fiscal year ended May 30, 2004.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Leases
      Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2006. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through October 2006. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 28, 2006 are $207,000 for fiscal year 2007.
      Rent income for land leases net of sublease rents, including month to month arrangements was $25,000 for the fiscal year ended May 28, 2006. Rent expense for land leases net of sublease rents, including month to month arrangements was $51,000 for the fiscal year ended May 29, 2005 and $16,000 for the fiscal year ended May 30, 2004.

Employment Agreements
      Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $506,000 at May 28, 2006 and $255,000 at May 29, 2005.

Licensing Agreement
      In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2005 through 2012.

Purchase Commitments
      At May 28, 2006, the Company was committed to purchase $986,000 of produce during fiscal year 2007 in accordance with contractual terms. Payments of $704,000 were made in fiscal year 2006 under this arrangement.

13.	Employee Savings and Investment Plans
      The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees.
      Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary. In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. Participants are at all times fully vested in their contributions. The Company’s contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company contributed $335,000, $294,000 and $287,000, respectively, to the Landec Plan.

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

	Food	Agricultural
	Products	Seed	Corporate
	Technology	Technology	and Other	Total

Fiscal Year Ended May 28, 2006
Net sales	$194,816	$34,096	$3,041	$231,953
International sales	$50,337	$—	$—	$50,337
Gross profit	$26,853	$10,439	$2,752	$40,044
Net income (loss)	$9,128	$(1,387)	$910	$8,651
Identifiable assets	$83,531	$32,613	$2,881	$119,025
Depreciation and amortization	$2,572	$533	$98	$3,203
Capital expenditures	$4,263	$439	$44	$4,746
Interest income	$502	$75	$56	$633
Interest expense	$300	$152	$—	$452
Income tax expense (benefit)	$—	$—	$—	$—
Fiscal Year Ended May 29, 2005
Net sales	$179,157	$25,648	$425	$205,230
International sales	$48,773	$—	$—	$48,773
Gross profit	$22,195	$9,448	$329	$31,972
Net income (loss)	$5,621	$(316)	$97	$5,402
Identifiable assets	$72,511	$22,711	$4,853	$100,075
Depreciation and amortization	$2,890	$472	$105	$3,467
Capital expenditures	$3,134	$426	$98	$3,658
Interest income	$130	$57	$27	$214
Interest expense	$305	$109	$—	$414
Income tax expense (benefit)	$—	$—	$—	$—
Seven Months Ended May 30, 2004
Net sales	$167,886	$23,641	$565	$192,092
International sales	$48,679	$—	$—	$48,679
Gross profit	$20,231	$9,086	$474	$29,791
Net income (loss)	$3,232	$(241)	$(91)	$2,900
Identifiable assets	$72,088	$19,722	$1,197	$93,007
Depreciation and amortization	$3,110	$484	$111	$3,705
Capital expenditures	$2,997	$320	$76	$3,393
Interest income	$148	$9	$7	$164
Interest expense	$683	$128	$—	$811
Income tax expense (benefit)	$—	$—	$—	$—

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Consolidated Financial Information (unaudited)
      The following is a summary of the unaudited quarterly results of operations for fiscal years 2006, 2005 and 2004 (in thousands, except for per share amounts):

FY 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2006

Revenues	$49,705	$53,712	$57,249	$71,287	$231,953
Gross profit	$6,590	$7,089	$11,415	$14,950	$40,044
Net income (loss)	$(521)	$(1,037)	$3,514	$6,695	$8,651
Net income/(loss) per basic share	$(0.02)	$(0.04)	$0.14	$0.27	$0.35
Net income/(loss) per diluted share	$(0.02)	$(0.04)	$0.13	$0.24	$0.32

FY 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2005

Revenues	$46,854	$50,672	$51,532	$56,172	$205,230
Gross profit	$5,741	$5,997	$9,242	$10,992	$31,972
Net income (loss)	$(692)	$(808)	$2,293	$4,609	$5,402
Net income/(loss) per basic share	$(0.03)	$(0.03)	$0.10	$0.19	$0.23
Net income/(loss) per diluted share	$(0.03)	$(0.03)	$0.09	$0.17	$0.21

FY 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2004

Revenues	$41,803	$43,265	$48,587	$58,437	$192,092
Gross profit	$6,082	$5,030	$7,447	$11,232	$29,791
Net income (loss)	$(624)	$(1,583)	$724	$4,383	$2,900
Net income/(loss) per basic share	$(0.03)	$(0.08)	$0.03	$0.20	$0.11
Net income/(loss) per diluted share	$(0.03)	$(0.08)	$0.03	$0.17	$0.12

      (b) Index of Exhibits.

Exhibit
Number:		Exhibit Title

2.4		Stock Purchase Agreement between The Lubrizol Corporation and the Registrant dated as of October 24, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2002.
2.5		Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.
3.1		Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2005.
3.2		Ninth Amended and Restated Articles of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
3.3		Certificate of Determination of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
3.4		Certificate of Determination of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2001.
10.1		Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
10	.3*	1995 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10	.5*	Form of Option Agreement for 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10.6		Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.
10	.15*	1996 Landec Ag Stock Option Plan and form of Option Agreements, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10	.16*	Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.
10	.17*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.
10	.18*	Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.
10	.25*	Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10	.26*	1999 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
10	.28*	2000 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended October 29, 2000.

Exhibit
Number:		Exhibit Title

10.29		Credit Agreement between Landec Ag, Inc. and Old National Bank dated as of June 5, 2000, as amended, incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.
10	.30*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.
10	.35*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 28, 2001.
10	.45*	Employment Agreement between the Registrant and Gary T. Steele effective as of January 1, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005.
10.46		Fourth Amendment to Credit Agreement dated as of May 15, 2003, incorporated herein by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 27, 2003.
10.47		Non-Competition Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.
10.48		Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.
10	.53*	1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended May 25, 2003.
10	.54+	2007 Cash Bonus Plan.
10	.55+	Director Compensation Schedule.
10.56		Form of Notice regarding acceleration of stock option vesting , incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.
10.59		Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005, incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2005.
10.60		Fifth Amendment to Credit Agreement dated as of October 7, 2004, incorporated herein by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2005.
10.61		Credit Agreement dated as of October 7, 2005, incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended November 27, 2005.
10	.63+#	License and research and development agreement between the Registrant and Air Products and Chemical, Inc. dated March 14, 2006.
10.64		2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.
10.65		Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.
10	.66+	Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan.
10	.67+	Form of Stock Unit Agreement for 2005 Stock Incentive Plan.
10.68		Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.
21.1		Subsidiaries of the Registrant

Subsidiary	State of Incorporation

Landec Ag, Inc. Apio, Inc.	Delaware Delaware

23	.1+	Consent of Independent Registered Public Accounting Firm.
24	.1+	Power of Attorney — See page 76.
31	.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(c) of Form 10-K.

+	Filed herewith.

#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted and separately filed with the SEC.

SIGNATURES
      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on July 27, 2006.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary T. Steele Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2006

/s/ Gregory S. Skinner Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2006

/s/ Nicholas Tompkins Nicholas Tompkins	Chief Executive Officer of Apio, Inc., Senior Vice President and Director	July 27, 2006

/s/ Robert Tobin Robert Tobin	Director	July 27, 2006

/s/ Duke Bristow Duke Bristow	Director	July 27, 2006

/s/ Frederick Frank Frederick Frank	Director	July 27, 2006

Signature	Title	Date

/s/ Stephen E. Halprin Stephen E. Halprin	Director	July 27, 2006

/s/ Richard S. Schneider Richard S. Schneider	Director	July 27, 2006

/s/ Kenneth E. Jones Kenneth E. Jones	Director	July 27, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.54	2007 Cash Bonus Plan.
10.55	Director Compensation Schedule.
10.63	License and research and development agreement between the Registrant and Air Products and Chemical, Inc. dated March 14, 2006.
10.66	Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan.
10.67	Form of Stock Unit Agreement for 2005 Stock Incentive Plan.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. See page 76.
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.