Form 10-Q
period 2006-08-27
LANDEC CORP \CA\
filed 2006-09-29
CIK 1005286

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 27, 2006, or

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
Yes ☐     No ☑
As of September 15, 2006, there were 24,989,192 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q For the Fiscal Quarter Ended August 27, 2006

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 27,	May 28,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,363	$20,519
Accounts receivable, less allowance for doubtful accounts of $309 and $245 at August 27, 2006 and May 28, 2006	15,369	17,637
Accounts receivable, related party	410	561
Inventory	15,997	13,958
Notes and advances receivable	223	376
Notes receivable, related party	—	14
Prepaid expenses and other current assets	1,826	1,637

Total Current Assets	48,188	54,702

Property and equipment, net	20,504	19,014
Goodwill, net	29,507	29,124
Trademarks, net	13,270	13,270
Other intangibles, net	822	860
Notes receivable	631	631
Other assets	1,359	1,424

Total Assets	$114,281	$119,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,435	$23,435
Related party payables	463	533
Accrued compensation	1,001	3,303
Other accrued liabilities	2,425	2,032
Deferred revenue	733	884
Current maturities of long term debt	45	2,018

Total Current Liabilities	27,102	$32,205

Minority interest	1,497	1,771

Total Liabilities	28,599	33,976

Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,989,192 and 24,917,298 shares issued and outstanding at August 27, 2006 and May 28, 2006, respectively	126,907	126,288
Accumulated deficit	(41,225)	(41,239)

Total Shareholders’ Equity	85,682	85,049

Total Liabilities and Shareholders’ Equity	$114,281	$119,025

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 27,	August 28,
	2006	2005
Revenues:
Product sales	$50,046	$48,327
Services revenue, related party	843	1,167
License fees	200	122
Royalty revenues, related party	50	76
Research, development and royalty revenues	8	13

Total revenues	51,147	49,705

Cost of revenue:
Cost of product sales	43,288	40,845
Cost of product sales, related party	1,549	1,663
Cost of services revenue	754	607

Total cost of revenue	45,591	43,115
Gross profit	5,556	6,590
Operating costs and expenses:
Research and development	784	758
Selling, general and administrative	4,902	6,183

Total operating costs and expenses	5,686	6,941

Operating loss	(130)	(351)
Interest income	236	120
Interest expense	(70)	(73)
Minority interest expense	(18)	(215)
Other expense	(4)	(2)

Net income (loss)	$14	$(521)

Basic and diluted net income (loss) per share	$0.00	$(0.02)

Shares used in per share computation	24,936	24,115

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended
	August 27,	August 28,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$14	$(521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	886	766
Stock-based compensation expense	246	—
Loss on sale of property and equipment	4	6
Minority interest	78	215
Changes in current assets and current liabilities:
Accounts receivable, net	2,419	(1,878)
Inventory	(2,039)	(994)
Issuance of notes and advances receivable	—	(5)
Collection of notes and advances receivable	168	127
Prepaid expenses and other current assets	(189)	127
Accounts payable	(1,000)	766
Related party payables	(70)	(540)
Accrued compensation	(2,302)	(516)
Other accrued liabilities	10	321
Deferred revenue	(151)	(115)

Net cash used in operating activities	(1,926)	(2,241)

Cash flows from investing activities:
Purchases of property and equipment	(2,342)	(633)
Purchase of marketable securities	—	(1,018)
Issuance of notes and advances receivable	(15)	(10)
Collection of notes and advances receivable	14	28

Net cash used in investing activities	(2,343)	(1,633)

Cash flows from financing activities:
Proceeds from sale of common stock	373	241
Proceeds from the exercise of subsidiary options	9	—
Decrease in other assets	65	156
Borrowings on lines of credit	—	33
Payments on lines of credit	—	(33)
Payments on long term debt	(1,973)	(971)
Payments to minority interest	(361)	—

Net cash used in financing activities	(1,887)	(574)

Net decrease in cash and cash equivalents	(6,156)	(4,448)
Cash and cash equivalents at beginning of period	20,519	12,871

Cash and cash equivalents at end of period	$14,363	$8,423

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
     The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 27, 2006 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
     The results of operations for the three months ended August 27, 2006 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, a significant portion of Landec Ag revenues and profits will be concentrated over a few months during the spring planting season (generally during Landec’s third and fourth fiscal quarters).
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2008, May 28, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
2. Stock-Based Compensation
     On May 29, 2006, the Company adopted SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issues to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants and restricted stock unit awards (RSUs).
     Prior to the adoption of SFAS 123R, the Company applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. The Company has historically set the exercise price for its stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and therefore the Company did not record any compensation expense unless the terms of the stock options were subsequently modified. For RSUs, the calculation of compensation expense under APB 25 and SFAS 123R is similar except for the accounting treatment for forfeitures as discussed below. During fiscal year 2006, 833 restricted stock units were granted. No expense was recorded on the RSUs granted in fiscal year 2006 as the expense was not material.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s condensed consolidated financial statements as of August 28, 2005, and for the three months then-ended, do not reflect the requirements of SFAS 123R. In the three months ended August 27, 2006, the Company recognized stock-based compensation expense of $245,912 or $0.01 per basic and diluted share, which included $32,826 for restricted stock unit awards and $213,086 for stock option grants.
     The following table summarizes the stock-based compensation by income statement line item:

Three Months
Ended
August 27, 2006
Research and development	$19,070
Sales, general and administrative	$226,842

Total amortization of stock-based compensation	$245,912
     The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating the value of all stock-based compensation to the straight-line, single-option method. However, compensation expense for all stock option grants and restricted stock awards prior to May 29, 2006, will continue to be recognized using the straight-line, multiple-option method. In addition, SFAS 123R requires that the expected forfeitures of stock-based awards to be estimated at the time of grant. As a result, the Company estimates the forfeiture rate for all stock-based compensation at the time of grant and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 for periods prior to May 29, 2006, the Company accounted for forfeitures as they occurred.
Valuation Assumptions
     As of August 27, 2006 and August 28, 2005, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	August 27,	August 28,
	2006	2005
Stock option plan:
Risk-free interest rate	5.08%	3.49%
Dividend yield	0%	0%
Volatility	51%	55%
Expected term in years	4.27	4.16
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

August 28,
2005
Net loss	$(521)
Deduct:
Stock-based employee expense determined under SFAS 123	(238)

Pro forma net loss	$(759)

Basic and diluted net loss per share – as reported	$(0.02)

Basic and diluted pro forma net loss per share	$(0.03)

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and		Weighted
	Options	Number of	Average		Weighted
	Available	Restricted	Grant Date	Number of	Average
	for Grant	Shares	Fair Value	Stock Options	Exercise Price
Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85
Granted	(153,335)	38,335	$8.86	115,000	$8.86
Exercised	—	—	—	(54,146)	$5.22
Forfeited	—	—	—	(3,750)	$6.09

Balance at August 27, 2006	704,370	39,168	$8.83	3,174,620	$4.99

     The following table summarizes information concerning stock options outstanding and exercisable at August 27, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average
Exercise	Number of Shares	Contractual	Exercise	Intrinsic	Number of Shares	Exercise	Aggregate
Prices	Outstanding	Life	Price	Value	Exercisable	Price	Intrinsic Value
	(in years)	(in years)
$1.660 – $3.180	460,126	6.00	$2.58	$3,414,135	432,308	$2.59	$3,203,402
$3.250 – $3.400	414,850	4.03	$3.38	$2,746,307	411,412	$3.38	$2,723,547
$3.470 – $4.938	408,385	4.31	$4.30	$2,327,795	405,259	$4.30	$2,309,976
$5.000 – $5.000	735,600	1.34	$5.00	$3,678,000	735,600	$5.00	$3,678,000
$5.250 – $6.130	419,159	5.20	$6.05	$1,655,678	307,284	$6.03	$1,219,917
$6.250 – $6.750	390,000	4.97	$6.66	$1,302,600	390,000	$6.66	$1,302,600
$6.790 – $7.500	224,000	8.19	$7.12	$645,120	224,000	$7.12	$645,120
$7.530 – $8.860	122,500	6.53	$8.78	$149,450	39,715	$8.70	$51,630

$1.660 – $8.860	3,174,620	4.39	$4.99	$15,919,085	2,945,578	$4.86	$15,134,192
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.00 on August 25, 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of August 27, 2006, was approximately 2.9 million shares. The aggregate intrinsic value of stock options exercised during the three month period ended August 27, 2006, was $264,000.
Shares Subject to Vesting
     The following table summarizes the activity relating to unvested stock option grants and RSUs during the three month period ended August 27, 2006:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value	Shares	Value
Unvested at May 28, 2006	182,586	$2.43	833	$7.53
Granted	115,000	$4.05	38,335	$8.32
Vested/Awarded	(64,794)	$2.29	—	—
Forfeited	(3,750)	$6.09	—	—

Unvested at August 27, 2006	229,042	$3.23	39,168	$8.30
     As of August 27, 2006, there was $1.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plan. Total expense is expected to be recognized over the weighted-average period of 1.62 years.
     As of August 27, 2006 the Company has reserved 3.9 million shares of common stock for future issuance under its current and former stock plans.

3. Net Income Per Diluted Share
     The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

Three Months
Ended
August 27, 2006
Numerator:
Net income	$14
Less: Minority interest income of subsidiary	(114)

Net loss for diluted net loss per share	$(100)
Denominator:
Weighted average shares for diluted net loss per share	24,936
Diluted net loss per share	$(0.00)
     For the three months ended August 27, 2006 and August 28, 2005, the computation of the diluted net loss per share excludes the impact of options to purchase 1,367,667 shares and 962,516 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
4. Goodwill and Other Intangibles
     The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the three months ended August 27, 2006, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of August 27, 2006.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 27,	May 28,
	2006	2006
Finished goods	$11,760	$10,017
Raw material	4,237	3,764
Work in process	—	177

Total	$15,997	$13,958

6. Related Party
     Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC (formerly known as Apio Fresh) for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, crop and harvesting costs, are classified as related party in the accompanying financial statements as of August 27, 2006 and May 28, 2006 and for the three months ended August 27, 2006 and August 28, 2005.
     Apio leases, for approximately $429,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three months ended August 27, 2006 the Company subleased all of the land leased from the Apio CEO and received sublease income of $111,000 which is equal to the amount the Company paid to lease that land for the period.
     Apio’s domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During the three months ended August 27, 2006, the Company recognized revenues of $5,000 from the sale of products to Beachside Produce and royalty revenue of $50,000 from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of August 27, 2006 and May 28, 2006.
     In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of August 27, 2006 and May 28, 2006 is $196,000 and $237,000, respectively, owed to the Apio CEO.
     All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
7. Insurance Settlement
     On August 25, 2006 the Company received a cash payment of $1.6 million from the settlement of insurance claims associated with a fire that occurred at its Dock Resins facility in February 2000. The settlement resulted in the Company recording a reduction to selling, general and administrative expenses of $1.3 million, net of expenses, during the Company’s first quarter of fiscal year 2007. In addition, $381,000 has been placed in escrow pending the outcome of certain disputed professional fees. In September 2006, the Company resolved the fee dispute and paid professional fees of $227,000 from the escrow and received the balance of $154,000.
8. Comprehensive Loss
     The comprehensive loss of Landec is the same as the net loss.
9. Shareholders’ Equity
     During the three months ended August 27, 2006, 71,894 shares of Common Stock were issued upon the exercise of options under the Company’s stock option plan and the Company’s Employee Stock Purchase Plan.

10. Business Segment Reporting
     Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay® specialty packaging for the retail grocery, club store and food services industry. The Agricultural Seed Technology segment markets and distributes hybrid seed corn and seed coatings using Landec’s patented Intellicoat® seed coatings to the farming industry. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.
     Operations by Business Segment (in thousands):

		Agricultural
	Food Products	Seed	Corporate
	Technology	Technology	and Other	TOTAL
Three months ended August 27, 2006
Net revenues	$50,825	$114	$208	$51,147
International sales	$13,810	$—	$—	$13,810
Gross profit	$5,354	$(5)	$207	$5,556
Net income (loss)	$1,722	$(2,889)	$1,181	$14
Interest expense	$70	$—	$—	$70
Interest income	$192	$41	$3	$236
Depreciation and amortization	$672	$189	$25	$886

Three months ended August 28, 2005
Net revenues	$49,498	$—	$207	$49,705
International sales	$16,721	$—	$—	$16,721
Gross profit	$6,460	$—	$130	$6,590
Net income (loss)	$1,884	$(2,126)	$(279)	$(521)
Interest expense	$73	$—	$—	$73
Interest income	$90	$12	$18	$120
Depreciation and amortization	$633	$106	$27	$766
     During the three months ended August 27, 2006 and August 28, 2005, sales to the Company’s top five customers accounted for approximately 51% and 48%, respectively, of revenues with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp. accounting for approximately 21% for the three months ended August 27, 2006 and approximately 16% for the three months ended August 28, 2005. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.
11. Subsequent Events
     On August 28, 2006 the Company amended the Heartland Hybrids, Inc. (“Heartland”) Asset Purchase Agreement. In accordance with the amendment the Company paid the former owners of Heartland a cash earn out payment of $1.0 million. In exchange for the Company accelerating the earn out payment, the former owners of Heartland agreed to reduce the total potential earn out by $200,000 (the original earn out potential was $1.2 million). The Company recorded $383,000 of the earn out to goodwill during the first quarter of fiscal year 2007 as that was the amount earned in fiscal year 2006. The remaining $617,000 will be recorded to goodwill during the Company’s second quarter of fiscal year 2007.
     On August 29, 2006, Landec Ag amended its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. The interest rate on the revolving line of credit was reduced from prime plus 0.375% to prime minus 0.50% (7.75% at August 27, 2006). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first quarter of fiscal year 2007. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At August 27, 2006, no amounts were outstanding under Landec Ag’s revolving line of credit.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Critical Accounting Policies and Use of Estimates
     There have been no material changes to the Company’s critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 28, 2006 filed with the Securities and Exchange Commission on July 27, 2006 with the exception of the adoption of SFAS No. 123(R).
     Accounting for Stock-Based Compensation
     Effective January 1, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in SFAS No. 123(R). Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the amount of stock-based awards that are expected to be forfeited. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.
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
     In addition to our two core businesses, the Company also operates a Technology Licensing/Research and Development business that licenses and/or supplies products outside of our core businesses to industry leaders such as Air Products and Chemicals, Inc.
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
Food Products Technology Business
     The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry. Our proprietary packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products. In 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes products to the top U.S. retail grocery chains and major club stores and, has recently begun expanding its product offerings to the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio into a wholly owned subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.
     Based in Guadalupe, California, Apio, when acquired in December 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay® packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Beachside Produce LLC (formerly known as Apio Fresh) (“Beachside”). Beachside is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Beachside purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Beachside pays Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Beachside and its growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added products. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 28, 2006, Apio shipped more than seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.
     There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:
•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart® brand and other brands for its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 60,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced 21 new products.
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
Results of Operations
Revenues (in thousands):

	Three months	Three months
	ended 8/27/06	ended 8/28/05	Change

Apio Value Added	$35,030	$29,660	18%
Apio Tech	13	4	225%

Technology Subtotal	35,043	29,664	18%
Apio Trading	15,782	19,834	(20%)

Total Apio	50,825	49,498	3%
Landec Ag	114	—	N/M
Corporate	208	207	0%

Total Revenues	$51,147	$49,705	3%
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
     The increase in Apio’s value-added revenues for the three months ended August 27, 2006 compared to the same period last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 23%, during the three months ended August 27, 2006 compared to the same period last year. In addition, sales of Apio’s value-added vegetable tray products grew 23% during the three months ended August 27, 2006 compared to the same period last year. Overall value-added sales volume increased 17% during the first quarter of fiscal year 2007 compared to the same period last year.
     Apio Tech
     Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Virtually all of the revenues currently generated from Apio Tech are revenues derived from our banana packaging program with Chiquita.
     The increase in revenues at Apio Tech during the three months ended August 27, 2006 compared to the same period last year was not material to consolidated Landec revenues.
     Apio Trading
     Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the first quarter of fiscal year 2007 was $13.8 million or 88% of total trading revenues.
     The decrease in revenues in Apio’s trading business for the three months ended August 29, 2006 compared to the same period last year was primarily due to a 24% decrease in export sales volumes and a planned 77% decrease in buy/sell commodity volumes sold to Wal-Mart.

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
     The increase in revenues at Landec Ag during the three months ended August 27, 2006 compared to the same period last year was not material to consolidated Landec revenues.
     Corporate
     Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
     The increase in Corporate revenues for the three months ended August 27, 2006 compared to the same period of the prior year was not material to consolidated Landec revenues.
     Gross Profit (in thousands):

	Three months	Three months
	ended 8/27/06	ended 8/28/05	Change

Apio Value Added	$4,523	$5,513	(18%)
Apio Tech	4	2	100%

Technology Subtotal	4,527	5,515	(18%)
Apio Trading	827	945	(12%)

Total Apio	5,354	6,460	(17%)
Landec Ag	(5)	—	N/M
Corporate	207	130	59%

Total Gross Profit	$5,556	$6,590	(16%)
     General
     There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2007 compared to the same period last year as outlined in the table above.
     Apio Value-Added
     The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the three months ended August 27, 2006 compared to the same period last year was primarily due to the increased costs for raw materials in the first quarter of fiscal year 2007 compared to the first quarter of last year was attributable to weather related shortages of contracted product which required Apio to procure supplement product on the open market at costs significantly above contracted prices. The increase in raw material costs was partially offset by an increase in revenues of 18% during the first quarter of fiscal year 2007 compared to the first quarter of last year and changes in product mix to higher margin products coupled with improved operational efficiencies.

     Apio Tech
     The increase in gross profit for Apio Tech for the three months ended August 27, 2006 compared to the same period last year was not material to consolidated Landec gross profit.
     Apio Trading
     Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profit during the three months ended August 27, 2006 compared to the same period last year was primarily due to a 20% decrease in revenues which was partially offset by a shift during the first quarter of fiscal year 2007 to higher margin export products from lower margin domestic commodity products compared to the first quarter last year.
     Landec Ag and Corporate
     The decrease in gross profit for Landec Ag and Corporate for the three months ended August 27, 2006 compared to the same period last year was not material to consolidated Landec gross profit.
Operating Expenses (in thousands):

	Three months	Three months
	ended 8/27/06	ended 8/28/05	Change

Research and Development:
Apio	$241	$266	(9%)
Landec Ag	136	153	(11%)
Corporate	407	339	20%

Total R&D	$784	$758	3%
Selling, General and Administrative:
Apio	$2,791	$3,421	(18%)
Landec Ag	2,326	1,629	43%
Corporate	(215)	1,133	(119%)

Total S,G&A	$4,902	$6,183	(21%)
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
     The increase in research and development expenses for the three months ended August 27, 2006 compared to the same period last year was not material.
     Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
     The decrease in selling, general and administrative expenses for the three months ended August 27, 2006 compared to the same period last year was primarily due to new packaging design and marketing related costs that were incurred at Apio during the first quarter of fiscal year 2006 and the recording of the net proceeds of $1.3 million from the insurance settlement (see Note 7) to Corporate selling, general and administrative expenses during the first quarter of fiscal year 2007. These decreases were partially offset by the increase at Landec Ag resulting from incurring $574,000 of selling, general and administrative costs that were incurred at Heartland Hybrids during the first quarter this year compared to zero during the first quarter last year because Heartland Hybrids was not acquired until the beginning of Landec’s second fiscal quarter.
Other (in thousands):

	Three months	Three months
	ended 8/27/06	ended 8/28/05	Change

Interest Income	$236	$120	97%
Interest Expense	(70)	(73)	(4%)
Minority Interest Exp	(18)	(215)	(92%)
Other Expense	(4)	(2)	100%

Total Other	$144	$(170)	185%
     Interest Income
     The increase in interest income for the three months ended August 27, 2006 compared to the same period last year was primarily due to the increase in cash available for investing and higher interest rates on the cash invested.
     Interest Expense
     The decrease in interest expense during the three months ended August 27, 2006 compared to the same period last year was due to the Company’s reduction of debt.
     Minority Interest Expense
     The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
     The decrease in the minority interest for the three months ended August 27, 2006 compared to the first quarter of last year was due to non-recurring gains on Apio Cooling’s books during the first quarter of fiscal year 2006.
     Other
     Other consists of non-operating income and expenses.
Liquidity and Capital Resources
     As of August 27, 2006, the Company had cash and cash equivalents of $14.4 million, a net decrease of $6.1 million from $20.5 million at May 28, 2006.
     Cash Flow from Operating Activities
     Landec used $1.9 million of cash flow in operating activities during the three months ended August 27, 2006 compared to using $2.2 million in operating activities for the three months ended August 28, 2005. The primary uses of cash in operating activities were from an increase in inventory at Apio of $1.6 million primarily due to an increase in export inventory in transit which will be recorded to revenue during the second quarter of fiscal year 2007 and from the payment of bonuses earned in fiscal year 2006. These uses of operating cash flow were partially offset by a $2.4 million reduction of accounts receivable at Apio that was a result of high revenues in the last month of fiscal year 2006 that were collected during the first quarter of fiscal year 2007.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the three months ended August 27, 2006 was $2.3 million compared to $1.6 million for the same period last year. The primary uses of cash for investing activities during the first quarter of fiscal year 2007 were for the purchase of $2.3 million of property and equipment primarily for the further expansion and automation of Apio’s value-added facility.
     Cash Flow from Financing Activities
     Net cash used in financing activities for the three months ended August 27, 2006 was $1.9 million compared to $574,000 for the same period last year. The cash used in financing activities during the first quarter of fiscal year 2007 was primarily used to pay off all of Apio’s long-term bank debt totaling $2.0 million.
     Capital Expenditures
     During the three months ended August 27, 2006, Landec began an expansion of Apio’s value added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $2.3 million of capital expenditures.
     Debt
     On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (7.08% at August 27, 2006). The revolving line of credit with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At August 27, 2006, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
     On August 29, 2006, Landec Ag amended its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. The interest rate on the revolving line of credit was reduced from prime plus 0.375% to prime minus 0.50% (7.75% at August 27, 2006). The line of credit contains certain restrictive covenants, which, among other things, restrict the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first quarter of fiscal year 2007. Landec has pledged substantially all of the assets of Landec Ag to secure the line of credit. At August 27, 2006, no amounts were outstanding under Landec Ag’s revolving line of credit.
     At August 27, 2006, Landec’s total debt, including current maturities and capital lease obligations, was $45,000 and the total debt to equity ratio was 0% as compared to 2% at May 28, 2006. This debt was comprised of capital lease obligations. The amount of debt outstanding on the Company’s revolving lines of credit fluctuates over time. Borrowings on Landec’s lines of credit are expected to vary with seasonal requirements of the Company’s businesses.

Contractual Obligation
     The Company’s material contractual obligations for the next five years and thereafter as of August 27, 2006, are as follows (in thousands):

	Due in Fiscal Year Ended May
		Remainder
Obligation	Total	of 2007	2008	2009	2010	2011	Thereafter
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Long-term Debt	—	—	—	—	—	—	—
Capital Leases	45	45	—	—	—	—	—
Operating Leases	2,060	753	737	444	123	3	—
Licensing Obligation	550	50	100	100	100	100	100
Purchase Commitments	563	563	—	—	—	—	—

Total	$3,218	$1,411	$837	$544	$223	$103	$100

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
Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
     In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, our direct marketer of hybrid corn seed, Landec Ag, has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in

March/April 2005 and June/July 2006 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our food and/or agricultural operations include:
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
Our International Operations and Sales May Expose Our Business to Additional Risks
     For the three months ended August 27, 2006, approximately 27% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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
Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
     During the first three months of fiscal year 2007, sales to our top five customers accounted for approximately 51% of our revenues, with our largest customers, Costco Wholesale Corp. accounting for approximately 21% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of August 27, 2006.

	Remainder
	of 2007	2008	2009	2010	2011	There-after	Total
Liabilities (in 000’s)
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate

Long term debt, including current portion
Fixed Rate	$45	$—	$—	$—	$—	$—	$45
Avg. Int. Rate	5.90%						5.90%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended August 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Title:

10.69+	Business Loan Agreement by and among Landec Ag, Inc., as Borrower, and Old National Bank, dated as of August 29, 2006.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION
By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 29, 2006

Exhibit Index

Exhibit
Number	Exhibit Title:

10.69+	Business Loan Agreement by and among Landec Ag, Inc., as Borrower, and Old National Bank, dated as of August 29, 2006.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.