Form 10-Q
period 2006-11-26
LANDEC CORP \CA\
filed 2007-01-05
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 26, 2006, or

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
Yes ☐      No ☑
As of December 19, 2006, there were 25,142,414 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q For the Fiscal Quarter Ended November 26, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 26,	May 28,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,751	$15,164
Accounts receivable, less allowance for doubtful accounts of $351 and $245 at November 26, 2006 and May 28, 2006	16,355	15,288
Accounts receivable, related party	368	561
Inventory	8,331	6,134
Notes and advances receivable	1,568	376
Notes receivable, related party	—	14
Prepaid expenses and other current assets	1,033	1,237
Assets held for sale (Note 12)	35,048	31,838

Total Current Assets	74,454	70,612
Property, plant and equipment, net	19,625	16,882
Goodwill, net	21,248	21,248
Trademarks, net	8,228	8,228
Notes receivable	525	631
Other assets	1,838	1,424

Total Assets	$125,918	$119,025

Current Liabilities:
Accounts payable	$13,072	12,443
Related party payables	79	533
Accrued compensation	1,823	2,764
Other accrued liabilities	1,995	1,968
Deferred revenue	440	811
Current maturities of long term debt	39	2,018
Liabilities assumed by buyer of FCD (Note 12)	20,298	11,668

Total Current Liabilities	37,746	32,205
Minority interest	1,602	1,771

Total Liabilities	39,348	33,976
Shareholders’ Equity:
Common stock and additional paid in capital, $0.001 par value; 50,000,000 shares authorized; 25,141,164 and 24,917,298 shares issued and outstanding at November 26, 2006 and May 28, 2006, respectively	127,687	126,288
Accumulated deficit	(41,117)	(41,239)

Total Shareholders’ Equity	86,570	85,049

Total Liabilities and Shareholders’ Equity	$125,918	$119,025

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2006	2005	2006	2005
Revenues:
Product sales	$53,584	$52,560	$103,631	$100,888
Services revenue, related party	831	922	1,674	2,093
License fees	681	172	881	294
Royalty revenues, related party	71	58	121	134
Research, development and royalty revenues	27	—	35	8

Total revenues	55,194	53,712	106,342	103,417
Cost of revenue:
Cost of product sales	45,557	44,861	88,845	85,706
Cost of product sales, related party	673	1,166	2,222	2,829
Cost of services revenue	688	596	1,442	1,203

Total cost of revenue	46,918	46,623	92,509	89,738
Gross profit	8,276	7,089	13,833	13,679
Operating costs and expenses:
Research and development	840	820	1,624	1,579
Selling, general and administrative	7,289	7,154	12,191	13,335

Total operating costs and expenses	8,129	7,974	13,815	14,914

Operating income (loss)	147	(885)	18	(1,235)
Interest income	177	130	413	250
Interest expense	(121)	(177)	(191)	(250)
Minority interest expense	(97)	(101)	(115)	(316)
Other income (expense)	2	(4)	(3)	(7)

Net income (loss)	$108	$(1,037)	$122	$(1,558)

Basic net income (loss) per share	$0.00	$(0.04)	$0.00	$(0.06)

Diluted net loss per share (Note 4)	$(0.00)	$(0.04)	$(0.01)	$(0.06)

Shares used in computing basic and diluted net loss per share	25,039	24,350	24,988	24,233

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 26,	November 27,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$122	$(1,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	1,529
Stock-based compensation expense	382	—
Loss on sale of property and equipment	29	16
Minority interest	123	316
Investment in unconsolidated business	(481)	—
Changes in current assets and current liabilities, net of effects of acquisition of assets of Heartland Hybrids, Inc.:
Accounts receivable, net	(532)	(2,562)
Inventory	(9,553)	(8,890)
Issuance of notes and advances receivable	(1,427)	(1,064)
Collection of notes and advances receivable	221	329
Prepaid expenses and other current assets	1	498
Accounts payable	1,920	(1,143)
Related party payables	(465)	(395)
Accrued compensation	(1,123)	282
Other accrued liabilities	(1)	120
Deferred revenue	2,248	2,511

Net cash used in operating activities	(6,770)	(10,011)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,651)	(1,533)
Purchase of marketable securities	—	(991)
Proceeds from maturities of marketable securities	—	2,959
Issuance of notes and advances receivable	(27)	(18)
Collection of notes and advances receivable	161	172
Acquisition of assets of Heartland Hybrids, Inc., net of cash acquired	(1,050)	(3,630)

Net cash used in investing activities	(5,567)	(3,041)

Cash flows from financing activities:
Proceeds from sale of common stock	1,017	501
Proceeds from the exercise of subsidiary options	10	—
Decrease in other assets	67	199
Borrowings on lines of credit	4,941	11,103
Payments on lines of credit	—	(3,831)
Payments on long term debt	(1,979)	(1,011)
Distributions to minority interest	(302)	(329)

Net cash provided by financing activities	3,754	6,632

Net decrease in cash and cash equivalents	(8,583)	(6,420)
Cash and cash equivalents at beginning of period, including FCD	20,519	12,871

Cash and cash equivalents at end of period, including FCD	11,936	6,451
Less: Cash included in assets held for sale	(185)	—

Cash and cash equivalents at end of period	$11,751	$6,451

Supplemental schedule of noncash operating activities:
Preferred stock received from investment in unconsolidated business	$481	$—

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company sells Intellicoat® coated seed products through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary.
     The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 26, 2006 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with U.S. accounting principles generally accepted have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
     The results of operations for the three and six months ended November 26, 2006 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, Fielder’s Choice Direct (FCD), Landec’s former direct sales and marketing seed company which was sold on December 1, 2006 (see Note 12) and Landec Ag realize virtually no revenues during the first six months of each fiscal year and therefore recognize substantial losses during the first half of Landec’s fiscal year.
Use of Estimates
     The preparation of financial statements in conformity with U.S. accounting principles generally accepted requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ materially from those estimates.
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
Investments
     Equity investments in non-public companies with no readily available market value are carried on the balance sheet at cost as adjusted for impairment losses, if any. If reductions in the market value of the investments to an amount that is below cost are deemed by management to be other than temporary, the reduction in market value will be realized, with the resulting loss in market value reflected on the income statement (see Note 2).
Goodwill and Other Intangibles
     The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the six months ended November 26, 2006, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of November 26, 2006.
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
Reclassifications
     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The assets of FCD and the liabilities assumed by the buyer of FCD have been reclassed in the accompanying Consolidated Balance Sheets (see Note 12).
2. License Agreements
     In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation. At that time Landec received cash and preferred stock in Aesthetic Sciences. As part of the original agreement, Landec was to receive additional shares upon the completion of a specific milestone. On November 22, 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. Landec currently has a 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and is recorded as licensing revenue in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.
3. Stock-Based Compensation
     On May 29, 2006, the Company adopted SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants and restricted stock unit awards (RSUs).
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s condensed consolidated financial statements as of November 27, 2005, and for the three and six months then-ended, were accounted for under the provisions of APB 25. In the three and six months ended November 26, 2006, the

Company recognized stock-based compensation expense of $136,000 and $382,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $42,000 and $75,000 for restricted stock unit awards and $94,000 and $307,000 for stock option grants, respectively.
     The following table summarizes the stock-based compensation by income statement line item:

	Three Months
	Ended	Six Months Ended
	November 26, 2006	November 26, 2006
Research and development	$23,000	$42,000
Sales, general and administrative	$113,000	$340,000

Total amortization of stock-based compensation	$136,000	$382,000
     The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating and recognizing the fair value of stock-based compensation arrangements to the straight-line, single-option method. Compensation expense for all stock option and restricted stock awards granted prior to May 29, 2006 will continue to be recognized using the straight-line, multiple-option method. In addition, SFAS 123R requires the estimation of the expected forfeitures of stock-based awards at the time of grant. As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. In the pro-forma information required under SFAS 123 for periods prior to May 29, 2006, the Company accounted for forfeitures as they occurred.
Valuation Assumptions
     As of November 26, 2006 and November 27, 2005, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	November 26,	November 27,	November 26,	November 27,
	2006	2005	2006	2005
Stock Option plan:
Risk-Free interest rate	—	4.23%	5.08%	4.11%
Dividend Yield	—	0%	0%	0%
Volatility	—	54%	51%	54%
Expected term in years	—	4.01	4.27	4.61

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months	Six Months
	Ended	Ended
	November 27,	November 27,
	2005	2005
Net loss	$(1,037)	$(1,558)
Deduct:
Stock-based employee expense determined under SFAS 123	(428)	(665)

Pro forma net loss	$(1,465)	$(2,223)

Basic and diluted net loss per share – as reported	$(0.04)	$(0.06)

Basic and diluted pro forma net loss per share	$(0.06)	$(0.09)

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and		Weighted
	Options	Number of	Average		Weighted
	Available	Restricted	Grant Date	Number of	Average
	for Grant	Shares	Fair Value	Stock Options	Exercise Price
Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85
Granted	(153,335)	38,335	$8.86	115,000	$8.86

Exercised	—	—	—	(207,368)	$4.51
Forfeited	—	—	—	(5,417)	$4.80

Balance at November 26, 2006	704,370	39,168	$8.83	3,019,731	$5.02

     The following table summarizes information concerning stock options outstanding and exercisable at November 26, 2006:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
Range of		Remaining	Average	Aggregate		Average
Exercise	Number of Shares	Contractual	Exercise	Intrinsic	Number of Shares	Exercise	Aggregate
Prices	Outstanding	Life	Price	Value	Exercisable	Price	Intrinsic Value
	(in years)	(in years)
$1.660 - $3.180	408,459	5.71	$2.61	$2,973,582	397,283	$2.61	$2,892,220
$3.250 - $3.400	414,850	3.78	$3.38	$2,700,674	412,349	$3.38	$2,684,392
$3.470 - $4.938	408,385	4.06	$4.30	$2,282,872	406,196	$4.31	$2,266,574
$5.000 - $5.000	641,128	1.09	$5.00	$3,135,116	641,128	$5.00	$3,135,116
$5.250 - $6.125	109,909	3.17	$5.83	$446,231	102,096	$5.84	$413,489
$6.130 - $6.130	308,000	5.58	$6.13	$1,158,080	214,250	$6.13	$805,580
$6.250 - $6.750	387,500	4.75	$6.66	$1,251,625	387,500	$6.66	$1,251,625
$6.790 - $8.860	341,500	7.46	$7.71	$744,470	265,798	$7.40	$661,830

$1.660 - $8.860	3,019,731	4.21	$5.02	$14,692,650	2,826,600	$4.90	$14,110,826
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.89 on November 24, 2006, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of November 26, 2006, was approximately 2.8 million shares. The aggregate intrinsic value of stock options exercised during the three and six months ended November 26, 2006, was $822,000 and $1.1 million, respectively.
Shares Subject to Vesting
     The following table summarizes the activity relating to unvested stock option grants and RSUs during the six month period ended November 26, 2006:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value	Shares	Value
Unvested at May 28, 2006	182,586	$2.43	833	$7.53
Granted	115,000	$4.05	38,335	$8.32
Vested/Awarded	(99,038)	$2.73	—	—
Forfeited	(5,417)	$4.80	—	—

Unvested at November 26, 2006	193,131	$3.18	39,168	$8.30
     As of November 26, 2006, there was $939,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.51 years.
     As of November 26, 2006 the Company has reserved 3.8 million shares of common stock for future issuance under its current and former stock plans.
4. Net Income Per Diluted Share
     The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	November 26,	November 26,
	2006	2006
Numerator:
Net income	$108	$122
Less: Minority interest income of subsidiary	(228)	(341)

Net loss for diluted net loss per share	$(120)	$(219)

Denominator:
Weighted average shares for diluted net loss per share	25,039	24,988

Diluted net loss per share	$(0.00)	$(0.01)
     For the three months ended November 26, 2006 and November 27, 2005, the computation of the diluted net loss per share excludes the impact of options to purchase 1,446,608 shares and 1,647,824 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
     For the six months ended November 26, 2006 and November 27, 2005, the computation of the diluted net loss per share excludes the impact of options to purchase 1,412,325 shares and 1,833,452 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5. Debt
     On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. The interest rate on the revolving line of credit was reduced from prime plus 0.375% to prime minus 0.50% (7.75% at November 26, 2006). The line of credit contained certain restrictive covenants, which, among other things, restricted the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first six months of fiscal year 2007. Landec had pledged substantially all of the assets of Landec Ag to secure the line of credit. At November 26, 2006, $4.9 million was outstanding under Landec Ag’s revolving line of credit. In conjunction with the sale of FCD to American Seeds, Inc. (ASI) on December 1, 2006 (see Note 12) Landec Ag’s line of credit was paid in full and subsequently terminated.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 26,	May 28,
	2006	2006
Raw material	$6,148	$3,764
Finished goods	2,183	2,193
Work in process	—	177

Total	$8,331	$6,134

7. Related Party
     Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC (formerly known as Apio Fresh) for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable, and the note receivable from advances for ground lease payments, and crop and harvesting costs are classified as related party in the accompanying financial statements as of November 26, 2006 and May 28, 2006 and for the three and six months ended November 26, 2006 and November 27, 2005.
     Apio leases, for approximately $535,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and six months ended November 26, 2006 the Company subleased all of the land leased from the Apio CEO and received sublease income of $121,000 and $232,000, respectively, which is equal to the amount the Company paid to lease that land for the period.
     Apio’s domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During the three and six months ended November 26, 2006, the Company recognized revenues of $16,000 and $21,000, respectively, from the sale of products to Beachside Produce and royalty revenue of $71,000 and $121,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of November 26, 2006 and May 28, 2006.
     In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of November 26, 2006 and May 28, 2006 is $205,000 and $237,000, respectively, owed to the Apio CEO.

     All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
8. Insurance Settlement
     On August 25, 2006 the Company received a cash payment of $1.6 million from the settlement of insurance claims associated with a fire that occurred at its Dock Resins facility in February 2000. The settlement resulted in the Company recording a reduction to selling, general and administrative expenses of $1.3 million, net of expenses, during the Company’s first quarter of fiscal year 2007. In addition, $381,000 had been placed in escrow pending the outcome of certain disputed professional fees. In September 2006, the Company resolved the fee dispute and paid professional fees of $227,000 from the escrow and received the balance of $154,000 which the Company recorded as a reduction to selling, general and administrative expenses during the three months ended November 26, 2006.
9. Comprehensive Income (Loss)
     The comprehensive net income (loss) of Landec is the same as the net income (loss).
10. Shareholders’ Equity
     During the three and six months ended November 26, 2006, 152,972 and 223,866 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans and the Company’s former Employee Stock Purchase Plan.

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
Operations by Business Segment (in thousands):

		Agricultural
	Food Products	Seed	Corporate
Three months ended November 26, 2006	Technology	Technology	and Other	TOTAL
Net revenues	$54,469	$17	$708	$55,194
International sales	$17,964	$—	$—	$17,964
Gross profit	$7,641	$(73)	$708	$8,276
Net income (loss)	$3,329	$(3,558)	$337	$108
Interest expense	$4	$117	$—	$121
Interest income	$153	$4	$20	$177
Depreciation and amortization	$660	$194	$25	$879

Three months ended November 27, 2005
Net revenues	$53,403	$20	$289	$53,712
International sales	$19,921	$—	$—	$19,921
Gross profit	$6,869	$19	$201	$7,089
Net income (loss)	$2,398	$(3,188)	$(247)	$(1,037)
Interest expense	$75	$101	$1	$177
Interest income	$109	$14	$7	$130
Depreciation and amortization	$624	$173	$23	$820

Six months ended November 26, 2006
Net revenues	$105,295	$131	$916	$106,342
International sales	$31,774	$—	$—	$31,774
Gross profit	$12,995	$(78)	$916	$13,833
Net income (loss)	$5,051	$(6,447)	$1,518	$122
Interest expense	$74	$117	$—	$191
Interest income	$345	$45	$23	$413
Depreciation and amortization	$1,332	$383	$51	$1,766

Six months ended November 27, 2005
Net revenues	$102,901	$20	$496	$103,417
International sales	$36,642	$—	$—	$36,642
Gross profit	$13,330	$19	$330	$13,679
Net income (loss)	$4,282	$(5,313)	$(527)	$(1,558)
Interest expense	$148	$101	$1	$250
Interest income	$198	$26	$26	$250
Depreciation and amortization	$1,200	$279	$50	$1,529
     During the six months ended November 26, 2006 and November 27, 2005, sales to the Company’s top five customers accounted for approximately 50% and 47%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 20% and 15%, respectively, and Pomina Enterprise Co. LTD, accounting for approximately 9% and 11%, respectively of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

12. Subsequent Events
     On December 1, 2006, Landec sold its direct marketing and sales seed company Fielder’s Choice Direct (FCD), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Company. The acquisition price for FCD was $50 million in cash paid at the close with an additional earn-out amount of up to $5 million based on FCD results for the twelve months ended May 31, 2007. Landec will record during its fiscal third quarter income from the sale, net of expenses and estimated taxes, of approximately $20 million to $21 million. The income, before expenses and estimated taxes, that will be recorded is equal to the difference between the fair value of FCD and its net book value. In accordance with generally accepted accounting principles, any portion of the $50 million of proceeds in excess of the fair value of FCD will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement. The determination of fair value was performed by management using the services of an independent appraiser. Based on the appraisal, it was determined that the fair market value of FCD was $40 million which is $10 million less than the $50 million received at close. Therefore, the $10 million will be recognized as revenue and income ratably over the term of the technology license agreement or $2 million per year.
     On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement with Monsanto Company for the use of Landec’s Intellicoat polymer seed coating technology. In addition, Monsanto will pay all operating costs, including research and development funding, over the term of the agreement. This agreement provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the agreement or a fee payable to Landec of $8 million if Monsanto elects to buyout the technology. Accordingly, if the agreement is eventually terminated, Landec will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to buyout the licensed technology. The minimum guaranteed payments will result in Landec recognizing revenue and operating income of $3.4 million per year for five years. If Monsanto elects to purchase the technology, an additional $4 million of license fee revenue will be recognized at the time of payment.
     If the purchase option is exercised before the fifth anniversary of the Intellicoat agreement, all annual license fees and supply payments that have not been paid to Landec will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.
     In exchange for the annual payments, Monsanto receives (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Intellicoat agreement. In addition, Monsanto will fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period.
     In conjunction with the sale of FCD, Landec purchased all of the outstanding common stock and options of Landec Ag not owned by Landec at the fair market value of each share of Landec Ag as if all options had been exercised as of December 1, 2006. As a result, Landec paid $7.3 million of the proceeds from the sale of FCD to purchase all of the common stock and options of Landec Ag not owned by Landec. After the purchase, Landec Ag became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this purchase will not result in an expense to the Company because all of the stock and options purchased were fully vested at the time of the purchase and were purchased for fair value on the date of the purchase.
     FCD revenues for the three and six months ended November 26, 2006 and November 27, 2005 were $131,000 and $20,000, respectively. The net losses for FCD for the three and six months ended November 26, 2006 and November 27, 2005 were $6.0 million and $4.8 million, respectively. FCD had cash balances at November 26, 2006 and May 28, 2006 of $185,000 and $5.4 million, respectively.

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
     Accounting for Stock-Based Compensation
     Effective May 29, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in SFAS No. 123(R). Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the variables necessary to determine the fair value of awards granted. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.
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
     Landec has historically had two core businesses – Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see Note 11 of Notes to Consolidated Financial Statements).

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
     Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc., (“Landec Ag”) and combines our proprietary Intellicoat® seed coating technology with our unique e-commerce, direct marketing and consultative selling capabilities which we obtained when we acquired Fielder’s Choice Direct (“FCD”). FCD was sold to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Corporation, on December 1, 2006 (see Note 12 of Notes to Consolidated Financial Statements).
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
Description of Core Business
     Landec has historically participated in two core business segments– Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.
Food Products Technology Business
     The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry. Our proprietary packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products. In 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology, distributes products to the top U.S. retail grocery chains, major club stores and the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.
     Based in Guadalupe, California, Apio, when acquired in 1999, consisted of two major businesses – first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay® packaging.

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
     There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:
•	Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart® brand and other brands for its fresh-cut and whole value-added products. As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

•	Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

•	Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 96,000 square foot value-added processing plant, which was recently expanded from 60,000 square feet, is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•	Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•	Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced 21 new products.
Agricultural Seed Technology Business
     Following the sale of FCD, Landec Ag’s strategy is to work closely with Monsanto to further develop its patented, functional polymer coating technology that can be broadly sold and/or licensed to the seed industry. In accordance with its license, supply and R&D agreement with Monsanto, Landec Ag is currently focused on commercializing products for the corn and soybean markets and then plans to broaden its applications to other seed crops.
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
     In 2003, Landec Ag commercialized Early Plant® corn by selling the product directly to farmers through the Fielder’s Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2006, nine seed companies offered Intellicoat on their hybrid seed corn offerings.
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
Results of Operations
     Revenues (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/26/06	ended 11/27/05	Change	ended 11/26/06	ended 11/27/05	Change

Apio Value Added	$35,812	$30,479	17%	$70,842	$60,136	18%
Apio Tech	41	83	(51%)	54	87	(38%)

Technology Subtotal	35,853	30,562	17%	70,896	60,223	18%
Apio Trading	18,616	22,841	(18%)	34,399	42,678	(19%)

Total Apio	54,469	53,403	2%	105,295	102,901	2%
Landec Ag	17	20	(15%)	131	20	555%
Corporate	708	289	145%	916	496	85%

Total Revenues	$55,194	$53,712	3%	$106,342	$103,417	3%
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
     The increase in Apio’s value-added revenues for the three and six months ended November 26, 2006 compared to the same periods last year is due to increased product offerings, increased sales to existing customers, the addition of new customers and product mix changes to higher priced products. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 16% and 19%, respectively, during the three and six months ended November 26, 2006 compared to the same periods last year. In addition, sales of Apio’s value-added vegetable tray products grew 24% and 23%, respectively, during the three and six months ended November

26, 2006 compared to the same periods last year. Overall value-added unit sales volume increased 15% during the second quarter of fiscal year 2006 compared to the same period last year and 16% for the six months ended November 26, 2006 compared to the same period of the prior year.
     Apio Tech
     Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. Virtually all of the revenues currently generated from Apio Tech are revenues derived from our banana packaging program with Chiquita.
     The decrease in revenues at Apio Tech during the three and six months ended November 26, 2006 compared to the same periods last year was not material to consolidated Landec revenues.
     Apio Trading
     Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically. The export portion of trading revenues for the three and six months ended November 26, 2006 were $18.0 million and $31.8 million, or 96% and 92%, respectively, of total trading revenues.
     The decrease in revenues in Apio’s trading business for the three and six months ended November 26, 2006 compared to the same periods last year was primarily due to decreases of 78% and 56%, respectively, in domestic buy/sell commodity sales. In addition, export revenues decreased 10% and 13%, for the three and six months ended November 26, 2006, due to unit volume decreases of 18% and 21%, respectively. Export volume decreases were partially offset by a mix shift to higher valued products.
     Landec Ag
     Landec Ag revenues have historically consisted of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of hybrid seed corn and soybeans under the Heartland Hybrids® brand (these brands and the related assets were sold to ASI on December 1, 2006, see Note 12 of Notes to Consolidated Financial Statements) and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Virtually all of Landec Ag’s revenues are generated during the Company’s third and fourth quarters.
     The change in revenues at Landec Ag during the three and six months ended November 26, 2006 compared to the same periods last year was not material to consolidated Landec revenues.
     Corporate
     Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.
     The increase in Corporate revenues for the three and six months ended November 26, 2006 compared to the same periods of the prior year was not material to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months	Three months		Six months	Six months
	ended 11/26/06	ended 11/27/05	Change	ended 11/26/06	ended 11/27/05	Change

Apio Value Added	$6,420	$5,488	17%	$10,943	$11,002	(1%)
Apio Tech	16	60	(73%)	20	62	(68%)

Technology Subtotal	6,436	5,548	16%	10,963	11,064	(1%)
Apio Trading	1,205	1,321	(9%)	2,032	2,266	(10%)

Total Apio	7,641	6,869	11%	12,995	13,330	(3%)
Landec Ag	(73)	19	N/M	(78)	19	N/M
Corporate	708	201	252%	916	330	178%

Total Gross Profit	$8,276	$7,089	17%	$13,833	$13,679	1%
General
     There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. accounting principles generally accepted. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three and six months ended November 26, 2006, compared to the same periods last year as outlined in the table above.
     Apio Value-Added
     The increase in gross profits for Apio’s value-added specialty packaged vegetable business for the three months ended November 26, 2006 compared to the same period last year was due to an increase in value-added sales which increased 17% during the quarter. The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the six months ended November 26, 2006 compared to the same period last year was primarily due to the increased costs for raw materials in the first quarter of fiscal year 2007 compared to the first quarter of last year which was attributable to weather related shortages of contracted product which required Apio to procure supplemental product on the open market at costs significantly above contracted prices. The increase in raw material costs was almost completely offset by an increase in revenues of 18% during the first six months of fiscal year 2007 compared to the first six months of last year and by changes in product mix to higher margin products coupled with improved operational efficiencies.
     Apio Trading
     Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profits during the three and six months ended November 26, 2006 compared to the same periods last year was primarily due to decreased trading revenues of 18% and 19%, respectively. The decreases in gross profits due to lower revenues were partially offset by a shift during the first half of fiscal year 2007 to higher margin export products from lower margin domestic commodity products compared to the first half of last year.
     Apio Tech and Landec Ag
     The change in gross profits for Apio Tech and Landec Ag for the three and six months ended November 26, 2006 compared to the same periods last year was not material to consolidated Landec gross profits.

     Corporate
     The increase in gross profits for Corporate for the three and six months ended November 26, 2006 compared to the same periods last year was primarily due to $481,000 in revenues recognized from the receipt of 800,000 shares of preferred stock in Aesthetic Sciences Corporation, an unconsolidated subsidiary, in November 2006.
Operating Expenses (in thousands):

	Three months	Three months ended		Six months	Six months
	ended 11/26/06	11/27/05	Change	ended 11/26/06	ended 11/27/05	Change

Research and Development:
Apio	$323	$275	17%	$563	$541	4%
Landec Ag	129	154	(16%)	265	307	(14%)
Corporate	388	391	(1%)	796	731	9%

Total R&D	$840	$820	2%	$1,624	$1,579	3%

Selling, General and Administrative:
Apio	$3,343	$3,497	(4%)	$6,134	$6,918	(11%)
Landec Ag	2,769	2,587	7%	5,094	4,216	21%
Corporate	1,177	1,070	10%	963	2,201	(56%)

Total S,G&A	$7,289	$7,154	2%	$12,191	$13,335	(9%)
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
     The increase in research and development expenses for the three months and six months ended November 26, 2006 compared to the same periods last year was not material.
     Selling, General and Administrative
     Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.
     The increase in selling, general and administrative expenses for the three months ended November 26, 2006 compared to the same period last year was not material. The decrease in selling, general and administrative expenses for the six months ended November 26, 2006 compared to the same period last year was primarily due to new packaging design and marketing related costs that were incurred at Apio during the first quarter of fiscal year 2006 and the recording of the net proceeds of $1.5 million from the insurance settlement (see Note 8 of Notes to Consolidated Financial Statements) to Corporate selling, general and administrative expenses during the first six months of fiscal year 2007. These decreases were partially offset by $1.2 million of selling, general and administrative costs incurred at Heartland Hybrids during the first six months this year compared to $529,000 during the first six months last year because Heartland Hybrids was not acquired until the beginning of Landec’s second fiscal quarter in fiscal year 2006.

Other (in thousands):

	Three months	Three months ended		Six months	Six months
	ended 11/26/06	11/27/05	Change	ended 11/26/06	ended 11/27/05	Change

Interest Income	$177	$130	36%	$413	$250	65%
Interest Expense	(121)	(177)	(32%)	(191)	(250)	(24%)
Minority Int. Exp.	(97)	(101)	(4%)	(115)	(316)	(64%)
Other Income (Exp.)	2	(4)	N/M	(3)	(7)	(57%)

Total Other	$(39)	$(152)	(74%)	$104	$(323)	(132%)
     Interest Income
     The increase in interest income for the three and six month periods ended November 26, 2006 compared to the same periods last year was due to the increase in cash available for investing and higher interest rates on the cash invested.
     Interest Expense
     The decrease in interest expense during the three and six months ended November 26, 2006 compared to the same periods last year was due to the Company’s reduction of debt.
     Minority Interest Expense
     The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.
     The decrease in the minority interest for the three months ended November 26, 2006 compared to the same period of last year was not material. The decrease in the minority interest for the six months ended November 26, 2006 was due to non-recurring gains for Apio Cooling during the first quarter of fiscal year 2006.
     Other Expense
     Other consists of non-operating income and expenses.
Liquidity and Capital Resources
     As of November 26, 2006, the Company, including FCD, had cash and cash equivalents of $11.9 million, a net decrease of $8.6 million from $20.5 million at May 28, 2006.
     Cash Flow from Operating Activities
     Landec used $6.8 million of cash flow in operating activities during the six months ended November 26, 2006 compared to using $10.0 million from operating activities for the six months ended November 27, 2005. The primary source of cash during the six months ended November 26, 2006 was an increase in deferred revenue of $2.2 million as a result of cash deposits for future seed corn shipments. The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of $7.4 million and an increase in inventory at Apio of $2.2 million primarily related to increased seasonal raw material requirements for Apio’s value added business.
     Cash Flow from Investing Activities
     Net cash used in investing activities for the six months ended November 26, 2006 was $5.6 million compared to $3.0 million for the same period last year. The primary uses of cash for investing activities during the first six months of fiscal year 2007 were from the purchase of $4.7 million of property, plant and equipment primarily for the further expansion and automation of Apio’s value-added facility.
     Cash Flow from Financing Activities

     Net cash provided by financing activities for the six months ended November 26, 2006 was $3.8 million compared to $6.6 million for the same period last year. The cash provided by financing activities during the first six months of fiscal year 2007 was primarily due to net borrowings under Landec Ag’s line of credit of $4.9 million for the purchase of seed corn and $1.0 million of cash received from employees exercising their stock options. The cash used in financing activities during the first quarter of fiscal year 2007 was primarily used to pay off all of Apio’s long-term bank debt totaling $2.0 million.
     Capital Expenditures
     During the six months ended November 26, 2006, Landec expanded Apio’s value added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $4.7 million of capital expenditures.
     Debt
     On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (7.07% at November 26, 2006). The revolving line of credit with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At November 26, 2006, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.
     On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. The interest rate on the revolving line of credit was reduced from prime plus 0.375% to prime minus 0.50% (7.75% at November 26, 2006). The line of credit contained certain restrictive covenants, which, among other things, restricted the ability of Landec Ag to make payments on debt owed by Landec Ag to Landec. Landec Ag was in compliance with all of the loan covenants during the first six months of fiscal year 2007. Landec had pledged substantially all of the assets of Landec Ag to secure the line of credit. At November 26, 2006, $4.9 million was outstanding under Landec Ag’s revolving line of credit. In conjunction with the sale of FCD to ASI on December 1, 2006 (see Note 12 of Notes to Consolidated Financial Statements) Landec Ag’s line of credit was paid in full and subsequently terminated.
     At November 26, 2006, Landec’s total debt, including current maturities and capital lease obligations, was $39,000 and the total debt to equity ratio was 0% as compared to 2% at May 28, 2006. This debt was comprised of capital lease obligations.
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

     Landec believes that its debt facilities, cash from operations, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements for the foreseeable future.
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
Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
     In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, Landec Ag has been the primary source of these fluctuations, as its revenues and profits are concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in March/April 2005 and June/July 2006 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our food and/or agricultural operations include:
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
Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials
     We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. We may not be able to procure comparable materials at similar prices and terms within a reasonable time. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers and substrate materials for our breathable membrane products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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
Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs
     Our Food Products business is subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.
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

Our International Operations and Sales May Expose Our Business to Additional Risks
     For the six months ended November 26, 2006, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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
Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
     During the first six months of fiscal year 2007, sales to our top five customers accounted for approximately 50% of our revenues, with our largest customers, Costco Wholesale Corp. accounting for approximately 20% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of November 26, 2006.

	Remainder					There-
	of 2007	2008	2009	2010	2011	after	Total
Liabilities (in 000’s)
Lines of Credit	$4,941	$—	$—	$—	$—	$—	$4,941
Avg. Int. Rate	7.75%						7.75%

Long term debt, including current portion
Fixed Rate	$39	$—	$—	$—	$—	$—	$39
Avg. Int. Rate	5.90%						5.90%
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended November 26, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on October 12, 2006 the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Withheld
1.	Four Class I directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:
	Frederick Frank	21,719,268	285,203
	Stephen E. Halprin	21,668,489	335,982
	Richard S. Schneider, Ph.D.	21,666,573	337,898
	Kenneth E. Jones	21,718,583	285,888
	The Class II directors were not up for election at the Annual Meeting. The four current Class II directors, Gary T. Steele, Nicholas Tompkins, Duke Bristow, Ph.D. and Robert Tobin will serve as Class II directors until the next Annual Meeting, when their successors will be elected and qualified.

		Voted	Voted
		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2007 fiscal year.	21,901,057	91,245	12,169

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

Date: January 5, 2007

Exhibit Index

Exhibit
Number	Exhibit Title:

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.