Form 10-Q
period 2007-02-25
LANDEC CORP \CA\
filed 2007-03-30
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 25, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 19, 2007, there were 25,587,377 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q for the Fiscal Quarter Ended February 25, 2007

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
	February 25, 2007	May 28, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,298	$15,164
Accounts receivable, less allowance for doubtful accounts of $242 and $245 at February 25, 2007 and May 28, 2006	16,322	15,288
Accounts receivable, related party	625	561
Inventories, net	5,819	6,134
Notes and advances receivable	763	376
Notes receivable, related party	—	14
Prepaid expenses and other current assets	1,645	1,237
Assets held for sale (Note 2)	—	31,838
Total Current Assets	83,472	70,612

Property, plant and equipment, net	20,164	16,882
Goodwill, net	21,401	21,248
Trademarks, net	8,228	8,228
Notes receivable	391	631
Other assets	2,035	1,424
Total Assets	$135,691	$119,025

Current Liabilities:
Accounts payable	10,246	12,443
Related party payables	118	533
Income taxes payable	2,090	—
Accrued compensation	2,920	2,764
Other accrued liabilities	1,392	1,968
Deferred revenue	4,034	811
Current maturities of long term debt	34	2,018
Liabilities assumed by buyer of FCD (Note 2)	—	11,668
Total Current Liabilities	20,834	32,205

Deferred revenue	7,500	—
Minority interest	1,638	1,771
Total Liabilities	29,972	33,976

Shareholders’ Equity:
Common stock and additional paid in capital, $0.001 par value; 50,000,000 shares authorized; 25,527,377 and 24,917,298 shares issued and outstanding at February 25, 2007 and May 28, 2006, respectively	129,474	126,288
Accumulated deficit	(23,755)	(41,239)
Total Shareholders’ Equity	105,719	85,049
Total Liabilities and Shareholders’ Equity	$135,691	$119,025

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2007	2006	2007	2006
Revenues:
Product sales	$50,148	$55,170	$153,779	$156,058
Services revenue, related party	826	690	2,500	2,783
License fees	1,550	1,321	2,431	1,616
Royalty revenues, related party	69	54	190	187
Research, development and royalty revenues	362	14	397	22
Total revenues	52,955	57,249	159,297	160,666

Cost of revenue:
Cost of product sales	43,017	44,697	131,862	130,404
Cost of product sales, related party	200	714	2,422	3,543
Cost of services revenue	648	422	2,090	1,624
Total cost of revenue	43,865	45,833	136,374	135,571

Gross profit	9,090	11,416	22,923	25,095

Operating costs and expenses:
Research and development	663	701	2,287	2,280
Selling, general and administrative	4,839	7,195	17,030	20,530
Income from sale of FCD (Note 2)	(22,690)	—	(22,690)	—
Total operating costs and expenses	(17,188)	7,896	(3,373)	22,810
Operating income	26,278	3,520	26,296	2,285

Interest income	662	145	1,075	395
Interest expense	(57)	(112)	(248)	(362)
Minority interest expense	(137)	(80)	(252)	(397)
Other income (expense)	—	41	(2)	36
Net income before taxes	26,746	3,514	26,869	1,957
Income tax expense (Note 2)	(2,101)	—	(2,101)	—
Net income	$24,645	$3,514	$24,768	$1,957

Basic net income per share	$0.97	$0.14	$0.99	$0.08

Diluted net income per share (Note 5)	$0.92	$0.13	$0.92	$0.06

Shares used in per share computation
Basic	25,317	24,849	25,098	24,438
Diluted	26,627	25,719	26,433	25,315

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	February 25,	February 26,
	2007	2006
Cash flows from operating activities:
Net income	$24,768	$1,957
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,542	2,336
Gain on sale of FCD (Note 2)	(24,608)	—
Stock-based compensation expense	504	—
Loss (gain) on sale of property and equipment	38	(129)
Minority interest	252	397
Investment in unconsolidated business	(481)	(900)
Changes in current assets and current liabilities, net of effects of acquisition of assets of Heartland Hybrids, Inc.:
Accounts receivable, net	972	2,976
Inventories, net	(7,752)	(10,064)
Issuance of notes and advances receivable	(1,995)	(1,531)
Collection of notes and advances receivable	1,629	1,472
Prepaid expenses and other current assets	(597)	192
Accounts payable	(6,884)	(4,650)
Related party payables	(415)	(699)
Income taxes payable	2,090	—
Accrued compensation	(111)	506
Other accrued liabilities	(578)	(93)
Deferred revenue	3,643	16,484
Net cash (used in) provided by operating activities	(6,983)	8,254

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,953)	(2,359)
Purchase of marketable securities	—	(991)
Proceeds from maturities of marketable securities	—	2,959
Issuance of notes and advances receivable	(29)	(425)
Collection of notes and advances receivable	262	223
Proceeds from sale of property and equipment	—	1,350
Net proceeds from sale of FCD (Note 2)	49,462	—
Acquisition of assets, net of cash acquired	(1,217)	(3,630)
Net cash provided by (used in) investing activities	42,525	(2,873)

Cash flows from financing activities:
Proceeds from sale of common stock	2,682	3,109
Repurchase of subsidiary’s common stock and options	(7,371)	—
(Increase) decrease in other assets	(130)	98
Borrowings on lines of credit	9,338	14,904
Payments on lines of credit	—	(14,904)
Payments on long term debt	(1,984)	(1,050)
Distributions to minority interest	(298)	(314)
Net cash provided by financing activities	2,237	1,843
Net increase in cash and cash equivalents	37,779	7,224
Cash and cash equivalents at beginning of period	20,519	12,871
Cash and cash equivalents at end of period	$58,298	$20,095
Supplemental schedule of noncash operating activities:
Preferred stock received from investment in unconsolidated business	$481	$900

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 25, 2007 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with U.S. accounting principles generally accepted have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

The results of operations for the three and nine months ended February 25, 2007 are not necessarily indicative of the results that may be expected for an entire fiscal year. For instance, due to the cyclical nature of the corn seed industry, Fielder’s Choice Direct (FCD), Landec’s former direct sales and marketing seed company that was sold on December 1, 2006 (see Note 2) and which comprised over 95% of Landec Ag revenues, realized virtually no revenues during the first six months of each fiscal year and therefore recognized substantial losses during the first half of Landec’s fiscal year. Landec Ag recorded non-recurring operating losses of $5.8 million from the beginning of fiscal year 2007 through the FCD sales date of December 1, 2006.

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

Investments

Equity investments in non-public companies with no readily available market value are carried on the balance sheet at cost and adjusted for impairment losses, if any. If reductions in the market value of the investments to an amount that is below cost are deemed by management to be other than temporary, the reduction in market value will be realized, with the resulting loss in market value reflected on the income statement (see Note 3).

Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the nine months ended February 25, 2007, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The fair value was determined by management with the assistance of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of February 25, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. For comparability purposes, the assets of FCD and the liabilities assumed by the buyer of FCD have been reclassed as of May 28, 2006 in the accompanying Consolidated Balance Sheets (see Note 2).

2. Sale of Fielder’s Choice Direct and License Agreement

On December 1, 2006, Landec sold its direct marketing and sales seed company FCD, which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Company. The acquisition price for FCD was $50 million in cash paid at the close with an additional earn-out amount of up to $5 million based on FCD results for the twelve months ended May 31, 2007. During the third fiscal quarter Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management with the assistance of an independent appraiser.

The following summarizes sales proceeds allocated to the technology license agreement and the net income from sale of FCD (in thousands):

Cash received at close	$50,000
Fair market value of FCD	40,000
Proceeds allocated to technology license agreement (1)	$10,000

Fair market value of FCD	$40,000
Less: Cost basis of assets sold net of liabilities assumed	(14,856)
Less: Direct expenses of sale	(536)
Net gain from sale of FCD	24,608
Less: Bonuses paid to employees as a result of the sale	(1,918)
Income from sale of FCD	$22,690

(1) Represents a deferred gain at the closing date which will be recognized as revenue over 5 years as described below.

As a result of the sale of FCD, the Company currently estimates that it will record an income tax expense of $2.4 million in fiscal year 2007, of which $2.1 million was recorded in the third fiscal quarter for state income taxes and federal AMT.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto Company for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the three and nine months ended February 25, 2007, Landec recognized $1.35 million in revenues and income from the Agreement.

The Agreement also provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the agreement or $8 million if Monsanto elects to buyout the technology. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to buyout the licensed technology. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012.

If Monsanto elects to purchase the technology, an additional $4 million of license fee revenue will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

In conjunction with the sale of FCD, Landec purchased all of the outstanding common stock and options of Landec Ag not owned by Landec at the fair market value of each share as if all options had been exercised as of December 1, 2006. The fair market value was $7.4 million which was funded with proceeds from the sale of FCD. After the purchase, Landec Ag became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this purchase did not result in additional compensation expense to the Company as all of the stock and options purchased were fully vested at the time of the purchase and the consideration paid was equal to the fair value on the date of the purchase. The purchase of Landec Ag’s outstanding common stock and options was recorded to retained earnings.

Excluding the $1.35 million in revenues from the Agreement, Landec Ag revenues for the three months ended February 25, 2007 and February 26, 2006 were zero and $8.4 million, respectively and for the nine months ended February 25, 2007 and February 26, 2006 revenues were $131,000 and $8.4 million, respectively. The net operating losses for Landec Ag, excluding the income from the sale of FCD and the $1.35 million in license fees from the Agreement, for the three months ended February 25, 2007 and February 26, 2006 were $328,000 and $120,000, respectively and for the nine months ended February 25, 2007 and February 26, 2006 were $5.8 million and $4.9 million, respectively. Landec Ag had cash balances at May 28, 2006 of $5.4 million.

3. Other License Agreement

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation. At that time Landec received cash and preferred stock in Aesthetic Sciences. As part of the original agreement, Landec was to receive additional shares upon the completion of a specific milestone. On November 22, 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. Landec currently has a 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and is recorded as licensing revenue for the nine months ended February 25, 2007 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s condensed consolidated financial statements as of February 26, 2006, and for the three and nine months then-ended, were accounted for under the provisions of APB 25. In the three and nine months ended February 25, 2007, the Company recognized stock-based compensation expense of $122,000 and $504,000, respectively, which included $42,000 and $117,000 for restricted stock unit awards and $80,000 and $387,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 25, 2007	Nine Months Ended February 25, 2007
Research and development	$20,000	$62,000
Sales, general and administrative	$102,000	$442,000
Total stock-based compensation expense	$122,000	$504,000

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating and recognizing the fair value of stock-based compensation arrangements to the straight-line, single-option method. Compensation expense for all stock option and restricted stock awards granted prior to May 29, 2006 will continue to be recognized using the straight-line, multiple-option method. In addition, SFAS 123R requires the estimation of the expected forfeitures of stock-based awards at the time of grant. As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. In the pro-forma information required under SFAS 123R for periods prior to May 29, 2006, the Company accounted for forfeitures as they occurred.

Valuation Assumptions

As of February 25, 2007 and February 26, 2006, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	February 25,	February 26,	February 25,	February 26,
	2007	2006	2007	2006
Stock Option plan:
Risk-Free interest rate	—	4.52%	5.08%	4.21%
Dividend Yield	—	0%	0%	0%
Volatility	—	53%	51%	53%
Expected term in years	—	4.82	4.27	4.82

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Three Months Ended February 26, 2006	Nine Months Ended February 26, 2006
Net income	$3,514	$1,957
Deduct:
Stock-based employee expense determined under SFAS 123	(230)	(894)
Pro forma net loss	$3,284	$1,063

Basic net income per share - as reported	$0.14	$0.08
Diluted net income per share - as reported	$0.13	$0.06
Basic pro forma net income per share	$0.13	$0.04
Diluted pro forma net income per share	$0.12	$0.03

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85
Granted	(153,335)	38,335	$8.86	115,000	$8.86
Exercised	—	—	—	(594,734)	$4.41
Forfeited	—	—	—	(5,417)	$4.80
Balance at February 25, 2007	704,370	39,168	$8.83	2,632,365	$5.12

The following table summarizes information concerning stock options outstanding and exercisable at February 25, 2007:

		Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares Outstanding		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in years)
$ 1.660 - $3.180	1	1	307,043	5.34	$2.82	$ 3,365,191	304,542	$2.81	$ 3,340,826
$ 3.250 - $3.375			286,350	3.86	$3.37	$ 2,980,904	284,787	$3.37	$ 2,964,633
$ 3.400 - $3.800			282,885	3.92	$3.56	$ 2,891,085	281,634	$3.56	$ 2,878,300
$ 4.094 - $4.938			179,500	2.83	$4.86	$ 1,601,140	179,500	$4.86	$ 1,601,140
$ 5.000 - $5.000			528,128	0.86	$5.00	$ 4,636,964	528,128	$5.00	$ 4,636,964
$ 5.340 - $6.130			361,459	4.78	$6.09	$ 2,779,620	270,209	$6.08	$ 2,080,609
$ 6.450 - $6.750			352,500	4.81	$6.67	$ 2,506,275	352,500	$6.67	$ 2,506,275
$ 6.790 - $8.860			334,500	7.21	$7.73	$ 2,023,725	266,859	$7.45	$ 1,689,218
$ 1.660 - $8.860			2,632,365	4.05	$5.12	$22,784,904	2,468,159	$4.99	$21,697,965

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.78 on February 23, 2007, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of February 25, 2007, was approximately 2.5 million shares. The aggregate intrinsic value of stock options exercised during the three and nine months ended February 25, 2007, was $2.8 million and $3.9 million, respectively.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the nine month period ended February 25, 2007:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 28, 2006	182,586	$2.43	833	$7.53
Granted	115,000	$ 4.05	38,335	$ 8.32
Vested/Awarded	(127,963)	$ 3.00	—	—
Forfeited	(5,417)	$ 4.80	—	—
Unvested at February 25, 2007	164,206	$3.04	39,168	$8.30

As of February 25, 2007, there was $818,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.39 years.

As of February 25, 2007 the Company has reserved 3.4 million shares of common stock for future issuance under its current and former stock plans.

5. Net Income Per Diluted Share

The following table sets forth the computation of diluted net income (in thousands, except per share amounts):

	Three Months Ended February 25, 2007	Three Months Ended February 26, 2006	Nine Months Ended February 25, 2007	Nine Months Ended February 26, 2006
Numerator:
Net income	$24,645	$3,514	$24,768	$1,957
Less: Minority interest in income of subsidiary	(235)	(165)	(575)	(390)
Net income for diluted net income per share	$24,410	$3,349	$24,193	$1,567

Denominator:
Weighted average shares for basic net income per share	25,317	24,849	25,098	24,438
Effect of dilutive securities:
Stock Options	1,310	870	1,335	877
Weighted average shares for diluted net income per share	26,627	25,719	26,433	25,315

Diluted net income per share	$0.92	$0.13	$0.92	$0.06

For the three months ended February 25, 2007 and February 26, 2006, the computation of the diluted net income per share excludes the impact of options to purchase 89,177 shares and 442,962 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 25, 2007 and February 26, 2006, the computation of the diluted net loss per share excludes the impact of options to purchase 97,277 shares and 480,709 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6. Income Taxes

The Company has recorded a tax provision for state and federal AMT of $2.1 million for the three and nine months ended February 25, 2007 related to sale of FCD on December 1, 2006. The Company currently estimates that it will have approximately $8.0 million in federal net operating losses and $2.5 million in federal and state credits at fiscal year end 2007 which have been fully reserved.

7. Debt

On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. In conjunction with the sale of FCD to ASI on December 1, 2006 (see Note 2) Landec Ag’s line of credit was paid in full and subsequently terminated.

8. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 25, 2007	May 28, 2006
Finished goods	$4,817	$2,193
Raw materials	1,002	3,764
Work in process	—	177
Total	$5,819	$6,134

9. Related Party

Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC (formerly known as Apio Fresh) for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable, and the note receivable from advances for ground lease payments, and crop and harvesting costs are classified as related party in the accompanying financial statements as of February 25, 2007 and May 28, 2006 and for the three and nine months ended February 25, 2007 and February 26, 2006.

Apio leases, for approximately $504,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and nine months ended February 25, 2007 the Company subleased all of the land leased from the Apio CEO and received sublease income of $134,000 and $366,000, respectively, which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO has a 12.5% ownership in Beachside Produce. During the three and nine months ended February 25, 2007, the Company recognized revenues of $49,000 and $70,000, respectively, from the sale of products to Beachside Produce and royalty revenue of $69,000 and $190,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of February 25, 2007 and May 28, 2006.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in the minority interest liability as of February 25, 2007 and May 28, 2006 is $216,000 and $237,000, respectively, owed to the Apio CEO.

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

11. Comprehensive Income

The comprehensive net income of Landec is the same as the net income.

12. Shareholders’ Equity

During the three and nine months ended February 25, 2007, 386,213 and 610,079 shares of Common Stock, respectively, were issued upon the exercise of options under the Company’s stock option plans and the Company’s former Employee Stock Purchase Plan.

13. Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay® specialty packaging for the retail grocery, club store and food services industry. Prior to the sale of FCD on December 1, 2006 the Agricultural Seed Technology segment marketed and distributed hybrid seed corn and seed coatings using Landec’s patented Intellicoat® seed coatings to the farming industry. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and other amounts include non-core operating activities and corporate operating costs. All of the assets of the Company are located within the United States of America.

Operations by Business Segment (in thousands):
Three months ended February 25, 2007	Food Products Technology	Agricultural Seed Technology	Corporate and Other	Total
Net revenues	$51,343	$1,350	$262	$52,955
International sales	$6,881	$—	$—	$6,881
Gross profit	$7,453	$1,375	$262	$9,090
Net income (loss)	$3,284	$21,636	$(275)	$24,645
Interest expense	$3	$54	$—	$57
Interest income	$158	$—	$504	$662
Depreciation and amortization	$696	$55	$25	$776

Three months ended February 26, 2006
Net revenues	$47,435	$8,353	$1,461	$57,249
International sales	$6,272	$—	$—	$6,272
Gross profit	$7,391	$2,621	$1,404	$11,416
Net income (loss)	$3,154	$(751)	$1,111	$3,514
Interest expense	$79	$33	$—	$112
Interest income	$126	$1	$18	$145
Depreciation and amortization	$717	$65	$28	$810

Nine months ended February 25, 2007
Net revenues	$156,638	$1,481	$1,178	$159,297
International sales	$38,655	$—	$—	$38,655
Gross profit	$20,448	$1,297	$1,178	$22,923
Net income (loss)	$8,335	$15,190	$1,243	$24,768
Interest expense	$77	$171	$—	$248
Interest income	$503	$45	$527	$1,075
Depreciation and amortization	$2,028	$438	$76	$2,542

Nine months ended February 26, 2006
Net revenues	$150,336	$8,373	$1,957	$160,666
International sales	$42,914	$—	$—	$42,914
Gross profit	$20,720	$2,640	$1,735	$25,095
Net income (loss)	$7,436	$(6,063)	$584	$1,957
Interest expense	$227	$134	$1	$362
Interest income	$324	$27	$44	$395
Depreciation and amortization	$1,917	$344	$75	$2,336

During the nine months ended February 25, 2007 and February 26, 2006, sales to the Company’s top five customers accounted for approximately 50% and 45%, respectively, of revenues, with the Company’s top customers from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 20% and 16%, respectively, and Pomina Enterprise Co. LTD, accounting for approximately 7% and 10%, respectively of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 28, 2006 filed with the Securities and Exchange Commission on July 27, 2006 with the exception of the adoption of SFAS No. 123(R).

Accounting for Stock-Based Compensation

Effective May 29, 2006, we measure compensation expense for our stock-based compensation plans using the fair value method as defined in SFAS No. 123(R). Under SFAS 123R, stock-based compensation expense is calculated based on the value of the award on the date of grant and is recognized as expense on a straight line basis over the vesting period. Determining the fair value of stock-based awards on the grant date requires judgment, including estimating the variables necessary to determine the fair value of awards granted. To the extent actual results or updated estimates differ from our prior estimates, such amounts will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our stock-based compensation plans.

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

Landec has historically had two core businesses - Food Products Technology and Agricultural Seed Technology, in addition to our Technology Licensing/Research and Development business which is included in Corporate and Other for segment disclosure purposes (see Note 13 of Notes to Consolidated Financial Statements).

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

Our Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc. (“Landec Ag”) which, prior to the sale of Fielder’s Choice Direct (“FCD”) on December 1, 2006 to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Corporation, (see Note 2 of Notes to Consolidated Financial Statements), combined our proprietary Intellicoat® seed coating technology with our unique e-commerce, direct marketing and consultative selling capabilities.

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

Description of Core Business

Landec has historically participated in two core business segments- Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, we license technology and conduct ongoing research and development through our Technology Licensing/Research and Development Business.

Food Products Technology Business

The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry. Our proprietary packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products. In 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology, and distributes products to the top U.S. retail grocery chains, major club stores and the foodservice industry. Our proprietary Intelimer-based packaging business has been combined with Apio. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market.

Based in Guadalupe, California, Apio, when acquired in 1999, consisted of two major businesses - first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay® packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Beachside Produce LLC (formerly known as Apio Fresh) (“Beachside”). Beachside is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Beachside purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Beachside pays Apio an on-going royalty fee per carton sold for the use of Apio’s brand names and Beachside and its growers entered into a supply agreement with Apio to supply produce to Apio for its fresh-cut value-added products. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 28, 2006, Apio shipped more than seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During the last twelve months, Apio has introduced 24 new products.

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

Landec Ag's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2006 Pollinator Plus was used by 35 seed companies on approximately 15% of the seed production acres in the U.S.

In 2003, Landec Ag commercialized Early Plant® corn by selling the product directly to farmers through the Fielder's Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2006, nine seed companies offered Intellicoat on their hybrid seed corn offerings.

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

Results of Operations

Revenues (in thousands):

	Three months ended 02/25/07	Three months ended 02/26/06	Change	Nine months ended 02/25/07	Nine months ended 02/26/06	Change
Apio Value Added	$43,055	$39,517	9%	$113,897	$99,653	14%
Apio Tech	1,298	503	158%	1,352	590	129%
Technology Subtotal	44,353	40,020	11%	115,249	100,243	15%
Apio Trading	6,990	7,415	(6%)	41,389	50,093	(17%)
Total Apio	51,343	47,435	8%	156,638	150,336	4%
Landec Ag	1,350	8,353	(84%)	1,481	8,373	(82%)
Corporate	262	1,461	(82%)	1,178	1,957	(40%)
Total Revenues	$52,955	$57,249	(8%)	$159,297	$160,666	(1%)

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart® brand and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.

The increase in Apio’s value-added revenues for the three and nine months ended February 25, 2007 compared to the same periods last year is due to increased product offerings, increased sales to existing customers, and the addition of new customers. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 12% and 17%, respectively, during the three and nine months ended February 25, 2007 compared to the same periods last year. In addition, sales of Apio’s value-added vegetable tray products grew 16% and 20%, respectively, during the three and nine months ended February 25, 2007 compared to the same periods last year. Overall value-added unit sales volume increased 10% during the third quarter of fiscal year 2007 compared to the same period last year and 14% for the nine months ended February 25, 2007 compared to the same period of the prior year.

Apio Tech

Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is our banana packaging technology. A large majority of the revenues currently generated from Apio Tech are revenues derived from our banana packaging program with Chiquita Brands International, Inc.

The increase in revenues at Apio Tech during the three and nine months ended February 25, 2007 compared to the same periods last year was due primarily to revenues received from our banana packaging agreement with Chiquita.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically. The export portion of trading revenues for the three and nine months ended February 25, 2007 were $6.9 million and $38.7 million, or 98% and 93%, respectively, of total trading revenues.

The decrease in revenues in Apio’s trading business for the three and nine months ended February 25, 2007 compared to the same periods last year was primarily due to planned decreases of 90% and 62%, respectively, in domestic buy/sell commodity sales. In addition, export revenues increased 10% and decreased 10%, for the three and nine months ended February 25, 2007, due to unit volume variances.

Landec Ag

Landec Ag revenues have historically consisted of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of hybrid seed corn and soybeans under the Heartland Hybrids® brand (these brands and the related assets were sold to ASI on December 1, 2006, see Note 2 of Notes to Consolidated Financial Statements) and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Prior to the sale, virtually all of Landec Ag’s revenues were generated during the Company’s third and fourth quarters. As a result of the technology licensing agreement with Monsanto, Landec Ag license fee revenues will be recognized evenly each quarter for a period of five years.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

The decrease in Corporate revenues for the three and nine months ended February 25, 2007 compared to the same periods of the prior year resulted from certain nonrecurring licensing revenues recorded in the prior year.

Gross Profit (in thousands):

	Three months ended 02/25/07	Three months ended 02/26/06	Change	Nine months ended 02/25/07	Nine months ended 02/26/06	Change
Apio Value Added	$5,654	$6,435	(12%)	$16,597	$17,436	(5%)
Apio Tech	1,261	501	152%	1,281	563	128%
Technology Subtotal	6,915	6,936	0%	17,878	17,999	(1%)
Apio Trading	538	455	18%	2,570	2,721	(6%)
Total Apio	7,453	7,391	1%	20,448	20,720	(1%)
Landec Ag	1,375	2,621	(48%)	1,297	2,640	(51%)
Corporate	262	1,404	(81%)	1,178	1,735	(32%)
Total Gross Profit	$9,090	$11,416	(20%)	$22,923	$25,095	(9%)

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. accounting principles generally accepted. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three and nine months ended February 25, 2007, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profits for Apio’s value-added specialty packaged vegetable business for the three and nine months ended February 25, 2007 compared to the same period last year was due to weather related shortages of contracted product during several periods of the first nine months of fiscal 2007. These shortages required Apio to procure supplemental product on the open market at costs significantly above contracted prices and resulted in sales volume decreases and labor cost increases in the third fiscal quarter due to extremely cold temperatures in California. The increases in produce sourcing and labor costs and decreases in sales volume were substantially mitigated by a more profitable mix of products sold and improved operational efficiencies.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profits during the three months ended February 25, 2007 compared to the same periods last year was primarily due to a shift to higher margin export products from lower margin domestic commodity products. The decrease in gross profits during the and nine months ended February 25, 2007 compared to the same periods last year was primarily due to decreased trading revenues of 17% partially offset by a shift to higher margin export products from lower margin domestic commodity products.

Apio Tech

The change in gross profits for Apio Tech for the three and nine months ended February 25, 2007 compared to the same periods last year was due primarily to revenues received from our banana packaging agreement with Chiquita.

Landec Ag

The decrease in gross profits for Landec Ag for the three and nine months ended February 25, 2007 compared to the same periods last year was due to the sale of FCD to Monsanto and the consequent loss of product sales normally recorded in the third quarter (see Note 2 of Notes to Consolidated Financial Statements).

Corporate

The decrease in gross profits for Corporate for the three and nine months ended February 25, 2007 compared to the same periods last year was primarily due to the Aesthetic Sciences’ licensing revenues recorded in the prior year.

Operating Expenses (in thousands):

	Three months ended 02/25/07	Three months ended 02/26/06	Change	Nine months ended 02/25/07	Nine months ended 02/26/06	Change
Research and Development:
Apio	$244	$193	26%	$808	$733	10%
Landec Ag	0	163	N/M	265	470	(44%)
Corporate	419	345	21%	1,214	1,077	13%
Total R&D	$663	$701	(5%)	$2,287	$2,280	0%

Selling, General and Administrative:
Apio	$3,228	$3,406	(5%)	$9,362	$10,324	(9%)
Landec Ag	274	2,704	(90%)	5,369	6,920	(22%)
Corporate	1,337	1,085	23%	2,299	3,286	(30%)
Total S,G&A	$4,839	$7,195	(33%)	$17,030	$20,530	(17%)

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed and are being funded by Monsanto in accordance with the technology licensing agreement entered into on December 1, 2006 (see Note 2 of Notes to Consolidated Financial Statements). At Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

The decrease in research and development expenses for the three months ended February 25, 2007, and the increase in research and development expenses for the nine months ended February 25, 2007, compared to the same periods last year, was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended February 25, 2007 compared to the same period last year was due to a decrease in selling, general and administrative expenses at Landec Ag due to the sale of FCD to Monsanto (see Note 2 of Notes to Consolidated Financial Statements), and partially offset by an increase in stock option expenses of $122,000 (see Note 4 of Notes to Consolidated Financial Statements). The decrease in selling, general and administrative expenses for the nine months ended February 25, 2007 compared to the same period last year was primarily due to (1) the sale of FCD to Monsanto, (2) new packaging design and marketing related costs that were incurred at Apio during the first quarter of fiscal year 2006 and (3) the recording of the net proceeds of $1.5 million from the insurance settlement (see Note 10 of Notes to Consolidated Financial Statements) to Corporate selling, general and administrative expenses during the first six months of fiscal year 2007.

Other (in thousands):

	Three months ended 02/25/07	Three months ended 02/26/06	Change	Nine months ended 02/25/07	Nine months ended 02/26/06	Change
Interest Income	$662	$145	357%	$1,075	$395	172%
Interest Expense	(57)	(112)	(49%)	(248)	(362)	(31%)
Minority Int. Exp.	(137)	(80)	71%	(252)	(397)	(37%)
Other Income (Exp.)	0	41	N/M	(2)	36	(106%)
Total Other	$468	$(6)	N/M	$573	$(328)	275%

Income Taxes	$2,101	$—	N/M	$2,101	$—	N/M

Interest Income

The increase in interest income for the three and nine months ended February 25, 2007 compared to the same periods last year was due to the increase in cash available for investing and higher interest rates on the cash invested.
.
Interest Expense

The decrease in interest expense during the three and nine months ended February 25, 2007 compared to the same periods last year was due to the Company’s reduction of debt.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest for the three months ended February 25, 2007 compared to the same period of last year was not material. The decrease in the minority interest for the nine months ended February 25, 2007 was due to non-recurring gains for Apio Cooling during the first quarter of fiscal year 2006.

Other Expense

Other consists of non-operating income and expenses.

Income Taxes

The increase in the income tax expense is due to the income realized from the sale of FCD which resulted in the Company recording a tax provision of $2.1 million for state income taxes and federal AMT.

Liquidity and Capital Resources

As of February 25, 2007, the Company had cash and cash equivalents of $58.3 million, a net increase of $37.8 million from $20.5 million at May 28, 2006.

Cash Flow from Operating Activities

Landec used $7.0 million of cash flow in operating activities during the nine months ended February 25, 2007 compared to generating $8.3 million from operating activities for the nine months ended February 26, 2006. The primary source of cash during the nine months ended February 25, 2007 was an increase in deferred revenue of $3.6 million primarily due to receiving the first annual license payment from Monsanto (see Note 2 of Notes to Consolidated Financial Statements). The primary uses of cash in operating activities were from the purchase of seed corn inventory by Landec Ag of $7.9 million prior to the sale on December 1, 2006 and a decrease in accounts payable at Landec Ag of $4.8 million primarily related to the receipt of royalty payments from fiscal year 2006 sales prior to the sale of FCD.

Cash Flow from Investing Activities

Net cash provided by investing activities for the nine months ended February 25, 2007 was $42.5 million compared to the use of $2.9 million for the same period last year. The primary source of cash from investing activities during the first nine months of fiscal year 2007 was from $49.5 million of net proceeds from the sale of FCD. The primary uses of cash from investing activities during the first nine months of fiscal year 2007 were from the purchase of $6.0 million of property, plant and equipment primarily for the further expansion and automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended February 25, 2007 was $2.2 million compared to $1.8 million for the same period last year. The cash provided by financing activities during the first nine months of fiscal year 2007 was primarily due to net borrowings under Landec Ag’s line of credit of $9.3 million primarily for the purchase of seed corn (the line of credit was assumed by Monsanto in the sale of FCD and was immediately paid in full) and $2.7 million of cash received from employees exercising their stock options. The cash used from financing activities during the first nine months of fiscal year 2007 was primarily used to buy back Landec Ag’s subsidiary options and stock for $7.4 million and to pay off all of Apio’s long-term bank debt totaling $2.0 million.

Capital Expenditures

During the nine months ended February 25, 2007, Landec expanded Apio’s value added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $6.0 million of capital expenditures.

Debt

On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. that was scheduled to expire on August 31, 2006. The line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (7.11% at February 25, 2007). The revolving line of credit with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At February 25, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants in the Loan Agreement since the inception of this loan.

On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. In conjunction with the sale of FCD to ASI on December 1, 2006 (see Note 2 of Notes to Consolidated Financial Statements), Landec Ag’s line of credit was paid in full and subsequently terminated.

Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms if at all.

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, Landec Ag has been the primary source of these fluctuations, as its revenues and profits have been concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in June/July 2006 and January 2007 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our food and/or agricultural operations include:

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine months ended February 25, 2007, approximately 24% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the first nine months of fiscal year 2007, sales to our top five customers accounted for approximately 50% of our revenues, with our largest customer, Costco Wholesale Corp. accounting for approximately 20% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 18% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of February 25, 2007.

	Remainder of 2007	2008	2009	2010	2011	There-after	Total
Liabilities (in 000’s)
Long term debt, including current portion
Fixed Rate	$7	$27	$—	$—	$—	$—	$34
Avg. Int. Rate	5.90%						5.90%

Item 4: Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation arising in the normal course of business. The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

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
__________________

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2007