Form 10-K
period 2007-05-27
LANDEC CORP \CA\
filed 2007-07-27
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 27, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period for _________ to _________.

Commission file number: 0-27446

LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

California	94-3025618
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3603 Haven Avenue
Menlo Park, California 94025
(Address of principal executive offices)

Registrant's telephone number, including area code:
(650) 306-1650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $209,754,000 as of November 26, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 13, 2007, there were 25,904,212 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2007 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management and are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and the factors discussed below.

General

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company’s proprietary polymer technology is the foundation, and a key differentiating advantage, upon which Landec has built its business.

The principal products and services offered by the Company in its two historical core businesses - Food Products Technology and Agricultural Seed Technology - and in the Technology Licensing/Research and Development business are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2005, 2006 and 2007 is summarized in Note 15 to the Consolidated Financial Statements.

Landec’s Food Products Technology business, operated through its subsidiary Apio, Inc., combines Landec’s proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. This combination was consummated in 1999 when the Company acquired Apio, Inc. and certain related entities (collectively “Apio”).

Landec’s Agricultural Seed Technology business is operated through a subsidiary, Landec Ag, Inc. (“Landec Ag”) which, prior to the sale of Fielder’s Choice Direct (“FCD”) on December 1, 2006 to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Company (“Monsanto”), (see Note 2 to the Consolidated Financial Statements), combined the Company’s proprietary Intellicoat® seed coating technology with FCD’s unique direct marketing and sales capabilities.

In addition to its two historical core businesses, the Company also operates a Technology Licensing business that licenses products to, and conducts joint research and development with industry leaders outside of Landec’s core businesses, such as Air Products and Chemicals, Inc. (“Air Products”). The Company also engages in research and development activities and supplies products based on its Intelimer® polymer technology to companies such as Akzo-Nobel Chemicals B.V. (“Akzo-Nobel”) and L’Oreal of Paris (“L’Oreal”) (these supply activities are included in the technology fields licensed to Air Products). For segment disclosure purposes, the Technology Licensing business is included in Corporate and Other in Note 15 to the Consolidated Financial Statements.

The Company's core polymer products are based on its patented proprietary Intelimer polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

The Company was incorporated in California on October 31, 1986. The Company completed its initial public offering in 1996 and is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

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

Description of Core Business

The Company has historically participated in two core business segments- Food Products Technology and Agricultural Seed Technology. In addition to these two core segments, Landec licenses technology and conducts ongoing research and development and supplies materials through its Technology Licensing business.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay® membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle. The resulting products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

The Technology and Market Opportunity: Proprietary BreatheWay Packaging Technology

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

The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, and loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce — a challenge few current packaging films can compensate for. The Company believes that its temperature-responsive BreatheWay packaging technology is well suited to the challenges of the produce distribution process.

Using its Intelimer polymer technology, Landec has developed packaging technology that it believes addresses many of the shortcomings of conventional packaging materials. A membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

•
High Permeability. Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce.

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

The Business: Apio, Inc.

Apio had revenues of approximately $206 million for the fiscal year ended May 27, 2007, $195 million for the fiscal year ended May 28, 2006 and $179 million for the fiscal year ended May 29, 2005.

Based in Guadalupe, California, Apio, when acquired in 1999, consisted of two major businesses - first, the “fee-for-service” selling and marketing of whole produce and second, the specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay packaging. The “fee-for-service” business historically included field harvesting and packing, cooling and marketing of vegetables and fruit on a contract basis for growers in California’s Santa Maria, San Joaquin and Imperial Valleys as well as in Arizona and Mexico. The Company exited this business and certain assets associated with the business were sold in June 2003 to Beachside Produce, LLC. Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including Nicholas Tompkins, Apio’s President and Chief Executive Officer. Under the terms of the sale, Beachside Produce purchased certain equipment and carton inventory from Apio in exchange for approximately $410,000. In connection with the sale, Beachside Produce has paid Apio royalty fees per carton sold for the use of Apio’s brand names and Beachside Produce and its owner growers entered into a long-term supply agreement with Apio to supply produce to Apio for its fresh-cut value-added business. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and foodservice suppliers. During the fiscal year ended May 27, 2007, Apio shipped nearly seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•
Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, Cal-Ex. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to a meal line of products. During fiscal year 2007, Apio introduced 15 new products.

Apio established its Apio Tech division in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit, including unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

For the past eleven years, the Company has marketed its Eat Smart fresh-cut bagged vegetables, trays and iceless products using its BreatheWay packaging technology and has now expanded its technology to include packaging for bananas. In September 2004, Apio entered into an agreement with Chiquita Brands International, Inc. (“Chiquita”) whereby Apio supplies Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas in selective applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.

For its part, Chiquita provides marketing, distribution and retail sales support for Chiquita bananas sold worldwide in BreatheWay packaging. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.

The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas will be commercial outlets that normally do not sell bananas because of their short shelf-life - outlets such as quick serve restaurants, convenience stores, drug stores and coffee chain outlets. Chiquita has recently started market testing the sale of bananas packaged with Landec’s BreatheWay technology to retail grocery chains.

The Company’s specialty packaging for case liner products reduces freight expense up to 50% for certain commodities by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits as outlined above.

Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store or at home. The rectangular tray design is convenient for storage in consumers’ refrigerators and expands the Company’s wide-ranging vegetable tray line.

In fiscal year 2007, sales of the value-added retail vegetable tray line and the value-added 12-ounce bag line each grew 18% compared to fiscal year 2006.

Apio has recently entered into an 18-month research and development agreement with Natick Soldier Research, Development & Engineering Center, a branch of the U.S. Military, to develop commercial uses for Landec’s BreatheWay packaging technology within the U.S. Military by significantly increasing the shelf life of produce for overseas shipments.

In addition, the Company is in early commercialization for new lines of fresh cut vegetable side dishes, vegetable salads and vegetable snacks.

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

The Technology and Market Opportunity: Intellicoat Seed Coatings

Landec Ag's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2007 Pollinator Plus was used by 25 seed companies on approximately 15% of the seed corn production acres in the U.S.

In 2003, Landec Ag commercialized Early Plant® corn by selling the product directly to farmers through the Fielder's Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2007, seven seed companies offered Intellicoat on their hybrid seed corn offerings.

The Business: Landec Ag

Landec Ag had revenues of approximately $2.8 million for the fiscal year ended May 27, 2007, $34.1 million for the fiscal year ended May 28, 2006 and $25.6 million for the fiscal year ended May 29, 2005. Revenues for fiscal year 2007 declined significantly as a result of the sale of FCD on December 1, 2006.

On December 1, 2006, Landec sold FCD, which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to ASI. The acquisition price for FCD was $50 million in cash paid at the close. In addition, the Company could have earned up to an additional $5 million based on FCD results for the twelve months ended May 31, 2007. None of the earn-out was earned. During the fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management with the assistance of an independent appraiser.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the fiscal year ended May 27, 2007, Landec recognized $2.7 million in revenues and income from the Agreement.

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company's partner, Air Products, is currently shipping products to L’Oreal for use in lotions and creams. Sales of Landec materials used in L’Oreal products have not been material to the Company’s financials.

Medical Applications

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”). Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.8 million which represents a 19.9% ownership interest in Aesthetic Sciences. At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Sales and Marketing

Each of the Company’s core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.  During fiscal years 2007, 2006 and 2005, sales to the Company’s top five customers accounted for approximately 50%, 46% and 42%, respectively, of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 21%, 16% and 15%, respectively, of the Company’s revenues.

Food Products Technology Business

Apio has 20 sales people, located in central California and throughout the U.S., supporting the export business and the specialty packaged value-added produce business.

Seasonality

The Company’s sales are moderately seasonal. Prior to the sale of FCD, Landec Ag revenues and profits were concentrated over a few months during the spring planting season (generally during the Company’s third and fourth quarters). In addition, Apio can be heavily affected by seasonal weather factors which have impacted quarterly results, such as high cost of sourcing product in June/July 2006 and January 2007 due to a shortage of essential value-added produce items.

Manufacturing and Processing

Food Products Technology Business

The manufacturing process for the Company's proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. A third party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging. Select outside contractors currently manufacture the breathable membranes and Landec has transitioned virtually all of the label package conversion to Apio’s Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.

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

The Company has a pilot manufacturing facility in Indiana to support the commercialization of Early Plant corn and for the Relay Cropping System for wheat/coated soybean products. This facility utilizes a continuous coating process that has increased seed coating capabilities by over tenfold compared to the previous system using batch coaters.

General

Many of the raw materials used in manufacturing certain of the Company’s products are currently purchased from a single source, including certain monomers used to synthesize Intelimer polymers and substrate materials for the Company’s breathable membranes. Upon manufacturing scale-up of seed coating operations, the Company may enter into alternative supply arrangements. Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company’s ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company’s business, operating results and financial condition.

Research and Development

Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 were $3.1 million, $3.0 million and $2.5 million, respectively. Research and development expenditures funded by corporate partners were $661,000 for the fiscal year ended May 27, 2007, $100,000 for the fiscal year ended May 28, 2006 and $20,000 for the fiscal year ended May 29, 2005. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 27, 2007, Landec had 22 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 33 U.S. patents issued of which 27 remain active as of May 27, 2007 with expiration dates ranging from 2010 to 2022. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

As of May 27, 2007, Landec had 107 full-time employees, of whom 52 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 55 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes relationships with its employees are good.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the fiscal year ended May 27, 2007, approximately 22% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2007, sales to our top five customers accounted for approximately 50% of our revenues, with our largest customer, Costco Wholesale Corp. accounting for approximately 21% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Recently Enacted Changes in Securities Laws and Regulations Have and Will Continue to Increase Our Costs

The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 required changes in some of our corporate governance, public disclosure and compliance practices. In addition, NASDAQ has imposed additional requirements for companies, such as Landec, that are listed on The NASDAQ Global Select Market. These developments have increased our legal and financial compliance costs. These changes could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members for our board of directors and to serve on our audit committee.

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 17% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 27, 2007, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon and Oxford Indiana.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Other	Leased	10,400 square feet of office and laboratory space	—	12/31/09

West Lebanon, IN	Agricultural Seed Technology	Owned	4,000 square feet of warehouse and manufacturing space	—	—

Oxford, IN	Agricultural Seed Technology	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/08

Guadalupe, CA	Food Products Technology	Owned	142,000 square feet of office space, manufacturing and cold storage	17.7	—

Arroyo Grande, CA	Food Products Technology	Leased	1,100 square feet of office space	—	6/30/08

There are no bank liens encumbering any of the Company’s owned land and buildings.

Item 3. Legal Proceedings

The Company is involved in litigation arising in the normal course of business. The Company is not a party to any legal proceedings which would result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended May 27, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 27, 2007	High	Low

4th Quarter ending May 27, 2007	$15.13	$12.01

3rd Quarter ending February 25, 2007	$13.80	$9.49

2nd Quarter ending November 26, 2006	$11.32	$9.03

1st Quarter ending August 27, 2006	$11.11	$7.96

Fiscal Year Ended May 28, 2006	High	Low

4th Quarter ending May 28, 2006	$9.65	$6.71

3rd Quarter ending February 26, 2006	$7.84	$6.23

2nd Quarter ending November 27, 2005	$8.01	$6.32

1st Quarter ending August 28, 2005	$6.98	$6.66

Holders

There were approximately 80 holders of record of 25,904,212 shares of outstanding Common Stock as of July 13, 2007. Since certain holders are listed under their brokerage firm’s names, the actual number of shareholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the quarter ending on May 27, 2007.

Item 6. Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

	Year Ended May 27, 2007	Year Ended May 28, 2006	Year Ended May 29, 2005	Year Ended May 30, 2004	Seven Months Ended May 25, 2003	Seven Months Ended June 2, 2002 (unaudited)	Year Ended October 27, 2002
Statement of Operations Data:
(in thousands)

Revenues:
Product sales	$201,892	$225,404	$201,020	$185,664	$98,689	$96,513	$152,958
Service revenues	3,539	3,725	3,704	5,791	12,784	15,882	26,827
License fees	4,013	2,398	88	88	357	1,274	2,330
R&D and royalty revenues	1,054	426	418	549	429	402	1,040
Total revenues	210,498	231,953	205,230	192,092	112,259	114,071	183,155

Cost of revenue:
Cost of product sales	175,252	188,904	170,359	158,911	82,339	80,680	131,352
Cost of service revenue	2,860	3,005	2,899	3,390	9,216	12,505	20,463
Total cost of revenue	178,112	191,909	173,258	162,301	91,555	93,185	151,815

Gross profit	32,386	40,044	31,972	29,791	20,704	20,886	31,340

Operating costs and expenses:
Research and development	3,074	3,042	2,543	3,452	2,118	2,018	3,532
Selling, general and administrative	21,616	27,979	23,412	22,284	15,185	16,293	26,114
Income from sale of FCD	(22,669)	—	—	—	—	—	—
Exit domestic commodity vegetable business	—	—	—	—	1,095	—	—
Total operating costs and expenses	2,021	31,021	25,955	25,736	18,398	18,311	29,646

Operating profit	30,365	9,023	6,017	4,055	2,306	2,575	1,694

Interest income	1,945	633	214	164	144	177	247
Interest expense	(251)	(452)	(414)	(811)	(642)	(1,097)	(1,551)
Minority interest expense	(412)	(529)	(411)	(537)	(235)	(224)	(525)
Other (expense)/income, net	(2)	(24)	(4)	29	218	71	336
Income from continuing operations before taxes	31,645	8,651	5,402	2,900	1,791	1,502	201
Income tax expense	(2,456)	—	—	—	—	—	—
Income from continuing operations	29,189	8,651	5,402	2,900	1,791	1,502	201

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	—
Loss on disposal of operations	—	—	—	—	—	—	(1,688)
Loss from discontinued operations	—	—	—	—	—	—	(1,688)

Net income (loss)	$29,189	$8,651	$5,402	$2,900	$1,791	$1,502	$(1,487)

Net income (loss)	$29,189	$8,651	$5,402	$2,900	$1,791	$1,502	$(1,487)
Dividends on preferred stock	—	—	—	(464)	(219)	(202)	(412)
Net income (loss) applicable to common shareholders	$29,189	$8,651	$5,402	$2,436	$1,572	$1,300	$(1,899)

	Year Ended May 27,	Year Ended May 28,	Year Ended May 29,	Year Ended May 30,	Seven Months Ended May 25,	Seven Months Ended June 2, 2002	Year Ended October 27,
	2007	2006	2005	2004	2003	(Unaudited)	2002
Statements of Operations Data:
(in thousands, except per share data)

Basic net income (loss) per share:
Continuing operations	$1.16	$0.35	$0.23	$0.11	$0.08	$0.07	$(0.01)
Discontinued operations	—	—	—	—	—	—	(0.09)
Basic net income (loss) per share	$1.16	$0.35	$0.23	$0.11	$0.08	$0.07	$(0.10)
Diluted net income (loss) per share:
Continuing operations	$1.07	$0.32	$0.21	$0.12	$0.07	$0.06	$(0.01)
Discontinued operations	—	—	—	—	—	—	(0.09)
Diluted net income (loss) per share	$1.07	$0.32	$0.21	$0.12	$0.07	$0.06	$(0.10)

Shares used in per share computation:
Basic	25,260	24,553	23,705	21,396	20,948	17,777	18,172
Diluted	26,558	25,657	24,614	23,556	22,626	21,082	18,172

	May 27, 2007	May 28, 2006	May 29, 2005	May 30, 2004	May 25, 2003	October 27, 2002
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$62,556	$15,164	$7,426	$4,966	$3,610	$7,813
Total assets	141,368	119,025	100,075	93,007	96,887	107,803
Debt	28	2,018	3,088	8,996	13,494	17,543
Convertible preferred stock	—	—	—	—	5,531	14,461
Accumulated deficit	(19,332)	(41,239)	(49,890)	(55,292)	(57,728)	(59,300)
Total shareholders' equity	$110,228	$85,049	$72,060	$61,549	$57,903	$55,963

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described in Item 1A. "Risk Factors.” Landec undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development - QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; Intelimer packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems in June 1997 that includes polymer materials for various industrial applications and beginning in November 2003 for personal care applications; and Intellicoat coated corn seeds in the Fall of 1999.

With the acquisition of Apio in 1999 and Landec Ag in 1997, the Company has focused on two core businesses - Food Products Technology and Agricultural Seed Technology. The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business. Prior to the sale of FCD on December 1, 2006 to ASI, the Agricultural Seed Technology segment integrated the Intellicoat seed coating technology with FCD’s direct marketing, telephone sales and distribution capabilities. The Company also operates a Technology Licensing/Research and Development business which develops products to be licensed outside of the Company’s core businesses. See "Business - Description of Core Business".

From inception through May 27, 2007, the Company’s accumulated deficit was $19.3 million. The Company may incur additional losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Notes and Advances Receivables

Apio has made advances to produce growers for crop and harvesting costs. Typically these advances are paid off within the growing season (less than one year) from harvested crops. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines, the Company may be unable to fully recoup its note or advance receivable and the estimated losses would rise in the current period, potentially to the extent of the total note or advance receivable.

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

Inventories

Inventories are stated at the lower of cost or market. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory currently considered to be useable.

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

Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), (SAB 104). Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

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

During the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 $0, $638,000, and $88,000, respectively, of the related deferred revenue was recognized as “recycled” revenue. As of May 27, 2007 and May 28, 2006, deferred revenue associated with the change in accounting principles described above is zero.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates quarterly the realizability of its deferred tax assets by assessing the valuation allowance and, if necessary, adjusts the amount of such allowance. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Due to the Company’s limited tax basis earnings history, the net deferred tax asset at May 27, 2007 has been fully offset by a valuation allowance.

Stock-Based Compensation

On May 29, 2006, the Company adopted SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants and restricted stock unit awards (RSUs).

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s consolidated financial statements as of May 28, 2006 and May 29, 2005, and for the fiscal years then-ended, were accounted for under the provisions of APB 25.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of SFAS 157 on its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2008, May 28, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements, however, the Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Fiscal Year Ended May 27, 2007 Compared to Fiscal Year Ended May 28, 2006

Revenues (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Apio Value Added	$154,744	$136,141	14%
Apio Tech	1,730	685	153%
Technology Subtotal	156,474	136,826	14%
Apio Trading	49,706	57,990	(14%)
Total Apio	206,180	194,816	6%
Landec Ag	2,831	34,096	(92%)
Corporate	1,487	3,041	(51%)
Total Revenues	$210,498	$231,953	(9%)

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels and from service revenues from Apio Cooling LP which is now combined with value-added.

The increase in Apio’s value-added revenues for the fiscal year ended May 27, 2007 compared to the same period last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Specifically, sales of Apio’s value-added 12-ounce specialty packaged retail product line grew 18% and sales of Apio’s value-added vegetable tray products also grew 18% during the fiscal year ended May 27, 2007 compared to the same period last year. Overall value-added sales volume increased 15% during the fiscal year ended May 27, 2007 compared to the same period last year.

Apio Tech

Apio Tech consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Tech is the banana packaging technology. A large majority of the revenues currently generated by Apio Tech are revenues derived from our banana packaging program with Chiquita.

The increase in Apio Tech revenues for the fiscal year ended May 27, 2007 compared to the same period last year was not material to consolidated Landec revenues.

Apio Trading

Apio trading revenues consist of revenues generated primarily from the purchase and sale of whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically. The export portion of trading revenues for fiscal year 2007 was $46.4 million or 93% of total trading revenues.

The decrease in revenues in Apio's trading business for the fiscal year ended May 27, 2007 compared to the same period last year was primarily due to planned decreases in the domestic buy/sell commodity sales of 57%. Overall trading sales volumes were lower by 27% for the fiscal year ended May 27, 2007 compared to the prior year. In addition, export revenues decreased 8% due to lower sales volumes. The decrease in sales volumes was partially offset by higher average sales prices due to the scarcity of product during certain months of the year.

Landec Ag

Landec Ag revenues have historically consisted of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of hybrid seed corn and soybeans under the Heartland Hybrids® brand (these brands, collectively FCD, and the related assets were sold to ASI on December 1, 2006, see Note 2 of Notes to Consolidated Financial Statements) and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Prior to the sale of FCD, virtually all of Landec Ag’s revenues were generated during the Company’s third and fourth quarters. As a result of the technology licensing agreement with Monsanto, Landec Ag license fee revenues will be recognized evenly each quarter for a period of five years.

The decrease in revenues at Landec Ag during the fiscal year ended May 27, 2007 compared to the same period last year was primarily due to the sale of FCD to ASI, partially offset by $2.7 million in license fee revenues from the Intellicoat license agreement with Monsanto.

Corporate

Corporate revenues consist of revenues generated from partnering with others under research and development agreements and supply agreements and from fees for licensing our proprietary Intelimer technology to others and from the corresponding royalties from these license agreements.

The decrease in Corporate revenues for the fiscal year ended May 27, 2007 compared to the same period of the prior year resulted from certain nonrecurring licensing revenues recorded in the prior year and was not material to consolidated Landec revenues.

Gross Profit (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Apio Value Added	$23,426	$23,022	2%
Apio Tech	1,639	619	165%
Technology Subtotal	25,065	23,641	6%
Apio Trading	3,187	3,212	(1%)
Total Apio	28,252	26,853	5%
Landec Ag	2,647	10,439	(75%)
Corporate	1,487	2,752	(46%)
Total Gross Profit	$32,386	$40,044	(19%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the fiscal year ended May 27, 2007 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 27, 2007 compared to the same period last year was due to increased revenues, a more profitable mix of products sold and improved operational efficiencies. The more profitable mix of products sold and improved operational efficiencies were almost completely offset by the increased costs associated with weather related shortages of contracted product during several periods of fiscal 2007. These shortages required Apio to procure supplemental product on the open market at costs significantly above contracted prices and resulted in sales volume decreases and labor cost increases.

Apio Tech

The increase in gross profit for Apio Tech for the fiscal year ended May 27, 2007 compared to the same period last year was primarily due to the revenues received from our licensing agreement with Chiquita and from research and development contracts with other third parties.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profit during the fiscal year ended May 27, 2007 compared to the prior fiscal year was primarily due to the reduction in revenues which was almost completely offset by a shift to higher margin export products from lower margin domestic commodity products.

Landec Ag

The decrease in gross profit for Landec Ag for the fiscal year ended May 27, 2007 compared to the same periods last year was due to the sale of FCD to ASI and the consequent loss of product sales and gross profit normally recorded during the second half of our fiscal year (see Note 2 of Notes to Consolidated Financial Statements). The decrease in Landec Ag gross profit was partially offset by $2.7 million of gross profit from the Intellicoat license agreement with Monsanto.

Corporate

The decrease in gross profit for Corporate for the fiscal year ended May 27, 2007 compared to the prior year was primarily due to the Aesthetic Sciences’ licensing revenues and gross profit recorded in the prior year.

Operating Expenses (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Research and Development:
Apio	$1,169	$1,108	6%
Landec Ag	266	470	(43%)
Corporate	1,639	1,464	(12%)
Total R&D	$3,074	$3,042	1%

Selling, General and Administrative:
Apio	$12,667	$13,633	(7%)
Landec Ag	(17,302)	9,616	(280%)
Corporate	3,582	4,730	(24%)
Total S,G&A	$(1,053)	$27,979	(104%)

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed. Beginning December 1, 2006, all of the operating costs and expense of Landec Ag are being paid for by Monsanto in accordance with the technology license and supply agreement (see Note 2 of Notes to Consolidated Financial Statements). At Corporate, the research and development efforts are primarily focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

The increase in research and development expenses for the fiscal year ended May 27, 2007 compared to the same period last year was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the fiscal year ended May 27, 2007 compared to the same period last year was due to (1) the income realized from the sale of FCD to ASI (see Note 2 of Notes to Consolidated Financial Statements), (2) one-time new packaging design and marketing related costs that were incurred at Apio during the first quarter of fiscal year 2006 and (3) the recording of the net proceeds of $1.5 million from an insurance settlement (see Note 6 of Notes to Consolidated Financial Statements) to Corporate selling, general and administrative expenses during the first six months of fiscal year 2007.

Other (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Interest Income	$1,945	$633	207%
Interest Expense	(251)	(452)	(44%)
Minority Interest Expense	(412)	(529)	(22%)
Other Expenses	(2)	(24)	(92%)
Total Other Income (Exp.)	$1,280	$(372)	444%

Income taxes	$(2,456)	$0	N/M

Interest Income

The increase in interest income for the fiscal year ended May 27, 2007 compared to the prior year was primarily due to the increase in cash available for investing and higher average interest rates on those investments.

Interest Expense

The decrease in interest expense during the fiscal year ended May 27, 2007 compared to the prior year was due to the Company’s reduction of debt.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the minority interest expense in fiscal year 2007 compared to fiscal year 2006 was due to non-recurring gains for Apio Cooling during the first quarter of fiscal year 2006.

Other Expenses

Other consists of non-operating income and expenses.

Income Taxes

The increase in the income tax expense in fiscal year 2007 is due to the income realized from the sale of FCD which resulted in the Company recording a tax provision of $2.5 million for state income taxes and federal AMT.

Fiscal Year Ended May 28, 2006 Compared to Fiscal Year Ended May 29, 2005

Revenues (in thousands):
	Fiscal Year ended May 28, 2006	Fiscal Year ended May 29, 2005	Change
Apio Value Added	$136,141	$120,445	13%
Apio Tech	685	52	1217%
Technology Subtotal	136,826	120,497	14%
Apio Trading	57,990	58,660	(1%)
Total Apio	194,816	179,157	9%
Landec Ag	34,096	25,648	33%
Corporate	3,041	425	616%
Total Revenues	$231,953	$205,230	13%

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

Apio Tech

Apio Tech consists of Apio’s packaging technology business using its BreatheWay™ membrane technology. The first commercial application included in Apio Tech is the banana packaging technology. Current revenues generated from Apio Tech are primarily from the banana program with Chiquita.

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

The decrease in revenues in Apio's trading business for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to a 23% decrease in the domestic buy/sell commodity sales to Wal-Mart. Overall trading sales volumes were lower by 2% for the fiscal year ended May 28, 2006 compared to the same period last year. The decrease in volumes was partially offset by higher average sales prices due to the scarcity of product during certain months of the year.

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

Gross Profit (in thousands):

	Fiscal Year ended May 28, 2006	Fiscal Year ended May 29, 2005	Change
Apio Value Added	$23,022	$19,062	21%
Apio Tech	619	15	4027%
Technology Subtotal	23,641	19,077	24%
Apio Trading	3,212	3,118	3%
Total Apio	26,853	22,195	21%
Landec Ag	10,439	9,448	10%
Corporate	2,752	329	736%
Total Gross Profit	$40,044	$31,972	25%

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

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 28, 2006 compared to the same period last year was due to (1) the increase in value-added sales which increased 13% during fiscal year 2006, (2) product mix changes to higher margin products and (3) improved operational efficiencies driven largely by improved raw material quality during fiscal year 2006 compared to the prior fiscal year.

Apio Tech

The increase in gross profit for Apio Tech for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to the revenues received from our licensing agreement with Chiquita.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profit during the fiscal year ended May 28, 2006 compared to the prior fiscal year was primarily due to product mix changes to higher margin products which more than offset the reduction in revenues.

Landec Ag

The increase in gross profit for Landec Ag for the fiscal year ended May 28, 2006 compared to the same period last year was due to the increase in revenues as a result of the acquisition of Heartland Hybrids in August 2005, partially offset by higher royalty fees on corn seed hybrids with traits, such as genetics and certain chemicals, resulting in lower gross profit as a percentage of sales in fiscal year 2006 compared to the same period last year.

Corporate

The increase in gross profit for Corporate for the fiscal year ended May 28, 2006 compared to the same period last year was primarily due to (1) $1.56 million in revenues received from the license of our Intelimer technology in a specific field to a medical device company in December 2005, (2) $300,000 in licensing fees and research and development revenues from the license of our Intelimer technology in specific fields to Air Products in March 2006 and (3) the recognition of the remaining $550,000 of deferred revenue associated with the Alcon license agreement through the revised agreement termination date of May 28, 2006.
.

Operating Expenses (in thousands):

	Fiscal Year ended May 28, 2006	Fiscal Year ended May 29, 2005	Change
Research and Development:
Apio	$1,108	$831	33%
Landec Ag	470	647	(27%)
Corporate	1,464	1,065	37%
Total R&D	$3,042	$2,543	20%

Selling, General and Administrative:
Apio	$13,633	$12,354	10%
Landec Ag	9,616	7,857	22%
Corporate	4,730	3,201	48%
Total S,G&A	$27,979	$23,412	20%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercalization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed. At Corporate, the research and development efforts are primarily focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

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

Other (in thousands):

	Fiscal Year ended May 28, 2006	Fiscal Year ended May 29, 2005	Change
Interest Income	$633	$214	196%
Interest Expense	(452)	(414)	9%
Minority Interest Expense	(529)	(411)	29%
Other Expenses	(24)	(4)	500%
Total Other Expense	$(372)	$(615)	(40%)

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

Liquidity and Capital Resources

As of May 27, 2007, the Company had cash and cash equivalents of $62.6 million, a net increase of $42.1 million from $20.5 million at May 28, 2006 including Landec Ag’s cash of $5.3 million as of May 28, 2006.

Cash Flow from Operating Activities

Landec used $2.1 million of cash flow in operating activities during the fiscal year ended May 27, 2007 compared to generating $10.9 million from operating activities for the fiscal year ended May 28, 2006. The primary sources of cash during fiscal year 2007 were from fiscal year 2007 net income and non-cash related income/expenses, such as the income from the sale of FCD and depreciation, of $8.5 million and an increase in deferred revenue of $2.6 million due to the annual license payment received in accordance with the license agreement with Monsanto (see Note 2 of Notes to Consolidated Financial Statements). The primary uses of cash in operating activities during fiscal year 2007 were from an $8.7 million increase in inventory, primarily due to the purchase of seed corn inventory by Landec Ag of $7.9 million prior to the sale of FCD on December 1, 2006 and a decrease in accounts payable of $2.9 million of which $4.8 million was from Landec Ag which was primarily related to royalty payments from fiscal year 2006 sales prior to the sale of FCD.

Cash Flow from Investing Activities

Net cash provided by investing activities for the year ended May 27, 2007 was $42 million compared to the use of $5.5 million for the same period last year. The primary source of cash from investing activities during fiscal year 2007 was from $49.4 million of proceeds, net of direct transaction expenses, from the sale of FCD. The primary uses of cash from investing activities during fiscal year 2007 were from the purchase of $6.8 million of property, plant and equipment primarily for the further expansion and automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash provided by financing activities for the fiscal year ended May 27, 2007 was $2.1 million compared to $2.3 million for the same period last year. The cash provided by financing activities during fiscal year 2007 was primarily due to net borrowings under Landec Ag’s line of credit of $9.3 million primarily for the purchase of seed corn (the line of credit was assumed by Monsanto in the sale of FCD and was immediately paid in full) and $2.7 million of cash received from employees exercising their stock options. The cash used from financing activities during fiscal year 2007 was primarily used to buy back Landec Ag’s subsidiary options and stock for $7.4 million and to pay off all of Apio’s long-term bank debt totaling $2.0 million.

Capital Expenditures

During the fiscal year ended May 27, 2007, Landec expanded Apio’s value added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $6.8 million of capital expenditures.

Debt

On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2007. In addition, the line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (7.07% at May 27, 2007). The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At May 27, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants since the inception of this loan.

On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. In conjunction with the sale of FCD to ASI on December 1, 2006 (see Note 2 of Notes to Consolidated Financial Statements), Landec Ag’s line of credit was paid in full by ASI and subsequently terminated.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 27, 2007, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2008	2009	2010	2011	2012	Thereafter
Capital Leases	$28	28	—	—	—	—	—
Operating Leases	1,096	535	352	180	29	—	—
Licensing Obligation	500	100	100	100	100	100	—
Purchase Commitments	1,862	1,862	—	—	—	—	—
Total	$3,486	$2,525	$452	$280	$129	$100	$—

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by fiscal year of expected maturity for the Company’s debt obligations. The carrying value of the Company’s debt obligations approximates the fair value of the debt obligations as of May 27, 2007.

	2008	2009	2010	2011	2012	There-after	Total
Liabilities (in 000’s)
Lines of Credit	$—	$—	$—	$—	$—	$—	$—
Avg. Int. Rate

Long term debt, including current portion
Fixed Rate	$28	$—	$—	$—	$—	$—	$28
Avg. Int. Rate	5.90%						5.90%

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended May 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 27, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of May 27, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Landec Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Landec Corporation maintained effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Landec Corporation maintained effective internal control over financial reporting as of May 27, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Landec Corporation maintained, in all material respects, effective internal control over financial reporting as of May 27, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 27, 2007 and May 28, 2006, and the related statements of income, shareholders' equity, and cash flows for each of the periods ended May 27, 2007, May 28, 2006 and May 29, 2005 of Landec Corporation and our report dated July 23, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

San Francisco, California

July 23, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2007 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2007 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2007 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2007 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2007 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets at May 27, 2007 and May 28, 2006	45

	Consolidated Statements of Income for the Years Ended May 27, 2007, May 28, 2006 and May 29, 2005	46

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 27, 2007, May 28, 2006 and May 29, 2005	47

	Consolidated Statements of Cash Flows for the Years Ended May 27, 2007, May 28, 2006 and May 29, 2005	48

	Notes to Consolidated Financial Statements	49

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

3.	Index of Exhibits	78

	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 27, 2007 and May 28, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended May 27, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 27, 2007 and May 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years ended May 27, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, on May 29, 2006, Landec Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landec Corporation’s internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
July 23, 2007

 LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 27, 2007	May 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$62,556	$15,164
Accounts receivable, less allowance for doubtful accounts of $206 and $195 at May 27, 2007 and May 28, 2006, respectively	17,631	15,288
Accounts receivable, related party	554	561
Inventories, net	6,800	6,134
Notes and advances receivable, net	282	376
Notes receivable, related party	—	14
Prepaid expenses and other current assets	1,316	1,237
Assets held for sale (Note 2)	—	31,838

Total current assets	89,139	70,612

Property and equipment, net	20,270	16,882
Goodwill, net	21,402	21,248
Trademarks, net	8,228	8,228
Notes receivable	96	631
Other assets	2,233	1,424
Total Assets	$141,368	$119,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,705	$12,443
Related party payables	175	533
Income taxes payables	458	—
Accrued compensation	3,126	2,764
Other accrued liabilities	1,312	1,968
Deferred revenue	3,491	811
Current maturities of long term debt	28	2,018
Liabilities assumed by buyer of FCD (Note 2)	─	11,668
Total current liabilities	22,295	32,205

Deferred revenue	7,000	—
Minority interest	1,845	1,771
Total liabilities	31,140	33,976

Shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,891,168 and 24,917,298 shares issued and outstanding at May 27, 2007 and May 28, 2006, respectively	129,560	126,288
Accumulated deficit	(19,332)	(41,239)
Total shareholders' equity	110,228	85,049
Total Liabilities and Shareholders’ Equity	$141,368	$119,025

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 27, 2007	Year Ended May 28, 2006	Year Ended May 29, 2005
Statement of Operations Data:

Revenues:
Product sales	$201,892	$225,404	$201,020
Services revenue, related party	3,539	3,725	3,704
License fees	4,013	2,398	88
Research, development and royalty revenues	805	162	185
Royalty revenues, related party	249	264	233
Total revenues	210,498	231,953	205,230

Cost of revenue:
Cost of product sales	172,251	184,345	164,027
Cost of product sales, related party	3,001	4,559	6,332
Cost of services revenue	2,860	3,005	2,899
Total cost of revenue	178,112	191,909	173,258

Gross profit	32,386	40,044	31,972

Operating costs and expenses:
Research and development	3,074	3,042	2,543
Selling, general and administrative	21,616	27,979	23,412
Income from sale of FCD (Note 2)	(22,669)	—	—
Total operating costs and expenses	2,021	31,021	25,955

Operating income	30,365	9,023	6,017

Interest income	1,945	633	214
Interest expense	(251)	(452)	(414)
Minority interest expense	(412)	(529)	(411)
Other expense, net	(2)	(24)	(4)
Net income before taxes	$31,645	$8,651	$5,402
Income tax expense	(2,456)	—	—
Net income	$29,189	$8,651	$5,402

Basic net income per share	$1.16	$0.35	$0.23
Diluted net income per share	$1.07	$0.32	$0.21

Shares used in per share computation:
Basic	25,260	24,553	23,705
Diluted	26,558	25,657	24,614

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity

Balance at May 30, 2004	23,182,020	$116,841	$(55,292)	$61,549
Issuance of common stock at $0.86 to $7.20 per share	904,348	5,109	—	5,109
Net income and comprehensive income	—	—	5,402	5,402
Balance at May 29, 2005	24,086,368	121,950	(49,890)	72,060
Issuance of common stock at $0.86 to $6.75 per share	678,744	3,378	—	3,378
Issuance of common stock for the net assets of Heartland Hybrids	152,186	960	—	960
Net income and comprehensive income	—	—	8,651	8,651
Balance at May 28, 2006	24,917,298	126,288	(41,239)	85,049
Issuance of common stock at $1.66 to $8.86 per share	973,870	2,657	—	2,657
Stock-based compensation	—	615	—	615
Repurchase of subsidiary common stock and options	—	—	(7,282)	(7,282)
Net income and comprehensive income	—	—	29,189	29,189
Balance at May 27, 2007	25,891,168	$129,560	$(19,332)	$110,228

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	May 27,	May 28,	May 29,
	2007	2006	2005
Cash flows from operating activities:
Net income	$29,189	$8,651	$5,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,260	3,203	3,467
Gain from sale of FCD (Note 2)	(24,587)	—	—
Stock-based compensation	615	—	—
Net loss (gain) on disposal of property and equipment	43	(120)	149
Minority interest	412	529	414
Investment in unconsolidated business	(481)	(1,311)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(266)	(1,968)	(532)
Inventories, net	(8,733)	(3,123)	1,310
Issuance of notes and advances receivable	(2,186)	(1,761)	(448)
Collection of notes and advances receivable	2,228	1,882	1,250
Prepaid expenses and other current assets	(268)	431	(515)
Accounts payable	(3,425)	3,685	2,553
Related party payables	(358)	(260)	363
Income taxes payable	458	—	—
Accrued compensation	95	1,396	337
Other accrued liabilities	(658)	(146)	(365)
Deferred revenue	2,600	(223)	(337)
Net cash (used in) provided by operating activities	(2,062)	10,865	13,048

Cash flows from investing activities:
Purchases of property and equipment	(6,782)	(4,746)	(3,658)
Net proceeds from sale of FCD (Note 2)	49,441	—	—
Acquisition of businesses, net of cash acquired	(1,218)	(3,860)	—
Issuance of notes and advances receivable	(37)	(425)	—
Collection of notes and advances receivable	638	224	408
Proceeds from the sale of property and equipment	—	1,350	22
Purchase of marketable securities	—	(991)	(1,968)
Proceeds from maturities of marketable securities	—	2,959	—
Net cash provided by (used in) investing activities	42,042	(5,489)	(5,196)

Cash flows from financing activities:
Proceeds from sale of common stock	2,657	3,378	5,109
Proceeds from the exercise of subsidiary options	66	105	50
Repurchase of subsidiary common stock and options	(7,384)	—	—
Net change in other assets	(328)	254	(140)
Borrowings on lines of credit	9,338	14,904	59,441
Payments on lines of credit	—	(14,904)	(64,758)
Payments on long term debt	(1,990)	(1,136)	(1,791)
Proceeds from issuance of long term debt	—	—	1,200
Payments to minority interest .	(302)	(329)	(550)
Net cash provided by (used in) financing activities	2,057	2,272	(1,439)
Net increase in cash and cash equivalents	42,037	7,648	6,413
Cash and cash equivalents at beginning of year (including FCD)	20,519	12,871	6,458
Cash and cash equivalents at end of year (including FCD)	62,556	20,519	12,871
Less: Cash held in assets held for sale	—	(5,355)	(5,445)
Cash and cash equivalents at end of year	$62,556	$15,164	$7,426

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$179	$312	$511
Cash paid during the period for income taxes	$1,998	$—	$50

Supplemental schedule of noncash operating and investing activities:
Preferred stock received from investment in unconsolidated business	$481	$1,311	$—
Sale of land and equipment for note receivable	$—	$380	$—

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. For comparability purposes, the assets of Fielder’s Choice Direct (“FCD”) and the liabilities assumed by the buyer of FCD have been reclassed as of May 28, 2006 in the accompanying Consolidated Balance Sheets (see Note 2).

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

Concentrations of Risk

Cash and cash equivalents, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses. The recorded amounts for these financial instruments approximate their fair value.

Several of the raw materials used to manufacture the Company’s products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers and substrate materials for the production of Intelimer packaging used on a multitude of Apio value-added products.

During the fiscal year ended May 27, 2007, sales to the Company’s top five customers accounted for approximately 50% of total revenue, with the top customers, Costco Wholesale Corporation and Sam’s Club from the Food Products Technology segment, accounted for approximately 21% and 10%, respectively, of total revenues. In addition, approximately 22% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 5% of total revenues. As of May 27, 2007, Costco Wholesale Corporation and Sam’s Club represented approximately 20% and 11%, respectively, of total accounts receivable.

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

During the fiscal year ended May 28, 2006, sales to the Company’s top five customers accounted for approximately 46% of total revenue, with the top customers, Costco Wholesale Corporation and Sam’s Club from the Food Products Technology segment, accounted for approximately 16% and 10%, respectively, of total revenues. In addition, approximately 22% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 6% of total revenues. As of May 28, 2006, Costco Wholesale Corporation and Sam’s Club represented approximately 20% and 11%, respectively, of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, notes receivable and lines of credit, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 27, 2007.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and sales discounts. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The changes in the Company’s allowances for doubtful accounts are summarized in the following table (in thousands).

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended May 29, 2005
Allowance for doubtful accounts receivable and notes receivable	$458	$69	$(182)	$345
Year ended May 28, 2006
Allowance for doubtful accounts receivable and notes receivable	$345	$10	$(135)	$220
Year ended May 27, 2007
Allowance for doubtful accounts receivable and notes receivable	$220	$64	$(78)	$206

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

Prior to November 1, 1999, the Company recognized noncancellable, nonrefundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective November 1, 1999, the Company changed its method of accounting for noncancellable, nonrefundable license fees to recognize such fees over the research and development period of the agreement, as well as the term of any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 104. In the fiscal year ended October 29, 2000, the Company recorded a charge of $1.9 million related to the cumulative effect of the change in accounting principle. The cumulative effect was initially recorded as deferred revenue and was being recognized as revenue over the research and development period or supply period commitment of the agreement. During the year ended October 29, 2000, the impact of the change in accounting was to increase the net loss by approximately $1.5 million which was comprised of the $1.9 million cumulative effect of the change as described above, net of $374,000 of the related deferred revenue which was recognized as “recycled” revenue during 2000. “Recycled” revenue refers to revenue that had previously been recognized as licensing revenue in the Company’s financial statements, but as a result of the Company’s adoption of SAB 104, was reversed through a cumulative effect of a change in accounting in fiscal year 2000 and is now being recognized as revenue over the research and development period and/or the supply period commitment of the agreement, whichever is longer.

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

Other Accounting Policies and Disclosures

Cash and Cash Equivalents

The Company records all highly liquid securities with maturities of three months or less from date of purchase as cash equivalents. Cash equivalents consist mainly of short-term commercial paper, money market funds and U.S. Treasuries.

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 27, 2007 and May 28, 2006 inventories consisted of (in thousands):

	May 27, 2007	May 28, 2006
Finished goods	$2,273	$2,193
Raw materials	4,527	3,764
Work in process	─	177
Inventories, net	$6,800	$6,134

If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense

Prior to the sale of FCD on December 1, 2006, the Company deferred certain costs related to direct-response advertising of Landec Ag’s hybrid corn seeds. Such costs were amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. The advertising expense for the Company for fiscal years 2007, 2006 and 2005 was $205,000, $1.6 million and $2.2 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at May 27, 2007 and May 28, 2006 was zero and $61,000, respectively.

Notes and Advances Receivable

Apio has made advances to produce growers for crop and harvesting costs and to the buyer of the fruit processing facility. Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties. Typically these advances are paid off within the growing season (less than one year) from harvested crops. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC (formerly known as Apio Fresh) for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable, and the note receivable from advances for ground lease payments, and crop and harvesting costs are classified as related party in the accompanying financial statements as of May 27, 2007 and May 28, 2006 and for the years ended May 27, 2007, May 28, 2006 and May 29, 2005.

Apio leases, for approximately $504,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the years ended May 27, 2007, May 28, 2006 and May 29, 2005, the Company subleased all of the land leased from the Apio CEO and received sublease income of $504,000, $554,000 and $1.0 million, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During fiscal years 2007, 2006 and 2005, the Company recognized revenues of $83,000, $103,000 and $238,000, respectively, from the sale of products to Beachside Produce and royalty revenues of $249,000, $264,000 and $233,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying Consolidated Balance Sheets as of May 27, 2007 and May 28, 2006.

In addition, the Apio CEO has a 6% ownership interest in Apio Cooling LP, a limited partnership in which Apio is the general partner with a 60% ownership interest. Included in minority interest as of May 27, 2007 and May 28, 2006 is $227,000, and $237,000, respectively, related to the Apio CEO’s ownership interest.

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

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives. The Company capitalized zero and $226,000 of software development costs during the years ended May 27, 2007 and May 28, 2006, respectively.

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

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During fiscal year 2007, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management using the services of an independent appraiser. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of May 27, 2007.

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

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Deferred Revenue

Cash received in advance of services performed (principally revenues related to upfront license fees) are recorded as deferred revenue. At May 27, 2007, $10.3 million has been recognized as a liability for deferred license fee revenues associated with the Monsanto transactions (Note 2) and $160,000 for advances on ground lease payments from growers.

At May 28, 2006, $600,000 has been recognized as a liability for deferred license fee revenues and $211,000 for advances on ground lease payments from growers.

Minority Interest

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.8 million, at May 27, 2007 is comprised of $1.6 million of limited partners’ interest in Apio Cooling LP and $261,000 of third party ownership in Apio. The minority interest balance of $1.8 million at May 28, 2006 is comprised of $1.5 million of limited partners’ interest in Apio Cooling LP and $296,000 of third party ownership in Apio.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Per Share Information

Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common share outstanding. Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted common equivalent shares consist of stock options using the treasury stock method.

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 27, 2007	Fiscal Year Ended May 28, 2006	Fiscal Year Ended May 29, 2005
Numerator:
Net income	$29,189	$8,651	$5,402
Less: Minority interest in income of subsidiary	(778)	(556)	(294)
Net income for diluted net income per share	$28,411	$8,095	$5,108

Denominator:
Weighted average shares for basic net income per share	25,260	24,553	23,705
Effect of dilutive securities:
Stock options	1,298	1,104	909
Weighted average shares for diluted net income per share	26,558	25,657	24,614

Diluted net income per share	$1.07	$0.32	$0.21

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Options to purchase 81,030, 276,313 and 622,452 shares of Common Stock at a weighted average exercise price of $8.86, $6.70 and $6.78 per share were outstanding during fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s consolidated financial statements as of May 28, 2006 and May 29, 2005, and for the fiscal years then-ended, were accounted for under the provisions of APB 25. During the fiscal year ended May 27, 2007, the Company recognized stock-based compensation expense of $615,000 which included $160,000 for restricted stock unit awards and $455,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

Fiscal Year Ended May 27, 2007
Research and development	$82,000
Sales, general and administrative	$533,000
Total stock-based compensation expense	$615,000

1.  Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes option pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating and recognizing the fair value of stock-based compensation arrangements to the straight-line, single-option method. Compensation expense for all stock option and restricted stock awards granted prior to May 29, 2006 will continue to be recognized using the straight-line, multiple-option method. In addition, SFAS 123R requires the estimation of the expected forfeitures of stock-based awards at the time of grant. As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. In the pro-forma information required under SFAS 123R for periods prior to May 29, 2006, the Company accounted for forfeitures as they occurred.

Valuation Assumptions

As of May 27, 2007, May 28, 2006 and May 29, 2005, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Landec Employee Stock Options
	Fiscal Year Ended May 27, 2007	Fiscal Year Ended May 28, 2006	Fiscal Year Ended May 29, 2005
Expected life (in years)	4.27	4.58	4.38
Risk-free interest rate	5.08%	4.37%	3.70%
Volatility	0.51	0.52	0.57
Dividend yield	0%	0%	0%

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 is a result of basing the volatility on Landec's stock price.

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 was $4.15, $3.36 and $3.54 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 was $2.19, $2.19 and $1.98 per share, respectively.

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

	Year Ended	Year Ended
	May 28,	May 29,
	2006	2005
Net income - as reported	$8,651	$5,402
Deduct:
Stock-based employee expense determined under SFAS 123	(1,160)	(1,511)
Pro forma net income	$7,491	$3,891

Basic net income per share - as reported	$0.35	$0.23
Diluted net income per share - as reported	$0.32	$0.21

Basic pro forma net income per share	$0.31	$0.16
Diluted pro forma net income per share	$0.27	$0.15

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of SFAS 157 on its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN No. 48 will be effective for the Company commencing at the start of fiscal 2008, May 28, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements, however, the Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s consolidated financial statements.

2. Sale of Fielder’s Choice Direct and License Agreement

On December 1, 2006, Landec sold its direct marketing and sales seed company FCD, which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc. (ASI), a wholly owned subsidiary of Monsanto Company. The acquisition price for FCD was $50 million in cash paid at the close. In addition, the Company could have earned up to an additional $5 million based on FCD results for the twelve months ended May 31, 2007. None of the earn-out was earned. During the fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management with the assistance of an independent appraiser.

The following summarizes sales proceeds allocated to the technology license agreement and the net income from the sale of FCD (in thousands):

Cash received at close	$50,000
Fair market value of FCD	40,000
Proceeds allocated to technology license agreement (1)	$10,000

Fair market value of FCD	$40,000
Less: Cost basis of assets sold net of liabilities assumed (2)	(14,856)
Less: Direct expenses of sale	(557)
Net gain from sale of FCD	24,587
Less: Bonuses paid to employees as a result of the sale	(1,918)
Income from sale of FCD	$22,669

(1)	Represents a deferred gain at the closing date which will be recognized as revenue over 5 years as described below.

(2)	Included in assets held for sale in the accompanying Consolidated Balance Sheets at May 28, 2006 is $5.4 million in cash which was retained by the Company upon the close of the sale of FCD.

As a result of the sale of FCD, the Company recorded an income tax expense of $2.5 million in fiscal year 2007 for state income taxes and federal AMT.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto Company for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology at any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the fiscal year ended May 27, 2007, Landec recognized $2.7 million in revenues and income from the Agreement.

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

2. Sale of Fielder’s Choice Direct and License Agreement (continued)

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

Excluding the $2.7 million in revenues from the Agreement, Landec Ag revenues for the fiscal years 2007 and 2006 were $131,000 and $34.1 million, respectively. The net operating losses for Landec Ag, excluding the income from the sale of FCD and the $2.7 million in license fees from the Agreement, for fiscal year 2007 were $5.8 million compared to net operating income of $353,000 in fiscal year 2006. Landec Ag had cash balances at May 28, 2006 of $5.4 million.

3. Purchase of Heartland Hybrids Assets

On August 29, 2005, Landec Corporation, through its agricultural seed subsidiary, Landec Ag, Inc., acquired the assets of Heartland Hybrids, Inc. (“Heartland”), which is based in Dassel, MN, for $6.0 million. The consideration at closing consisted of 152,186 shares of Landec Common Stock valued at $960,000 and cash of $3.69 million. In addition, the Company incurred $130,000 in acquisition related expenses. The agreement also provides for future payments to the former owners of Heartland of up to $1.35 million. These payments consist of a cash earn-out of $1.2 million based on Heartland achieving certain financial targets for fiscal years 2006 and 2007 and a $150,000 hold back for any post closing adjustments, $100,000 of which was earned and paid in fiscal year 2006, the remaining $50,000 was paid in fiscal year 2007. Heartland operations are included in Landec’s consolidated results of operations commencing August 29, 2005. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair market values, subject to final adjustments predominantly related to earn-out payments. These allocations are based on independent valuations and other studies.

On August 28, 2006 the Company amended the Heartland Asset Purchase Agreement. In accordance with the amendment the Company paid the former owners of Heartland a cash earn out payment of $1.0 million. In exchange for the Company accelerating the earn out payment, the former owners of Heartland agreed to reduce the total potential earn out by $200,000 from the original earn out potential of $1.2 million. The Company recorded $383,000 of the earn out to goodwill during the first quarter of fiscal year 2007, the remaining $617,000 was recorded to goodwill during the Company’s second quarter of fiscal year 2007.

The following is a summary of the purchase price allocation (in thousands):

Net assets and liabilities	$(757)
Customer Base	800
Trademark	1,700
Goodwill	4,187
$5,930

On December 1, 2006, Landec sold its direct marketing and sales seed company FCD, which included the Fielder’s Choice Direct and Heartland Hybrid brands, to ASI (see Note 2).

4.   License Agreements

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company. Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $1.31 million which represents a 19.9% ownership interest in Aesthetic Sciences. The $1.31 million is included in other assets in the accompanying Consolidated Balance Sheet. The $1.56 million of value received under this agreement is recorded as licensing revenue in fiscal year 2006 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone. On November 22, 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and is recorded as licensing revenue for fiscal year 2007 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.

On March 14, 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. Landec received an upfront licensing fee of $800,000 at close and will receive up to an additional $1.6 million of license payments that will be paid in quarterly installments of $200,000 each during years two and three of the agreement for the exclusive rights to use Landec's Intelimer materials technology in specific fields worldwide. The first installment for $200,000 was received during the fourth quarter of fiscal year 2007. In addition, Landec received at close $100,000 for technology transfer work that was performed by Landec prior to May 28, 2006. Landec will provide research and development support to Air Products for three years with a mutual option for two additional years. The license fees will be recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, Landec will receive 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials. The Company recognized $300,000 in license revenues under this agreement during the fourth quarter of fiscal year 2006 and $800,000 during fiscal year 2007. The Company also recognized $20,000 during the fourth quarter of fiscal year 2007 for its share of gross profit realized from April 1, 2007 through May 27, 2007.

5.   Purchase and Sale of Fruit Land

On January 14, 2005, the Company entered into an agreement to purchase approximately 155 acres of fruit land from an individual for $812,500. This amount was paid to the seller through the funding of an escrow account on March 23, 2005. In a separate unrelated transaction, on January 31, 2005, the Company entered into an agreement to sell approximately 45 acres of grape land to an individual for $452,500. Upon entering into the agreement, the Company received $28,000 in cash and promissory notes receivable for $424,500. The sale closed on January 3, 2006. During fiscal year 2006, $56,000 of payments were made on the notes receivable. The remaining balance of $368,500 was paid in full during fiscal year 2007. In another transaction which closed on January 17, 2006, the Company sold to an individual the remaining 110 acres for $936,000 in cash, net of sales commissions. The Company recorded a gain of $160,000 during fiscal year 2006 on these sales.

6.  Insurance Settlement

On August 25, 2006 the Company received a cash payment of $1.6 million from the settlement of insurance claims associated with a fire that occurred at its Dock Resins facility in February 2000. The settlement resulted in the Company recording a reduction to selling, general and administrative expenses of $1.3 million, net of expenses, during the Company’s first quarter of fiscal year 2007. In addition, $381,000 had been placed in escrow pending the outcome of certain disputed professional fees. In September 2006, the Company resolved the fee dispute and paid professional fees of $227,000 from the escrow and received the balance of $154,000 which the Company recorded as a reduction to selling, general and administrative expenses during fiscal year 2007 .

7.  Notes and Advances Receivable

	May 27, 2007	May 28, 2006
Notes and advances receivable at May 27, 2007 and May 28, 2006 consisted of the following (in thousands):
Note receivable due from buyer of fruit processing equipment in annual installments of $98 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets (2)	$205	$413
Note receivable due from grower in annual installments in an amount equal to 50% of net profits realized by borrower from the sale of grapes produced from this property, plus interest at prime (8.00% at May 28, 2006), with final payment due December 31, 2009, secured by a deed of trust (2)	—	380
Advances to a grower under an agricultural sublease in semi-annual installments of $215 through October 31, 2006, to be repaid at $12 per week by withholding proceeds from crop produced on this property (1)	—	156
Note receivable due from grower in annual installments of $33 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured (1)	33	67
Note receivable due from Beachside Produce (related party) in monthly installments of $7 including interest at 5%, with final payment due June 30, 2006, secured by lien and security interest (2)	—	14
Advances to a grower under agricultural subleases in semi-annual installments of $144 and a single installment of $54, to be repaid at $12 per week by withholding proceeds from crop produced on this property. Leases expire October 31, 2009 and August 1, 2007 (1)	140	—
Notes receivable due from growers, with principal and interest of prime rate plus 1.75%, secured by their respective partnership interest in Apio Cooling LP. Payments to be deducted from distributions until notes are paid in full, with balances due December 31, 2008 (1)	—	4
Note receivable due from buyer of fruit trademarks in annual installments of $3 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009 (2)	—	12
Gross notes and advances receivable	378	1,046
Less allowance for doubtful notes	—	(25)
Net notes and advances receivable	378	1,021
Less current portion of notes and advances receivable	(282)	(390)
Non-current portion of notes and advances receivable	$96	$631

(1) Represents notes and advances receivable associated with operating activities.

(2) Represents notes and advances receivable associated with investing activities.

Interest income from interest bearing notes receivable for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 was $52,000, $89,000 and $62,000, respectively.

8.  Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of
	Useful Life	May 27, 2007	May 28, 2006
Land and building	15-30	$16,783	$10,323
Leasehold improvements	3-20	1,031	1,102
Computer, capitalized software, machinery, equipment and auto	3-7	20,383	19,737
Furniture and fixtures	5-7	456	448
Construction in process		204	2,042
Gross property and equipment		38,857	33,652
Less accumulated depreciation and amortization		(18,587)	(16,770)
Net property and equipment		$20,270	$16,882

Depreciation expense for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 was $3.3 million, $3.2 million and $3.4 million, respectively. Equipment under capital leases, which is the security for the related lease obligation, at May 27, 2007 and May 28, 2006 was $104,000 and $103,000, respectively. The related accumulated amortization for equipment under capital leases at May 27, 2007 and May 28, 2006 was $78,000 and $58,000, respectively. Amortization related to capitalized software was $666,000, $661,000 and $742,000, respectively, for fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005. The unamortized computer software costs at May 27, 2007 and May 28, 2006 were $594,000 and $2.1 million, respectively.

9.  Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 by reportable segment, are as follows (in thousands):

	Food Products Technology	Agricultural Seed Technology	Total

Balance as of May 30, 2004	$21,233	$4,754	$25,987
Goodwill changes during the period	—	—	—
Balance as of May 29, 2005	21,233	4,754	25,987
Goodwill acquired during the period	—	3,137	3,137
Reclassed to assets held for sale		(7,876)	(7,876)
Balance as of May 28, 2006	21,233	15	21,248
Goodwill acquired during the period	169	1,050	1,219
Goodwill sold and amortized during the period	—	(1,065)	(1,065)
Balance as of May 27, 2007	$21,402	$—	$21,402

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks	Other	Total
Balance as of May 30, 2004	$11,570	85	$11,655
Amortization expense	—	(27)	(27)
Balance as of May 29, 2005	11,570	58	11,628
Other intangibles acquired	1,700	810	2,510
Reclassed to assets held for sale	(5,042)	(860)	(5,902)
Amortization expense	—	(8)	(8)
Balance as of May 28, 2006	8,228	—	8,228
Amortization expense	—	—	—
Balance as of May 27, 2007	$8,228	$—	$8,228

Amortization expense, including amortization of other assets, for fiscal years 2007, 2006 and 2005 was $0, $0 and $103,000 for Food Products Technology and $0, $8,000 and $1,000 for Agricultural Seed Technology, respectively. Amortization expense, including amortization of other assets, for fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005 was $0, $8,000 and $104,000, respectively.

10. Shareholders' Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 27, 2007 has no outstanding preferred stock.

Common Stock, Stock Purchase Plans and Stock Option Plans

At May 27, 2007, the Company had 2,806,403 common shares reserved for future issuance under Landec stock option plans.

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

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. Under the Plan, 861,038 shares of the Company’s Common Stock (“Shares”) were initially available for awards, and as of May 27, 2007, 705,898 shares were available for awards. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provided that each person who became a non- employee director of the Company, who has not received a previous grant, shall be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first becomes a non-employee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director shall be granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she shall have served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. Options granted under this plan are exercisable and vest upon grant.

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

The New Executive Stock Option Plan authorized the Board of Directors to grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options may be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec's Common Stock on the date the options were granted. Options generally are exercisable upon vesting, generally vest ratably over four years and are subject to repurchase if exercised before being vested.

10.  Shareholders' Equity (continued)

On April 15, 2005, the Board of Directors of the Company approved the accelerated vesting of all unvested options previously granted to employees under the Company’s 1996 Stock Option Plans (collectively, the “Plans”) which have an exercise price greater than $6.25 (the “Acceleration”) the closing price of the Company’s Common Stock on April 15, 2005 in order to avoid recognizing an expense in future periods upon the adoption of SFAS 123R.

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

Employee Stock Purchase Plan. The Company had an employee stock purchase plan which permitted eligible employees to purchase Common Stock, which may not exceed 10% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the Company’s Common Stock at the beginning of the offering period or on the purchase date. The Company issued 869,271 shares under the Employee Stock Purchase Plan prior to it being terminated on June 1, 2006.

Activity under all Landec Stock Option Plans is as follows:

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price (Fair Value)
Balance at May 30, 2004	1,538,545	—	—	3,922,761	$4.81
Granted	(625,000)	—	—	625,000	$6.54
Exercised	—	—	—	(397,772)	$3.80
Forfeited	27,493	—	—	(27,493)	$4.98
Balance at May 29, 2005	941,038	—	—	4,122,496	$5.08

Additional shares reserved	861,038	—	—	—	—
Granted	(83,333)	833	$7.53	82,500	$6.68
Exercised	—	—	—	(1,027,718)	$5.83
Forfeited	59,762	—	$7.53	(59,762)	$6.36
Terminated plans	(920,800)	—	—	—	—
Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85

Granted	(153,335)	38,335	$8.86	115,000	$8.86
Exercised	—	—	—	(1,163,234)	$4.72
Forfeited	8,778	(833)	$7.53	(7,945)	$4.93
Plan shares expired	(6,417)	—	—	—	—
Balance at May 27, 2007	706,731	38,335	$8.86	2,061,337	$5.14

Included in exercises for fiscal year 2007 are 207,112 options that were exercised through a net share settlement transaction (no cash) to pay for the exercise price of the options and the related taxes due on the exercise.

10. Shareholders' Equity (continued)

The following table summarizes information concerning stock options outstanding and exercisable at May 27, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in years)	(in years)
$1.660 - $3.250	289,393	5.08	$2.91	$3,082,035	288,767	$2.91	$3,075,369
$3.375 - $3.375	278,000	3.53	$3.38	$2,830,040	278,000	$3.38	$2,830,040
$3.400 - $3.700	206,146	3.20	$3.47	$2,080,013	205,832	$3.47	$2,076,845
$3.750 - $4.938	217,323	3.54	$4.48	$1,973,293	217,323	$4.48	$1,973,293
$5.000 - $6.125	165,503	1.95	$5.51	$1,332,299	159,565	$5.50	$1,286,094
$6.130 - $6.130	262,000	4.98	$6.13	$1,946,660	187,000	$6.13	$1,389,410
$6.450 - $6.750	340,000	4.49	$6.68	$2,339,200	340,000	$6.68	$2,339,200
$6.790 - $8.860	302,972	6.92	$7.75	$1,760,267	243,937	$7.49	$1,480,698
$1.660 - $8.860	2,061,337	4.43	$5.14	$17,343,807	1,920,424	$4.99	$16,450,949

At May 27, 2007 and May 28, 2006 options to purchase 1,920,424 and 2,934,930 shares of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.56 on  May 25, 2007, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 27, 2007, was approximately 1.9 million shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2007 was $8.8 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 27, 2007:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 28, 2006	182,586	$2.43	833	$7.53
Granted	115,000	$4.05	38,335	$8.32
Vested/Awarded	(148,728)	$2.44	—	—
Forfeited	(7,945)	$3.27	(833)	$7.53
Unvested at May 27, 2007	140,913	$3.70	38,335	$8.32

As of May 27, 2007, there was $691,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.28 years.

As of May 27, 2007 the Company had reserved 2.8 million shares of common stock for future issuance under its current and former stock plans.

10. Shareholders' Equity (continued)

Landec Ag Stock Plan. Under the 1996 Landec Ag Stock Plan, the Board of Directors of Landec Ag could have granted stock purchase rights, incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options may be no less than 85%, 100% and 85%, respectively, of the fair market value of Landec Ag’s common stock as determined by Landec Ag’s Board of Directors. 2,000,000 shares were authorized to be issued under this plan. Options generally were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. The Landec Ag Stock Plan terminated on January 1, 2006.

The following table summarizes activity under the Landec Ag Stock Option.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at May 30, 2004	414,068	1,259,850	$0.41

Options granted	—	—	—
Options exercised	—	(503,895)	$0.10
Options forfeited	165,855	(165,855)	$1.00
Balance at May 29, 2005	579,923	590,100	$0.71

Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	52,313	(52,313)	$0.94
Expired in Plan	(632,236)	—	—
Balance at May 28, 2006	—	537,787	$0.69

Options granted	—	—	—
Options exercised	—	(59,462)	$0.24
Options forfeited	—	(625)	$1.00
Repurchased by Landec	—	(477,700)	$5.62
Balance at May 27, 2007	—	—	—

Apio Stock Plan. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio may grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options may be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 27, 2007, options for 2.0 million shares are outstanding under the 1999 Plan at an exercise price of $2.10 per share.

In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 27, 2007, options for 215,500 shares are outstanding under the 2000 Plan at an exercise price of $2.10 per share.

10. Shareholders' Equity (continued)

The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at May 30, 2004	1,563,472	2,386,779	$2.10

Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	59,457	(59,457)	$2.10
Balance at May 29, 2005	1,622,929	2,327,322	$2.10

Options granted	—	—	—
Options exercised	—	(50,158)	$2.10
Options forfeited	8,469	(8,469)	$2.10
Balance at May 28, 2006	1,631,398	2,268,695	$2.10

Options granted	—	—	—
Options exercised	—	(24,500)	$2.10
Options forfeited	28,695	(28,695)	$2.10
Balance at May 27, 2007	1,660,093	2,215,500	$2.10

At May 27, 2007, options to purchase 2,215,500 shares of Apio common stock were vested. As of May 27, 2007, the Company had 3,875,593 common shares reserved for future issuance under the Apio stock option plans.

11.  Debt

Revolving Debt

On November 1, 2005, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2007. In addition, the line was reduced from $10.0 million to $7.0 million and outstanding amounts under the line of credit now bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75% (7.07% at May 27, 2007). The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At May 27, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance or obtained waivers for loan covenants since the inception of this loan.

On August 29, 2006, Landec Ag amended and restated its revolving line of credit with Old National Bank which increased the line from $7.5 million to $10 million. In conjunction with the sale of FCD to ASI on December 1, 2006 (see Note 2 of Notes to Consolidated Financial Statements), Landec Ag’s line of credit was paid in full by ASI and subsequently terminated.

11. Debt (continued)

Long-Term Debt

Long-term debt consists of the following (in thousands):

	May 27,	May 28,
	2007	2006
Note payable of Apio to a commercial finance company; due in monthly installments of $13 including variable interest currently at 7.23% with final payment due December 2019	$—	$1,338
Note payable of Apio to a bank; due in monthly installments of $8 including variable interest currently at 7.76% with final payment due December 2015	—	630
Capitalized lease obligations in monthly installments of $2 with an interest rate of 5.90% with final payment due August 2008	28	50
	28	2,018
Less current portion	28	(2,018)
	$—	$—

The revolving note agreement contains various financial covenants including minimum fixed coverage ratio, minimum current ratio, minimum adjusted net worth and maximum leverage ratios.

Landec has pledged substantially all of Apio’s assets to secure their revolving debt.

12. Income Taxes

The Company recorded an income tax provision based on the federal alternative minimum tax rate of $623,000 and state taxes of $1.833 million for a total tax amount of $2.5 million for the fiscal year ended May 27, 2007, $11,000 for the fiscal year ended May 28, 2006 and $6,000 for the fiscal year ended May 29, 2005. For fiscal years 2006 and 2005 the income tax expense is included in other expense in the accompanying Consolidated Statements of Income as the amounts are not material.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 27, 2007	Year Ended May 28, 2006	Year Ended May 29, 2005
Provision at U.S. statutory rate (1)	$11,076	$2,949	$1,839
State income taxes, net of federal benefit	1,818	506	315
Change in valuation allowance	(10,026)	(3,788)	(2,017)
Tax credit carryforwards	(78)	375	(200)
Other	(334)	(31)	69
Total	$2,456	$11	$6

(1) Statutory rate was 35% for fiscal year 2007 and 34% for fiscal years 2006 and 2005.

As of May 27, 2007, the Company had federal and state net operating loss carryforwards of approximately $6.8 million and $100,000, respectively. These losses expire in different periods through 2025, if not utilized. The Company also had federal and state tax credit carryforwards of approximately $1.2 million and $800,000, respectively. The research and development tax credit carryforwards expire in different periods through 2026 for federal purposes and have an unlimited carryforward period for state purposes. The other state tax credit carryforwards expire in different periods through fiscal year 2013.

12. Income Taxes (continued)

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets are as follows (in thousands):

	May 27,	May 28,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,385	$14,900
Research and AMT credit carryforwards	2,495	2,100
Capitalized research and development	40	100
Other - net	(2,546)	(4,700)
Net deferred tax assets	2,374	12,400
Valuation allowance	(2,374)	(12,400)
Net deferred tax assets	$—	$—

Included in the other net deferred tax assets at May 27, 2007 is approximately $4.2 million of deferred tax liabilities that primarily relate to book/tax basis differences in fixed assets and intangibles.

Due to the Company’s limited tax basis earnings history, the net deferred tax asset has been fully offset by a valuation allowance. The change in the valuation allowance was a decrease of $10 million and $3.5 million for the fiscal years ended May 27, 2007 and May 28, 2006, respectively, and an increase of $700,000 the fiscal year ended May 29, 2005. Approximately $800,000 of the valuation allowance for deferred tax assets as of May 27, 2007 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

 13. Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2010. The approximate future minimum lease payments under these operating leases, excluding land leases, at May 27, 2007 are as follows (in thousands):

Amount
FY2008	$535
FY2009	352
FY2010	180
FY2011	29
FY2012	—
$1,096

Rent expense for operating leases, including month to month arrangements was $1.4 million for the fiscal year ended May 27, 2007, $1.4 million for the fiscal year ended May 28, 2006 and $1.6 million for the fiscal year ended May 29, 2005

13. Commitments and Contingencies (continued)

Land Leases

Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2009. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through October 2009. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 27, 2007 are $766,000 through fiscal year 2010.

Rent income for land leases net of sublease rents, including month to month arrangements was $0 for the fiscal year ended May 27, 2007 and $25,000 for the fiscal year ended May 28, 2006. Rent expense for land leases net of sublease rents, including month to month arrangements was $51,000 for the fiscal year ended May 29, 2005.

Employment Agreements

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $631,000 at May 27, 2007 and $506,000 at May 28, 2006.

Licensing Agreement

In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2008 through 2012.

Purchase Commitments

At May 27, 2007, the Company was committed to purchase $1.9 million of produce during fiscal year 2008 in accordance with contractual terms. Payments of $2.1 million were made in fiscal year 2007 under these arrangements.

14.  Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees.

Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary. In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary.  In June 2006, the Company again amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005, the Company contributed $401,000, $335,000 and $294,000, respectively, to the Landec Plan.

15.  Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Agricultural Seed Technology segment. The Food Products Technology segment markets and packs produce and specialty packaged fresh-cut vegetables that incorporate the Intelimer packaging technology for the fresh-cut and whole produce industry through its Apio subsidiary. Prior to the sale of FCD to ASI on December 1, 2006 (Note 2), the Agricultural Seed Technology segment marketed and distributed hybrid seed corn to the farming industry and as a result of the license agreement with Monsanto is still selling seed coatings using Landec’s proprietary Intellicoat seed coatings through Landec Ag and other seed companies. The Corporate and Other segment includes the operations from the Company's Technology Licensing/Research and Development business and corporate operating expenses. The Food Products Technology and Agricultural Seed Technology segments include charges for corporate services allocated from the Corporate and Other segment. Corporate and Other amounts include non-core operating activities, corporate operating costs and net interest expense. Virtually all of the Company’s international sales are to Asia. Operations and identifiable assets by business segment consisted of the following (in thousands):

Fiscal Year Ended May 27, 2007	Food Products Technology	Agricultural Seed Technology	Corporate and Other	TOTAL
Net sales	$206,180	$2,831	$1,487	$210,498
International sales	$46,406	$—	$—	$46,406
Gross profit	$28,252	$2,647	$1,487	$32,386
Net income (loss)	$10,916	$17,174	$1,099	$29,189
Identifiable assets	$93,985	$2,577	$44,806	$141,368
Depreciation and amortization	$2,684	$474	$102	$3,260
Capital expenditures	$6,277	$477	$28	$6,782
Interest income	$751	$45	$1,149	$1,945
Interest expense	$80	$171	$—	$251
Income tax expense	$918	$1,446	$92	$2,456

Fiscal Year Ended May 28, 2006
Net sales	$194,816	$34,096	$3,041	$231,953
International sales	$50,337	$—	$—	$50,337
Gross profit	$26,853	$10,439	$2,752	$40,044
Net income (loss)	$9,128	$(1,387)	$910	$8,651
Identifiable assets	$83,531	$32,613	$2,881	$119,025
Depreciation and amortization	$2,572	$533	$98	$3,203
Capital expenditures	$4,263	$439	$44	$4,746
Interest income	$502	$75	$56	$633
Interest expense	$300	$152	$—	$452
Income tax expense	$—	$—	$—	$—

Seven Months Ended May 29, 2005
Net sales	$179,157	$25,648	$425	$205,230
International sales	$48,773	$—	$—	$48,773
Gross profit	$22,195	$9,448	$329	$31,972
Net income (loss)	$5,621	$(316)	$97	$5,402
Identifiable assets	$72,511	$22,711	$4,853	$100,075
Depreciation and amortization	$2,890	$472	$105	$3,467
Capital expenditures	$3,134	$426	$98	$3,658
Interest income	$130	$57	$27	$214
Interest expense	$305	$109	$—	$414
Income tax expense	$—	$—	$—	$—

16. Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2007, 2006 and 2005 (in thousands, except for per share amounts):

FY 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2007
Revenues	$51,147	$55,194	$52,956	$51,201	$210,498
Gross profit	$5,556	$8,276	$9,091	$9,463	$32,386
Net income	$14	$108	$24,644	$4,423	$29,189
Net income per basic share	$0.00	$0.00	$0.97	$0.17	$1.16
Net income per diluted share	$0.00	$0.00	$0.92	$0.16	$1.07

FY 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2006
Revenues	$49,705	$53,712	$57,249	$71,287	$231,953
Gross profit	$6,590	$7,089	$11,415	$14,950	$40,044
Net (loss) income	$(521)	$(1,037)	$3,514	$6,695	$8,651
Net (loss)/income per basic share	$(0.02)	$(0.04)	$0.14	$0.27	$0.35
Net (loss)/income per diluted share	$(0.02)	$(0.04)	$0.13	$0.24	$0.32

FY 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2005
Revenues	$46,854	$50,672	$51,532	$56,172	$205,230
Gross profit	$5,741	$5,997	$9,242	$10,992	$31,972
Net (loss) income	$(692)	$(808)	$2,293	$4,609	$5,402
Net (loss)/income per basic share	$(0.03)	$(0.03)	$0.10	$0.19	$0.23
Net (loss)/income per diluted share	$(0.03)	$(0.03)	$0.09	$0.17	$0.21

(b) Index of Exhibits.

Exhibit Number:	Exhibit Title

2.3
Form of Agreement and Plan of Merger and Purchase Agreement by and among the Registrant, Apio, Inc. and related companies and each of the respective shareholders dated as of November 29, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 2, 1999.

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

3.3	Certificate of Determination of Series A Preferred Stock, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

3.4	Certificate of Determination of Series B Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2001.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

Exhibit Number:	Exhibit Title

10.5*
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

Exhibit Number:	Exhibit Title

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

10.45*
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

10.53*	1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended May 25, 2003.

10.56	Form of Notice regarding acceleration of stock option vesting , incorporated herein by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

10.59
Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005, incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2005.

10.63
License and research and development agreement between the Registrant and Air Products and Chemical, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.64	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.65	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.66
Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.67	Form of Stock Unit Agreement for 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.68	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.70
Stock Purchase Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and American Seeds, Inc. incorporated herein by reference to Exhibit 10.70 to the Registrant’s Current Report on Form 8-k dated December 6, 2006.

10.71
License, Supply and R&D Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and Monsanto Company incorporated herein by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-k dated December 6, 2006.

10.72*	2008 Cash Bonus Plan incorporated herein by reference to the Registrant’s Current Report on Form 8-k dated May 22, 2007.

21.1	Subsidiaries of the Registrant

	Subsidiary	State of Incorporation
	Landec Ag, Inc.	Delaware
	Apio, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1+	Power of Attorney - See page 77

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 15(b) of Form 10-K.

+	Filed herewith.

#
Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted and separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on July 27, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary T. Steele	President and Chief Executive Officer
Gary T. Steele	and Director (Principal Executive Officer)	July 27, 2007

/s/ Gregory S. Skinner	Vice President of Finance and Administration and
Gregory S. Skinner	Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2007

/s/ Nicholas Tompkins	Chief Executive Officer of Apio, Inc.,
Nicholas Tompkins	Senior Vice President and Director	July 27, 2007

/s/ Robert Tobin
Robert Tobin	Director	July 27, 2007

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	July 27, 2007

/s/ Frederick Frank
Frederick Frank	Director	July 27, 2007

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	July 27, 2007

/s/ Richard S. Schneider, Ph.D
Richard S. Schneider, Ph.D	Director	July 27, 2007

/s/ Kenneth E. Jones
Kenneth E. Jones	Director	July 27, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See page 77.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.