Form 10-Q
period 2007-08-26
LANDEC CORP \CA\
filed 2007-09-28
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 26, 2007, or

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

Yes ☐  No ☒

As of September 14, 2007, there were 26,047,744 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 26, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 26, 2007	May 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,250	$62,556
Accounts receivable, less allowance for doubtful accounts of $209 and $206 at August 26, 2007 and May 27, 2007	17,643	17,631
Accounts receivable, related party	618	554
Inventories, net	7,800	6,800
Notes and advances receivable	147	282
Prepaid expenses and other current assets	1,558	1,316
Total Current Assets	74,016	89,139

Property and equipment, net	19,790	20,270
Goodwill, net	22,506	21,402
Trademarks, net	8,228	8,228
Notes receivable	96	96
Other assets	2,429	2,233
Total Assets	$127,065	$141,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,259	$13,705
Related party accounts payable	466	175
Income taxes payable	482	458
Accrued compensation	1,224	3,126
Other accrued liabilities	1,626	1,340
Related party note payable	156	—
Deferred revenue	2,698	3,491
Total Current Liabilities	22,911	$22,295

Related party note payable	76	—
Deferred revenue	6,500	7,000
Minority interest	1,477	1,845
Total Liabilities	30,964	31,140
Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,046,862 and 25,891,168 shares issued and outstanding at August 26, 2007 and May 27, 2007, respectively	130,455	129,560
Accumulated deficit	(34,354)	(19,332)
Total Shareholders’ Equity	96,101	110,228
Total Liabilities and Shareholders’ Equity	$127,065	$141,368

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 26,	August 27,
	2007	2006
Revenues:
Product sales	$59,800	$50,046
Services revenue, related party	1,075	843
License fees	1,581	200
Royalty revenues, related party	32	50
Research, development and royalty revenues	171	8
Total revenues	62,659	51,147

Cost of revenue:
Cost of product sales	51,592	43,288
Cost of product sales, related party	1,212	1,549
Cost of services revenue	881	754
Total cost of revenue	53,685	45,591

Gross profit	8,974	5,556

Operating costs and expenses:
Research and development	822	784
Selling, general and administrative	4,546	4,902
Total operating costs and expenses	5,368	5,686
Operating income (loss)	3,606	(130)

Interest income	781	236
Interest expense	(8)	(70)
Minority interest expense	(120)	(18)
Other expense	—	(4)
Net income before taxes	4,259	14

Income tax expense	(1,182)	—
Net income	$3,077	$14

Basic net income per share	$0.12	$0.00

Diluted net income per share (Note 4)	$0.11	$0.00

Shares used in per share computation
Basic	25,937	24,936
Diluted	26,911	24,936

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months Ended
	August 26,	August 27,
	2007	2006
Cash flows from operating activities:
Net income	$3,077	$14
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	716	886
Income tax expense	1,132	—
Stock-based compensation expense	325	246
Loss on sale of property and equipment	—	4
Minority interest	120	78
Changes in current assets and current liabilities:
Accounts receivable, net	(12)	2,483
Accounts receivable, related party	(64)	(64)
Inventories, net	(1,000)	(2,039)
Issuance of notes and advances receivable	(2)	—
Collection of notes and advances receivable	141	168
Prepaid expenses and other current assets	(242)	(189)
Accounts payable	2,554	(1,000)
Related party accounts payable	291	(70)
Income taxes payable	24	—
Accrued compensation	(1,902)	(2,302)
Other accrued liabilities	291	10
Deferred revenue	(1,293)	(151)
Net cash provided by (used in) operating activities	4,156	(1,926)

Cash flows from investing activities:
Purchases of property and equipment	(236)	(2,342)
Issuance of notes and advances receivable	(4)	(15)
Collection of notes and advances receivable	—	14
Net cash used in investing activities	(240)	(2,343)

Cash flows from financing activities:
Proceeds from sale of common stock	570	373
Proceeds from the exercise of subsidiary options	—	9
Repurchase of subsidiary common stock and options (Note 6)	(20,596)	—
(Increase) decrease in other assets	(196)	65
Issuance of related party note payable (Note 9)	232	—
Payments on long term debt	(5)	(1,973)
Payments to minority interest holders	(227)	(361)
Net cash used in financing activities	(20,222)	(1,887)

Net decrease in cash and cash equivalents	(16,306)	(6,156)
Cash and cash equivalents at beginning of period	62,556	20,519
Cash and cash equivalents at end of period	$46,250	$14,363
Supplemental schedule of noncash operating activities:
Income tax expense	$1,132	$—
Preferred stock received from investment in unconsolidated business	$—	$481

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

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 26, 2007 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

The results of operations for the three months ended August 26, 2007 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business.

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

Recent Accounting Pronouncements

Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an Amendment of FASB Statement No. 115. SFAS No. 159 provides the option to measure, at fair value, eligible financial instrument items using fair value, which are not otherwise required to be measured at fair value. The irrevocable decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis. Changes in that instrument's fair value must be recognized in current earnings in subsequent reporting periods. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements, if it elects to measure eligible financial instruments at fair value. The standard is effective for the Company beginning in its fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.	License Agreement with Monsanto Company

On December 1, 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”). The acquisition price for FCD was $50 million in cash paid at the close. During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management with the assistance of an independent appraiser.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (the “Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the three months ended August 26, 2007, Landec recognized $1.35 million in revenues and income from the Agreement.

The Agreement also provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the Agreement or $8 million if Monsanto elects to purchase the technology. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million, or $3.4 million per year, for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase the licensed technology. If Monsanto elects to purchase the technology, an additional $4 million of license fee revenue will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

Landec Ag revenues and operating losses for the three months ended August 27, 2006, prior to the sale of FCD, were $114,000 and $2.5 million or $0.10 per diluted share, respectively.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. In the three months ended August 26, 2007, the Company recognized stock-based compensation expense of $324,668 or $0.01 per basic and diluted share, which included $62,964 for restricted stock unit awards and $261,704 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 26, 2007	Three Months Ended August 27, 2006
Research and development	$31,583	$19,070
Sales, general and administrative	$293,085	$226,842
Total stock-based compensation	$324,668	$245,912

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. Upon the adoption of SFAS 123R, the Company changed its method of calculating and recognizing the fair value of stock-based compensation arrangements to the straight-line, single-option method. Compensation expense for all stock option grants and restricted stock awards granted prior to May 29, 2006, will continue to be recognized using the straight-line, multiple-option method. In addition, SFAS 123R requires the estimation of expected forfeitures of stock-based awards at the time of grant. As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from prior estimates.

Valuation Assumptions

As of August 26, 2007 and August 27, 2006, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	August 26,	August 27,
	2007	2006
Stock option plan:
Risk-free interest rate	5.02%	5.08%
Dividend yield	0%	0%
Volatility	46%	51%
Expected term in years	4.40	4.27

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 27, 2007	706,731	38,335	$8.86	2,061,337	$5.14
Granted	(139,335)	34,835	$13.32	104,500	$13.32
Awarded/Exercised	—	(10,002)	$8.86	(145,692)	$3.90
Forfeited	—	—	$—	—	$—
Balance at August 26, 2007	567,396	6363,168	$11.32	2,020,145	$5.66

The following table summarizes information concerning stock options outstanding and exercisable at August 26, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)
$ 1.660 - $3.250 1	1244,363	4.87	$2.91	$2,683,106	244,363	$2.91	$2,683,106
$ 3.375 - $3.375	258,247	3.28	$3.38	$2,714,176	258,247	$3.38	$2,714,176
$ 3.400 - $3.700	206,146	2.95	$3.47	$2,148,041	206,146	$3.47	$2,148,041
$ 3.375 - $6.125	303,617	2.75	$5.02	$2,693,083	298,617	$5.01	$2,651,719
$ 6.130 - $6.130	262,000	4.73	$6.13	$2,033,120	196,375	$6.13	$1,523,870
$ 6.450 - $6.750	338,300	4.25	$6.68	$2,439,143	338,300	$6.68	$2,439,143
$ 6.790 - $8.860	302,972	6.67	$7.75	$1,860,248	251,020	$7.52	$1,598,997
$ 13.32 - $13.32	104,500	6.84	$13.32	$59,565	30,968	$13.32	$17,652
$ 1.660 - $13.32	2,020,145	4.40	$5.66	$16,630,482	1,824,036	$5.24	$15,776,704

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.89 on August 24, 2007, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of August 26, 2007, was approximately 1.8 million shares. The aggregate intrinsic value of stock options exercised during the three month period ended August 26, 2007, was $1.0 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the three month period ended August 26, 2007:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 27, 2007	140,913	$3.70	38,335	$8.32
Granted	104,500	$5.57	34,835	$12.49
Vested/Awarded	(49,304)	$5.31	(10,002)	$6.30
Forfeited	—	$—	—	$—
Unvested at August 26, 2007	196,109	$4.29	63,168	$8.57

As of August 26, 2007, there was $1.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plan. Total expense is expected to be recognized over the weighted-average period of 1.63 years.

As of August 26, 2007 the Company has reserved 2.7 million shares of common stock for future issuance under its current and former stock plans.

4.	Income Taxes

The estimated annual effective tax rate for fiscal 2008 is expected to be approximately 28%. The primary difference between the estimated annual effective tax rate of 28% and the federal statutory tax rate relates to the projected utilization of net operating loss and credit carryforwards. The provision for income taxes for the three months ended August 26, 2007 was approximately $1.2 million.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective May 28, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the May 28, 2007 balance of retained earnings as the amount was deemed immaterial.

As of May 28, 2007, the Company had unrecognized tax benefits of approximately $277,000. Included in the balance of unrecognized tax benefits as of May 28, 2007 is approximately $259,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of May 27, 2007 and August 26, 2007 as the amounts were immaterial. Accordingly, the amount of interest and penalties included as a component of provision for income taxes in the quarter ended August 26, 2007 is immaterial.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1991 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1996 forward, none of which were individually material. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

5.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months Ended August 26, 2007	Three Months Ended August 27, 2006
Numerator:
Net income	$3,077	$14
Less: Minority interest income of subsidiary	(89)	(114)
Net income (loss) for diluted net income (loss) per share	$2,988	$(100)

Denominator:
Weighted average shares for basic net income per share	25,937	24,936
Effect of dilutive securities:
Stock Options	974	—
Weighted average shares for diluted net income per share	26,911	24,936

Diluted net income per share	$0.11	$(0.00)

For the three months ended August 26, 2007 and August 27, 2006, the computation of the diluted net income (loss) per share excludes the impact of options to purchase 68,901 shares and 1,367,667 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6.	Repurchase of Subsidiary Common Stock and Options

On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date. The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.6 million. After the repurchase, Apio became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this repurchase did not result in additional compensation expense to the Company as all of the common stock and options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value on the date of the repurchase. The repurchase of Apio’s outstanding common stock for $1.1 million was recorded to goodwill. The repurchase of Apio’s options for $19.5 million was recorded as a reduction to retained earnings. In addition, the repurchase resulted in a tax deduction of $19.7 million during the first quarter of fiscal year 2008.

7.	Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During the three months ended August 26, 2007, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of August 26, 2007. As a result of the repurchase of Apio’s outstanding common stock (see Note 6), goodwill increased $1.1 million during the first quarter of fiscal year 2008.

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 26, 2007	May 27, 2007
Finished goods	$4,012	$2,273
Raw material	3,788	4,527
Total	$7,800	$6,800

9.	Related Party

Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues, cost of product sales and the resulting payable and the note receivable from advances for ground lease payments, and crop and harvesting costs, are classified as related party in the accompanying financial statements as of August 26, 2007 and May 27, 2007 and for the three months ended August 26, 2007 and August 27, 2006.

Apio leases, for approximately $289,000 on an annual basis, agricultural land that is either owned, controlled or leased by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three months ended August 26, 2007, the Company subleased all of the land leased from the Apio CEO and received sublease income of $112,000 which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During the three months ended August 26, 2007, the Company recognized revenues of $371,000 from the sale of products to Beachside Produce and royalty revenue of $32,000 from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of August 26, 2007 and May 27, 2007.

At May 27, 2007, the Apio CEO held a 6% ownership interest in Apio Cooling LP (“Apio Cooling”), a limited partnership in which Apio is the general partner and majority owner with a 60% ownership interest. During the first quarter of fiscal year 2008, the Apio CEO withdrew from Apio Cooling. In accordance with the partnership agreement, the Apio CEO’s minority interest will be paid in three annual installments with the first payment made in the second quarter of fiscal year 2008. The amounts due are classified as a related party note payable as of August 26, 2007 in the accompanying financial statements. As of May 27, 2007, the $227,000 owed to the Apio CEO was included in the minority interest liability as the Apio CEO did not withdraw from Apio Cooling until the first quarter of fiscal year 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Comprehensive Loss

The comprehensive income of Landec is the same as net income.

11.	Shareholders’ Equity

During the three months ended August 26, 2007, 155,694 shares of Common Stock were issued upon the vesting of RSUs and upon the exercise of options under the Company’s stock option plans.

12.	Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay® specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Technology Licensing segment consists of licensing agreements for seed coatings using Landec’s patented Intellicoat seed coatings to the farming industry and for the use of the Company’s Intelimer® polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to fiscal year 2008, Landec’s operating segments were Food Products Technology, which has not changed, and Agricultural Seed Technology. As a result of the sale of FCD to Monsanto (see Note 2), the Company has eliminated the Agricultural Seed Technology segment and has established the Technology Licensing segment. As a result, the segment information for the first quarter of fiscal year 2007 has been reclassified to conform with the current year classification. Included in the Technology Licensing segment for the first quarter of fiscal year 2007 are the results of Landec Ag which includes FCD. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in periods prior to fiscal year 2008 it was included in the Corporate.

Operations by Business Segment (in thousands):

Three months ended August 26, 2007	Food Products Technology	Technology Licensing	Corporate	TOTAL
Net revenues	$60,998	$1,661	$—	$62,659
International sales	$19,250	$—	$—	$19,250
Gross profit	$7,313	$1,661	$—	$8,974
Net income (loss)	$3,676	$1,209	$(1,808)	$3,077
Interest expense	$8	$—	$—	$8
Interest income	$223	$—	$558	$781
Depreciation and amortization	$659	$57	$—	$716
Income tax expense	$—	$—	$1,182	$1,182

Three months ended August 27, 2006
Net revenues	$50,825	$322	$—	$51,147
International sales	$13,810	$—	$—	$13,810
Gross profit	$5,354	$202	$—	$5,556
Net income (loss)	$2,426	$(2,667)	$255	$14
Interest expense	$70	$—	$—	$70
Interest income	$192	$—	$44	$236
Depreciation and amortization	$672	$214	$—	$886
Income tax expense	$—	$—	$—	$—

During the three months ended August 26, 2007 and August 27, 2006, sales to the Company’s top five customers accounted for 49% and 51%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 20% for the three months ended August 26, 2007 and 21% for the three months ended August 27, 2006. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

13.	Subsequent Events

On September 24, 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas has been expanded to include additional exclusive fields using Landec’s BreatheWay packaging technology and, a new exclusive license has been added for the sale and marketing of avocados using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas and avocados will increase to $2.9 million in fiscal year 2008 and to $2.2 million in fiscal year 2009. In addition, the minimum gross profits to be received will be divided evenly over each calendar quarter and thus will be due at the end of March, June, September and December of each year.

On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced from either prime less 0.50% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At August 26, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance or obtained waivers for all loan covenants since the inception of this loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I--Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2007. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 27, 2007 filed with the Securities and Exchange Commission on July 27, 2007.

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

Subsequent to the sale of Landec’s former direct marketing and sales seed corn company, Fielder’s Choice Direct (“FCD”), to Monsanto in fiscal year 2007, Landec now has two core businesses – Food Products Technology and Technology Licensing (see note 12).

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

Our Technology Licensing business includes our proprietary Intellicoat seed coating technology which we have licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products outside of our Food Products Technology business to companies such as Air Products and Chemicals, Inc. (“Air Products”) and Nitta Corporation (“Nitta”).

Landec was incorporated in California on October 31, 1986. We completed our initial public offering in 1996 and our Common Stock is listed on The NASDAQ Global Select Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in two core business segments- Food Products Technology and Technology Licensing.

Food Products Technology Business

The Company began marketing in early 1996 our proprietary Intelimer-based specialty packaging for use in the fresh-cut produce market, one of the fastest growing segments in the produce industry. Our proprietary BreatheWay packaging technology, when combined with produce that is processed by washing, and in some cases cut and mixed, results in packaged produce with increased shelf life, reduced shrink (waste) and without the need for ice during the distribution cycle, which we refer to as our “value-added” products. In 1999, we acquired Apio, our largest customer at that time in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio provides year-round access to produce, utilizes state-of-the-art fresh-cut produce processing technology and distributes products to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The vertical integration of Landec’s BreatheWay technology and Apio’s packaging and sales capabilities within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut produce market. The value-added business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores. During the fiscal year ended May 27, 2007, Apio shipped more than seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•
Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 96,000 square foot value-added processing plant, which was expanded in fiscal year 2007 from 60,000 square feet, is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•
Export Capability: Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with its export business, CalEx. Through CalEx, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced 15 new products.

Apio established its Apio Packaging division (formerly know as Apio Tech) in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The technology also includes unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

Apio Packaging’s first program has been concentrated on bananas which was formally consummated when Apio entered into an agreement with Chiquita Brands International, Inc. (“Chiquita”) whereby Apio supplies Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas in selective applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.

The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life - outlets such as quick serve restaurants, convenience stores and coffee chain outlets. Chiquita is currently market testing the sale of bananas packaged with Landec’s BreatheWay technology to retail grocery chains.

The Company recently expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Market test are expected to start within the next twelve months.

Technology Licensing Businesses

The Technology and Market Opportunity: Intellicoat Seed Coatings

Following the sale of FCD, our strategy is to work closely with Monsanto to further develop our patented, functional polymer coating technology that can be broadly sold and/or licensed to the seed industry. In accordance with our license, supply and R&D agreement with Monsanto, we are currently focused on commercializing products for the seed corn market and then plan to broaden the technology to other seed crop applications.

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2007 Pollinator Plus was used by 25 seed companies on approximately 15% of the seed corn production acres in the U.S.

In 2003, Landec commercialized Early Plant® corn by selling the product directly to farmers through the Fielder's Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2007, seven seed companies offered Intellicoat on their hybrid seed corn offerings.

The Technology and Market Opportunity: Intelimer Polymer Applications

We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications. For example, our core patented technology, Intelimer materials, can be used to trigger the release of small molecule drugs, catalysts, pesticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change. In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative agreements for product development and/or distribution in certain fields. However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially hair care products, color cosmetics and lipsticks. The Company's partner, Air Products, is currently shipping products to L’Oreal for use in lotions and creams.

Intelimer Polymer Systems

Landec has developed latent catalysts useful in extending pot-life, extending shelf life, reducing waste and improving thermoset cure methods. Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. through our licensing agreement with Air Products. The rights to develop and sell Landec’s latent catalysts and personal care technologies were licensed to Air Products in March 2006.

Medical Applications

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”) for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide. Landec will receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.8 million which represents a 19.9% ownership interest in Aesthetic Sciences. At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Results of Operations

Revenues (in thousands):

	Three months ended 8/26/07	Three months ended 8/27/06	Change
Apio Value Added	$39,394	$35,030	12%
Apio Packaging	153	13	1077%
Apio Tech. Subtotal	39,547	35,043	13%
Apio Trading	21,451	15,782	36%
Total Apio	60,998	50,825	20%
Tech. Licensing	1,661	322	416%
Total Revenues	$62,659	$51,147	23%

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

The increase in Apio’s value-added revenues for the three months ended August 26, 2007 compared to the same period last year is due to increased sales to existing customers and the addition of new customers. Overall value-added sales volume increased 20% during the first quarter of fiscal year 2008 compared to the same period last year. The increase in value-added sales volumes was higher than the increase in revenues due primarily to the introduction of several new value-added products that have average sales prices that are lower than the average sales prices for other value-added products.

Apio Packaging

Apio Packaging consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Packaging is our banana packaging technology. A large majority of the revenues currently generated from Apio Packaging are revenues derived from our banana packaging program with Chiquita.

The increase in revenues at Apio Packaging during the three months ended August 26, 2007 compared to the same period last year was not material to consolidated Landec revenues.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the first quarter of fiscal year 2008 was $19.3 million or 90% of total trading revenues.

The increase in revenues in Apio’s trading business for the three months ended August 26, 2007 compared to the same period last year was due to a 40% increase in export sales volumes as a result of an increased supply of produce to export.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in Technology Licensing revenues for the three months ended August 26, 2007 compared to the same period of the prior year was primarily due to the licensing revenues from the Monsanto licensing agreement entered into on December 1, 2006.

Gross Profit (in thousands):

	Three months ended 8/26/07	Three months ended 8/27/06	Change
Apio Value Added	$6,103	$4,523	35%
Apio Packaging	119	4	2875%
Apio Tech. Subtotal	6,222	4,527	37%
Apio Trading	1,091	827	32%
Total Apio	7,313	5,354	37%
Tech. Licensing	1,661	202	722%
Total Gross Profit	$8,974	$5,556	62%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2008 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the three months ended August 26, 2007 compared to the same period last year was primarily due to the decreased costs for raw materials in the first quarter of fiscal year 2008 compared to the first quarter of last year . Increased raw material costs in prior periods were primarily attributable to weather related shortages of contracted product during the first quarter of fiscal year 2007 which required Apio to procure supplemental product on the open market at costs significantly above contracted prices. The increase in gross profits was also due in part to the increase in revenues of 12% during the first quarter of fiscal year 2008 compared to the first quarter of last year.

Apio Packaging

The increase in gross profit for Apio Packaging for the three months ended August 26, 2007 compared to the same period last year was not material to consolidated Landec gross profit.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profit for Apio’s trading business during the three months ended August 26, 2007 compared to the same period last year was primarily due to a 36% increase in revenues.

Technology Licensing

The increase in Technology Licensing gross profit for the three months ended August 26, 2007 compared to the same period of the prior year was primarily due to the licensing income from the Monsanto licensing agreement entered into on December 1, 2006.

Operating Expenses (in thousands):

	Three months ended 8/26/07	Three months ended 8/27/06	Change
Research and Development:
Apio	$370	$241	54%
Tech. Licensing	452	543	(17%)
Total R&D	$822	$784	5%

Selling, General and Administrative:
Apio	$3,361	$2,791	20%
Corporate	1,185	2,111	(44%)
Total S,G&A	$4,546	$4,902	(7%)

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. In the Technology Licensing business, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed and on uses for our proprietary Intelimer polymers outside of food and agriculture.

The increase in research and development expenses for the three months ended August 26, 2007 compared to the same period last year was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended August 26, 2007 compared to the same period last year was primarily due to the fact that included in selling, general and administrative expenses for Corporate in the first quarter of fiscal year 2007 was $2.3 million in expenses from Landec’s former direct marketing and sales seed business which was sold to Monsanto in December 2006. These seed related expenses in the first quarter of fiscal year 2007 were partially offset by the recording of net proceeds of $1.3 million from an insurance settlement. This decrease was partially offset by an increase in selling and marketing expenses at Apio during the first quarter of fiscal year 2008 compared to the same period last year.

Other (in thousands):

	Three months ended 8/26/07	Three months ended 8/27/06	Change
Interest Income	$781	$236	231%
Interest Expense	(8)	(70)	(89%)
Minority Interest Exp.	(120)	(18)	567%
Other Expense	—	(4)	N/M
	$653	$144	353%
Income Taxes	$1,182	$—	N/M

Interest Income

The increase in interest income for the three months ended August 26, 2007 compared to the same period last year was primarily due to the increase in cash available for investing.

Interest Expense

The decrease in interest expense during the three months ended August 26, 2007 compared to the same period last year was due to the Company’s reduction of debt.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest for the three months ended August 26, 2007 compared to the first quarter of last year was not material to consolidated Landec net income.

Other

Other consists of non-operating income and expenses.

Income Taxes

The increase in the income tax expense is due to the Company utilizing all of its net operating loss carryforwards and tax credits during fiscal year 2008 for income tax expense purposes which resulted in an estimated effective tax rate for fiscal year 2008 of approximately 28% and therefore the Company recording a tax provision of $1.2 million during the first quarter of fiscal year 2008 for federal and state income taxes.

Liquidity and Capital Resources

As of August 26, 2007, the Company had cash and cash equivalents of $46.3 million, a net decrease of $16.3 million from $62.6 million at May 27, 2007.

Cash Flow from Operating Activities

Landec generated $4.2 million of cash flow from operating activities during the three months ended August 26, 2007 compared to using $1.9 million in operating activities for the three months ended August 27, 2006. The primary sources of cash from operating activities were from generating $3.1 million of net income and from non-cash related expenses of $2.3 million, such as depreciation, income tax expenses not payable and stock based compensation. The sources of cash were partially offset by a decrease in current assets net of current liabilities of $1.2 million. The primary components of this decrease in current assets net of current liabilities was an increase in inventories and correspondingly an increase in accounts payables at Apio due to an increase in operating activities, a decrease in accrued compensation as a result of bonus payments earned in fiscal year 2007 and a decrease in deferred revenue from recognizing revenues associated with the Monsanto purchase of FCD and the Intellicoat license agreement with Monsanto (see Note 2).

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 26, 2007 was $240,000 compared to $2.3 million for the same period last year. The primary uses of cash from investing activities during the first quarter of fiscal year 2008 were for the purchase of $236,000 of property and equipment primarily for the further automation of Apio’s value-added facility.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 26, 2007 was $20.2 million compared to $1.9 million for the same period last year. The primary uses of cash from financing activities during the first quarter of fiscal year 2008 were for the repurchase of all of the outstanding common stock and options of Apio not owned by Landec for $20.6 million (see Note 6).

Capital Expenditures

During the three months ended August 26, 2007, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $236,000 of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. outstanding amounts under the line of credit bear interest at either the prime rate less 0.25% or the LIBOR adjustable rate plus 1.75%. The revolving line of credit with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At August 26, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance or received waivers for all loan covenants since the inception of this loan.

On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.50% or the LIBOR adjusted rate plus 1.50%.

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Historically, Landec Ag has been the primary source of these fluctuations, as its revenues and profits were concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters). In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results, such as the high cost of sourcing product in June/July 2006 and January 2007 due to a shortage of essential value-added produce items. Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our food and/or agricultural operations include:

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the three months ended August 26, 2007, approximately 31% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the three months ended August 26, 2007, sales to our top five customers accounted for approximately 49% of our revenues, with our largest customer, Costco Wholesale Corp. accounting for approximately 20% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

None.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended August 26, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: September 28, 2007