Form 10-Q
period 2007-11-25
LANDEC CORP \CA\
filed 2008-01-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 25, 2007, or

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

Yes ☐ No ☒

As of December 21, 2007, there were 26,090,434 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 25, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
	November 25, 2007	May 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,130	$62,556
Accounts receivable, less allowance for doubtful accounts of $209 and $206 at November 25, 2007 and May 27, 2007	17,656	17,631
Accounts receivable, related party	410	554
Inventories, net	8,420	6,800
Notes and advances receivable	1,575	282
Prepaid expenses and other current assets	1,126	1,316
Total Current Assets	74,317	89,139

Property, plant and equipment, net	20,259	20,270
Goodwill, net	22,535	21,402
Trademarks, net	8,228	8,228
Notes receivable	—	96
Other assets	2,639	2,233
Total Assets	$127,978	$141,368

Current Liabilities:
Accounts payable	$14,088	$13,705
Related party accounts payable	60	175
Income taxes payable	537	458
Accrued compensation	1,629	3,126
Other accrued liabilities	1,593	1,340
Related party note payable	82	—
Deferred revenue	2,138	3,491
Total Current Liabilities	20,127	22,295

Related party note payable	76	—
Deferred revenue	6,000	7,000
Minority interest	1,302	1,845
Total Liabilities	27,505	31,140

Shareholders’ Equity:
Common stock and additional paid in capital, $0.001 par value; 50,000,000 shares authorized; 26,086,434 and 25,891,168 shares issued and outstanding at November 25, 2007 and May 27, 2007, respectively	130,846	129,560
Accumulated deficit	(30,373)	(19,332)
Total Shareholders’ Equity	100,473	110,228
Total Liabilities and Shareholders’ Equity	$127,978	$141,368

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 25,	November 26,	November 25,	November 26,
	2007	2006	2007	2006
Revenues:
Product sales	$56,274	$53,584	$116,075	$103,631
Services revenue, related party	909	831	1,983	1,674
License fees	1,550	681	3,131	881
Research, development and royalty revenues	228	27	399	35
Royalty revenues, related party	—	71	32	121
Total revenues	58,961	55,194	121,620	106,342

Cost of revenue:
Cost of product sales	48,777	45,557	100,369	88,845
Cost of product sales, related party	571	673	1,782	2,222
Cost of services revenue	756	688	1,638	1,442
Total cost of revenue	50,104	46,918	103,789	92,509

Gross profit	8,857	8,276	17,831	13,833

Operating costs and expenses:
Research and development	788	840	1,610	1,624
Selling, general and administrative	4,239	7,289	8,785	12,191
Total operating costs and expenses	5,027	8,129	10,395	13,815
Operating income	3,830	147	7,436	18
Interest income	607	177	1,388	413
Interest expense	(5)	(121)	(13)	(191)
Minority interest expense	(109)	(97)	(229)	(115)
Other income (expense)	—	2	—	(3)
Net income before taxes	4,323	108	8,582	122
Income tax expense	(1,198)	—	(2,380)	—
Net Income	$3,125	$108	$6,202	$122

Basic net income per share	$0.12	$0.00	$0.24	$0.00

Diluted net income (loss) per share (Note 6)	$0.12	$(0.00)	$0.23	$(0.01)
Shares used in per share computation:
Basic	26,070	25,039	26,004	24,988
Diluted	27,020	25,039	26,970	24,988

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 25,	November 26,
	2007	2006
Cash flows from operating activities:
Net income	$6,202	$122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,469	1,766
Income tax expense not payable	2,229	—
Stock-based compensation expense	505	382
Loss on sale of property and equipment	—	29
Minority interest	233	123
Investment in unconsolidated business	—	(481)
Changes in current assets and current liabilities:
Accounts receivable, net	(25)	(532)
Accounts receivable, related party	144	—
Inventories, net	(1,620)	(9,553)
Issuance of notes and advances receivable	(1,592)	(1,427)
Collection of notes and advances receivable	288	221
Prepaid expenses and other current assets	190	1
Accounts payable	383	1,920
Related party accounts payable	(115)	(465)
Income taxes payable	79	—
Accrued compensation	(1,497)	(1,123)
Other accrued liabilities	253	(1)
Deferred revenue	(2,353)	2,248
Net cash provided by (used in) operating activities	4,773	(6,770)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,458)	(4,651)
Acquisition of business and earnout payments	(29)	(1,050)
Issuance of notes and advances receivable	(9)	(27)
Collection of notes and advances receivable	116	161
Net cash used in investing activities	(1,380)	(5,567)
Cash flows from financing activities:
Proceeds from sale of common stock	781	1,017
Proceeds from the exercise of subsidiary options	—	10
Repurchase of subsidiary common stock and options (Note 8)	(20,837)	—
(Increase) decrease in other assets	(406)	67
Borrowings on lines of credit	—	4,941
Payment on related party note payable (Note 11)	(74)	—
Payments on long term debt	—	(1,979)
Distributions to minority interest	(283)	(302)
Net cash (used in) provided by financing activities	(20,819)	3,754
Net decrease in cash and cash equivalents	(17,426)	(8,583)
Cash and cash equivalents at beginning of period	62,556	20,519
Cash and cash equivalents at end of period	$45,130	$11,936
Supplemental schedule of noncash operating activities:
Preferred stock received from investment in unconsolidated business	$—	$481

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company develops Intellicoat® coated seed products through its Landec Ag, Inc. (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia, through its Apio, Inc. (“Apio”) subsidiary.

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 25, 2007 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

The results of operations for the three and six months ended November 25, 2007 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an Amendment of FASB Statement No. 115. SFAS No. 159 (“SFAS No. 159”) provides the option to measure, at fair value, eligible financial instrument items using fair value, which are not otherwise required to be measured at fair value. The irrevocable decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis. Changes in that instrument's fair value must be recognized in current earnings in subsequent reporting periods. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements, if it elects to measure eligible financial instruments at fair value. The standard is effective for the Company beginning in its fiscal year 2009.

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

2. License Agreement with Chiquita Brands International, Inc.

On September 19, 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas has been expanded to include additional exclusive fields using Landec’s BreatheWay packaging technology, and a new exclusive license has been added for the sale and marketing of avocados using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas and avocados will increase to $2.9 million in fiscal year 2008 of which virtually all will be recognized during the second half of fiscal year 2008 and to $2.2 million in fiscal year 2009. In addition, the minimum gross profits to be received are calculated and due on a calendar quarter basis per the terms of the amended agreement. Accordingly, the minimum amounts under the amended agreement will be calculated each calendar quarter and thus will be due at the end of March, June, September and December of each year.

3. License Agreement with Monsanto Company

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (the “Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the three and six months ended November 25, 2007, Landec recognized $1.35 million and $2.7 million, respectively, in revenues and income from the Agreement.

The Agreement also provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the Agreement or $8 million if Monsanto elects to purchase the technology. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec will become due upon the purchase or early termination. If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million, or $3.4 million per year, for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase the licensed technology. If Monsanto elects to purchase the technology, an additional $4 million of license fee revenue will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

Prior to the sale of FCD, Landec Ag revenues for the three and six months ended November 26, 2006 were $17,000 and $131,000, respectively and operating losses for the three and six months ended November 26, 2006, were $3.1 million and $5.5 million, respectively.

4. Stock-Based Compensation

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. In the three and six months ended November 25, 2007, the Company recognized stock-based compensation expense of $181,000 and $505,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $80,000 and $143,000 for restricted stock unit awards and $101,000 and $362,000 for stock option grants, respectively.  In the three and six months ended November 26, 2006, the Company recognized stock-based compensation expense of $136,000 and $382,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $42,000 and $75,000 for restricted stock unit awards and $94,000 and $307,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 25, 2007	Three Months Ended November 26, 2006	Six Months Ended November 25, 2007	Six Months Ended November 26, 2006
Research and development	$39,000	$23,000	$70,000	$42,000
Selling, general and administrative	$142,000	$113,000	$435,000	$340,000
Total amort. of stock-based compensation	$181,000	$136,000	$505,000	$382,000

As of November 25, 2007, there was $1.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.49 years.

During the six months ended November 25, 2007, the Company granted options to purchase 104,500 shares of common stock and 34,835 restricted stock unit awards.

As of November 25, 2007 the Company has reserved 2.6 million shares of common stock for future issuance under its current and former stock plans.

5. Income Taxes

The estimated annual effective tax rate for fiscal 2008 is expected to be approximately 28%. The primary difference between the estimated annual effective tax rate of 28% and the federal statutory tax rate relates to the projected utilization of net operating loss and credit carryforwards. The provision for income taxes for the three and six months ended November 25, 2007 was approximately $1.2 million and $2.4 million, respectively.

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

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of May 27, 2007 and November 25, 2007 as the amounts were immaterial. Accordingly, the amount of interest and penalties included as a component of provision for income taxes in the three and six months ended November 25, 2007 is immaterial.

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

6. Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with minority interest income of subsidiaries (see Note 8) (in thousands, except per share amounts):

	Three Months Ended November 25, 2007	Three Months Ended November 26, 2006	Six Months Ended November 25, 2007	Six Months Ended November 26, 2006
Numerator:
Net income	$3,125	$108	$6,202	$122
Less: Minority interest in income of subsidiary	—	(228)	(89)	(341)
Net income for diluted net income per share	$3,125	$(120)	$6,113	$(219)

Denominator:
Weighted average shares for basic net income per share	26,070	25,039	26,004	24,988
Effect of dilutive securities:
Stock Options	950	—	966	—
Weighted average shares for diluted net income per share	27,020	25,039	26,970	24,988

Diluted net income per share	$0.12	$(0.00)	$0.23	$(0.01)

For the three months ended November 25, 2007 and November 26, 2006, the computation of the diluted net income (loss) per share excludes the impact of options to purchase 74,500 shares and 1,446,608 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 25, 2007 and November 26, 2006, the computation of the diluted net loss per share excludes the impact of options to purchase 86,701 shares and 1,412,325 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7. Debt

On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.50% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At November 25, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance or received waivers for all loan covenants since the inception of this line.

8. Repurchase of Subsidiary Common Stock and Options

On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date. The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.8 million. After the repurchase, Apio became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this repurchase did not result in additional compensation expense to the Company as all of the common stock and options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value.

9. Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. The Company completed its annual impairment review on July 1, 2007. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets. As of November 25, 2007, no impairment charge was warranted. As a result of the repurchase of Apio’s outstanding common stock (see Note 8), goodwill increased $1.1 million during the first six months of fiscal year 2008.

10. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 25, 2007	May 27, 2007
Finished goods	$2,442	$2,273
Raw material	5,978	4,527
Total	$8,420	$6,800

11. Related Party

Apio provides cooling and distributing services for farms in which the Chief Executive Officer of Apio (the “Apio CEO”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio CEO. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party in the accompanying financial statements as of November 25, 2007 and May 27, 2007 and for the three and six months ended November 25, 2007 and November 26, 2006.

Apio leases, for approximately $300,000 on an annual basis, agricultural land that is owned by the Apio CEO. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and six months ended November 25, 2007 the Company subleased all of the land leased from the Apio CEO and received sublease income of $77,000 and $189,000, respectively, which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio CEO is a 12.5% owner in Beachside Produce. During the three and six months ended November 25, 2007, the Company recognized revenues of $468,000 and $838,000, respectively, from the sale of products to Beachside Produce. For the six months ended November 25, 2007, the Company recognized royalty revenue of $32,000 from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of November 25, 2007 and May 27, 2007.

At May 27, 2007, the Apio CEO held a 6% ownership interest in Apio Cooling LP (“Apio Cooling”), a limited partnership in which Apio is the general partner and majority owner with a 60% ownership interest. During the first quarter of fiscal year 2008, the Apio CEO withdrew from Apio Cooling. In accordance with the partnership agreement, the Apio CEO’s minority interest will be paid in three annual installments with the first payment made in the second quarter of fiscal year 2008. The amounts due are classified as a related party note payable as of November 25, 2007 in the accompanying financial statements. As of May 27, 2007, the $227,000 owed to the Apio CEO was included in the minority interest liability as the Apio CEO did not withdraw from Apio Cooling until the first quarter of fiscal year 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

12.	Comprehensive Income (Loss)

The comprehensive net income of Landec is the same as the net income.

13.	Shareholders’ Equity

During the three and six months ended November 25, 2007, 39,572 and 195,266 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s stock option plans.

14. Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay® specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Technology Licensing segment consists of licensing agreements for seed coatings using Landec’s patented Intellicoat seed coatings to the farming industry and for the use of the Company’s Intelimer® polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to fiscal year 2008, Landec’s operating segments were Food Products Technology, which has not changed, and Agricultural Seed Technology. As a result of the sale of FCD to Monsanto (see Note 3), the Company has eliminated the Agricultural Seed Technology segment and has established the Technology Licensing segment. As a result, the segment information for the three and six months ended November 26, 2006 has been reclassified to conform with the current year classification. Included in the Technology Licensing segment for the three and six months ended November 26, 2006 are the results of Landec Ag which includes FCD. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in periods prior to fiscal year 2008 it was included in Corporate.

Operations by Business Segment (in thousands):
Three months ended November 25, 2007	Food Products Technology	Technology Licensing	Corporate	TOTAL
Net revenues	$57,296	$1,665	$—	$58,961
International sales	$17,281	$—	$—	$17,281
Gross profit	$7,192	$1,665	$—	$8,857
Net income (loss)	$3,540	$1,163	$(1,578)	$3,125
Interest expense	$5	$—	$—	$5
Interest income	$89	$—	$518	$607
Depreciation and amortization	$695	$58	$—	$753
Income tax expense	$—	$—	$1,198	$1,198

Three months ended November 26, 2006
Net revenues	$54,469	$725	$—	$55,194
International sales	$17,964	$—	$—	$17,964
Gross profit	$7,641	$635	$—	$8,276
Net income (loss)	$4,027	$(2,792)	$(1,127)	$108
Interest expense	$4	$117	$—	$121
Interest income	$153	$—	$24	$177
Depreciation and amortization	$660	$219	$—	$879
Income tax expense	$—	$—	$—	$—

Six months ended November 25, 2007
Net revenues	$118,294	$3,326	$—	$121,620
International sales	$36,531	$—	$—	$36,531
Gross profit	$14,505	$3,326	$—	$17,831
Net income (loss)	$7,216	$2,372	$(3,386)	$6,202
Interest expense	$13	$—	$—	$13
Interest income	$312	$—	$1,076	$1,388
Depreciation and amortization	$1,354	$115	$—	$1,469
Income tax expense	$—	$—	$2,380	$2,380

Six months ended November 26, 2006
Net revenues	$105,295	$1,047	$—	$106,342
International sales	$31,774	$—	$—	$31,774
Gross profit	$12,995	$838	$—	$13,833
Net income (loss)	$6,453	$(5,459)	$(872)	$122
Interest expense	$74	$117	$—	$191
Interest income	$345	$—	$68	$413
Depreciation and amortization	$1,332	$434	$—	$1,766
Income tax expense	$—	$—	$—	$—

During the six months ended November 25, 2007 and November 26, 2006, sales to the Company’s top five customers accounted for approximately 47% and 50%, respectively, of revenues, with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 19% and 20%, respectively, of revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. Virtually all of the Company’s international sales are to Asia.

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

Subsequent to the sale of Landec’s former direct marketing and sales seed corn company, Fielder’s Choice Direct (“FCD”), to Monsanto in fiscal year 2007, Landec now has two core businesses - Food Products Technology and Technology Licensing (see note 14).

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

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced 11 new products.

Apio established its Apio Packaging division (formerly know as Apio Tech) in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The technology also includes unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

Apio Packaging’s first program has been concentrated on bananas which was formally consummated when Apio entered into an agreement with Chiquita whereby Apio supplies Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas for most applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.

The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life - outlets such as quick serve restaurants, convenience stores and coffee chain outlets. Chiquita is currently testing the sale of bananas packaged with Landec’s BreatheWay technology to retail grocery.

The Company recently expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Market tests of avocados into the food service industry have recently started.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/25/07	Three months ended 11/26/06	Change	Six months ended 11/25/07	Six months ended 11/26/06	Change
Apio Value Added	$39,264	$35,812	10%	$78,658	$70,842	11%
Apio Packaging	177	41	332%	330	54	511%
Technology Subtotal	39,441	35,853	10%	78,988	70,896	11%
Apio Trading	17,855	18,616	(4)%	39,306	34,399	14%
Total Apio	57,296	54,469	5%	118,294	105,295	12%
Tech. Licensing	1,665	725	130%	3,326	1,047	218%
Total Revenues	$58,961	$55,194	7%	$121,620	$106,342	14%

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

The increase in Apio’s value-added revenues for the three and six months ended November 25, 2007 compared to the same periods last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Overall value-added unit sales volume increased 17% and 18% for the three and six months ended November 25, 2007, respectively, compared to the same periods of the prior year. The increases in value-added sales volumes were higher than the increases in revenues due primarily to the introduction of several new value-added products during the first six months of fiscal year 2008 that have average sales prices per unit that are lower than the average sales prices per unit for other value-added products.

Apio Packaging

Apio Packaging consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Packaging is our banana packaging technology.

The increase in revenues from Apio Packaging during the three and six months ended November 25, 2007 compared to the same periods last year was not material to consolidated Landec revenues.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the three and six months ended November 25, 2007 was $17.3 million and $36.5 million, or 97% and 93%, respectively, of total trading revenues.

The decrease in revenues in Apio’s trading business for the three months ended November 25, 2007 compared to the same period last year was primarily due to a 7% decrease in export volumes primarily due to the timing of product shipments which were more concentrated in the first quarter of fiscal year 2008 than the second quarter of fiscal year 2008 compared to the timing of shipments in fiscal year 2007 where the concentration was greater in the second quarter than the first quarter. The increase in revenues in Apio’s trading business for the six months ended November 25, 2007 compared to the same period last year was due to a 13% increase in trading business sales volumes from an increase in customers.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in Technology Licensing revenues for the three and six months ended November 25, 2007 compared to the same period of the prior year was primarily due to the licensing revenues from the Monsanto license and supply agreement entered into on December 1, 2006.

Gross Profit (in thousands):

	Three months ended 11/25/07	Three months ended 11/26/06	Change	Six months ended 11/25/07	Six months ended 11/26/06	Change
Apio Value Added	$6,029	$6,420	(6)%	$12,132	$10,943	11%
Apio Packaging	146	16	813%	265	20	1225%
Technology Subtotal	6,175	6,436	(4)%	12,397	10,963	13%
Apio Trading	1,017	1,205	(16)%	2,108	2,032	4%
Total Apio	7,192	7,641	(6)%	14,505	12,995	12%
Tech. Licensing	1,665	635	162%	3,326	838	297%
Total Gross Profit	$8,857	$8,276	7%	$17,831	$13,833	29%

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profits includes management’s best estimates of the reasons for the changes for the three and six months ended November 25, 2007, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the three months ended November 25, 2007 compared to the same period last year was primarily due to seasonal produce shortages which required the Company to purchase produce on the open market at prices above contracted prices which was not required in the second quarter of fiscal year 2007. The gross margin for Apio’s value-added business for the second quarter of fiscal year 2008 was 15% compared to a gross margin of 18% during the second quarter of last year. The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the six months ended November 25, 2007 compared to the same period last year was primarily due to an increase in value-added sales which increased 11% during the six months ended November 25, 2007.

Apio Packaging

The increase in gross profit for Apio Packaging for the three and six months ended November 25, 2007 compared to the same periods last year was not material to consolidated Landec gross profit.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in Apio trading gross profits for the three months ended November 25, 2007 compared to the same period last year was due to a decrease in revenues coupled with a shift during the quarter to lower margin fruit export products from higher margin vegetable export products during the second quarter of fiscal year 2007 primarily due to a higher quantity of fruit products available for export during the second quarter of this year compared to the same period last year. The increase in Apio trading gross profit during the six months ended November 25, 2007 compared to the same periods last year was primarily due to increased trading revenues of 14%. The increase in Apio trading gross profit due to higher revenues was partially offset by a shift during the first half of fiscal year 2008 to lower margin fruit export products from higher margin vegetable export products during the first six months of fiscal year 2007 primarily due to a higher quantity of fruit products available for export during the first six months of this year compared to the same period last year.

Technology Licensing

The increase in Technology Licensing gross profit for the three and six months ended November 25, 2007 compared to the same periods of the prior year was primarily due to the licensing income from the Monsanto licensing agreement entered into on December 1, 2006.

Operating Expenses (in thousands):

	Three months ended 11/25/07	Three months ended 11/26/06	Change	Six months ended 11/25/07	Six months ended 11/26/06	Change
Research and Development:
Apio	$286	$323	(11)%	$656	$563	17%
Tech. Licensing	502	517	(3)%	954	1,061	(10)%
Total R&D	$788	$840	(6)%	$1,610	$1,624	(1)%

Selling, General and Administrative:
Apio	$3,340	$3,343	0%	$6,701	$6,134	9%
Corporate	899	3,946	(77)%	2,084	6,057	(66)%
Total S,G&A	$4,239	$7,289	(42)%	$8,785	$12,191	(28)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in the development and process scale-up initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. In the Technology Licensing business, the research and development efforts are focused on uses for our proprietary Intelimer polymers outside of food.

The decrease in research and development expenses for the three months and six months ended November 25, 2007 compared to the same periods last year was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three and six months ended November 25, 2007 compared to the same periods last year was primarily due to the fact that selling, general and administrative expenses for Corporate for the three and six months ended November 26, 2006 included $2.8 million and $5.1 million, respectively, in expenses from Landec’s former direct marketing and sales seed business which was sold to Monsanto in December 2006. For the six months ended November 26, 2006, these seed related expenses were partially offset by the recording of net proceeds of $1.3 million from an insurance settlement.

Other (in thousands):

	Three months ended 11/25/07	Three months ended 11/26/06	Change	Six months ended 11/25/07	Six months ended 11/26/06	Change
Interest Income	$607	$177	243%	$1,388	$413	236%
Interest Expense	(5)	(121)	(96)%	(13)	(191)	(93)%
Minority Int. Exp.	(109)	(97)	12%	(229)	(115)	99%
Other Income (Exp.)	—	2	N/M	—	(3)	N/M
Total Other	$493	$(39)	N/M	$1,146	$104	1002%
Income Taxes	$(1,198)	$—	N/M	$(2,380)	$—	N/M

Interest Income

The increase in interest income for the three and six month periods ended November 25, 2007 compared to the same periods last year was due to the increase in cash available for investing.

Interest Expense

The decrease in interest expense during the three and six months ended November 25, 2007 compared to the same periods last year was due to the Company’s reduction of debt.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest for the three and six months ended November 25, 2007 compared to the same periods last year was not material to consolidated Landec net income.

Other Income (Expense)

Other income (expense) consists of non-operating income and expenses.

Income Taxes

The increase in the income tax expense for the three and six months ended November 25, 2007 was due to the Company’s projection of utilizing all of its net operating loss carryforwards and tax credits during fiscal year 2008 for income tax expense purposes which resulted in an estimated effective tax rate for fiscal year 2008 of approximately 28%.

Liquidity and Capital Resources

As of November 25, 2007, the Company had cash and cash equivalents of $45.1 million, a net decrease of $17.4 million from $62.5 million at May 27, 2007.

Cash Flow from Operating Activities

Landec generated $4.8 million of cash flow from operating activities during the six months ended November 25, 2007 compared to using $6.8 million in operating activities during the six months ended November 26, 2006. The primary sources of cash from operating activities were from generating $6.2 million of net income and from non-cash related expenses of $4.5 million, such as depreciation, income tax expense not payable and stock based compensation. The sources of cash were partially offset by a decrease in current assets net of current liabilities of $5.9 million. The primary components of this decrease in current assets net of current liabilities was an increase in inventories and notes and advances receivable at Apio primarily due to its winter investment in crops in the Imperial Valley of California, a decrease in accrued compensation as a result of bonus payments earned in fiscal year 2007 and a decrease in deferred revenue from recognizing revenues associated with the Monsanto purchase of FCD and the Intellicoat license agreement with Monsanto (see Note 3).

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 25, 2007 was $1.4 million compared to $5.6 million for the same period last year. The primary uses of cash from investing activities during the first six months of fiscal year 2008 were for the purchase of $1.5 million of property and equipment primarily for the growth of Apio’s value-added processing business.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 25, 2007 was $20.8 million compared to net cash provided by financing activities of $3.8 million for the same period last year. The primary uses of cash from financing activities during the first six months of fiscal year 2008 were for the repurchase of all of the outstanding common stock and options of Apio not owned by Landec for $20.8 million (see Note 8).

Capital Expenditures

During the six months ended November 25, 2007, Landec purchased property and equipment to support the growth of Apio’s value added processing business. These expenditures represented the majority of the $1.5 million of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.50% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo. At November 25, 2007, no amounts were outstanding under the revolving line of credit. Apio has been in compliance or received waivers for all loan covenants since the inception of this line.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the six months ended November 25, 2007, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the six months ended November 25, 2007, sales to our top five customers accounted for approximately 47% of our revenues, with our largest customer, Costco Wholesale Corp., accounting for approximately 19% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 13% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended November 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on October 11, 2007, the following proposals were adopted by the margins indicated:

Number of Shares
	Voted For	Withheld
1. Four Class II directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:

Gary T. Steele Nicholas Tompkins Duke K. Bristow, Ph.D. Robert Tobin	22,213,700 22,213,999 22,271,388 22,215,379	704,710 704,411 647,022 703,031
The Class I directors were not up for election at the Annual Meeting. The four current Class I directors, Frederick Frank, Stephen E. Halprin, Richard S. Schneider, Ph.D. and Kenneth E. Jones will serve as Class I directors until the next Annual Meeting, when their successors will be elected and qualified.

	Voted For	Voted Against	Abstain
2. To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2008 fiscal year.	22,800,719	104,601	13,089

The following proposal was also presented at the Company’s 2007 Annual Meeting of Shareholders, but was not approved by the Company’s shareholders:

	Voted For	Voted Against	Abstain
3. To reincorporate the Company from California to Delaware.	9,528,239	7,165,449	26,492

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Title:

10.73+	Amendment No. 1 to the Amended and Restated Credit Agreement between Apio, Inc. and Wells Fargo Bank, N.A., dated as of September 1, 2007.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 4, 2008