Form 10-Q
period 2008-02-24
LANDEC CORP \CA\
filed 2008-04-09
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 24, 2008, or

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

Yes   X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___         Accelerated Filer X
Non Accelerated Filer ___    Smaller Reporting Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X

As of March 21, 2008, there were 26,153,318 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 24, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
	February 24, 2008	May 27, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,265	$62,556
Accounts receivable, less allowance for doubtful accounts of $173 and $206 at February 24, 2008 and May 27, 2007	14,908	17,631
Accounts receivable, related party	368	554
Inventories, net	6,314	6,800
Notes and advances receivable	676	282
Prepaid expenses and other current assets	1,714	1,316
Total Current Assets	79,245	89,139

Property, plant and equipment, net	20,361	20,270
Goodwill, net	22,566	21,402
Trademarks, net	8,228	8,228
Notes receivable	—	96
Other assets	2,838	2,233
Total Assets	$133,238	$141,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,578	$13,705
Related party accounts payable	46	175
Income taxes payable	612	458
Accrued compensation	1,760	3,126
Other accrued liabilities	1,657	1,340
Related party note payable	86	—
Deferred revenue	4,119	3,491
Total Current Liabilities	19,858	22,295

Related party note payable	76	—
Deferred revenue	5,500	7,000
Minority interest	1,423	1,845
Total Liabilities	26,857	31,140

Shareholders’ Equity:
Common stock and additional paid in capital, $0.001 par value; 50,000,000 shares authorized; 26,153,318 and 25,891,168 shares issued and outstanding at February 24, 2008 and May 27, 2007, respectively	131,368	129,560
Accumulated deficit	(24,987)	(19,332)
Total Shareholders’ Equity	106,381	110,228
Total Liabilities and Shareholders’ Equity	$133,238	$141,368

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 24,	February 25,	February 24,	February 25,
	2008	2007	2008	2007
Revenues:
Product sales	$56,907	$50,148	$172,981	$153,779
Services revenue, related party	737	826	2,721	2,500
License fees	1,720	1,550	4,851	2,431
Research, development and royalty revenues	243	69	642	190
Royalty revenues, related party	—	362	32	397
Total revenues	59,607	52,955	181,227	159,297

Cost of revenue:
Cost of product sales	48,087	43,017	148,457	131,862
Cost of product sales, related party	150	200	1,932	2,422
Cost of services revenue	623	648	2,261	2,090
Total cost of revenue	48,860	43,865	152,650	136,374

Gross profit	10,747	9,090	28,577	22,923

Operating costs and expenses:
Research and development	802	663	2,411	2,287
Selling, general and administrative	4,823	4,839	13,608	17,030
Income from sale of FCD	—	(22,690)	—	(22,690)
Total operating costs and expenses	5,625	(17,188)	16,019	(3,373)
Operating income	5,122	26,278	12,558	26,296

Interest income	527	662	1,915	1,075
Interest expense	(5)	(57)	(18)	(248)
Minority interest	(121)	(137)	(350)	(252)
Other expense	(37)	—	(37)	(2)
Net income before taxes	5,486	26,746	14,068	26,869
Income tax expense	(1,520)	(2,101)	(3,900)	(2,101)
Net Income	$3,966	$24,645	$10,168	$24,768

Basic net income per share	$0.15	$0.97	$0.39	$0.99
Diluted net income per share	$0.15	$0.92	$0.38	$0.92
Shares used in per share computation:
Basic	26,109	25,317	26,039	25,098
Diluted	26,936	26,627	26,961	26,433

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 24,	February 25,
Cash flows from operating activities:	2008	2007
Net income	$10,168	$24,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,273	2,542
Income tax expense not payable	3,675	—
Stock-based compensation expense	688	504
Minority interest	350	252
Increase in long-term receivable	(600)	(200)
Income from sale of FCD	—	(24,608)
Loss on sale of property and equipment	—	38
Investment in unconsolidated business	—	(481)
Changes in current assets and current liabilities:
Accounts receivable, net	2,723	972
Accounts receivable, related party	186	—
Inventories, net	486	(7,752)
Issuance of notes and advances receivable	(2,286)	(1,995)
Collection of notes and advances receivable	1,882	1,629
Prepaid expenses and other current assets	(398)	(597)
Accounts payable	(2,127)	(6,884)
Related party accounts payable	(129)	(415)
Income taxes payable	154	2,090
Accrued compensation	(1,366)	(111)
Other accrued liabilities	317	(578)
Deferred revenue	(872)	3,643
Net cash provided by (used in) operating activities	15,124	(7,183)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,364)	(5,953)
Issuance of notes and advances receivable	(10)	(29)
Collection of notes and advances receivable	116	262
Net proceeds from sale of FCD (Note 2)	—	49,462
Acquisition of business and earnout payments	(86)	(1,217)
Net cash (used in) provided by investing activities	(2,344)	42,525

Cash flows from financing activities:
Proceeds from sale of common stock	1,120	2,672
Proceeds from the exercise of subsidiary options	—	10
Repurchase of subsidiary’s common stock and options	(20,837)	(7,371)
(Increase) decrease in other assets	(5)	70
Payment on related party note payable (Note 11)	(66)	—
Borrowings on lines of credit	—	9,338
Payments on long term debt	—	(1,984)
Distributions to minority interest	(283)	(298)
Net cash (used in) provided by financing activities	(20,071)	2,437
Net (decrease) increase in cash and cash equivalents	(7,291)	37,779
Cash and cash equivalents at beginning of period	62,556	20,519
Cash and cash equivalents at end of period	$55,265	$58,298
Supplemental schedule of noncash operating activities:
Preferred stock received from investment in unconsolidated business	$—	$481

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company develops Intellicoat® coated seed products through its Landec Ag, Inc. (“Landec Ag”) subsidiary and sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia, through its Apio, Inc. (“Apio”) subsidiary.

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 24, 2008 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

The results of operations for the three and nine months ended February 24, 2008 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business.

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

Recent Accounting Pronouncements

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. EITF Issue 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF Issue 06-3 was effective for fiscal years beginning after December 15, 2006. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 was effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The Company does not expect it to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect its adoption to have a material effect on its consolidated financial position or results of operations.

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting of business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007 and 2006, the Company had no noncontrolling interests on its consolidated financial statements. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. For the Company, EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.    License Agreement with Chiquita Brands International, Inc.

On September 19, 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas has been expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license has been added for the sale and marketing of avocados using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas and avocados will increase to $2.9 million in fiscal year 2008 (virtually all of which is being recognized during the second half of fiscal year 2008) and to $2.2 million in fiscal year 2009. In addition, the minimum gross profits the Company is to receive are calculated and payable on a calendar quarter basis per the terms of the amended agreement. Accordingly, the minimum amounts under the amended agreement will be calculated each calendar quarter and thus will be due at the end of March, June, September and December of each year.

3.    License Agreement with Monsanto Company

On December 1, 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”). The acquisition price for FCD was $50 million in cash paid at the close. During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (the “Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the three and nine months ended February 24, 2008, Landec recognized $1.35 million and $4.05 million, respectively, in revenues and operating income from the Agreement.

The Agreement also provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the Agreement or $8 million if Monsanto elects to purchase the technology. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec will become due upon the purchase or early termination. If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million, or $3.4 million per year, for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase Landec Ag. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

Excluding the $1.35 million in revenues and operating income from the Agreement for the three and nine months ended February 25, 2007, Landec Ag revenues for the three and nine months ended February 25, 2007 were $0 and $131,000, respectively and operating losses for the three and nine months ended February 25, 2007, were $404,000 and $5.8 million, respectively.

4.    Stock-Based Compensation

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. In the three and nine months ended February 24, 2008, the Company recognized stock-based compensation expense of $182,000 and $688,000 or $0.01 and $0.03 per basic and diluted share, respectively, which included $81,000 and $224,000 for restricted stock unit awards and $101,000 and $464,000 for stock option grants, respectively.  In the three and nine months ended February 25, 2007, the Company recognized stock-based compensation expense of $122,000 and $504,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $42,000 and $117,000 for restricted stock unit awards and $80,000 and $387,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 24, 2008	Three Months Ended February 25, 2007	Nine Months Ended February 24, 2008	Nine Months Ended February 25, 2007
Research and development	$39,000	$20,000	$109,000	$62,000
Selling, general and administrative	$143,000	$102,000	$579,000	$442,000
Total stock-based compensation expense	$182,000	$122,000	$688,000	$504,000

As of February 24, 2008, there was $1.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.35 years.

During the nine months ended February 24, 2008, the Company granted options to purchase 104,500 shares of common stock and 34,835 restricted stock unit awards.

As of February 24, 2008, the Company has reserved 2.5 million shares of common stock for future issuance under its current and former stock plans.

5.    Income Taxes

The estimated annual effective tax rate for fiscal 2008 is currently expected to be approximately 28%. The primary difference between the estimated annual effective tax rate of 28% and the federal statutory tax rate relates to the projected elimination of the deferred income tax valuation allowance. The provision for income taxes for the three and nine months ended February 24, 2008 was approximately $1.5 million and $3.9 million, respectively.

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

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of May 27, 2007 and February 24, 2008 as the amounts were immaterial. Accordingly, the amount of interest and penalties included as a component of provision for income taxes in the three and nine months ended February 24, 2008 is immaterial.

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

6.    Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with minority interest income of subsidiaries (see Note 8) (in thousands, except per share amounts):
	Three Months Ended February 24, 2008	Three Months Ended February 25, 2007	Nine Months Ended February 24, 2008	Nine Months Ended February 25, 2007
Numerator:
Net income	$3,966	$24,645	$10,168	$24,768
Less: Minority interest in income of subsidiary	—	(235)	(23)	(575)
Net income for diluted net income per share	$3,966	$24,410	$10,056	$24,193

Denominator:
Weighted average shares for basic net income per share	26,109	25,317	26,039	25,098
Effect of dilutive securities:
Stock Options	827	1,310	922	1,335
Weighted average shares for diluted net income per share	26,936	26,627	26,961	26,433

Diluted net income per share	$0.15	$0.92	$0.38	$0.92

For the three months ended February 24, 2008 and February 25, 2007, the computation of the diluted net income per share excludes the impact of options to purchase 104,500 shares and 89,177 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 24, 2008 and February 25, 2007, the computation of the diluted net income per share excludes the impact of options to purchase 92,634 shares and 97,277 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7.    Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. (“Wells Fargo”). On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo by extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.75% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At February 24, 2008, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants during the nine months ended February 24, 2008.

8.    Repurchase of Subsidiary Common Stock and Options

On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date. The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.8 million. After the repurchase, Apio became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this repurchase did not result in additional compensation expense to the Company as all of the common stock and options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value. The repurchase of Apio options for $19.7 million was recorded as a reduction to equity.

9.    Goodwill and Other Intangibles

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company completed its annual impairment review on July 1, 2007. The review consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value the amount of impairment must be computed by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. The determination of fair value is based on estimated future discounted cash flows related to the reporting units. The discount rate used was based on the risks associated with the reporting units. The determination of fair value was performed by management. The review concluded that the fair value of the reporting units exceeded the carrying value of their net assets. As of February 24, 2008, no impairment charge was warranted. As a result of the repurchase of Apio’s outstanding common stock (see Note 8), goodwill increased $1.1 million during the first nine months of fiscal year 2008 in the Food Products Technology segment.

10.    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 24, 2008	May 27, 2007
Raw materials	$4,396	$4,527
Finished goods	1,918	2,273
Total	$6,314	$6,800

11.    Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio. One of the owners of Beachside Produce is the Apio Chairman. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of February 24, 2008 and May 27, 2007 and for the three and nine months ended February 24, 2008 and February 25, 2007.

Apio leases, for approximately $300,000 on an annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of operations impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and nine months ended February 24, 2008 the Company subleased all of the land leased from the Apio Chairman and received sublease income of $76,000 and $265,000, respectively, which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio Chairman is a 12.5% owner in Beachside Produce. During the three and nine months ended February 24, 2008, the Company recognized revenues of $410,000 and $1.2 million, respectively, from the sale of products to Beachside Produce. For the nine months ended February 24, 2008, the Company recognized royalty revenue of $32,000 from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of February 24, 2008 and May 27, 2007.

At May 27, 2007, the Apio Chairman held a 6% ownership interest in Apio Cooling LP (“Apio Cooling”), a limited partnership in which Apio is the general partner and majority owner with a 60% ownership interest. During the first quarter of fiscal year 2008, the Apio Chairman withdrew from Apio Cooling. In accordance with the partnership agreement, the Apio Chairman’s minority interest will be paid in three annual installments with the first payment having been made in the second quarter of fiscal year 2008. The amounts due are classified as a related party note payable as of February 24, 2008 in the accompanying financial statements. As of May 27, 2007, the $227,000 owed to the Apio Chairman was included in the minority interest liability as the Apio Chairman did not withdraw from Apio Cooling until the first quarter of fiscal year 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

12.    Comprehensive Income (Loss)

The comprehensive net income of Landec is the same as the net income.

13.    Shareholders’ Equity

During the three and nine months ended February 24, 2008, 66,884 and 262,150 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s stock option plans. The Company received $339,000 and $1.1 million upon the exercise of options for the three and nine months ended February 24, 2008, respectively.

14.    Business Segment Reporting

Landec operates in two business segments: the Food Products Technology segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer® polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to fiscal year 2008, Landec’s operating segments were Food Products Technology, which has not changed, and Agricultural Seed Technology. As a result of the sale of FCD to Monsanto (see Note 3), the Company has eliminated the Agricultural Seed Technology segment and has established the Technology Licensing segment. As a result, the segment information for the three and nine months ended February 25, 2007 has been reclassified to conform with the current year classification. Included in the Technology Licensing segment for the three and nine months ended February 25, 2007 are the results of Landec Ag which includes FCD. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in periods prior to fiscal year 2008 it was included in Corporate.

Operations by Business Segment (in thousands):
Three months ended February 24, 2008	Food Products Technology	Technology Licensing	Corporate	TOTAL
Net revenues	$57,736	$1,871	$—	$59,607
International sales	$8,945	$—	$—	$8,945
Gross profit	$8,876	$1,871	$—	$10,747
Net income (loss)	$4,835	$1,322	$(2,191)	$3,966
Interest expense	$5	$—	$—	$5
Interest income	$97	$—	$430	$527
Depreciation and amortization	$754	$51	$—	$805
Income tax expense	$—	$—	$1,520	$1,520

Three months ended February 25, 2007
Net revenues	$51,343	$1,612	$—	$52,955
International sales	$6,881	$—	$—	$6,881
Gross profit	$7,453	$1,637	$—	$9,090
Net income (loss)	$4,006	$23,544	$(2,905)	$24,645
Interest expense	$3	$54	$—	$57
Interest income	$158	$—	$504	$662
Depreciation and amortization	$696	$80	$—	$776
Income tax expense	$—	$—	$2,101	$2,101

Nine months ended February 24, 2008
Net revenues	$176,029	$5,198	$—	$181,227
International sales	$45,476	$—	$—	$45,476
Gross profit	$23,379	$5,198	$—	$28,577
Net income (loss)	$12,052	$3,695	$(5,579)	$10,168
Interest expense	$18	$—	$—	$18
Interest income	$409	$—	$1,506	$1,915
Depreciation and amortization	$2,108	$165	$—	$2,273
Income tax expense	$—	$—	$3,900	$3,900

Nine months ended February 25, 2007
Net revenues	$156,638	$2,659	$—	$159,297
International sales	$38,655	$—	$—	$38,655
Gross profit	$20,448	$2,475	$—	$22,923
Net income (loss)	$10,459	$18,086	$(3,777)	$24,768
Interest expense	$77	$171	$—	$248
Interest income	$503	$—	$572	$1,075
Depreciation and amortization	$2,028	$514	$—	$2,542
Income tax expense	$—	$—	$2,101	$2,101

During the nine months ended February 24, 2008 and February 25, 2007, sales to the Company’s top five customers accounted for approximately 47% and 50%, respectively, of revenues, with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for approximately 19% and 20%, respectively, of total revenues. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. The Company’s international sales are primarily to Taiwan, Indonesia and Japan.

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

Subsequent to the sale of Landec’s former direct marketing and sales seed corn company, Fielder’s Choice Direct, to Monsanto in fiscal year 2007, Landec now has two core businesses - Food Products Technology and Technology Licensing (see note 14).

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

Apio established its Apio Packaging division (formerly known as Apio Tech) in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The technology also includes unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

Apio Packaging’s first program has concentrated on bananas and was formally consummated when Apio entered into an agreement to supply Chiquita with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas for most applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology. To maintain the exclusive license, Chiquita must meet annual minimum purchase thresholds of BreatheWay banana packages.

The initial market focus for the BreatheWay banana packaging technology using Chiquita® Brand bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life - outlets such as quick serve restaurants, convenience stores and coffee chain outlets. Chiquita is currently developing packaging designs for bananas packaged with Landec’s BreatheWay technology for sale in retail grocery chains.

The Company recently expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Market tests of avocados into the food service industry are underway.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/24/08	Three months ended 2/25/07	Change	Nine months ended 2/24/08	Nine months ended 2/25/07	Change
Apio Value Added	$46,889	$43,055	9%	$125,547	$113,897	10%
Apio Packaging	1,873	1,298	44%	2,203	1,352	63%
Technology Subtotal	48,762	44,353	10%	127,750	115,249	11%
Apio Trading	8,974	6,990	28%	48,279	41,389	17%
Total Apio	57,736	51,343	12%	176,029	156,638	12%
Tech. Licensing	1,871	1,612	16%	5,198	2,659	95%
Total Revenues	$59,607	$52,955	13%	$181,227	$159,297	14%

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

The increase in Apio’s value-added revenues for the three and nine months ended February 24, 2008 compared to the same periods last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Overall value-added unit sales volume increased 17% and 18% for the three and nine months ended February 24, 2008, respectively, compared to the same periods of the prior year. The increases in value-added sales volumes were higher than the increases in revenues due primarily to the introduction of several new value-added products during the third quarter and first nine months of fiscal year 2008 that have average sales prices per unit that are lower than the average sales prices per unit for other value-added products.

Apio Packaging

Apio Packaging consists of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio Packaging is our banana packaging technology.

The increase in revenues from Apio Packaging during the three and nine months ended February 24, 2008 compared to the same periods last year was not material to consolidated Landec revenues.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the three and nine months ended February 24, 2008 was $8.9 million and $45.5 million, or 100% and 94%, respectively, of total trading revenues.

The increase in revenues in Apio’s trading business for the three and nine months ended February 24, 2008 compared to the same periods last year was due to a 19% and 14%, respectively, increase in trading business sales volumes.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in Technology Licensing revenues for the three months ended February 24, 2008 compared to the same period last year was not material to consolidated Landec revenues. The increase in Technology Licensing revenues for the nine months ended February 24, 2008 compared to the same period of the prior year was primarily due to the licensing revenues from the Monsanto license and supply agreement entered into on December 1, 2006.

Gross Profit (in thousands):

	Three months ended 2/24/08	Three months ended 2/25/07	Change	Nine months ended 2/24/08	Nine months ended 2/25/07	Change
Apio Value Added	$6,434	$5,654	14%	$18,566	$16,597	12%
Apio Packaging	1,852	1,261	47%	2,116	1,281	65%
Technology Subtotal	8,286	6,915	20%	20,682	17,878	16%
Apio Trading	590	538	10%	2,697	2,570	5%
Total Apio	8,876	7,453	19%	23,379	20,448	14%
Tech. Licensing	1,871	1,637	14%	5,198	2,475	110%
Total Gross Profit	$10,747	$9,090	18%	$28,577	$22,923	25%

General

There are numerous factors that can influence gross profits including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and nine months ended February 24, 2008, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaging vegetable business for the three months and nine months ended February 24, 2008 compared to the same periods last year was primarily due to an increase in value-added sales and resulting from favorable produce sourcing during the three and nine months ended February 24, 2008 compared to the same periods of fiscal year 2007.

Apio Packaging

The increase in gross profit for Apio Packaging for the three and nine months ended February 24, 2008 compared to the same periods last year was primarily due to the increase in minimum payments received from Chiquita as a result of the amended Chiquita licensing agreement (see Note 2).

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in Apio trading gross profit for the three and nine months ended February 24, 2008 compared to the same periods last year was not material to consolidated Landec gross profit.

Technology Licensing

The increase in Technology Licensing gross profit for the three months ended February 24, 2008 compared to the same period of the prior year was primarily due to an increase in gross profit from the Air Products collaboration. The increase in Technology Licensing gross profit for the nine months ended February 24, 2008 compared to the same period last year was due to the increase in gross profit from the Air Products collaboration and from an increase in gross profit from the Monsanto licensing agreement entered into on December 1, 2006.

Operating Expenses (in thousands):

	Three months ended 2/24/08	Three months ended 2/25/07	Change	Nine months ended 2/24/08	Nine months ended 2/25/07	Change
Research and Development:
Apio	$253	$244	4%	$908	$808	12%
Tech. Licensing	549	419	31%	1,503	1,479	2%
Total R&D	$802	$663	21%	$2,411	$2,287	5%

Selling, General and Administrative:
Apio	$3,722	$3,228	15%	$10,423	$9,362	11%
Corporate	1,101	1,611	(32%)	3,185	7,668	(58%)
Total S,G&A	$4,823	$4,839	(0%)	$13,608	$17,030	(20%)

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

The increase in research and development expenses for the three and nine months ended February 24, 2008 compared to the same periods last year was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended February 24, 2008 compared to the same period last year was not material. The decrease in selling, general and administrative expenses for the nine months ended February 24, 2008 was primarily due to the fact that selling, general and administrative expenses for Corporate for the nine months ended February 25, 2007 included $5.6 million in expenses from Landec’s former direct marketing and sales seed business that was sold to Monsanto in December 2006. This was partially offset by the recording of net proceeds of $1.5 million from an insurance settlement.

Other (in thousands):

	Three months ended 2/24/08	Three months ended 2/25/07	Change	Nine months ended 2/24/08	Nine months ended 2/25/07	Change
Interest Income	$527	$662	(20%)	$1,915	$1,075	78%
Interest Expense	(5)	(57)	(91%)	(18)	(248)	(93%)
Minority Int. Exp.	(121)	(137)	(12%)	(350)	(252)	39%
Other Income (Exp.)	(37)	―	N/M	(37)	(2)	N/M
Total Other	$364	$468	(22%)	$1,510	$573	164%
Income Taxes	$1,520	$2,101	(28%)	$3,900	$2,101	86%

Interest Income

The decrease in interest income for the three months ended February 24, 2008 compared to the same period last year was due to the decrease in cash available for investing as a result of the repurchase of Apio common stock and options in August 2007. The increase in interest income for the nine months ended February 24, 2008 compared to the same period last year was due to the increase in cash available for investing as a result of the cash received from the sale of FCD in December 2006.

Interest Expense

The decrease in interest expense during the three and nine months ended February 24, 2008 compared to the same periods last year was due to the reduction of the Company’s debt.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP. The decrease in the minority interest for the three months ended February 24, 2008 and the increase in minority interest for the nine months ended February 24, 2008 compared to the same periods last year was not material to consolidated Landec net income.

Other Income (Expense)

Other income (expense) consists of non-operating income and expenses.

Income Taxes

The decrease in the income tax expense for the three months ended February 24, 2008 was due to the gain on the sale of FCD during the third quarter last year which resulted in the tax expense that was recorded last year. The increase in the tax expense for the nine months ended February 24, 2008 compared to the same period last year was due to an increase in the Company’s effective tax rate from 8% last year to 28% this year due to the decrease in the deferred income tax valuation allowance and fully utilizing the Company’s net operating loss carryforward and tax credits during fiscal year 2008.

Liquidity and Capital Resources

As of February 24, 2008, the Company had cash and cash equivalents of $55.3 million, a net decrease of $7.3 million from $62.6 million at May 27, 2007.

Cash Flow from Operating Activities

Landec generated $15.1 million of cash flow from operating activities during the nine months ended February 24, 2008 compared to using $7.2 million in operating activities during the nine months ended February 25, 2007. The primary sources of cash from operating activities were from net income of $10.2 million and non-cash related expenses of $6.4 million, such as depreciation, income tax expense not payable and stock based compensation. The sources of cash were partially offset by a decrease in current assets net of current liabilities of $1.5 million.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 24, 2008 was $2.3 million compared to cash provided by investing activities of $42.5 million for the same period last year due primarily to the sale of FCD. The primary uses of cash from investing activities during the first nine months of fiscal year 2008 were for the purchase of $2.4 million of property and equipment primarily for the growth of Apio’s value-added processing business.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 24, 2008 was $20.1 million compared to net cash provided by financing activities of $2.4 million for the same period last year. The primary uses of cash from financing activities during the first nine months of fiscal year 2008 were for the repurchase of all of the outstanding common stock and options of Apio not owned by Landec for $20.8 million.

Capital Expenditures

During the nine months ended February 24, 2008, Landec purchased property and equipment to support the growth of Apio’s value added processing business. These expenditures represented the majority of the $2.4 million of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. by extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.75% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo. At February 24, 2008, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants during the nine months ended February 24, 2008.

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

The Audit of Our Financial Statements May Result in Changes to Our Financial Statements

As previously reported, the Company had delayed the release of its fiscal third quarter 2008 results and the filing of its Form 10-Q for the same period in order to allow the Company’s newly appointed independent registered public accounting firm, McGladrey & Pullen, LLP (“M&P”), adequate time to complete its review of the Company’s third quarter financial statements. M&P has raised some questions regarding the interpretation of certain complex technical accounting rules affecting the accounting treatment for the transactions entered into with Monsanto Corporation and its subsidiaries (“Monsanto”) on December 1, 2006 (which include the sale by Landec to American Seeds, Inc., a wholly owned subsidiary of Monsanto, of Landec’s direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”) which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, the entry into a five-year co-exclusive technology license and polymer supply agreement on the same date with Monsanto for the use of Landec’s Intellicoat® polymer coating technology and the purchase of all of the common stock and options of Landec Ag, Inc., not owned by Landec (collectively, the “Monsanto transactions”)) and the repurchase by Landec on August 7, 2007 of all of the common stock and options of Apio, Inc., Landec’s food technology subsidiary, not owned by Landec (the “Apio transaction”).

M&P completed its review of the Company’s third quarter financial statements without any changes, and the Company filed its Form 10-Q for the period ended February 24, 2008 with the Securities and Exchange Commission. However, a review of interim financial statements is substantially less in scope than an audit performed in accordance with generally accepted auditing standards and there can be no assurance that there will not be changes made to the Company’s financial statements when M&P completes its audit of the Company’s financial statements for the fiscal year ended May 25, 2008. Management and M&P are continuing to review the related generally accepted accounting principles applicable to the Monsanto transactions and the Apio transaction and they intend to resolve any issues by the time M&P completes its audit of the Company’s financial statements for the fiscal year ended May 25, 2008. At this time, the Company cannot predict the outcome of such review.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine months ended February 24, 2008, approximately 25% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the nine months ended February 24, 2008, sales to our top five customers accounted for approximately 47% of our revenues, with our largest customer, Costco Wholesale Corp., accounting for approximately 19% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholders

Our executive officers and directors and their affiliates own or control approximately 12% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and shareholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our articles and bylaws and the approval of mergers or other business combination transactions requiring shareholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other shareholders. In addition, our controlling shareholders may approve amendments to our articles or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other shareholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 24, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation arising in the normal course of business. The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 1A. Risk Factors

The Audit of Our Financial Statements May Result in Changes to Our Financial Statements

As previously reported, the Company had delayed the release of its fiscal third quarter 2008 results and the filing of its Form 10-Q for the same period in order to allow the Company’s newly appointed independent registered public accounting firm, McGladrey & Pullen, LLP (“M&P”), adequate time to complete its review of the Company’s third quarter financial statements. M&P has raised some questions regarding the interpretation of certain complex technical accounting rules affecting the accounting treatment for the transactions entered into with Monsanto Corporation and its subsidiaries (“Monsanto”) on December 1, 2006 (which include the sale by Landec to American Seeds, Inc., a wholly owned subsidiary of Monsanto, of Landec’s direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”) which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, the entry into a five-year co-exclusive technology license and polymer supply agreement on the same date with Monsanto for the use of Landec’s Intellicoat® polymer coating technology and the purchase of all of the common stock and options of Landec Ag, Inc., not owned by Landec (collectively, the “Monsanto transactions”)) and the repurchase by Landec on August 7, 2007 of all of the common stock and options of Apio, Inc., Landec’s food technology subsidiary, not owned by Landec (the “Apio transaction”).

M&P completed its review of the Company’s third quarter financial statements without any changes, and the Company filed its Form 10-Q for the period ended February 24, 2008 with the Securities and Exchange Commission. However, a review of interim financial statements is substantially less in scope than an audit performed in accordance with generally accepted auditing standards and there can be no assurance that there will not be changes made to the Company’s financial statements when M&P completes its audit of the Company’s financial statements for the fiscal year ended May 25, 2008. Management and M&P are continuing to review the related generally accepted accounting principles applicable to the Monsanto transactions and the Apio transaction and they intend to resolve any issues by the time M&P completes its audit of the Company’s financial statements for the fiscal year ended May 25, 2008. At this time, the Company cannot predict the outcome of such review.

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

Date: April 9, 2008