Form 10-K
period 2008-05-25
LANDEC CORP \CA\
filed 2008-08-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 25, 2008, or

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $291,230,000 as of November 25, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 18, 2008, there were 26,164,653 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2008 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management and are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A.“Risk Factors” and the factors discussed below.

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

On December 1, 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”). Subsequent to the sale of FCD, Landec now has three core businesses - Food Products Technology, Commodity Trading and Technology Licensing which are described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2006, 2007 and 2008 is summarized in Note 14 to the Consolidated Financial Statements.

Our Food Products Technology business is operated through a subsidiary, Apio, Inc. (“Apio”), and combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. Value-added processing uses Landec’s proprietary BreatheWay® packaging technology to package produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce that achieves increased shelf life and reduced shrink (waste) and eliminates the need for ice during distribution.

Our Commodity Trading business is operated through Apio, Inc. and combines Apio’s export company, Cal Ex Trading Company (“Cal-Ex”) with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically to Wal-Mart.

Our Technology Licensing business includes the licensing of proprietary Intellicoat® seed coating technology which we have licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products outside of our Food Products Technology business to companies such as Air Products and Chemicals, Inc. (“Air Products”) and Nitta Corporation (“Nitta”).

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

Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950's. These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective, and, to the Company's knowledge, no significant commercial applications were pursued. In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as catalysts and pesticides. After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers. After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in mid-1994.

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

Description of Core Business

Landec participates in three core business segments- Food Products Technology, Commodity Trading and Technology Licensing.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during distribution. The resulting products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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

Fresh-cut produce is pre-washed, cut and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. The total U.S. fresh produce market is estimated to be $100 billion to $120 billion. Of this, U.S. retail sales of fresh-cut produce is estimated to comprise 10% of the fresh produce market. The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, safety and nutritious produce delivered to the point of sale. According to the International Fresh-Cut Produce Association, the fresh-cut produce market is one of the highest growth areas in retail grocery stores.

Although fresh-cut produce companies have had success in the salad market, the industry has been slow to diversify into other fresh-cut vegetables or fruits due primarily to limitations in film and plastic tray materials used to package fresh-cut produce. After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay and, in some cases, promote the growth of microorganisms that jeopardize inherent food safety. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce. Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruit, has low respiration requirements.

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

The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which speeds up the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, and loss of texture and dehydration. As produce is transported from the processing plant through the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce — a challenge for which few current packaging films can compensate. The Company believes that its temperature-responsive BreatheWay packaging technology is well suited to the challenges of the produce distribution process.

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

The Business: Food Products Technology

Our Food Products Technology business, operated through our Apio subsidiary, had revenues of approximately $171 million for the fiscal year ended May 25, 2008, $156 million for the fiscal year ended May 27, 2007 and $137 million for the fiscal year ended May 28, 2006.

Based in Guadalupe, California, Apio’s primary business surrounds specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay packaging. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and foodservice suppliers. During the fiscal year ended May 25, 2008, Apio shipped nearly nineteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout North America, primarily in the United States.

There are four major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

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

•
Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added produce business. Apio’s 96,000 square foot value-added processing plant, which was expanded in fiscal year 2007 from 60,000 square feet, is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced 20 new products.

Apio established its Apio Packaging division (formerly known as Apio Tech) in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The technology also includes unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

Apio Packaging’s first program has concentrated on bananas and was formally consummated when Apio entered into an agreement to supply Chiquita Brands International, Inc. (“Chiquita”) with its proprietary banana packaging technology on a worldwide basis for the ripening, conservation and shelf-life extension of bananas for most applications on an exclusive basis and for other applications on a non-exclusive basis. In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.

For its part, Chiquita provides marketing, distribution and retail sales support for Chiquita® bananas sold worldwide in BreatheWay packaging. To maintain the exclusive license, Chiquita must meet quarterly minimum purchase thresholds of BreatheWay banana packages.

The initial market focus for the BreatheWay banana packaging technology using Chiquita bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life - outlets such as quick serve restaurants, convenience stores and coffee chain outlets. Chiquita is currently developing packaging designs for bananas packaged with Landec’s BreatheWay technology for sale in retail grocery chains.

The Company recently expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Commercial sales of avocados into the food service industry recently began.

The Company’s specialty packaging for case liner products reduces freight expense up to 50% for certain produce commodities by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits as outlined above.

Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store or at home. The rectangular tray design is convenient for storage in consumers’ refrigerators and expands the Company’s wide-ranging vegetable tray line.

In May 2007, Apio entered into an 18-month research and development agreement with Natick Soldier Research, Development & Engineering Center, a branch of the U.S. Military, to develop commercial uses for Landec’s BreatheWay packaging technology within the U.S. Military by significantly increasing the shelf life of produce for overseas shipments.

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market. These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry. Field trials for the initial target varieties are expected to being in the Fall of 2008.

In addition, the Company has commercialized new lines of fresh cut vegetable side dishes, vegetable salads and vegetable snacks.

Commodity Trading Business

Commodity Trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The Commodity Trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.

The Business: Commodity Trading

Commodity Trading had revenues of approximately $60 million for the fiscal year ended May 25, 2008, $50 million for the fiscal year ended May 27, 2007 and $58 million for the fiscal year ended May 28, 2006.

Apio is uniquely positioned to benefit from the growth in export sales to Asia and Europe over the next decade with Cal-Ex. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia and is selling its iceless products to Asia using proprietary BreatheWay packaging technology.

Technology Licensing Business

Seeds Business - Intellicoat Seed Coatings and Landec Ag

Landec Ag had revenues of approximately $5.4 million for the fiscal year ended May 25, 2008, $2.8 million for the fiscal year ended May 27, 2007 and $34.1 million for the fiscal year ended May 28, 2006. Revenues for fiscal years 2008 and 2007 declined significantly from fiscal year 2006 as a result of the sale of FCD on December 1, 2006.

Following the sale of FCD on December 1, 2006, Landec Ag’s strategy has been to work closely with Monsanto to further develop its patented, functional polymer coating technology that can be broadly sold and/or licensed to the seed industry. In accordance with its license, supply and R&D agreement with Monsanto, Landec Ag is currently focused on commercializing products for the seed corn market and then plans to broaden the technology to other seed crop applications.

The Technology and Market Opportunity: Intellicoat Seed Coatings

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2008 Pollinator Plus was used by 25 seed companies on approximately 17% of the seed corn production acres in the U.S.

Beginning in 2003, Landec commercialized Early Plant® corn by selling the product directly to farmers through the Fielder's Choice Direct® brand. This application allows farmers to plant into cold soils without the risk of chilling injury, and enables farmers to plant as much as four weeks earlier than normal. With this capability, farmers are able to utilize labor and equipment more efficiently, provide flexibility during the critical planting period and avoid yield losses caused by late planting. In 2008, five seed companies offered Intellicoat on their hybrid seed corn offerings.

Monsanto announced several months ago that it has formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally. The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges. Landec’s Intellicoat® seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature. During fiscal year 2009 we will be focused on validating the use of Landec’s coating technology for these applications.

Landec Ag - Sale of FCD

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the fiscal years ended May 25, 2008 and May 27, 2007, Landec recognized $5.4 million and $2.7 million, respectively, in revenues and income from the Agreement.

The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $8 million if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec Ag will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $4 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the stock of Landec Ag, a gain or loss on the sale of the stock of Landec Ag will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

Non-Seeds Business

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company's partner, Air Products, is currently shipping products to L’Oreal for use in lotions and creams. To date, the sales of Landec materials used in L’Oreal products have not been material to the Company’s financials.

Medical Applications

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”). Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.8 million which as of May 25, 2008 represented a 19.9% ownership interest in Aesthetic Sciences. At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Sales and Marketing

Each of the Company’s core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.  During fiscal years 2008, 2007 and 2006, sales to the Company’s top five customers accounted for approximately 47%, 50% and 46%, respectively, of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 20%, 21% and 16%, respectively, of the Company’s revenues.

Apio

Apio has 22 sales people, located in central California and throughout the U.S., supporting the export business and the specialty packaged value-added produce business.

Seasonality

The Company’s sales are moderately seasonal. Prior to the sale of FCD, Landec Ag revenues and profits were concentrated over a few months during the spring planting season (generally during the Company’s third and fourth fiscal quarters). In addition, the Food Products Technology business can be heavily affected by seasonal weather factors which have impacted quarterly results, such as high cost of sourcing product in June/July 2006 and January 2007 due to a shortage of essential value-added produce items. The Commodity Trading business also typically recognized a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half.

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

Apio processes virtually all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

Technology Licensing Business

The Company performs its batch coating operations in a leased facility in Oxford, Indiana. This facility is being used to coat other seed companies’ inbred seed corn with the Company’s Pollinator Plus seed corn coatings.

The Company has a pilot manufacturing facility in Indiana to support process development, scale-up and commercialization of the Company’s seed coating programs. This facility utilizes a continuous coating process that has increased seed coating capabilities by over tenfold compared to the previous system using batch coaters.

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

Research and Development

Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 were $3.3 million, $3.1 million and $3.0 million, respectively. Research and development expenditures funded by corporate or governmental partners were $418,000 for the fiscal year ended May 25, 2008, $661,000 for the fiscal year ended May 27, 2007 and $100,000 for the fiscal year ended May 28, 2006. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 25, 2008, Landec had 25 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 35 U.S. patents issued of which 28 remain active as of May 25, 2008 with expiration dates ranging from 2010 to 2023. The Company's issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

As of May 25, 2008, Landec had 118 full-time employees, of whom 54 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 64 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec believes its relationship with its employees is good.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the fiscal year ended May 25, 2008, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2008, sales to our top five customers accounted for approximately 47% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 20% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Shareholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Shareholder

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

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

Our Board of Directors has the authority, without further approval of our shareholders, to fix the rights and preferences, and to issue shares, of preferred stock. In November 1999, we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock was converted into 1,666,670 shares of Common Stock in November 2002 and the Series B Convertible Preferred Stock was converted into 1,744,102 shares of Common Stock in May 2004.

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

1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 25, 2008, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon and Oxford, Indiana.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Technology Licensing	Leased	10,400 square feet of office and laboratory space	—	12/31/09
West Lebanon, IN	Technology Licensing	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Technology Licensing	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/09
Guadalupe, CA	Food Products Technology	Owned	142,000 square feet of office space, manufacturing and cold storage	17.7	—
Arroyo Grande, CA	Commodity Trading	Leased	1,100 square feet of office space	—	Month to Month

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended May 25, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 25, 2008	High	Low

4th Quarter ending May 25, 2008	$9.94	$7.50

3rd Quarter ending February 24, 2008	$14.00	$8.26

2nd Quarter ending November 25, 2007	$16.75	$11.11

1st Quarter ending August 26, 2007	$14.17	$9.60

Fiscal Year Ended May 27, 2007	High	Low

4th Quarter ending May 27, 2007	$15.13	$12.01

3rd Quarter ending February 25, 2007	$13.80	$9.49

2nd Quarter ending November 26, 2006	$11.32	$9.03

1st Quarter ending August 27, 2006	$11.11	$7.96

Holders

There were approximately 78 holders of record of 26,164,653 shares of outstanding Common Stock as of July 18, 2008. Since certain holders are listed under their brokerage firm’s names, the actual number of shareholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the quarter ending on May 25, 2008.

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

	Year Ended May 25, 2008	Year Ended May 27, 2007	Year Ended May 28, 2006	Year Ended May 29, 2005	Year Ended May 30, 2004
Statement of Operations Data:
(in thousands)

Revenues:
Product sales	$227,550	$201,892	$225,404	$201,020	$185,664
Service revenues	3,640	3,539	3,725	3,704	5,791
License fees	6,231	4,013	2,398	88	88
R&D and royalty revenues	1,106	1,054	426	418	549
Total revenues	238,527	210,498	231,953	205,230	192,092

Cost of revenue:
Cost of product sales	197,288	175,252	188,904	170,359	158,911
Cost of service revenue	3,011	2,860	3,005	2,899	3,390
Total cost of revenue	200,299	178,112	191,909	173,258	162,301

Gross profit	38,228	32,386	40,044	31,972	29,791

Operating costs and expenses:
Research and development	3,251	3,074	3,042	2,543	3,452
Selling, general and administrative	19,801	21,616	27,979	23,412	22,284
Income from sale of FCD	—	(22,669)	—	—	—
Total operating costs and expenses	23,052	2,021	31,021	25,955	25,736

Operating profit	15,176	30,365	9,023	6,017	4,055

Interest income	2,219	1,945	633	214	164
Interest expense	(22)	(251)	(452)	(414)	(811)
Minority interest expense	(477)	(412)	(529)	(411)	(537)
Other (expense)/income, net	—	(2)	(24)	(4)	29
Net income before taxes	16,896	31,645	8,651	5,402	2,900
Income tax expense	(3,354)	(2,456)	—	—	—
Net income	$13,542	$29,189	$8,651	$5,402	$2,900

Net income	$13,542	$29,189	$8,651	$5,402	$2,900
Dividends on preferred stock	—	—	—	—	(464)
Net income applicable to common shareholders	$13,542	$29,189	$8,651	$5,402	$2,436

Basic net income per share	$0.52	$1.16	$0.35	$0.23	$0.11
Diluted net income per share	$0.50	$1.07	$0.32	$0.21	$0.12

Shares used in per share computation:
Basic	26,069	25,260	24,553	23,705	21,396
Diluted	26,935	26,558	25,657	24,614	23,556

	May 25,	May 27,	May 28,	May 29,	May 30,
Balance Sheet Data:	2008	2007	2006	2005	2004
(in thousands)
Cash and cash equivalents	$44,396	$62,556	$15,164	$7,426	$4,966
Total assets	150,589	141,368	119,025	100,075	93,007
Debt	—	—	2,018	3,088	8,996
Retained earnings (deficit)	1,492	(19,332)	(41,239)	(48,890)	(55,292)
Total shareholders' equity	$114,466	$110,228	$85,049	$72,060	$61,549

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

Overview

Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development - QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; BreatheWay packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems that includes polymer materials for various industrial applications in June 1997 and for personal care applications in November 2003; and Intellicoat coated corn seeds in the Fall of 1999.

Landec has three core businesses - Food Products Technology, Commodity Trading and Technology Licensing. The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business. The Commodity Trading business is operated through Apio, Inc. and combines Apio’s Cal-Ex export company with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing business includes our proprietary Intellicoat seed coating technology which we have licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products outside of our Food Products Technology business to companies such as Air Products and Nitta. See "Business - Description of Core Business."

From inception through May 25, 2008, the Company’s retained earnings were $1.5 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation and nature of impairments of investments; and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates.

Notes and Advances Receivable

Apio has made advances to produce growers for crop and harvesting costs. Typically these advances are paid off within the growing season (less than one year) from crops harvested by the grower and delivered to Apio. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value to be delivered or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines, the Company may be unable to fully recoup its note or advance receivable and the estimated losses would rise in the current period, potentially to the extent of the total note or advance receivable.

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

Inventories

Inventories are stated at the lower of cost or market. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory currently considered to be unusable.

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

Licensing revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (a replacement of SAB 101), (SAB 104). Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

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

Goodwill and Other Intangible Asset Impairment

The Company is required to evaluate its goodwill and indefinite lived intangible assets for impairment annually in accordance with SFAS No. 142. This evaluation incorporates a variety of estimates including the fair value of the Company’s operating segments. If the carrying value of an operating segment’s assets exceeds the estimated fair value, the Company is required to record an impairment loss, possibly for the entire carrying balance of goodwill and intangible assets. To date, no impairment losses have been incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 25, 2008, the Company had no valuation allowance against deferred tax assets.

In addition to valuation allowances, the Company establishes accruals for certain tax contingencies under FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain tax positions are likely to be challenged and that the Company’s positions may not be fully sustained. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s effective tax rate includes the impact of tax-contingency accruals as considered appropriate by management.

A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are presented in the balance sheet within accrued liabilities.

Stock-Based Compensation

On May 29, 2006, the Company adopted SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Among other items, SFAS 123R requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s stock-based awards include stock option grants and restricted stock unit awards (RSUs).

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s consolidated financial statements as of May 28, 2006 and for the fiscal year then-ended, were accounted for under the provisions of APB 25.

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

Recent Accounting Pronouncements

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” EITF Issue 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF Issue 06-3 was effective for fiscal years beginning after December 15, 2006. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations. The Company records the expense for sales and use taxes to general and administrative expenses.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The Company does not expect such adoption to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent adjustments to the fair value of the financial instruments and liabilities an entity elects to carry at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating whether it is going to adopt the fair value election under this standard.

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

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

Results of Operations

Fiscal Year Ended May 25, 2008 Compared to Fiscal Year Ended May 27, 2007

Revenues (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change
Apio Value Added	$167,817	$154,744	8%
Apio Packaging	3,377	1,730	95%
Food Technology	171,194	156,474	9%
Apio Trading	60,414	49,706	22%
Total Apio	231,608	206,180	12%
Technology Licensing	6,919	4,318	60%
Total Revenues	$238,527	$210,498	13%

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

The increase in Apio’s value-added revenues for the fiscal year ended May 25, 2008 compared to the same period last year is due to increased product offerings, new customers and increased sales to existing customers. Overall value-added sales volume increased 14% during the fiscal year ended May 25, 2008 compared to the same period last year. The increase in value-added sales volumes was higher than the increase in revenues due primarily to the introduction of several new value-added products during fiscal year 2008 that have average sales prices per unit that are lower than the average sales prices per unit for other value-added products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The increase in Apio packaging revenues for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to the increase in the minimum payments received from Chiquita as a result of the amended Chiquita license agreement (see Note 3 to the Consolidated Financial Statements).

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically. The export portion of trading revenues for fiscal year 2008 was $56.2 million or 93% of total trading revenues.

The increase in revenues in Apio's trading business for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to a 16% increase in trading business sales volumes.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in technology licensing revenues for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to the licensing revenues from the Monsanto license and supply agreement entered into on December 1, 2006.

Gross Profit (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change
Apio Value Added	$24,615	$23,426	5%
Apio Packaging	3,245	1,639	98%
Food Technology	27,860	25,065	11%
Apio Trading	3,449	3,187	8%
Total Apio	31,309	28,252	11%
Technology Licensing	6,919	4,134	67%
Total Gross Profit	$38,228	$32,386	18%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the fiscal year ended May 25, 2008 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 25, 2008 compared to the same period last year was due to increased revenues, partially offset by increased raw material costs, primarily the cost of produce during fiscal year 2008 compared to fiscal year 2007.

Apio Packaging

The increase in gross profit for Apio packaging for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to the increase in minimum payments received from Chiquita as a result of the amended Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The increase in gross profit during the fiscal year ended May 25, 2008 compared to the prior fiscal year was not material to the consolidated Landec gross profit.

Technology Licensing

The increase in technology licensing gross profit for the fiscal year ended May 25, 2008 compared to the same period of the prior year was primarily due to an increase in gross profit from the Monsanto licensing agreement entered into on December 1, 2006.

Operating Expenses (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change
Research and Development:
Apio	$1,251	$1,169	7%
Technology Licensing	2,000	1,905	5%
Total R&D	$3,251	$3,074	6%

Selling, General and Administrative:
Apio	$13,831	$12,667	9%
Corporate	5,970	8,949	(33)%
Total S,G&A	$19,801	$21,616	(8)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. In the Technology Licensing business, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food.

The increase in research and development expenses for the fiscal year ended May 25, 2008 compared to the same period last year was not material.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to the fact that selling, general and administrative expenses for Corporate for the fiscal year ended May 27, 2007 included $3.9 million of net non-recurring expenses, of which $5.4 million were from expenses incurred by Landec’s former direct marketing and sales seed business that was sold to Monsanto in December 2006, partially offset by the recording of net proceeds of $1.5 million from an insurance settlement during fiscal year 2007. This decrease in selling, general and administrative expenses were partially offset by increased sales and marketing expenses at Apio and increased general and administrative expenses at Corporate primarily related to accounting fees and tax consulting fees.

Other (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change
Interest Income	$2,219	$1,945	14%
Interest Expense	(22)	(251)	(91)%
Minority Interest Expense	(477)	(412)	16%
Other Expenses	-	(2)	N/M
Total Other Income	$1,720	$1,280	34%
Income taxes	$(3,354)	$(2,456)	37%

Interest Income

The increase in interest income for the fiscal year ended May 25, 2008 compared to the same period last year was due to the increase in cash available for investing as a result of the cash received from the sale of FCD in December 2006.

Interest Expense

The decrease in interest expense during the fiscal year ended May 25, 2008 compared to the prior year was due to the Company’s reduction of debt that was assumed by Monsanto in the sale of FCD to Monsanto on December 1, 2006.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest expense in fiscal year 2008 compared to fiscal year 2007 was not material to consolidated Landec net income.

Other Expenses

Other expenses consist of non-operating income and expenses.

Income Taxes

The increase in the income tax expense in fiscal year 2008 compared to fiscal year 2007 is due to an increase in the Company’s effective tax rate from 8% last year to 20% this year due to the decrease in the deferred income tax valuation allowance and fully utilizing the Company’s net operating loss carryforwards and tax credits during fiscal year 2008.

Fiscal Year Ended May 27, 2007 Compared to Fiscal Year Ended May 28, 2006

Revenues (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Apio Value Added	$154,744	$136,141	14%
Apio Packaging	1,730	685	153%
Food Technology	156,474	136,826	14%
Apio Trading	49,706	57,990	(14)%
Total Apio	206,180	194,816	6%
Landec Ag	2,831	34,096	(92)%
Corporate	1,487	3,041	(51)%
Technology Licensing	4,318	37,137	(88)%
Total Revenues	$210,498	$231,953	(9)%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels and from service revenues from Apio Cooling LP.

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

The increase in Apio packaging revenues for the fiscal year ended May 27, 2007 compared to the same period last year was not material to consolidated Landec revenues.

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

Landec Ag

Landec Ag revenues have historically consisted of revenues generated from the sale of hybrid seed corn to farmers under the Fielder’s Choice Direct brand and from the sale of hybrid seed corn and soybeans under the Heartland Hybrids® brand (these brands, collectively FCD, and the related assets were sold to ASI on December 1, 2006) and from the sale of Intellicoat coated corn and soybean seeds to farmers and seed companies. Prior to the sale of FCD, virtually all of Landec Ag’s revenues were generated during the Company’s third and fourth quarters. As a result of the technology licensing agreement with Monsanto, Landec Ag license fee revenues will be recognized evenly each quarter for a period of five years.

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

Gross Profit (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Apio Value Added	$23,426	$23,022	2%
Apio Packaging	1,639	619	165%
Food Technology	25,065	23,641	6%
Apio Trading	3,187	3,212	(1)%
Total Apio	28,252	26,853	5%
Landec Ag	2,647	10,439	(75)%
Corporate	1,487	2,752	(46)%
Technology Licensing	4,134	13,191	(69)%
Total Gross Profit	$32,386	$40,044	(19)%

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

Apio Packaging

The increase in gross profit for Apio Packaging for the fiscal year ended May 27, 2007 compared to the same period last year was primarily due to the revenues received from our licensing agreement with Chiquita and from research and development contracts with other third parties.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range. The decrease in gross profit during the fiscal year ended May 27, 2007 compared to the prior fiscal year was primarily due to the reduction in revenues which was almost completely offset by a shift to higher margin export products from lower margin domestic commodity products.

Landec Ag

The decrease in gross profit for Landec Ag for the fiscal year ended May 27, 2007 compared to the same periods last year was due to the sale of FCD to ASI and the consequent loss of product sales and gross profit normally recorded during the second half of our fiscal year. The decrease in Landec Ag gross profit was partially offset by $2.7 million of gross profit from the Intellicoat license agreement with Monsanto.

Corporate

The decrease in gross profit for Corporate for the fiscal year ended May 27, 2007 compared to the prior year was primarily due to the Aesthetic Sciences’ licensing revenues and gross profit recorded in the prior year.

Operating Expenses (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Research and Development:
Apio	$1,169	$1,108	6%
Landec Ag	266	470	(43)%
Corporate	1,639	1,464	12%
Total R&D	$3,074	$3,042	1%

Selling, General and Administrative:
Apio	$12,667	$13,633	(7)%
Landec Ag	5,367	9,616	(44)%
Corporate	3,582	4,730	(24)%
Total S,G&A	$21,616	$27,979	(23)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit. At Landec Ag, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed. Beginning December 1, 2006, all of the operating costs and expense of Landec Ag are being paid for by Monsanto in accordance with the technology license and supply agreement. At Corporate, the research and development efforts are primarily focused on uses for the proprietary Intelimer polymers outside of food and agriculture.

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

The decrease in selling, general and administrative expenses for the fiscal year ended May 27, 2007 compared to the same period last year was due to (1) the sale of FCD to ASI on December 1, 2006, which eliminated selling, general and administrative expenses associated with agricultural business for the second half of fiscal year 2007, (2) one-time new packaging design and marketing related costs that were incurred at Apio during the first quarter of fiscal year 2006 and (3) the recording of the net proceeds of $1.5 million from an insurance settlement to Corporate selling, general and administrative expenses during the first six months of fiscal year 2007.

Other (in thousands):

	Fiscal Year ended May 27, 2007	Fiscal Year ended May 28, 2006	Change
Interest Income	$1,945	$633	207%
Interest Expense	(251)	(452)	(44)%
Minority Interest Expense	(412)	(529)	(22)%
Other Expenses	(2)	(24)	(92)%
Total Other Income (Exp.)	$1,280	$(372)	N/M
Income taxes	$(2,456)	$0	N/M

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

Liquidity and Capital Resources

As of May 25, 2008, the Company had cash and cash equivalents of $44.4 million, a net decrease of $18.2 million from $62.6 million at May 27, 2007.

Cash Flow from Operating Activities

Landec generated $17.5 million of cash flow from operating activities during the fiscal year ended May 25, 2008 compared to using $2.5 million in operating activities for the fiscal year ended May 27, 2007. The primary sources of cash from operating activities during fiscal year 2008 were from net income of $13.5 million and non-cash related expenses of $3.1 million, such as depreciation and stock based compensation.

Cash Flow from Investing Activities

Net cash used in investing activities for the fiscal year ended May 25, 2008 was $20.2 million compared to cash provided by investing activities of $41.9 million for the same period last year due primarily to the sale of FCD. The primary uses of cash from investing activities during fiscal year 2008 were for (1) the purchase of $4.2 million of property and equipment primarily for the growth of Apio’s value-added processing business, (2) the purchase of $14.6 million of marketable securities and (3) the repurchase of $1.3 million of subsidiary common stock not owned by the Company.

Cash Flow from Financing Activities

Net cash used in financing activities for the fiscal year ended May 25, 2008 was $15.5 million compared to net cash provided by financing activities of $2.5 million for the same period last year. The primary uses of cash from financing activities during fiscal year 2008 were for the repurchase of all of the outstanding options of Apio not owned by Landec for $19.5 million which was partially offset by the tax benefit from stock based compensation of $3.4 million.

Capital Expenditures

During the fiscal year ended May 25, 2008, Landec purchased property and equipment to support the growth of Apio’s value added processing business. These expenditures represented the majority of the $4.2 million of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo Bank N.A. by extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.75% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo. At May 25, 2008, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants during fiscal year 2008.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 25, 2008, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2009	2010	2011	2012	2013	Thereafter
Income taxes	$—	—	—	—	—	—	—
Operating Leases	1,465	718	478	258	11	—	—
Licensing Obligation	350	50	100	100	100	—	—
Purchase Commitments	2,213	2,213	—	—	—	—	—
Total	$4,028	$2,981	$578	$358	$111	$—	$—

The income tax amounts above exclude liabilities under FASB Interpretation No. 48“Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

Not material.

Item 8. Financial Statements and Supplementary Data

See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended May 25, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 25, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of May 25, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included below.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Landec Corporation

We have audited Landec Corporation’s internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Landec Corporation maintained, in all material respects, effective internal control over financial reporting as of May 25, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 25, 2008 and May 27, 2007, and the related statements of income, shareholders' equity, and cash flows for each of the three years ended May 25, 2008 of Landec Corporation and our report dated August 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
August 7, 2008

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2008 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2008 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2008 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2008 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2008 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets at May 25, 2008 and May 27, 2007	45

	Consolidated Statements of Income for the Years Ended May 25, 2008, May 27, 2007 and May 28, 2006	46

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended May 25, 2008, May 27, 2007 and May 28, 2006	47

	Consolidated Statements of Cash Flows for the Years Ended May 25, 2008, May 27, 2007 and May 28, 2006	48

	Notes to Consolidated Financial Statements	49

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

3.	Index of Exhibits	75

	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 25, 2008 and May 27, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended May 25, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 25, 2008 and May 27, 2007, and the consolidated results of their operations and their cash flows for each of the three years ended May 25, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, on May 28, 2007, the Company adopted the provisions of SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, and changed its method of recognizing uncertain tax positions. Also, effective May 29, 2006, the Company changed its method of accounting for share-based compensation to conform with SFAS No. 123-R, Share Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
August 7, 2008

 LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 25, 2008	May 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$44,396	$62,556
Marketable securities	14,643	—
Accounts receivable, less allowance for doubtful accounts of $169 and $206 at May 25, 2008 and May 27, 2007, respectively	19,460	17,631
Accounts receivable, related party	411	554
Inventories, net	7,329	6,800
Notes and advances receivable	501	282
Deferred taxes	2,180	―
Prepaid expenses and other current assets	1,746	1,316
Total current assets	90,666	89,139

Property and equipment, net	21,306	20,270
Goodwill, net	27,354	21,402
Trademarks, net	8,228	8,228
Notes receivable	—	96
Other assets	3,035	2,233
Total Assets	$150,589	$141,368
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,991	$14,163
Related party payables	273	175
Accrued compensation	2,197	3,126
Other accrued liabilities	2,930	1,340
Deferred revenue	3,613	3,491
Total current liabilities	28,004	22,295

Deferred revenue	5,000	7,000
Deferred taxes	1,569	―
Minority interest	1,550	1,845
Total liabilities	36,123	31,140
Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,156,323 and 25,891,168 shares issued and outstanding at May 25, 2008 and May 27, 2007, respectively	112,974	129,560
Retained earnings (deficit)	1,492	(19,332)
Total shareholders' equity	114,466	110,228
Total Liabilities and Shareholders’ Equity	$150,589	$141,368

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 25, 2008	Year Ended May 27, 2007	Year Ended May 28, 2006
Statement of Operations Data:

Revenues:
Product sales	$227,550	$201,892	$225,404
Services revenue, related party	3,640	3,539	3,725
License fees	6,231	4,013	2,398
Research, development and royalty revenues	1,075	805	162
Royalty revenues, related party	31	249	264
Total revenues	238,527	210,498	231,953

Cost of revenue:
Cost of product sales	194,868	172,251	184,345
Cost of product sales, related party	2,420	3,001	4,559
Cost of services revenue	3,011	2,860	3,005
Total cost of revenue	200,299	178,112	191,909

Gross profit	38,228	32,386	40,044

Operating costs and expenses:
Research and development	3,251	3,074	3,042
Selling, general and administrative	19,801	21,616	27,979
Income from sale of FCD (Note 2)	—	(22,669)	—
Total operating costs and expenses	23,052	2,021	31,021

Operating income	15,176	30,365	9,023

Interest income	2,219	1,945	633
Interest expense	(22)	(251)	(452)
Minority interest expense	(477)	(412)	(529)
Other expense, net	—	(2)	(24)
Net income before taxes	16,896	31,645	8,651
Income tax expense	(3,354)	(2,456)	—
Net income	$13,542	$29,189	$8,651

Basic net income per share	$0.52	$1.16	$0.35
Diluted net income per share	$0.50	$1.07	$0.32

Shares used in per share computation:
Basic	26,069	25,260	24,553
Diluted	26,935	26,558	25,657

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Retained Earnings	Total Shareholders'
	Shares	Amount	(Deficit)	Equity

Balance at May 29, 2005	24,086,368	$121,950	$(49,890)	$72,060
Issuance of common stock at $0.86 to $6.75 per share	678,744	3,378	—	3,378
Issuance of common stock for the net assets of Heartland Hybrids	152,186	960	—	960
Net income and comprehensive income	—	—	8,651	8,651
Balance at May 28, 2006	24,917,298	126,288	(41,239)	85,049
Issuance of common stock at $1.66 to $8.86 per share	973,870	2,657	—	2,657
Stock-based compensation	—	615	—	615
Repurchase of subsidiary common stock and options	—	—	(7,282)	(7,282)
Net income and comprehensive income	—	—	29,189	29,189
Balance at May 27, 2007	25,891,168	129,560	(19,332)	110,228
Reclassify repurchase of subsidiary common stock and options	—	(2,502)	7,282	4,780
Issuance of common stock at $1.89 to $7.53 per share	255,153	1,120	—	1,120
Issuance of common stock for vested restricted stock units	10,002	—	—	—
Stock-based compensation	—	871	—	871
Tax benefit from stock-based compensation expense	—	3,423	—	3,423
Repurchase of subsidiary common stock and options (Note 5)	—	(19,498)	—	(19,498)
Net income and comprehensive income	—	—	13,542	13,542
Balance at May 25, 2008	26,156,323	$112,974	$1,492	$114,466

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	May 25,	May 27,	May 28,
	2008	2007	2006
Cash flows from operating activities:
Net income	$13,542	$29,189	$8,651
Adj. to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,204	3,260	3,203
Stock-based compensation expense	871	615	—
Deferred taxes	(611)	—	—
Minority interest	477	412	529
Increase in long-term receivable	(800)	(400)	—
Income from sale of FCD (Note 2)	—	(24,587)	—
Net loss (gain) on disposal of property and equipment	—	43	(120)
Investment in unconsolidated business	—	(481)	(1,311)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,829)	(273)	(1,883)
Accounts receivable, related party	143	7	(85)
Inventories, net	(529)	(8,733)	(3,123)
Issuance of notes and advances receivable	(2,652)	(2,186)	(1,761)
Collection of notes and advances receivable	2,425	2,228	1,882
Prepaid expenses and other current assets	(430)	(268)	431
Accounts payable	4,828	(2,967)	3,685
Related party accounts payable	98	(358)	(260)
Accrued compensation	(929)	95	1,396
Other accrued liabilities	1,590	(658)	(146)
Deferred revenue	(1,878)	2,600	(223)
Net cash provided by (used in) operating activities	17,520	(2,462)	10,865

Cash flows from investing activities:
Purchases of property and equipment	(4,240)	(6,782)	(4,746)
Net proceeds from sale of FCD (Note 2)	—	49,441	—
Acquisition of businesses, net of cash acquired and earnout payments	(1,433)	(1,320)	(3,860)
Issuance of notes and advances receivable	(12)	(37)	(425)
Collection of notes and advances receivable	116	638	224
Proceeds from the sale of property and equipment	—	—	1,350
Purchase of marketable securities	(14,643)	—	(991)
Proceeds from maturities of marketable securities	—	—	2,959
Net cash (used in) provided by investing activities	(20,212)	41,940	(5,489)

Cash flows from financing activities:
Proceeds from sale of common stock	1,120	2,657	3,378
Proceeds from the exercise of subsidiary options	—	66	105
Repurchase of subsidiary options	(19,498)	(7,282)	—
Tax benefit from stock-based compensation expense	3,423	—	—
Net change in other assets	(2)	72	254
Borrowings on lines of credit	—	9,338	14,904
Payments on lines of credit	—	—	(14,904)
Payments on long term debt	—	(1,990)	(1,136)
Payments to minority interest .	(511)	(302)	(329)
Net cash (used in) provided by financing activities	(15,468)	2,559	2,272
Net (decrease) increase in cash and cash equivalents	(18,160)	42,037	7,648
Cash and cash equivalents at beginning of year (including FCD)	62,556	20,519	12,871
Cash and cash equivalents at end of year (including FCD)	44,396	62,556	20,519
Less: Cash held in assets held for sale	—	—	(5,355)
Cash and cash equivalents at end of year	$44,396	$62,556	$15,164
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$8	$179	$312
Cash paid during the period for income taxes	$850	$1,198	$—

Supplemental schedule of noncash operating and investing activities:
Long-term receivable from Monsanto	$800	$400	$—
Preferred stock received from investment in unconsolidated business	$—	$481	$1,311
Sale of land and equipment for note receivable	$—	$—	$380

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

Basis of Presentation

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio and Landec Ag. All material inter-company transactions and balances have been eliminated.

         The Company follows FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses the consolidation of variable interest entities ("VIEs"). Under FIN 46R, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

         Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

         Based on the provisions of FIN 46R, the Company has concluded that as a result of the license and supply agreement between Landec and Monsanto Company (see Note 2), Monsanto has a variable interest in the Company’s Intellicoat coating subsidiary, Landec Ag, and therefore Landec Ag has been determined to be a VIE. The Company has also determined that it is the primary beneficiary of Landec Ag and therefore the accounts of Landec Ag are consolidated with the accounts of the Company.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

valuation of intangible assets and inventory; the valuation and nature of impairments of investments; and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates.

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

Concentrations of Risk

Cash and cash equivalents, short-term investments, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Corporate policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses. The recorded amounts for these financial instruments approximate their fair value.

Several of the raw materials used to manufacture the Company’s products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers and substrate materials for the production of Intelimer packaging used on a multitude of Apio value-added products.

During the fiscal year ended May 25, 2008, sales to the Company’s top five customers accounted for approximately 47% of total revenue, with the top customer, Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 20% of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 5% of total revenues. As of May 25, 2008, Costco Wholesale Corporation represented approximately 19% of total accounts receivable.

During the fiscal year ended May 27, 2007, sales to the Company’s top five customers accounted for approximately 50% of total revenue, with the top customers, Costco Wholesale Corporation and Sam’s Club from the Food Products Technology segment, accounting for approximately 21% and 10%, respectively, of total revenues. In addition, approximately 28% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 5% of total revenues. As of May 27, 2007, Costco Wholesale Corporation and Sam’s Club represented approximately 20% and 11%, respectively, of total accounts receivable.

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

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 25, 2008.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and sales discounts. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The allowance for doubtful accounts is based on specific identification of past due amounts and a general reserve for accounts over 90-days past due. The changes in the Company’s allowances for doubtful accounts are summarized in the following table (in thousands).

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended May 28, 2006 Allowance for doubtful accounts receivable and notes receivable	$345	$10	$(135)	$220

Year ended May 27, 2007 Allowance for doubtful accounts receivable and notes receivable	$220	$64	$(78)	$206

Year ended May 25, 2008 Allowance for doubtful accounts receivable and notes receivable	$206	$-	$(37)	$169

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

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Other Accounting Policies and Disclosures

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits, money market funds and U.S. Treasuries. Short-term marketable securities consist of certificates of deposit that are FDIC insured with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as marketable securities on the consolidated balance sheet as of May 25, 2008 and are carried at fair market value. Unrealized gains and losses are reported as a component of shareholders’ equity and were immaterial in fiscal year 2008. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were immaterial in fiscal year 2008. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 25, 2008 and May 27, 2007 inventories consisted of (in thousands):

	May 25, 2008	May 27, 2007
Finished goods	$2,949	$2,273
Raw materials	4,380	4,527
Inventories, net	$7,329	$6,800

If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense

Prior to the sale of FCD on December 1, 2006, the Company deferred certain costs related to direct-response advertising of Landec Ag’s hybrid corn seeds. Such costs were amortized over periods (less than one year) that correspond to the estimated revenue stream of the advertising activity. Advertising expenditures for Landec Ag and Apio that are not direct-response advertisements are expensed as incurred. Advertising expense for the Company for fiscal years 2008, 2007 and 2006 was $474,000, $205,000 and $1.6 million, respectively. The amount of deferred advertising included in prepaid expenses and other current assets at both May 25, 2008 and May 27, 2007 was zero.

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Notes and Advances Receivable

Apio has made advances to produce growers for crop and harvesting costs and to the buyer of a fruit processing facility. Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties. Typically operating advances are paid off within the growing season (less than one year) from harvested crops. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from twelve to sixty months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio including the Apio Chairman. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of May 25, 2008 and May 27, 2007 and for the years ended May 25, 2008, May 27, 2007 and May 28, 2006.

Apio leases, for approximately $306,000 on a current annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the years ended May 25, 2008, May 27, 2007 and May 28, 2006, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $344,000, $504,000 and $554,000, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio Chairman is a 12.5% owner in Beachside Produce. During fiscal years 2008, 2007 and 2006, the Company recognized revenues of $1.6 million, $83,000 and $103,000, respectively, from the sale of products to Beachside Produce and royalty revenues of $31,000, $249,000 and $264,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying Consolidated Balance Sheets as of May 25, 2008 and May 27, 2007.

At May 27, 2007, the Apio Chairman held a 6% ownership interest in Apio Cooling LP (“Apio Cooling”), a limited partnership in which Apio is the general partner and majority owner with a 60% ownership interest. During the first quarter of fiscal year 2008, the Apio Chairman withdrew from Apio Cooling. The $227,000 owed to the Apio Chairman as of May 27, 2007, which was included in the minority interest liability at May 27, 2007, was paid in full during fiscal year 2008.

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

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. The Company did not capitalized any software development costs during fiscal years 2008 or 2007.

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

The Company is required under SFAS 142 to review goodwill and indefinite lived intangible assets at least annually. During fiscal year 2008, the Company completed its annual impairment review. The review is performed by grouping the net book value of all long-lived assets for reporting entities, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value is based on estimated future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the reporting entities. The determination of fair value was performed by management. The review concluded that the fair value of the reporting entities exceeded the carrying value of their net assets and thus no impairment charge was warranted as of May 25, 2008.

Equity Investment in Non-Public Company

     The Company’s equity investment of $1.8 million in a non-public company is carried at cost and adjusted for impairment losses, if any. Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of the company. To date, no impairment has been recorded.

Deferred Revenue

Cash received in advance of services performed (principally revenues related to upfront license fees) are recorded as deferred revenue. At May 25, 2008, $8.3 million has been recognized as a liability for deferred license fee revenues and $313,000 for advances from customers and on ground lease payments from growers. At May 27, 2007, $10.3 million has been recognized as a liability for deferred license fee revenues and $160,000 for advances on ground lease payments from growers.

Minority Interest

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.6 million, at May 25, 2008 is comprised of the limited partners’ interest in Apio Cooling. The minority interest balance of $1.8 million at May 27, 2007 is comprised of $1.6 million of limited partners’ interest in Apio Cooling and $261,000 of third party ownership in Apio which was repurchased by the Company during fiscal year 2008 (see Note 5).

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating the Company’s ability to recover its deferred tax assets, management considered all available positive and negative evidence including the Company’s past results of operations and its forecast of future taxable income in the jurisdictions in which Landec has operations. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more-likely-than-not basis. A deferred tax expense results from the change in the net deferred tax asset or liability between periods.

Effective May 28, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.

The Company is subject to routine audits by federal and state tax authorities that may result in additional tax liabilities. Several factors drive the calculation of the Company’s tax liabilities including, (i) the expiration of various statutes of limitations, (ii) changes in tax law and regulations, (iii) issuance of tax rulings, and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments in the Company’s liabilities, which would impact the Company’s reported financial results.

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

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007	Fiscal Year Ended May 28, 2006
Numerator:
Net income	$13,542	$29,189	$8,651
Less: Minority interest in income of subsidiary	—	(778)	(556)
Net income for diluted net income per share	$13,542	$28,411	$8,095

Denominator:
Weighted average shares for basic net income per share	26,069	25,260	24,553
Effect of dilutive securities:
Stock options	866	1,298	1,104
Weighted average shares for diluted net income per share	26,935	26,558	25,657

Diluted net income per share	$0.50	$1.07	$0.32

Options to purchase 96,300, 81,030 and 276,313 shares of Common Stock at a weighted average exercise price of $13.32, $8.86 and $6.70 per share were outstanding during fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. Accordingly, the Company’s consolidated financial statements as of May 28, 2006 and for the fiscal year then-ended, were accounted for under the provisions of APB 25. During the fiscal year ended May 25, 2008, the Company recognized stock-based compensation expense of $871,000 which included $306,000 for restricted stock unit awards and $565,000 for stock option grants, respectively. During the fiscal year ended May 27, 2007, the Company recognized stock-based compensation expense of $615,000 which included $160,000 for restricted stock unit awards and $455,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007
Research and development	$148,000	$82,000
Sales, general and administrative	723,000	533,000
Total stock-based compensation expense	$871,000	$615,000

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

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Valuation Assumptions

As of May 25, 2008, May 27, 2007 and May 28, 2006, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Landec Employee Stock Options
	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007	Fiscal Year Ended May 28, 2006
Expected life (in years)	4.40	4.27	4.58
Risk-free interest rate	5.02%	5.08%	4.37%
Volatility	0.46	0.51	0.52
Dividend yield	0%	0%	0%

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 is a result of basing the volatility on Landec's stock price.

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 was $5.74, $4.15 and $3.36 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006. The weighted average estimated fair value of shares granted under the Landec Employee Stock Purchase Plan during the both fiscal years ended May 27, 2007 and May 28, 2006 was $2.19. The Company terminated the Employee Stock Purchase Plan on June 1, 2006.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the service period of the options using the straight-line method. The Company’s pro forma information follows (in thousands except for per share data):

Year Ended
May 28, 2006
Net income – as reported	$8,651
Deduct:
Stock-based employee expense determined under SFAS 123	(1,160)
Pro forma net income	$7,491

Basic net income per share – as reported	$0.35
Diluted net income per share – as reported	$0.32

Basic pro forma net income per share	$0.31
Diluted pro forma net income per share	$0.27

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2006, FASB’s EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” EITF Issue 06-3 provides accounting guidance regarding the presentation of taxes assessed by a governmental authority on a revenue producing transaction between a seller and a customer such as sales and use taxes. EITF Issue 06-3 was effective for fiscal years beginning after December 15, 2006. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations. The Company records the expense for sales and use taxes to general and administrative expenses.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that a company recognize the financial statement effects of a tax position when there is a likelihood of more than 50 percent, based on the technical merits, that the position will be sustained upon examination. It also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. Effective for fiscal year 2009, the Company will adopt SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP157-2. The Company does not expect such adoption to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent adjustments to the fair value of the financial instruments and liabilities an entity elects to carry at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating whether it is going to adopt the fair value election under this standard..

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

2. Sale of Fielder’s Choice Direct and License Agreement (continued)

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto Company for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the stock of Landec Ag at any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For the fiscal years 2008 and 2007, Landec recognized $5.4 million and $2.7 million, respectively, in revenues from the Agreement.

The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $8 million if Monsanto elects to purchase the stock of Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec Ag will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase the stock of Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $4 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the stock of Landec Ag, a gain or loss on the sale of the stock of Landec Ag will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

2. Sale of Fielder’s Choice Direct and License Agreement (continued)

In conjunction with the sale of FCD, Landec purchased all of the outstanding common stock and options of Landec Ag not owned by Landec at the fair market value of each share as if all options had been exercised as of December 1, 2006. The fair market value was $7.4 million which was funded with proceeds from the sale of FCD. After the purchase, Landec Ag became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this purchase did not result in additional compensation expense to the Company as all of the options purchased were fully vested at the time of the purchase and the consideration paid was equal to the fair value on the date of the purchase. The repurchase of Landec Ag’s outstanding common stock and options was recorded to retained earnings as the repurchase occurred after the sale of FCD to Monsanto. At May 25, 2008, $4.8 million of the $7.4 million repurchase was reclassified from retained earnings to goodwill in accordance with SFAS 141 to reflect the amount of the repurchase for common stock that was subsequently determined to be a repurchase of minority interest.

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

3. License Agreements

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company. Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $1.3 million which represents a 19.9% ownership interest in Aesthetic Sciences as of May 25, 2008. The $1.3 million is included in other assets in the accompanying Consolidated Balance Sheet. The $1.6 million of value received under this agreement was recorded as licensing revenue in fiscal year 2006 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone. On November 22, 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and was recorded as licensing revenue during fiscal year 2007 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement.

On March 14, 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. Landec received an upfront licensing fee of $800,000 at close and rights to receive up to an additional $1.6 million of license payments to be paid in quarterly installments of $200,000 each during years two and three of the agreement for the exclusive rights to use Landec's Intelimer materials technology in specific fields worldwide. The first installment for $200,000 was received during the fourth quarter of fiscal year 2007. In addition, Landec received at close $100,000 for technology transfer work that was performed by Landec prior to May 28, 2006. Landec will provide research and development support to Air Products for three years with a mutual option for two additional years. The license fees are being recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, Landec will receive approximately 40% of the gross profit generated from the sale of products by Air Products that incorporate Landec’s Intelimer materials. In 2008, an amendment was entered into by the Company whereby certain technology applications were re-acquired as well as the elimination of an existing contract claim in order to refine the existing relationship. As a result, the Company recorded a $600,000 expense to selling, general and administrative expense during the year ended May 25, 2008. The Company recognized $800,000 in license revenues under this agreement during both fiscal year 2008 and 2007 and recognized $300,000 during fiscal year 2006. During fiscal years 2008 and 2007 the Company recognized $528,000 and $20,000, respectively, for its share of the gross profits realized from the sale of Intelimer-based products by Air Products.

3. License Agreements (continued)

On September 19, 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas has been expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license has been added for the sale and marketing of avocados using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas and avocados will increase to $2.9 million in fiscal year 2008 and to $2.2 million in fiscal year 2009. In addition, the minimum gross profits the Company is to receive are calculated and payable on a calendar quarter basis per the terms of the amended agreement. Accordingly, the minimum amounts under the amended agreement will be calculated each calendar quarter and thus will be due at the end of March, June, September and December of each year. During fiscal years 2008, 2007 and 2006, the Company recognized $2.9 million, $1.0 million and $515,000, respectively, of gross profits from the Chiquita licensing and supply agreement.

4.  Insurance Settlement

On August 25, 2006 the Company received a cash payment of $1.6 million from the settlement of insurance claims associated with a fire that occurred at its Dock Resins facility in February 2000. The settlement resulted in the Company recording a reduction to selling, general and administrative expenses of $1.3 million, net of expenses, during the Company’s first quarter of fiscal year 2007. In addition, $381,000 had been placed in escrow pending the outcome of certain disputed professional fees. In September 2006, the Company resolved the fee dispute and paid professional fees of $227,000 from the escrow and received the balance of $154,000 which the Company recorded as a reduction to selling, general and administrative expenses during the second quarter of fiscal year 2007.

5. Repurchase of Subsidiary Common Stock and Options

On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date. The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.8 million. After the repurchase, Apio became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this repurchase did not result in additional compensation expense to the Company as all of the options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value. The repurchase of Apio options for $19.5 million was recorded as a reduction to equity and the repurchase of Apio’s common stock not owned by Landec for $1.3 million was recorded to goodwill in accordance with SFAS 141.

6.  Notes and Advances Receivable

	May 25, 2008	May 27, 2007
Notes and advances receivable at May 25, 2008 and May 27, 2007 consisted of the following (in thousands):
Note receivable due from buyer of fruit processing equipment in annual installments of $98 plus interest at prime rate plus 1.0%, with final payment due October 20, 2009, secured by purchased assets (2)	$101	$205
Note receivable due from grower in annual installments of $33 plus interest at prime rate plus 1.0%, with final payment due December 31, 2007, unsecured (1)	—	33
Advances to grower of $2 per acre to be recovered by withholding proceeds derived from crops. Additional advances of $60 on January 1 and July 1 to be recovered via weekly deductions of $2 from proceeds. Agreement ends December 27, 2008 (1)	270	—
Advances to a grower under agricultural subleases in semi-annual installments of $150, to be repaid at $12 per week by withholding proceeds from crop produced on this property. Leases expire October 31, 2009 (1)	130	140
Gross notes and advances receivable	501	378
Less allowance for doubtful notes	—	—
Net notes and advances receivable	501	378
Less current portion of notes and advances receivable	(501)	(282)
Non-current portion of notes and advances receivable	$0	$96

(1) Represents notes and advances receivable associated with operating activities.
(2) Represents notes and advances receivable associated with investing activities.

Interest income from interest bearing notes receivable for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 was $15,000, $52,000 and $89,000, respectively.

7.  Property and Equipment

Property and equipment consists of the following (in thousands):
	Years of
	Useful Life	May 25, 2008	May 27, 2007
Land and building	15-30	$18,182	$16,783
Leasehold improvements	3-20	775	1,031
Computer, capitalized software, machinery, equipment and auto	3-7	21,973	20,383
Furniture and fixtures	5-7	301	456
Construction in process		217	204
Gross property and equipment		41,448	38,857
Less accumulated depreciation and amortization		(20,142)	(18,587)
Net property and equipment		$21,306	$20,270

Depreciation and amortization expense for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 was $3.2 million, $3.3 million and $3.2 million, respectively. Equipment under capital leases, which is the security for the related lease obligation, at May 25, 2008 and May 27, 2007 was $104,000 and $104,000, respectively. The related accumulated amortization for equipment under capital leases at May 25, 2008 and May 27, 2007 was $99,000 and $78,000, respectively. Amortization related to capitalized software was $400,000, $666,000 and $661,000, respectively, for fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006. The unamortized computer software costs at May 25, 2008 and May 27, 2007 were $278,000 and $594,000, respectively.

8.  Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006 by reportable segment, are as follows (in thousands):

	Food Products Technology	Technology Licensing	Total

Balance as of May 29, 2005	$21,233	$4,754	$25,987
Goodwill acquired during the period	—	3,137	3,137
Reclassified to assets held for sale	—	(7,876)	(7,876)
Balance as of May 28, 2006	21,233	15	21,248
Goodwill acquired during the period	169	1,050	1,219
Goodwill sold during the period	—	(1,065)	(1,065)
Balance as of May 27, 2007	21,402	—	21,402
Goodwill acquired/reclassified during the period	1,172	4,780	5,952
Balance as of May 25, 2008	$22,574	$4,780	$27,354

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks	Other	Total
Balance as of May 29, 2005	$11,570	$58	$11,628
Other intangibles acquired	1,700	810	2,510
Reclassified to assets held for sale	(5,042)	(860)	(5,902)
Amortization expense	—	(8)	(8)
Balance as of May 28, 2006	8,228	—	8,228
Amortization expense	—	—	—
Balance as of May 27, 2007	8,228	—	8,228
Amortization expense	—	—	—
Balance as of May 25, 2008	$8,228	$—	$8,228

9. Shareholders' Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 25, 2008 has no outstanding preferred stock.

Common Stock, Stock Purchase Plans and Stock Option Plans

At May 25, 2008, the Company had 2,527,514 common shares reserved for future issuance under Landec stock option plans.

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

9. Shareholders’ Equity (continued)

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. Under the Plan, 861,038 shares of the Company’s Common Stock (“Shares”) were initially available for awards, and as of May 25, 2008, 567,396 shares were available for awards. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provided that each person who became a non- employee director of the Company, who had not received a previous grant, be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first became a non-employee director of the Company. Thereafter, on the date of each annual meeting of the shareholders each non-employee director was granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she had served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted. Options granted under this plan were exercisable and vested upon grant.

The 1996 Non-Executive Stock Option Plan authorized the Board of Directors to grant non-qualified stock options to employees, including executive officers, and outside consultants of the Company. The exercise price of the options was equal to the fair market value of the Company’s Common Stock on the date the options were granted. Options were generally exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested.

The 1996 Stock Option Plan authorized the Board of Directors to grant stock purchase rights, incentive stock options or non-statutory stock options to Landec executives. The exercise price of the stock purchase rights, incentive stock options and non-statutory stock options could be no less than 100% of the fair market value of Landec’s Common Stock on the date the options were granted. Options generally were exercisable upon vesting, generally vested ratably over four years and were subject to repurchase if exercised before being vested.

The New Executive Stock Option Plan authorized the Board of Directors to grant non-statutory stock options to officers of Landec or officers of Apio or Landec Ag whose employment with each of those companies began after October 24, 2000. The exercise price of the non-statutory stock options could be no less than 100% and 85%, for named executives and non-named executives, respectively, of the fair market value of Landec's Common Stock on the date the options were granted. Options generally were exercisable upon vesting, generally vested ratably over four years and were subject to repurchase if exercised before being vested.

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

9.  Shareholders’ Equity (continued)

Activity under all Landec Stock Option Plans is as follows:

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSU’s and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price (FairValue)
Balance at May 29, 2005	941,038	—	—	4,122,496	$5.08
Additional shares reserved	861,038	—	—	—	—
Granted	(83,333)	833	$7.53	82,500	$6.68
Exercised	—	—	—	(1,027,718)	$5.83
Forfeited	59,762	—	—	(59,762)	$6.36
Terminated plans	(920,800)	—	—	—	—
Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85
Granted	(153,335)	38,335	$8.86	115,000	$8.86
Exercised	—	—	—	(1,163,234)	$4.72
Forfeited	8,778	(833)	$7.53	(7,945)	$4.93
Plan shares expired	(6,417)	—		—	—
Balance at May 27, 2007	706,731	38,335	$8.86	2,061,337	$5.14
Granted	(139,335)	34,835	$13.32	104,500	$13.32
Awarded/Exercised	—	(10,002)	$8.86	(267,148)	$4.57
Forfeited	—	—	—	(1,739)	$3.80
Balance at May 25, 2008	567,396	63,168	$11.32	1,896,950	$5.68

Included in exercises for fiscal years 2008 and 2007 are 11,995 and 207,112 options, respectively, that were exercised through a net share settlement transaction (no cash) to pay for the exercise price of the options and the related taxes due on the exercise.

The following table summarizes information concerning stock options outstanding and exercisable at May 25, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)
$ 1.660 - $3.180 1	1226,013	4.06	$2.91	$1,159,447	226,013	$2.91	$1,159,447
$ 3.250 - $3.375	266,597	2.61	$3.37	$1,245,008	266,597	$3.37	$1,245,008
$ 3.400 - $3.700	206,146	2.21	$3.47	$942,087	206,146	$3.47	$942,087
$ 3.750 - $6.125	234,694	2.45	$5.07	$697,041	232,506	$5.06	$692,868
$ 6.130 - $6.130	262,000	3.98	$6.13	$500,420	224,500	$6.13	$428,795
$ 6.563 - $6.750	300,000	3.70	$6.68	$408,000	300,000	$6.68	$408,000
$ 6.790 - $8.860	297,000	5.94	$7.77	$80,190	266,298	$7.64	$90,519
$ 13.32 - $13.32	104,500	6.09	$13.32	$—	39,718	$13.32	$—
$ 1.660 - $13.32	1,896,950	3.79	$5.68	$5,032,193	1,761,778	$5.33	$4,966,724

At May 25, 2008 and May 27, 2007 options to purchase 1,761,778 and 1,920,424 shares of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested.

9. Shareholders’ Equity (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.04 on May 23, 2008, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 25, 2008, was approximately 1.6 million shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2008 was $1.8 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 25, 2008:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 27, 2007	140,913	$3.70	38,335	$8.32
Granted	104,500	$5.74	34,835	$13.32
Vested/Awarded	(108,502)	$4.49	(10,002)	$6.79
Forfeited	(1,739)	$3.80	—	—
Unvested at May 25, 2008	135,172	$4.73	63,168	$11.32

As of May 25, 2008, there was $875,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.24 years.

As of May 25, 2008 the Company had reserved 2.5 million shares of common stock for future issuance under its current and former stock plans.

Repurchase of Landec Ag Common Stock and Options. The Company has reclassified $4.8 million and $2.5 million from retained earnings to goodwill and common stock, respectively, to reflect the amount of the repurchase of Landec Ag’s common stock and options. The reclassification had no impact on operations for the year ended May 25, 2008.

Apio Stock Plan. In connection with the acquisition of Apio, the Board of Directors of Landec authorized the establishment of the 1999 Apio Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Board of Directors of Apio could grant incentive stock options or non-statutory stock options to employees and outside consultants. The exercise price of the incentive stock options and non-statutory stock options could be no less than 100% and 85%, respectively, of the fair market value of Apio's common stock as determined by Apio's Board of Directors. Five million shares were authorized to be issued under this plan. Options were exercisable upon vesting and generally vested ratably over four years and were subject to repurchase if exercised before being vested. As of May 25, 2008, there were no options outstanding under the 1999 Plan, the 1999 Plan was terminated on August 7, 2007.

In May 2000, the 1999 Plan was terminated. All existing grants remain outstanding, and no future grants will be made from the plan. Concurrently, the 2000 Apio Stock Option Plan ("2000 Plan") was authorized by Apio's Board of Directors, which authorized the issuance of two million shares under the same terms and conditions as the 1999 Plan. As of May 25, 2008, there were no options outstanding under the 2000 Plan, the 2000 Plan was terminated on August 7, 2007. As discussed in Note 5, the Company repurchased all of the outstanding common stock and options of Apio not owned by Landec on August 7, 2007.

9. Shareholders’ Equity (continued)

The following table summarizes activity under the Apio Stock Option Plan.

		Outstanding Options
	Options Available	Number of Shares	Weighted Average Exercise Price
Balance at May 29, 2005	1,622,929	2,327,322	$2.10

Options exercised	—	(50,158)	$2.10
Options forfeited	8,469	(8,469)	$2.10
Balance at May 28, 2006	1,631,398	2,268,695	$2.10

Options exercised	—	(24,500)	$2.10
Options forfeited	28,695	(28,695)	$2.10
Balance at May 27, 2007	1,660,093	2,215,500	$2.10

Plan shares expired	(1,660,093)	—	—
Repurchased by Landec	—	(2,215,500)	$10.77
Balance at May 25, 2008	—	—	—

10.  Debt

Revolving Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. (“Wells Fargo”). On September 1, 2007, Apio amended its revolving line of credit with Wells Fargo by extending the term of the line to August 31, 2009. In addition, the interest rate on the revolving line of credit was reduced to either prime less 0.75% or the LIBOR adjusted rate plus 1.50%. The revolving line of credit with Wells Fargo contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the line of credit with Wells Fargo. At May 25, 2008, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants during fiscal year 2008.

11. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended	Year ended	Year ended
	May 25, 2008	May 27, 2007	May 28, 2006
Current:
Federal	$1,557	$623	$8
State	2,408	1,833	3
Total	3,965	2,456	11

Deferred:
Federal	233	—	—
State	(844)	—	—
Total	(611)	—	—

Income tax expense	$3,354	$2,456	$11

For fiscal year 2006 the income tax expense is included in other expense in the accompanying Consolidated Statements of Income as the amount was not material.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 25, 2008	Year Ended May 27, 2007	Year Ended May 28, 2006
Provision at U.S. statutory rate (1)	$5,914	$11,076	$2,949
State income taxes, net of federal benefit	1,152	1,818	506
Change in valuation allowance	(3,647)	(10,026)	(3,788)
Tax credit carryforwards	(510)	(78)	375
Other	445	(334)	(31)
Total	$3,354	$2,456	$11

(1) Statutory rate was 35% for fiscal years 2008 and 2007 and 34% for fiscal year 2006.

       Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 25, 2008	May 27, 2007
Deferred tax assets:
Net operating loss carryforwards	$—	$2,385
Research and AMT credit carryforwards	620	2,496
Accruals and reserves, not currently deductible for tax	3,912	1,460
Stock-based compensation	361	193
Capitalized research and development	196	38
Gross deferred tax assets	5,089	6,572
Less: valuation allowance	—	(2,374)
Deferred tax assets	5,089	4,198

Deferred tax liabilities:
Depreciation and amortization	(53)	(611)
Goodwill and other indefinite life intangibles	(4,425)	(3,587)
Deferred tax liabilities	(4,478)	(4,198)

Net deferred tax assets	$611	$—

11. Income Taxes (continued)

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. During the second quarter of the year ended May 25, 2008, the Company released the valuation allowance on the net deferred tax assets, primarily as a result of achieving sustained profitability from continuing operations.

As of May 25, 2008, the Company had federal and state net operating loss carryforwards of approximately $24.6 million and $5.5 million, respectively. These losses expire in different periods through 2028, if not utilized. Such net operating losses consist of excess tax benefits from employee stock options exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

The Company also had federal and state tax credit carryforwards of approximately $1.8 million and $1.5 million, respectively. The research and development tax credit carryforwards expire in different periods through 2028 for federal purposes and have an unlimited carryforward period for state purposes. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at May 27, 2007	$277
Additions based on tax positions related to the current year	86
Additions based on tax positions related to the prior year	315
Settlements	—
Reduction for lapse of statute of limitations	—
Balance at May 25, 2008	$678

As of May 25, 2008, the total amount of net unrecognized tax benefits is $678,000, of which, $599,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. Given the Company’s historical net operating loss position, the total amount of penalties and interest is not material as of May 25, 2008. Additionally, the Company does not expect a material changes in its unrecognized tax benefits within the next 12 months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1996 forward, none of which were individually material.

12. Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2012. The approximate future minimum lease payments under these operating leases, excluding land leases, at May 25, 2008 are as follows (in thousands):

Amount
FY2009	$718
FY2010	478
FY2011	258
FY2012	11
FY2013	—
$1,465

Rent expense for operating leases, including month to month arrangements was $1.5 million for the fiscal year ended May 25, 2008, $1.4 million for the fiscal year ended May 27, 2007 and $1.4 million for the fiscal year ended May 28, 2006.

Land Leases

Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2009. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through October 2009. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 25, 2008 are $435,000 through fiscal year 2010.

Rent income for land leases net of sublease rents, including month to month arrangements was $0 for the fiscal year ended May 25, 2008 and $0 for the fiscal year ended May 27, 2007. Rent expense for land leases net of sublease rents, including month to month arrangements was $25,000 for the fiscal year ended May 28, 2006.

Employment Agreements

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $259,000 at May 25, 2008 and $631,000 at May 27, 2007.

Licensing Agreement

In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2009 through 2012.

Purchase Commitments

At May 25, 2008, the Company was committed to purchase $2.2 million of produce during fiscal year 2009 in accordance with contractual terms. Payments of $3.3 million were made in fiscal year 2008 under these arrangements.

13.  Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees.

Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary. In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. In June 2006, the Company again amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed. Participants are at all times fully vested in their contributions. The Company's contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006, the Company contributed $352,000, $401,000 and $335,000, respectively, to the Landec Plan.

14.  Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Commodity Trading segment consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to fiscal year 2008, Landec’s operating segments were Food Products Technology and Agricultural Seed Technology. At fiscal year end 2008, the Company reexamined its segment reporting. As a result, the Company has eliminated the Agricultural Seed Technology segment and has established the Commodity Trading and the Technology Licensing segments. As a result, the segment information for fiscal years 2007 and 2006 has been reclassified to conform with the current year classification. Included in the Technology Licensing segment for fiscal years 2007 and 2006 are the results of Landec Ag which includes FCD. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in periods prior to fiscal year 2008 it was included in Corporate. Corporate amounts include corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income taxes. The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan. Operations and identifiable assets by business segment consisted of the following (in thousands):

Fiscal Year Ended May 25, 2008	Food Products Technology	Commodity Trading	Technology Licensing	Corporate	TOTAL
Net sales	$171,194	$60,414	$6,919	$—	$238,527
International sales	$15,703	$56,191	$—	$—	$71,894
Gross profit	$27,860	$3,449	$6,919	$—	$38,228
Net income (loss)	$14,844	$1,406	$4,919	$(7,627)	$13,542
Identifiable assets	$82,577	$16,128	$11,011	$40,873	$150,589
Depreciation and amortization	$2,970	$20	$214	$—	$3,204
Capital expenditures	$4,051	$—	$189	$—	$4,240
Interest income	$522	$—	$—	$1,697	$2,219
Interest expense	$22	$—	$—	$—	$22
Income tax expense	$—	$—	$—	$3,354	$3,354

Fiscal Year Ended May 27, 2007
Net sales	$156,474	$49,706	$4,318	$—	$210,498
International sales	$12,406	$46,406	$—	$—	$58,812
Gross profit	$25,065	$3,187	$4,134	$—	$32,386
Net income (loss)	$13,159	$1,518	$19,254	$(4,742)	$29,189
Identifiable assets	$81,769	$12,216	$3,776	$43,607	$141,368
Depreciation and amortization	$2,665	$19	$576	$—	$3,260
Capital expenditures	$6,259	$18	$505	$—	$6,782
Interest income	$751	$—	$—	$1,194	$1,945
Interest expense	$80	$—	$171	$—	$251
Income tax expense	$—	$—	$—	$2,456	$2,456

Fiscal Year Ended May 28, 2006
Net sales	$136,826	$57,990	$37,137	$—	$231,953
International sales	$5,689	$50,337	$—	$—	$56,026
Gross profit	$23,641	$3,212	$13,191	$—	$40,044
Net income (loss)	$10,306	$1,416	$1,389	$(4,460)	$8,651
Identifiable assets	$73,679	$9,852	$29,660	$5,834	$119,025
Depreciation and amortization	$2,553	$19	$631	$—	$3,203
Capital expenditures	$4,263	$—	$483	$—	$4,746
Interest income	$502	$—	$—	$131	$633
Interest expense	$300	$—	$152	$—	$452
Income tax expense	$—	$—	$—	$—	$—

15. Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2008, 2007 and 2006 (in thousands, except for per share amounts):

FY 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2008
Revenues	$62,659	$58,961	$59,607	$57,300	$238,527
Gross profit	$8,974	$8,857	$10,746	$9,651	$38,228
Net income	$3,077	$3,125	$3,966	$3,374	$13,542
Net income per basic share	$0.12	$0.12	$0.15	$0.13	$0.52
Net income per diluted share	$0.11	$0.12	$0.15	$0.13	$0.50

FY 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2007
Revenues	$51,147	$55,194	$52,956	$51,201	$210,498
Gross profit	$5,556	$8,276	$9,091	$9,463	$32,386
Net income	$14	$108	$24,644	$4,423	$29,189
Net income per basic share	$0.00	$0.00	$0.97	$0.17	$1.16
Net income per diluted share	$0.00	$0.00	$0.92	$0.16	$1.07

FY 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2006
Revenues	$49,705	$53,712	$57,249	$71,287	$231,953
Gross profit	$6,590	$7,089	$11,415	$14,950	$40,044
Net (loss) income	$(521)	$(1,037)	$3,514	$6,695	$8,651
Net (loss)/income per basic share	$(0.02)	$(0.04)	$0.14	$0.27	$0.35
Net (loss)/income per diluted share	$(0.02)	$(0.04)	$0.13	$0.24	$0.32

(b) Index of Exhibits.

Exhibit Number:	Exhibit Title

2.1
Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

2.2
Stock Purchase Agreement between The Lubrizol Corporation and the Registrant dated as of October 24, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2002.

2.3
Purchase Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

3.1	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007.

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

10.2*
Form of Option Agreement for 1995 Directors’ Stock Option Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10.3
Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

10.4*
Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10.5*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.

10.6*
Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.

Exhibit Number:	Exhibit Title
10.7*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

10.8*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

10.9*
Employment Agreement between the Registrant and Gary T. Steele effective as of January 1, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005.

10.10
Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

10.11*	1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended May 25, 2003.

10.12
Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005, incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2005.

10.13#
License and research and development agreement between the Registrant and Air Products and Chemicals, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.14*	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.15*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.16*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.17*	Form of Stock Unit Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.18*	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.19
Stock Purchase Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and American Seeds, Inc., incorporated herein by reference to Exhibit 10.70 to the Registrant’s Current Report on Form 8-K dated December 6, 2006.

Exhibit Number:	Exhibit Title
10.20
License, Supply and R&D Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and Monsanto Company, incorporated herein by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-K dated December 6, 2006.

10.21*	2009 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 22, 2008.

10.22
Amendment No. 1 to the Amended and Restated Credit Agreement between Apio, Inc. and Wells Fargo Bank, N.A., dated as of September 1, 2007 incorporated herein by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007.

10.23*
Stock Option Agreement between the Registrant and Nicholas Tompkins dated as of November 29, 1999, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.24*
1999 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.25*
2000 Apio, Inc. Stock Option Plan and form of Option Agreement, incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

16.1
Letter from McGladrey & Pullen, LLP, dated June 23, 2008 regarding change in independent registered public accounting firm, incorporated herein by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K/A dated June 25, 2008.

21.1	Subsidiaries of the Registrant
	Subsidiary	State of Incorporation
	Landec Ag, Inc.	Delaware
	Apio, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1+	Power of Attorney – See page 78

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
# Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted and

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 8, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2008

/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2008
/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 8, 2008

/s/ Robert Tobin
Robert Tobin	Director	August 8, 2008

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	August 8, 2008

/s/ Frederick Frank
Frederick Frank	Director	August 8, 2008

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 8, 2008

/s/ Richard S. Schneider, Ph.D
Richard S. Schneider, Ph.D	Director	August 8, 2008

/s/ Kenneth E. Jones
Kenneth E. Jones	Director	August 8, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See page 78.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.