Form 10-Q
period 2008-08-31
LANDEC CORP \CA\
filed 2008-10-06
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 31, 2008, or

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

Yes ☐             No ☒
As of September 19, 2008, there were 26,166,319 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)

	August 31, 2008	May 25, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$45,747	$44,396
Marketable securities	16,256	14,643
Accounts receivable, less allowance for doubtful accounts of $214 and $169 at August 31, 2008 and May 25, 2008, respectively	18,657	19,460
Accounts receivable, related party	407	411
Inventories, net	8,181	7,329
Notes and advances receivable	356	501
Deferred taxes	2,180	2,180
Prepaid expenses and other current assets	805	1,746
Total Current Assets	92,589	90,666

Property and equipment, net	21,384	21,306
Goodwill, net	27,354	27,354
Trademarks, net	8,228	8,228
Other assets	3,234	3,035
Total Assets	$152,789	$150,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,061	$18,991
Related party accounts payable	377	273
Income taxes payable	427	—
Accrued compensation	1,362	2,197
Other accrued liabilities	2,732	2,930
Deferred revenue	2,761	3,613
Total Current Liabilities	25,720	$28,004

Deferred revenue	4,500	5,000
Deferred taxes	1,569	1,569
Minority interest	1,714	1,550
Total Liabilities	33,503	36,123
Shareholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,166,319 and 26,156,323 shares issued and outstanding at August 31, 2008 and May 25, 2008, respectively	114,955	112,974
Retained earnings	4,331	1,492
Total Shareholders’ Equity	119,286	114,466
Total Liabilities and Shareholders’ Equity	$152,789	$150,589

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 26,
	2008	2007
Revenues:
Product sales	$68,861	$59,800
Services revenue, related party	1,158	1,075
License fees	1,550	1,581
Research, development and royalty revenues	184	171
Royalty revenues, related party	—	32
Total revenues	71,753	62,659
Cost of revenue:
Cost of product sales	59,302	51,592
Cost of product sales, related party	1,437	1,212
Cost of services revenue	891	881
Total cost of revenue	61,630	53,685
Gross profit	10,123	8,974
Operating costs and expenses:
Research and development	888	822
Selling, general and administrative	4,676	4,546
Total operating costs and expenses	5,564	5,368
Operating income	4,559	3,606
Interest income	357	781
Interest expense	(2)	(8)
Minority interest expense	(164)	(120)
Net income before taxes	4,750	4,259
Income tax expense	(1,911)	(1,182)
Net income	$2,839	$3,077

Basic net income per share	$0.11	$0.12

Diluted net income per share	$0.11	$0.11

Shares used in per share computation
Basic	26,163	25,937
Diluted	26,799	26,911

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months Ended
	August 31,	August 26,
	2008	2007
Cash flows from operating activities:
Net income	$2,839	$3,077
Adjs. to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	796	716
Stock-based compensation expense	295	325
Tax benefit from stock-based compensation expense	(1,686)
Increase in long-term receivable	(200)	(200)
Minority interest	164	120
Changes in current assets and current liabilities:
Accounts receivable, net	803	(12)
Accounts receivable, related party	4	(64)
Inventories, net	(852)	(1,000)
Issuance of notes and advances receivable	(233)	(2)
Collection of notes and advances receivable	379	141
Prepaid expenses and other current assets	941	(242)
Accounts payable	(930)	2,554
Related party accounts payable	104	291
Income taxes payable	2,113	24
Accrued compensation	(835)	(1,902)
Other accrued liabilities	(198)	291
Deferred revenue	(1,352)	(1,293)
Net cash provided by operating activities	2,152	2,824

Cash flows from investing activities:
Purchases of property and equipment	(874)	(236)
Issuance of notes and advances receivable	(1)	(4)
Purchase of marketable securities	(7,013)	—
Proceeds from maturities of marketable securities	5,400	—
Net cash used in investing activities	(2,488)	(240)

Cash flows from financing activities:
Proceeds from sale of common stock	—	570
Repurchase of subsidiary common stock and options	—	(20,596)
Tax benefit from stock-based compensation expense	1,686	1,132
Decrease in other assets	1	4
Issuance of related party note payable	—	232
Payments on long term debt	—	(5)
Payments to minority interest holders	—	(227)
Net cash provided by (used in) financing activities	1,687	(18,890)
Net decrease in cash and cash equivalents	1,351	(16,306)
Cash and cash equivalents at beginning of period	44,396	62,556
Cash and cash equivalents at end of period	$45,747	$46,250

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,686	$1,132
Long-term receivable from Monsanto for guaranteed termination fee	$200	$200

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 31, 2008 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business and because the first quarter of fiscal year 2009 was a 14-week quarter which occurs once every five years compared to the standard 13-week quarter.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits, money market funds and U.S. Treasuries. Short-term marketable securities consist of certificates of deposit that are FDIC insured with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet as of August 31, 2008 and are carried at fair market value. Unrealized gains and losses are reported as a component of shareholders’ equity and were not significant in for the three months ended August 31, 2008. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three months ended August 31, 2008. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 31, 2008.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities. It did not have any impact on the Company’s results of operations or financial position for the three months ended August 31, 2008. The Company will adopt Statement 157 for non-financial assets and liabilities during its fiscal year ending May 30, 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent adjustments to the fair value of the financial instruments and liabilities an entity elects to carry at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 on May 26, 2008, but has not elected the fair value measurement provisions for any eligible financial statements.

Business Combinations

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after May 31, 2009. The Company is currently evaluating the future impacts and disclosures of this standard.

Noncontrolling Interests

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of determining the impact and disclosure of this standard and expects it will result in a reclassification of income from the noncontrolling interest (minority interest) in Apio Cooling, L.P., in which Apio is the general partner with a 60% ownership position. Upon adoption, all noncontrolling interest will be included as a component of stockholders’ equity and not in the statement of operations. The Company does not anticipate any additional material impact on the consolidated financial statements.

Collaborative Arrangements

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. For the Company, EITF Issue No. 07-1 is effective beginning June 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Fair Value Measurements

The Company adopted Statement 157 on May 26, 2008 for financial assets and liabilities. The Company also adopted Statement 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under SFAS 159.

SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of August 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cash equivalents and marketable securities as Level 1. The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.	License Agreement with Monsanto Company

On December 1, 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”). The acquisition price for FCD was $50 million in cash paid at the close. During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, was allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the stock of Landec Ag at any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For each of the three months ended August 31, 2008 and August 26, 2007, Landec recognized $1.35 million in revenues from the Agreement.

The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $8 million if Monsanto elects to purchase the stock of Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec Ag will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase the stock of Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $4 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the stock of Landec Ag, a gain or loss on the sale of the stock of Landec Ag will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec will continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

3.	Stock-Based Compensation

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. In the three months ended August 31, 2008, the Company recognized stock-based compensation expense of $295,000 or $0.01 per basic and diluted share, which included $79,000 for restricted stock unit awards and $216,000 for stock option grants. In the three months ended August 26, 2007, the Company recognized stock-based compensation expense of $325,000 or $0.01 per basic and diluted share, which included $63,000 for restricted stock unit awards and $262,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 31, 2008	Three Months Ended August 26, 2007
Research and development	$42,000	$32,000
Sales, general and administrative	253,000	293,000
Total stock-based compensation	$295,000	$325,000

As of August 31, 2008, there was $945,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.72 years.

During the three months ended August 31, 2008, the Company granted options to purchase 75,000 shares of common stock and 25,002 restricted stock unit awards.

As of August 31, 2008 the Company has reserved 2.5 million shares of Common Stock for future issuance under its current and former stock plans.

4.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):

	Three Months Ended August 31, 2008	Three Months Ended August 26, 2007
Numerator:
Net income	$2,839	$3,077

Denominator:
Weighted average shares for basic net income per share	26,163	25,937
Effect of dilutive securities:
Stock options and restricted stock units	636	974
Weighted average shares for diluted net income per share	26,799	26,911

Diluted net income per share	$0.11	$0.11

For the three months ended August 31, 2008 and August 26, 2007, the computation of the diluted net income per share excludes the impact of options to purchase 245,579 shares and 68,901 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The estimated annual effective tax rate for fiscal 2009 is currently expected to be approximately 40%. The provision for income taxes for the three months ended August 31, 2008 was $1.9 million.

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

As of May 25, 2008, the Company had unrecognized tax benefits of approximately $678,000. Included in the balance of unrecognized tax benefits as of May 25, 2008 is approximately $599,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of May 25, 2008 and August 31, 2008 as the amounts were not significant.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1997 forward, none of which were individually significant.

6.	Goodwill and Other Intangibles

The Company tests goodwill and all its other intangible assets with indefinite lives (collectively, “intangible assets”) for impairment at least annually, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. Application of the second step of the two-step approach in SFAS 142 is not required. Application of the goodwill impairment tests require significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which judgments and projections are inherently uncertain.

The Company considers the results generated from using both of the approaches set forth in SFAS 142 to estimate the fair value of each relevant reporting unit as follows:

•
The Company uses the market approach to develop indications of fair value.  This approach uses market values and revenue multiples of other publicly traded companies engaged in the same or similar lines of business as the Company.

•
The Company uses the discounted cash flow (“DCF”) methodology to develop an additional estimate of fair value.  The DCF methodology recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The determination of whether the intangible assets are impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and estimate the multiples of revenues implied by their market values. For the DCF approach, the Company must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict.

The Company tested its goodwill and other intangible assets with indefinite lives for impairment as of July 20, 2008 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets with indefinite lives, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period. No such significant or material changes in the Company’s business or economic environment have come to the attention of management since May 25, 2008 through the date of this report.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 31, 2008	May 25, 2008
Finished goods	$3,897	$2,949
Raw material	4,284	4,380
Total	$8,181	$7,329

8.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio including the Apio Chairman. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of August 31, 2008 and May 25, 2008 and for the three months ended August 31, 2008 and August 26, 2007.

Apio leases, for approximately $303,000 on a current annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three months ended August 31, 2008, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $76,000 which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio Chairman is a 12.5% owner in Beachside Produce. During the three months ended August 31, 2008 and August 26, 2007, the Company recognized revenues of $400,000 and $371,000, respectively, from the sale of products to Beachside Produce. The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of August 31, 2008 and May 25, 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Comprehensive Loss

The comprehensive income of Landec is the same as net income.

10.	Shareholders’ Equity

During the three months ended August 31, 2008, 10,002 shares of Common Stock were issued upon the vesting of restricted stock units and upon the exercise of options under the Company’s stock option plans.

11.	Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Commodity Trading segment consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to the fourth quarter of 2008, Landec’s operating segments were Food Products Technology and Agricultural Seed Technology. At fiscal year end 2008, the Company reexamined its segment reporting. As a result, the Company eliminated the Agricultural Seed Technology segment and established the Commodity Trading and the Technology Licensing segments. As a result, the segment information for first quarter 2008 has been reclassified to conform with the current quarter classification. Included in the Technology Licensing segment for the first quarter 2008 are the results of Landec Ag. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in periods prior to fiscal year 2008 it was included in Corporate. Corporate amounts include corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income taxes. The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan. Operations and identifiable assets by business segment consisted of the following (in thousands):

	Food Products Technology	Trading	Technology Licensing	Corporate	TOTAL
Three Months Ended August 31, 2008
Net sales	$43,814	$26,297	$1,642	$—	$71,753
International sales	$4,147	$21,693	$—	$—	$25,840
Gross profit	$7,283	$1,198	$1,642	$—	$10,123
Net income (loss)	$3,989	$598	$1,105	$(2,853)	$2,839
Depreciation and amortization	$744	$4	$48	$—	$796
Interest income	$122	$—	$—	$235	$357
Interest expense	$2	$—	$—	$—	$2
Income tax expense	$—	$—	$—	$1,911	$1,911

Three Months Ended August 26, 2007
Net sales	$39,547	$21,451	$1,661	$—	$62,659
International sales	$3,699	$19,250	$—	$—	$22,949
Gross profit	$6,222	$1,091	$1,661	$—	$8,974
Net income (loss)	$3,103	$573	$1,209	$(1,808)	$3,077
Depreciation and amortization	$654	$5	$57	$—	$716
Interest income	$223	$—	$—	$558	$781
Interest expense	$8	$—	$—	$—	$8
Income tax expense	$—	$—	$—	$1,182	$1,182

During each of the three months ended August 31, 2008 and August 26, 2007, sales to the Company’s top five customers accounted for 49% of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 19% for the three months ended August 31, 2008 and 20% for the three months ended August 26, 2007. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues. The Company’s international sales are primarily to Canada, Taiwan, Indonesia and Japan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular the factors described below under “Additional Factors That May Affect Future Results,” and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 25, 2008. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 25, 2008 filed with the Securities and Exchange Commission on August 8, 2008.

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

Following the sale of Landec’s former direct marketing and sales seed corn company, FCD, to Monsanto in fiscal year 2007, Landec now has three core businesses – Food Products Technology, Commodity Trading and Technology Licensing (see note 12 of the unaudited financial statements).

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

Our Commodity Trading business is operated through Apio and combines Apio’s export company, Cal Ex Trading Company (“Cal-Ex”) with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically to Wal-Mart.

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

Description of Core Business

Landec participates in three core business segments– Food Products Technology, Commodity Trading and Technology Licensing.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle. The resulting products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio, Inc. name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market. During the fiscal year ended May 25, 2008, Apio shipped more than nineteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

•
Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s 96,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment. Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology. Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced 18 new products.

Apio established its Apio Packaging division of the Food Products Technology business in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The technology also includes unique packaging solutions for produce in large packages including shipping and pallet-sized containers.

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

The initial market focus for the BreatheWay banana packaging technology using Chiquita bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life – outlets such as quick serve restaurants, convenience stores and coffee chain outlets. Chiquita is currently developing packaging designs for bananas packaged with Landec’s BreatheWay technology for sale in quick serve restaurants and retail grocery chains.

During fiscal year 2008, the Company expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Commercial sales of avocados into the food service industry recently began and retail grocery store trials are expected to begin during the fall of 2008.

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

Commodity Trading Business

Commodity Trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The Commodity Trading business is a buy/sell business that realizes a commission-based margin on average in the 5-6% range.

Technology Licensing Businesses

The Technology and Market Opportunity: Intellicoat Seed Coatings

Following the sale of FCD, our strategy has been to work closely with Monsanto to further develop our patented, functional polymer coating technology that can be broadly sold and/or licensed to the seed industry. In accordance with our license, supply and R&D agreement with Monsanto, we are currently focused on commercializing products for the seed corn market and then plan to broaden the technology to other seed crop applications.

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

Monsanto announced several months ago that it has formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally. The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges. Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company's partner, Air Products, is currently shipping products to L’Oreal for use in lotions and creams. To date, the sales of Landec materials used in L’Oreal products have not been significant to the Company’s financials.

Medical Applications

On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”). Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.8 million which as of August 31, 2008 represented a 16.4% ownership interest in Aesthetic Sciences. At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Results of Operations

Revenues (in thousands):

	Three months ended 8/31/08	Three months ended 8/26/07	Change
Apio Value Added	$43,002	$39,394	9%
Apio Packaging	812	153	431%
Apio Tech. Subtotal	43,814	39,547	11%
Commodity Trading	26,297	21,451	23%
Total Apio	70,111	60,998	15%
Tech. Licensing	1,642	1,661	(1)%
Total Revenues	$71,753	$62,659	15%

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

The increase in Apio’s value-added revenues for the three months ended August 31, 2008 compared to the same period last year is due to increased product offerings, increased sales to existing customers and the addition of new customers. Overall value-added sales volume increased 8% during the first quarter of fiscal year 2009 compared to the same period last year.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The increase in Apio packaging revenues for the three months ended August 31, 2008 compared to the same period last year was primarily due to the timing of contractual minimum payments from Chiquita as a result of the amended Chiquita license agreement.

Commodity Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart. The export portion of trading revenues for the first quarter of fiscal year 2008 was $21.7 million or 82% of total trading revenues.

The increase in revenues in Apio’s trading business for the three months ended August 31, 2008 compared to the same period last year was due to a 8% increase in export sales volumes as a result of an increased supply of produce to export and a 84% increase in domestic commodity sales volumes to Wal-Mart due to the timing of the harvest for certain produce, primarily cherries, which was earlier than the harvest last year.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three months ended August 31, 2008 compared to the same period of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 8/31/08	Three months ended 8/26/07	Change
Apio Value Added	$6,580	$6,103	8%
Apio Packaging	703	119	491%
Apio Tech. Subtotal	7,283	6,222	17%
Commodity Trading	1,198	1,091	10%
Total Apio	8,481	7,313	16%
Tech. Licensing	1,642	1,661	(1)%
Total Gross Profit	$10,123	$8,974	13%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles. These costs include the following: raw materials (including produce and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2009 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the three months ended August 31, 2008 compared to the same period last year was primarily due to the increase in revenues of 9% during the first quarter of fiscal year 2009 compared to the first quarter of last year.

Apio Packaging

The increase in gross profit for Apio Packaging for the three months ended August 31, 2008 compared to the same period last year was primarily due to the timing of contractual minimum payments from Chiquita as a result of the amended Chiquita license agreement.

Commodity Trading

Apio’s commodity trading business is a buy/sell business that realizes a commission-based margin in the 5-6% range. The increase in gross profit for Apio’s commodity trading business during the three months ended August 31, 2008 compared to the same period last year was primarily due to a 23% increase in revenues. The increase in revenues was greater than the increase in gross profit because the increase in revenues was primarily due to increased domestic commodity volume sales which is a 2% margin business.

Technology Licensing

The decrease in Technology Licensing gross profit for the three months ended August 31, 2008 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 8/31/08	Three months ended 8/26/07	Change
Research and Development:
Apio	$351	$370	(5)%
Tech. Licensing	537	452	19%
Total R&D	$888	$822	8%

Selling, General and Administrative:
Apio	$3,500	$3,361	4%
Corporate	1,176	1,185	(1)%
Total S,G&A	$4,676	$4,546	3%

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

The increase in research and development expenses for the three months ended August 31, 2008 compared to the same period last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three months ended August 31, 2008 compared to the same period last year was not significant.

Other (in thousands):

	Three months ended 8/31/08	Three months ended 8/26/07	Change
Interest Income	$357	$781	(54)%
Interest Expense	(2)	(8)	(75)%
Minority Interest Exp.	(164)	(120)	37%
Total Other	$191	$653	(71)%
Income Taxes	$1,911	$1,182	62%

Interest Income

The decrease in interest income for the three months ended August 31, 2008 compared to the same period last year was primarily due to lower yields on investments, driven by both declines in interest rates and a shift in our investment portfolio to more conservative investments.

Interest Expense

The decrease in interest expense during the three months ended August 31, 2008 compared to the same period last year was not significant.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest for the three months ended August 31, 2008 compared to the first quarter of last year was not significant.

Income Taxes

The increase in the income tax expense is due to the Company utilizing all of its net operating loss carryforwards and tax credits during fiscal year 2008 for book income tax expense purposes which resulted in the estimated effective tax rate for fiscal year 2009 increasing to 40% for federal and state income taxes.

Liquidity and Capital Resources

As of August 31, 2008, the Company had cash and cash equivalents of $45.7 million, a net increase of $1.3 million from $44.4 million at May 25, 2008.

Cash Flow from Operating Activities

Landec generated $2.2 million of cash flow from operating activities during the three months ended August 31, 2008 compared to generating $2.8 million in operating activities for the three months ended August 26, 2007. The primary source of cash from operating activities was from generating $2.8 million of net income partially offset by non-cash related expenses of $631,000.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 31, 2008 was $2.5 million compared to $240,000 for the same period last year. The primary uses of cash from investing activities during the first quarter of fiscal year 2009 were for the purchase of $874,000 of property and equipment primarily for the further automation of Apio’s value-added facility and from the net purchase of $1.6 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 31, 2008 was $1.7 million compared to the use of $18.9 million for the same period last year. The source of cash from financing activities during the first quarter of fiscal year 2009 was from the tax benefit from stock-based compensation of $1.7 million.

Capital Expenditures

During the three months ended August 31, 2008, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility. These expenditures represented the majority of the $874,000 of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A. Outstanding amounts under the line of credit bear interest at either the prime rate less 0.50% or the LIBOR adjustable rate plus 1.50%. The revolving line of credit with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures. Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo. At August 31, 2008, no amounts were outstanding under the revolving line of credit. Apio has been in compliance with all loan covenants during the three months ended August 31, 2008.

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

Landec believes that its debt facilities, cash from operations, along with existing cash, cash equivalents and existing borrowing capacities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the three months ended August 31, 2008, approximately 36% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During three months ended August 31, 2008, sales to our top five customers accounted for approximately 49% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 19% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 6, 2008