Form 10-Q
period 2008-11-30
LANDEC CORP \CA\
filed 2009-01-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 30, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _________.

Commission file number:  0-27446

LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Yes  ☒  No  ☐

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of December 22, 2008, there were 26,175,069 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 30, 2008

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 30, 2008	May 25, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$42,345	$44,396
Marketable securities	18,882	14,643
Accounts receivable, less allowance for doubtful accounts of $211 and $169 at November 30, 2008 and May 25, 2008, respectively	15,474	19,460
Accounts receivable, related party	666	411
Inventories, net	7,665	7,329
Notes and advances receivable	1,086	501
Deferred taxes	2,180	2,180
Prepaid expenses and other current assets	1,521	1,746
Total Current Assets	89,819	90,666

Property, plant and equipment, net	22,083	21,306
Goodwill, net	27,361	27,354
Trademarks, net	8,228	8,228
Other assets	3,435	3,035
Total Assets	$150,926	$150,589

Current Liabilities:
Accounts payable	$16,420	$18,991
Related party accounts payable	143	273
Income taxes payable	252	—
Accrued compensation	906	2,197
Other accrued liabilities	2,187	2,930
Deferred revenue	2,167	3,613
Total Current Liabilities	22,075	28,004

Deferred revenue	4,000	5,000
Deferred taxes	2,502	1,569
Minority interest	1,531	1,550
Total Liabilities	30,108	36,123

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,175,069 and 26,156,323 shares issued and outstanding at November 30, 2008 and May 25, 2008, respectively	26	26
Additional paid-in capital	114,963	112,948
Retained earnings	5,829	1,492
Total Stockholders’ Equity	120,818	114,466
Total Liabilities and Stockholders’ Equity	$150,926	$150,589

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 25,	November 30,	November 25,
	2008	2007	2008	2007
Revenues:
Product sales	$55,267	$56,274	$124,128	$116,075
Services revenue, related party	998	909	2,156	1,983
License fees	1,550	1,550	3,100	3,131
Research, development and royalty revenues	223	228	406	399
Royalty revenues, related party	—	—	—	32
Total revenues	58,038	58,961	129,790	121,620

Cost of revenue:
Cost of product sales	48,822	48,777	108,124	100,369
Cost of product sales, related party	822	571	2,258	1,782
Cost of services revenue	837	756	1,728	1,638
Total cost of revenue	50,481	50,104	112,110	103,789

Gross profit	7,557	8,857	17,680	17,831

Operating costs and expenses:
Research and development	867	788	1,756	1,610
Selling, general and administrative	4,449	4,239	9,125	8,785
Total operating costs and expenses	5,316	5,027	10,881	10,395
Operating income	2,241	3,830	6,799	7,436

Interest income	455	607	812	1,388
Interest expense	(3)	(5)	(4)	(13)
Minority interest expense	(132)	(109)	(296)	(229)
Net income before taxes	2,561	4,323	7,311	8,582
Income tax expense	(1,063)	(1,198)	(2,974)	(2,380)
Net income	$1,498	$3,125	$4,337	$6,202

Basic net income per share	$0.06	$0.12	$0.17	$0.24
Diluted net income per share (Note 4)	$0.06	$0.12	$0.16	$0.23

Shares used in per share computation:
Basic	26,171	26,070	26,167	26,004
Diluted	26,814	27,020	26,806	26,970

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months Ended
	November 30,	November 25,
	2008	2007
Cash flows from operating activities:
Net income	$4,337	$6,202
Adjs. to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,615	1,469
Stock-based compensation expense	474	505
Tax benefit from stock based compensation	(1,496)	(2,229)
Increase in long-term receivable	(400)	(400)
Minority interest	296	233
Deferred taxes	933	—
Changes in current assets and current liabilities:
Accounts receivable, net	3,986	(25)
Accounts receivable, related party	(255)	144
Inventories, net	(336)	(1,620)
Issuance of notes and advances receivable	(1,322)	(1,592)
Collection of notes and advances receivable	636	288
Prepaid expenses and other current assets	225	190
Accounts payable	(2,571)	383
Related party accounts payable	(130)	(115)
Income taxes payable	1,748	2,308
Accrued compensation	(1,291)	(1,497)
Other accrued liabilities	(743)	253
Deferred revenue	(2,446)	(2,353)
Net cash provided by operating activities	3,260	2,144

Cash flows from investing activities:
Purchases of property and equipment	(2,392)	(1,458)
Acquisition related earnout payments	(7)	(29)
Issuance of notes and advances receivable	(2)	(9)
Collection of notes and advances receivable	103	116
Purchase of marketable securities	(21,992)	—
Proceeds from maturities of marketable securities	17,753	—
Net cash used in investing activities	(6,537)	(1,380)

Cash flows from financing activities:
Proceeds from sale of common stock	45	781
Repurchase of subsidiary common stock and options	—	(20,837)
Tax benefit from stock-based compensation	1,496	2,229
Increase in other assets	—	(6)
Payments on related party note payable	—	(74)
Payments to minority interest holders	(315)	(283)
Net cash provided by (used in) financing activities	1,226	(18,190)
Net decrease in cash and cash equivalents	(2,051)	(17,426)
Cash and cash equivalents at beginning of period	44,396	62,556
Cash and cash equivalents at end of period	$42,345	$45,130

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,496	$2,229
Long-term receivable from Monsanto for guaranteed termination fee	$400	$400

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 30, 2008 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business and because the first quarter of fiscal year 2009 was a 14-week quarter which occurs once every five years compared to the standard 13-week quarter.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificates of deposit, money market funds and U.S. Treasuries.  Short-term marketable securities consist of certificates of deposit that are FDIC insured and state and municipal bonds with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet.  The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These investments are classified as marketable securities on the consolidated balance sheet as of November 30, 2008 and are carried at fair market value.  Unrealized gains and losses were not significant for the three and six months ended November 30, 2008.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and six months ended November 30, 2008.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 30, 2008.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities.  It did not have any impact on the Company’s results of operations or financial position for the three and six months ended November 30, 2008.  The Company will adopt Statement 157 for non-financial assets and liabilities during its fiscal year ending May 30, 2010.

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

As of November 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cash equivalents and marketable securities as Level 1.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.           License Agreement with Monsanto Company

On December 1, 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”).  The acquisition price for FCD was $50 million in cash paid at the close.  During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million.  The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses.  In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, was allocated to the technology license agreement described below and is being recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 1, 2006.  The fair value was determined by management with the assistance of an independent appraiser.

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the stock of Landec Ag at any time during the five year term of the Agreement.  Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period.  For each of the three and six months ended November 30, 2008 and November 25, 2007, Landec recognized $1.35 million and $2.7 million, respectively, in revenues from the Agreement.

The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $8 million if Monsanto elects to purchase the stock of Landec Ag.  If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase or termination.    If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec.  Accordingly, Landec Ag will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $21 million in maximum payments if Monsanto elects to purchase the stock of Landec Ag.  The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012.  The incremental $4 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option.  The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

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

In the three and six months ended November 30, 2008, the Company recognized stock-based compensation expense of $179,000 and $474,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $76,000 and $155,000 for restricted stock unit awards and $103,000 and $319,000 for stock option grants, respectively. In the three and six months ended November 25, 2007, the Company recognized stock-based compensation expense of $181,000 and $505,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $80,000 and $143,000 for restricted stock unit awards and $101,000 and $362,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 30, 2008	Three Months Ended November 25, 2007	Six Months Ended November 30, 2007	Six Months Ended November 25, 2007
Research and development	$42,000	$39,000	$84,000	$70,000
Selling, general and administrative	$137,000	$142,000	$390,000	$435,000
Total amort. of stock-based compensation	$179,000	$181,000	$474,000	$505,000

As of November 30, 2008, there was $770,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.58 years.

During the six months ended November 30, 2008, the Company granted options to purchase 75,000 shares of Common Stock and 25,002 restricted stock unit awards.

As of November 30, 2008, the Company has reserved 2.5 million shares of Common Stock for future issuance under its current and former stock plans.

4.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 30, 2008	Three Months Ended November 25, 2007	Six Months Ended November 30, 2008	Six Months Ended November 25, 2007
Numerator:
Net income	$1,498	$3,125	$4,337	$6,202

Denominator:
Weighted average shares for basic net income per share	26,171	26,070	26,167	26,004
Effect of dilutive securities:
Stock options and restricted stock units	643	950	639	966
Weighted average shares for diluted net income per share	26,814	27,020	26,806	26,970

Diluted net income per share	$0.06	$0.12	$0.16	$0.23

For the three months ended November 30, 2008 and November 25, 2007, the computation of the diluted net income per share excludes the impact of options to purchase 288,834 shares and 74,500 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 30, 2008 and November 25, 2007, the computation of the diluted net income per share excludes the impact of options to purchase 266,405 shares and 86,701 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The estimated annual effective tax rate for fiscal year 2009 is currently expected to be approximately 41%. The provision for income taxes for the three and six months ended November 30, 2008 was $1.1 million and $3.0 million, respectively.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was signed into law on October 3, 2008.  Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the retroactive change in the tax law were recognized during the quarter ended November 30, 2008, which is the quarter in which the law was enacted.  The federal research credit that was available to reduce the Company’s income tax provision for the three and six months ended November 30, 2008 was not significant.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer's taxable income.  The Company does not expect this change in tax law to materially impact its tax provision, except for the increase in the current state tax liability due to the temporary suspension of the utilization of California net operating loss carryforwards.

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

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of May 25, 2008 and November 30, 2008 as the amounts were not significant.

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

The Company tested its goodwill and other intangible assets with indefinite lives for impairment as of July 20, 2008 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets with indefinite lives, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.  No such significant or material changes in the Company’s business or economic environment have come to the attention of management since July 20, 2008 through the date of this report.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 30, 2008	May 25, 2008
Raw material	$5,161	$4,380
Finished goods	2,504	2,949
Total	$7,665	$7,329

8.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons that supply produce to Apio including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of November 30, 2008 and May 25, 2008 and for the three and six months ended November 30, 2008 and November 25, 2007.

Apio leases, for approximately $310,000 on a current annual basis, agricultural land that is owned by the Apio Chairman.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.  For the three and six months ended November 30, 2008, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $80,000 and $156,000, respectively, which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and six months ended November 30, 2008, the Company recognized revenues of $330,000 and $730,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of November 30, 2008 and May 25, 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Comprehensive Income

The comprehensive income of Landec is the same as net income.

10.	Stockholders’ Equity

On November 6, 2008, the Company reincorporated from California to Delaware.  As a result of this reincorporation the Company has established an additional paid in capital account and reclassified as of November 30, 2008 and May 25, 2008, $115.0 million and $112.9 million, respectively, from Common Stock to additional paid-in capital.

During the three and six months ended November 30, 2008, 8,750 and 18,752 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s stock option plans.

11.	Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for produce products.  The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer® polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non-Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America.  Prior to the fourth quarter of fiscal year 2008, Landec’s operating segments were Food Products Technology and Agricultural Seed Technology.  At fiscal year end 2008, the Company reexamined its segment reporting.  As a result, the Company eliminated the Agricultural Seed Technology segment and established the Commodity Trading and the Technology Licensing segments.  As a result, the segment information for the three and six months ended November 25, 2007 has been reclassified to conform with the current year classification.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan.

Operations and identifiable assets by business segment consisted of the following (in thousands):

	Food Products Technology	Commodity Trading	Technology Licensing	Corporate	TOTAL

Three Months Ended November 30, 2008
Net sales	$37,971	$18,355	$1,712	$—	$58,038
International sales	$3,443	$17,901	$—	$—	$21,344
Gross profit	$4,707	$1,138	$1,712	$—	$7,557
Net income (loss)	$1,849	$551	$1,167	$(2,069)	$1,498
Depreciation and amortization	$774	$3	$42	$—	$819
Interest income	$149	$—	$—	$306	$455
Interest expense	$3	$—	$—	$—	$3
Income tax expense	$—	$—	$—	$1,063	$1,063

Three Months Ended November 25, 2007
Net sales	$39,441	$17,855	$1,665	$—	$58,961
International sales	$3,566	$17,281	$—	$—	$20,847
Gross profit	$6,175	$1,017	$1,665	$—	$8,857
Net income (loss)	$2,999	$541	$1,163	$(1,578)	$3,125
Depreciation and amortization	$690	$5	$58	$—	$753
Interest income	$89	$—	$—	$518	$607
Interest expense	$5	$—	$—	$—	$5
Income tax expense	$—	$—	$—	$1,198	$1,198

Six Months Ended November 30, 2008
Net sales	$81,785	$44,651	$3,354	$—	$129,790
International sales	$7,590	$39,594	$—	$—	$47,184
Gross profit	$11,991	$2,335	$3,354	$—	$17,680
Net income (loss)	$5,838	$1,149	$2,272	$(4,922)	$4,337
Depreciation and amortization	$1,518	$7	$90	$—	$1,615
Interest income	$272	$—	$—	$540	$812
Interest expense	$4	$—	$—	$—	$4
Income tax expense	$—	$—	$—	$2,974	$2,974

Six Months Ended November 25, 2007
Net sales	$78,988	$39,306	$3,326	$—	$121,620
International sales	$7,265	$36,531	$—	$—	$43,796
Gross profit	$12,397	$2,108	$3,326	$—	$17,831
Net income (loss)	$6,102	$1,114	$2,372	$(3,386)	$6,202
Depreciation and amortization	$1,344	$10	$115	$—	$1,469
Interest income	$312	$—	$—	$1,076	$1,388
Interest expense	$13	$—	$—	$—	$13
Income tax expense	$—	$—	$—	$2,380	$2,380

During the six months ended November 30, 2008 and November 25, 2007, sales to the Company’s top five customers accounted for 46% and 49%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 19% for the each of the six months ended November 30, 2008 and November 25, 2007.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia and Japan.

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

Following the sale of Landec’s former direct marketing and sales seed corn company, FCD, to Monsanto in fiscal year 2007, Landec now has three core businesses – Food Products Technology, Commodity Trading and Technology Licensing (see note 11 of the unaudited financial statements).

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

Landec was incorporated on October 31, 1986.  We completed our initial public offering in 1996 and our Common Stock is listed on The NASDAQ Global Select Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

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

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 23 new products.

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

During fiscal year 2008, the Company expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita.  Commercial sales of avocados into the food service industry began in the fall of 2008 and retail grocery store trials recently began.

In May 2007, Apio entered into an 18-month research and development agreement with Natick Soldier Research, Development & Engineering Center, a branch of the U.S. Military, to develop commercial uses for Landec’s BreatheWay packaging technology within the U.S. Military by significantly increasing the shelf life of produce for overseas shipments.

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target varieties began in the fall of 2008.

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

Monsanto has formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.

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

Medical Applications

On December 23, 2005, Landec entered into a licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”) for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide.  In exchange for the exclusive right to use Landec’s Intelimer technology, the Company received shares of preferred stock valued at $1.8 million which as of November 30, 2008 represented a 16.4% ownership interest in Aesthetic Sciences.  At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Results of Operations

Revenues (in thousands):

	Three months ended 11/30/08	Three months ended 11/25/07	Change	Six months ended 11/30/08	Six months ended 11/25/07	Change
Apio Value Added	$37,314	$39,264	(5)%	$80,316	$78,658	2%
Apio Packaging	657	177	271%	1,469	330	345%
Technology Subtotal	37,971	39,441	(4)%	81,785	78,988	4%
Apio Trading	18,355	17,855	3%	44,651	39,306	14%
Total Apio	56,326	57,296	(2)%	126,436	118,294	7%
Tech. Licensing	1,712	1,665	3%	3,354	3,326	1%
Total Revenues	$58,038	$58,961	(2)%	$129,790	$121,620	7%

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

The decrease in Apio’s value-added revenues for the three months ended November 30, 2008 compared to the same period last year was primarily due to a decrease in value-added unit sales volumes of 7%. The increase in value-added revenues for the six months ended November 30, 2008 compared to the same period last year was primarily due to an increase in value-added unit sales volumes of 1%.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The increase in Apio packaging revenues for the three and six months ended November 30, 2008 compared to the same periods last year was primarily due to the timing of contractual minimum payments from Chiquita as a result of amending the Chiquita license agreement.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.  The export portion of trading revenues for the three and six months ended November 30, 2008 was $17.9 million and $39.6 million, or 98% and 89%, respectively, of total trading revenues.

 The increase in revenues in Apio’s trading business for the three months ended November 30, 2008 compared to the same period last year was primarily due to higher per unit sales prices resulting from product mix changes on flat unit sales volumes.  The increase in revenues in Apio’s trading business for the six months ended November 30, 2008 compared to the same period last year was due to a 6% increase in trading business sales volumes coupled with higher per unit sales prices due to product mix changes.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in Technology Licensing revenues for the three and six months ended November 30, 2008 compared to the same periods of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 11/30/08	Three months ended 11/25/07	Change	Six months ended 11/30/08	Six months ended 11/25/07	Change
Apio Value Added	$4,084	$6,029	(32)%	$10,665	$12,132	(12)%
Apio Packaging	623	146	327%	1,326	265	400%
Technology Subtotal	4,707	6,175	(24)%	11,991	12,397	(3)%
Apio Trading	1,138	1,017	12%	2,335	2,108	11%
Total Apio	5,845	7,192	(19)%	14,326	14,505	(1)%
Tech. Licensing	1,712	1,665	3%	3,354	3,326	1%
Total Gross Profit	$7,557	$8,857	(15)%	$17,680	$17,831	(1)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and six months ended November 30, 2008, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the three months ended November 30, 2008 compared to the same period last year was primarily due the 5% decrease in revenues coupled with increased costs for raw materials and greater overhead absorption per unit due to lower sales volumes.  The gross margin for Apio’s value-added business for the second quarter of fiscal year 2009 was 11% compared to a gross margin of 15% during the second quarter of last year.  The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the six months ended November 30, 2008 compared to the same period last year was primarily due to increased costs for raw materials and greater overhead absorption per unit due to lower sales volumes.  The gross margin for Apio’s value-added business for the first six months of fiscal year 2009 was 13% compared to a gross margin of 15% during the first six months of fiscal year 2008.

Apio Packaging

The increase in gross profit for Apio Packaging for the three and six months ended November 30, 2008 compared to the same periods last year was primarily due to the timing of contractual minimum payments from Chiquita as a result of amending the Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 4-6% range.  The increase in Apio trading gross profit for the three months ended November 30, 2008 compared to the same period last year was due to an increase in revenues coupled with a shift during the quarter to higher margin vegetable export products from lower margin fruit export products during the second quarter of fiscal year 2008 primarily due to a higher quantity of vegetable products available for export during the second quarter of this year compared to the same period last year.  The increase in Apio trading gross profit during the six months ended November 30, 2008 compared to the same period last year was primarily due to increased trading revenues of 14%.  The increase in revenues during the first six months of fiscal year 2009 was greater than the increase in gross profit because the revenues from domestic commodity sales, which is a 2% margin business, increased 82% whereas revenues from the higher margin export business increased 8%.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and six months ended November 30, 2008 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 11/30/08	Three months ended 11/25/07	Change	Six months ended 11/30/08	Six months ended 11/25/07	Change
Research and Development:
Apio	$322	$286	13%	$673	$656	3%
Tech. Licensing	545	502	9%	1,083	954	14%
Total R&D	$867	$788	10%	$1,756	$1,610	9%

Selling, General and Administrative:
Apio	$3,136	$3,340	(6)%	$6,636	$6,701	(1)%
Corporate	1,313	899	46%	2,489	2,084	19%
Total S,G&A	$4,449	$4,239	5%	$9,125	$8,785	4%

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

The increase in research and development expenses for the three months and six months ended November 30, 2008 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three and six months ended November 30, 2008 compared to the same periods last year was primarily due to increased audit, tax and legal fees at Corporate.

Other (in thousands):

	Three months ended 11/30/08	Three months ended 11/25/07	Change	Six months ended 11/30/08	Six months ended 11/25/07	Change
Interest Income	$455	$607	(25)%	$812	$1,388	(41)%
Interest Expense	$(3)	$(5)	(40)%	$(4)	$(13)	(69)%
Minority Int. Exp.	$(132)	$(109)	21%	$(296)	$(229)	29%
Income Taxes	$(1,063)	$(1,198)	(11)%	$(2,974)	$(2,380)	25%

Interest Income

The decrease in interest income for the three and six months ended November 30, 2008 compared to the same periods last year was primarily due to lower yields on investments, driven by both declines in interest rates and a shift in our investment portfolio to more conservative investments.

Interest Expense

The decrease in interest expense during the three and six months ended November 30, 2008 compared to the same periods last year was not significant.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the minority interest for the three and six months ended November 30, 2008 compared to the same periods last year was not significant.

Income Taxes

The decrease in the income tax expense for the three months ended November 30, 2008 compared to the same period last year was due to a 41% decrease in pre-tax net income partially offset by the fact that the effective tax rate for the three months ended November 30, 2008 was 41% compared to an effective tax rate of 27.7% for the same period last year.  The increase in the income tax expense for the six months ended November 30, 2008 compared to the same period last year is due to the Company utilizing all of its net operating loss carryforwards and tax credits during fiscal year 2008 for book income tax expense purposes which resulted in the estimated effective tax rate for fiscal year 2009 for federal and state income tax increasing to 41% from 27.7% last year, partially offset by a 15% decrease in pre-tax net income.

Liquidity and Capital Resources

As of November 30, 2008, the Company had cash and cash equivalents of $42.3 million, a net decrease of $2.1 million from $44.4 million at May 25, 2008.

Cash Flow from Operating Activities

Landec generated $3.3 million of cash flow from operating activities during the six months ended November 30, 2008 compared to generating $2.1 million from operating activities for the six months ended November 25, 2007.  The primary sources of cash from operating activities during the six months ended November 30, 2008 were from generating $4.3 million of net income and from non-cash related expenses of $3.0 million from depreciation, stock based compensation and changes in deferred taxes.  The primary uses of cash from operating activities during the six months ended November 30, 2008 were from the recognition of revenues for which the cash had previously been received (the reduction of deferred revenue) and from cash advances to farmers for future crops.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 30, 2008 was $6.5 million compared to $1.4 million for the same period last year.  The primary uses of cash from investing activities during the first six months of fiscal year 2009 were for the purchase of $2.4 million of property and equipment primarily for the further expansion and automation of Apio’s value-added facility and from the net purchase of $4.2 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 30, 2008 was $1.2 million compared to the use of $18.2 million for the same period last year.  The primary source of cash from financing activities during the first six months of fiscal year 2009 was from the tax benefit from stock-based compensation of $1.5 million.

Capital Expenditures

During the six months ended November 30, 2008, Landec purchased vegetable processing equipment to support the further expansion and automation of Apio’s value added processing facility.  These expenditures represented the majority of the $2.4 million of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A.  Outstanding amounts under the line of credit bear interest at the LIBOR adjustable rate plus 1.50%.  The revolving line of credit  with Wells Fargo (collectively, the “Loan Agreement”) contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  Landec has pledged substantially all of the assets of Apio to secure the lines with Wells Fargo.  At November 30, 2008, no amounts were outstanding under the revolving line of credit.  Apio was in compliance with all loan covenants during the six months ended November 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in litigation arising in the normal course of business.  The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 1A. Risk Factors

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of the Company's Form 10-K for the year ended May 25, 2008.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the six months ended November 30, 2008, approximately 36% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During six months ended November 30, 2008, sales to our top five customers accounted for approximately 46% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 19% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Stockholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Stockholders

Our executive officers and directors and their affiliates own or control approximately 12% of our common stock (including options exercisable within 60 days).  Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions requiring stockholder approval.  This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other stockholders.  In addition, our controlling stockholders may approve amendments to our certificate of incorporation or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other stockholders.

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

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

Our Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue shares, of preferred stock.  In November 1999, we issued and sold shares of Series A Convertible Preferred Stock and in October 2001 we issued and sold shares of Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock was converted into 1,666,670 shares of Common Stock in November 2002 and the Series B Convertible Preferred Stock was converted into 1,744,102 shares of Common Stock in May  2004.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on October 16, 2008, the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Withheld
1.     Four Class I directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of shareholders at which their successors will be elected and qualified:

Frederick Frank	22,454,136	617,668
Stephen E. Halprin	22,440,407	631,397
Richard S. Schneider, Ph.D.	22,347,825	723,979
Kenneth E. Jones	22,373,449	698,355
  The Class II directors were not up for election at the Annual Meeting.  The four current Class II directors, Gary T. Steele, Nicholas Tompkins, Duke K. Bristow, Ph.D. and Robert Tobin will serve as Class II directors until the next Annual Meeting, when their successors will be elected and qualified.

	Voted For	Voted Against	Abstain
2. To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2009 fiscal year.	22,689,765	341,236	40,803

	Voted For	Voted Against	Abstain
3. To reincorporate the Company from California to Delaware.	16,043,995	588,592	32,039

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Exhibit Title:

10.26+	Amendment No. 2 to the Amended and Restated Credit Agreement between Apio, Inc. and Wells Fargo Bank, N.A., dated as of November 4, 2008.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:       January 8, 2009