Form 10-Q
period 2009-03-01
LANDEC CORP \CA\
filed 2009-04-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 1, 2009, or

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

Yes ☐          No ☒

As of March 23, 2009, there were 26,238,953 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended March 1, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 1, 2009	May 25, 2008
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$47,276	$44,396
Marketable securities	16,640	14,643
Accounts receivable, less allowance for doubtful accounts of $193 and $169 at March 1, 2009 and May 25, 2008, respectively	12,459	19,460
Accounts receivable, related party	376	411
Inventories, net	5,294	7,329
Notes and advances receivable	491	501
Deferred taxes	2,180	2,180
Prepaid expenses and other current assets	2,042	1,746
Total Current Assets	86,758	90,666

Property, plant and equipment, net	22,116	21,306
Goodwill, net	27,361	27,354
Trademarks, net	8,228	8,228
Other assets	3,759	3,035
Total Assets	$148,222	$150,589

Current Liabilities:
Accounts payable	$10,062	$18,991
Related party accounts payable	72	273
Accrued compensation	1,167	2,197
Other accrued liabilities	1,651	2,930
Deferred revenue	4,002	3,613
Total Current Liabilities	16,954	28,004

Deferred revenue	3,500	5,000
Deferred taxes	3,019	1,569
Minority interest	1,641	1,550
Total Liabilities	25,114	36,123

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,238,953 and 26,156,323 shares issued and outstanding at March 1, 2009 and May 25, 2008, respectively	26	26
Additional paid-in capital	115,713	112,948
Retained earnings	7,369	1,492
Total Stockholders’ Equity	123,108	114,466
Total Liabilities and Stockholders’ Equity	$148,222	$150,589

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 1,	February 24,	March 1,	February 24,
	2009	2008	2009	2008
Revenues:
Product sales	$51,242	$56,907	$175,370	$172,981
Services revenue, related party	930	737	3,086	2,721
License fees	1,550	1,720	4,650	4,851
Research, development and royalty revenues	189	243	595	642
Royalty revenues, related party	—	—	—	32
Total revenues	53,911	59,607	183,701	181,227

Cost of revenue:
Cost of product sales	45,218	48,087	153,342	148,457
Cost of product sales, related party	356	150	2,615	1,932
Cost of services revenue	746	623	2,473	2,261
Total cost of revenue	46,320	48,860	158,430	152,650

Gross profit	7,591	10,747	25,271	28,577

Operating costs and expenses:
Research and development	891	802	2,647	2,411
Selling, general and administrative	4,153	4,860	13,278	13,645
Total operating costs and expenses	5,044	5,662	15,925	16,056
Operating income	2,547	5,085	9,346	12,521

Interest income	220	527	1,032	1,915
Interest expense	(2)	(5)	(6)	(18)
Minority interest expense	(110)	(121)	(406)	(350)
Income before taxes	2,655	5,486	9,966	14,068
Income tax expense	(1,115)	(1,520)	(4,089)	(3,900)
Net income	$1,540	$3,966	$5,877	$10,168

Basic net income per share	$0.06	$0.15	$0.22	$0.39

Diluted net income per share (Note 4)	$0.06	$0.15	$0.22	$0.38

Shares used in per share computation:
Basic	26,190	26,109	26,175	26,039
Diluted	26,564	26,936	26,763	26,961

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine months Ended
	March 1,	February 24,
	2009	2008
Cash flows from operating activities:
Net income	$5,877	$10,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,394	2,273
Stock-based compensation expense	650	688
Tax benefit from stock based compensation	(1,771)	(3,675)
Increase in long-term receivable	(600)	(600)
Minority interest	406	350
Deferred taxes	1,450	—
Changes in current assets and current liabilities:
Accounts receivable, net	7,001	2,723
Accounts receivable, related party	35	186
Inventories, net	2,035	486
Issuance of notes and advances receivable	(2,765)	(2,286)
Collection of notes and advances receivable	2,674	1,882
Prepaid expenses and other current assets	(157)	(398)
Accounts payable	(8,929)	(2,127)
Related party accounts payable	(201)	(129)
Income taxes payable	1,632	3,829
Accrued compensation	(1,030)	(1,366)
Other accrued liabilities	(1,279)	317
Deferred revenue	(1,111)	(872)
Net cash provided by operating activities	6,311	11,449

Cash flows from investing activities:
Purchases of property and equipment	(3,204)	(2,364)
Acquisition related earnout payments	(7)	(86)
Issuance of notes and advances receivable	(2)	(10)
Collection of notes and advances receivable	103	116
Purchase of marketable securities	(32,350)	—
Proceeds from maturities of marketable securities	30,353	—
Net cash used in investing activities	(5,107)	(2,344)

Cash flows from financing activities:
Proceeds from sale of common stock	344	1,120
Repurchase of subsidiary common stock and options	—	(20,837)
Tax benefit from stock-based compensation	1,771	3,675
Increase in other assets	(124)	(5)
Payments on related party note payable	—	(66)
Payments to minority interest holders	(315)	(283)
Net cash provided by (used in) financing activities	1,676	(16,396)
Net increase (decrease) in cash and cash equivalents	2,880	(7,291)
Cash and cash equivalents at beginning of period	44,396	62,556
Cash and cash equivalents at end of period	$47,276	$55,265

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,771	$3,675
Long-term receivable from Monsanto for guaranteed termination fee	$600	$600

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at March 1, 2009 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

The results of operations for the three and nine months ended March 1, 2009 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business and because the first quarter of fiscal year 2009 was a 14-week quarter which occurs once every five years compared to the standard 13-week quarter.

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

                Based on the provisions of FIN 46R, the Company has concluded that as a result of the license and supply agreement between Landec and Monsanto Company (see Note 2).  Landec Ag is a VIE.  The Company has also determined that it is the primary beneficiary of Landec Ag and therefore the accounts of Landec Ag are consolidated with the accounts of the Company.

Landec Ag exists solely to administer the license and supply agreement between Landec and Monsanto Company.   At both March 1, 2009 and May 25, 2008, Landec Ag had total assets of approximately $500,000.

None of Landec’s assets serve as collateral for the obligations of Landec Ag, and there is no restriction on the recourse of creditors or beneficial interest holders of Landec Ag to the general credit of Landec.

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

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period.  The actual results may differ from management’s estimates.

For instance, the carrying value of notes and advances receivable are impacted by current market prices for the related crops, weather conditions and the fair value of the underlying security obtained by the Company, such as liens on property and crops.  The Company recognizes losses when it estimates that the fair value of the related crops or security is insufficient to cover the advance or note receivable.

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificates of deposit, money market funds and U.S. Treasuries.  Short-term marketable securities consist of certificates of deposit that are FDIC insured and state and municipal bonds with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet.  The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  These investments are classified as marketable securities on the consolidated balance sheet as of March 1, 2009 and are carried at fair market value.  Unrealized gains and losses were not significant for the three and nine months ended March 1, 2009.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and nine months ended March 1, 2009.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of March 1, 2009.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities.  It did not have any impact on the Company’s results of operations or financial position for the three and nine months ended March 1, 2009.  The Company will adopt Statement 157 for non-financial assets and liabilities during its fiscal year ending May 30, 2010.

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

As of March 1, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the stock of Landec Ag at any time during the five year term of the Agreement.  Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period.  For each of the three and nine months ended March 1, 2009 and February 24, 2008, Landec recognized $1.35 million and $4.05 million, respectively, in revenues from the Agreement.

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

3.    Stock-Based Compensation

In the three and nine months ended March 1, 2009, the Company recognized stock-based compensation expense of $176,000 and $650,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $71,000 and $226,000 for restricted stock unit awards and $105,000 and $424,000 for stock option grants, respectively.  In the three and nine months ended February 24, 2008, the Company recognized stock-based compensation expense of $182,000 and $688,000 or $0.01 and $0.03 per basic and diluted share, respectively, which included $81,000 and $224,000 for restricted stock unit awards and $101,000 and $464,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended March 1, 2009	Three Months Ended February 24, 2008	Nine Months Ended March 1, 2009	Nine Months Ended February 24, 2008
Research and development	$42,000	$39,000	$126,000	$109,000
Selling, general and administrative	134,000	143,000	524,000	579,000
Total amort. of stock-based compensation	$176,000	$182,000	$650,000	$688,000

As of March 1, 2009, there was $638,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.53 years.

During the nine months ended March 1, 2009, the Company granted options to purchase 85,000 shares of Common Stock and 28,335 restricted stock unit awards.

As of March 1, 2009, the Company has reserved 2.4 million shares of Common Stock for future issuance under its current and former stock plans.

4.    Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 1, 2009	Three Months Ended February 24, 2008	Nine Months Ended March 1, 2009	Nine Months Ended February 24, 2008
Numerator:
Net income	$1,540	$3,966	$5,877	$10,168

Denominator:
Weighted average shares for basic net income per share	26,190	26,109	26,175	26,039
Effect of dilutive securities:
Stock options and restricted stock units	374	827	588	922
Weighted average shares for diluted net income per share	26,564	26,936	26,763	26,961

Diluted net income per share	$0.06	$0.15	$0.22	$0.38

For the three months ended March 1, 2009 and February 24, 2008, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 104,500 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended March 1, 2009 and February 24, 2008, the computation of the diluted net income per share excludes the impact of options to purchase 355,511 shares and 92,634 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes

The estimated annual effective tax rate for fiscal year 2009 is currently expected to be approximately 41%. The provision for income taxes for the three and nine months ended March 1, 2009 was $1.1 million and $4.1 million, respectively.

The "Emergency Economic Stabilization Act of 2008," which contains the "Tax Extenders and Alternative Minimum Tax Relief Act of 2008", was signed into law on October 3, 2008.  Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the retroactive change in the tax law were recognized during the quarter ended November 30, 2008, which is the quarter in which the law was enacted.  The federal research credit that was available to reduce the Company’s income tax provision for the three and nine months ended March 1, 2009 was not significant.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carry forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry forward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer's taxable income.  The Company does not expect this change in tax law to materially impact its tax provision, except for the increase in the current state tax liability due to the temporary suspension of the utilization of California net operating loss carry forwards.

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

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of March 1, 2009 and May 25, 2008 as the amounts were not significant.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1997 forward, none of which were individually significant.

6.      Goodwill and Other Intangibles

The Company’s intangible assets are comprised primarily of goodwill and other intangible assets with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with the guidelines in SFAS No. 141, “Business Combinations” (“SFAS 141”) (i) upon the acquisition, in December 1999, of all the assets of Apio, Inc. (“Apio”), which consists of the Food Products Technology and Commodity Trading reporting units and (ii) from the repurchase of all minority interests in the common stock of Landec Ag, Inc. (“Landec Ag”), a subsidiary of the Company, in December 2006. SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the Apio acquisition were allocated to the Food Products Technology reporting unit pursuant to SFAS 141 based upon the allocation of assets and liabilities acquired and consideration paid for the Food Products Technology reporting unit.  The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag minority interests.

The Company tests its intangible assets for impairment at least annually, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  When evaluating indefinite-lived intangible assets for impairment, SFAS 142 requires the Company to compare the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach in SFAS 142 is not required.  Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

The Company tested its intangible assets for impairment as of July 20, 2008 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits.  Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach was not used to value the Food Products Technology and Technology Licensing reporting units (the “Reporting Units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

The DCF approach requires the Company to exercise judgment in determining future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict. These net cash flows are discounted at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The DCF associated with the Technology Licensing reporting unit is based on the Company’s current license agreement with Monsanto (the “License Agreement”).  Under the License Agreement, Landec Ag receives a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee payable to Landec of $4.0 million if Monsanto elects to terminate the License Agreement, or $8.0 million if Monsanto elects to purchase all of the outstanding stock of Landec Ag.  If the purchase option is exercised before the fifth anniversary of the License Agreement, or if Monsanto elects to terminate the License Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination.  As of May 25, 2008, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, is more than double its book value, and therefore, no intangible asset impairment was deemed to exist.  The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the License Agreement.  A 1% increase in the discount rate would result in approximately a 2% decline in the fair value of the reporting unit.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  As of May 25, 2008, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, was more than triple its carrying value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would result in approximately a 4% decline in the fair value of the reporting unit. Therefore, even significant negative changes in the Company’s revenue and margin projections for the Food Products Technology business or discount rate utilized would be unlikely to result in the impairment of the intangible assets of the Food Products Technology reporting unit as of May 25, 2008.

Although general economic conditions have deteriorated since May 25, 2008, management determined, after considering relevant facts and circumstances, that the deterioration in the economy had not significantly altered the previous assumptions for the Company’s impairment testing.  Thus, management concluded that it is not necessary to update impairment tests as of March 1, 2009.  The Company will perform its routine comprehensive review of its intangible assets for impairment as of July 19, 2009 for the Food Products Technology and Technology Licensing segments.

7.    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	March 1, 2009	May 25, 2008
Raw material	$3,976	$4,380
Finished goods	1,318	2,949
Total	$5,294	$7,329

8.    Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of March 1, 2009 and May 25, 2008 and for the three and nine months ended March 1, 2009 and February 24, 2008.

Apio leases, for approximately $313,000 on a current annual basis, agricultural land that is owned by the Apio Chairman.  Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products.  There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business.  Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land.  For the three and nine months ended March 1, 2009, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $78,000 and $234,000 respectively, which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and nine months ended March 1, 2009, the Company recognized revenues of $330,000 and $1.1 million, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of March 1, 2009 and May 25, 2008.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Comprehensive Income

The comprehensive income of Landec is the same as net income.

10.	Stockholders’ Equity

On November 6, 2008, the Company reincorporated from California to Delaware.  As a result of this reincorporation, the Company has established an additional paid in capital account and reclassified as of May 25, 2008, $112.9 million from Common Stock to additional paid-in capital.

During the three and nine months ended March 1, 2009, 63,884 and 82,630 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s stock option plans.

11.   Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for produce products.  The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer® polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non-Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America.  Prior to the fourth quarter of fiscal year 2008, Landec’s operating segments were Food Products Technology and Agricultural Seed Technology.  At fiscal year end 2008, the Company reexamined its segment reporting and eliminated the Agricultural Seed Technology segment and established the Commodity Trading and the Technology Licensing segments.  As a result, the segment information for the three and nine months ended February 24, 2008 has been reclassified to conform with the current year classification.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan.

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended March 1, 2009	Food Products Technology	Commodity Trading	Technology Licensing	Corporate	TOTAL
Net sales	$44,522	$7,650	$1,739	$—	$53,911
International sales	$3,445	$7,613	$—	$—	$11,058
Gross profit	$5,203	$649	$1,739	$—	$7,591
Net income (loss)	$2,530	$197	$1,154	$(2,341)	$1,540
Depreciation and amortization	$733	$3	$43	$—	$779
Interest income	$78	$—	$—	$142	$220
Interest expense	$2	$—	$—	$—	$2
Income tax expense	$—	$—	$—	$1,115	$1,115

Three Months Ended February 24, 2008
Net sales	$48,762	$8,974	$1,871	$—	$59,607
International sales	$4,149	$8,945	$—	$—	$13,094
Gross profit	$8,286	$590	$1,871	$—	$10,747
Net income (loss)	$4,799	$36	$1,322	$(2,191)	$3,966
Depreciation and amortization	$749	$5	$51	$—	$805
Interest income	$97	$—	$—	$430	$527
Interest expense	$5	$—	$—	$—	$5
Income tax expense	$—	$—	$—	$1,520	$1,520

Nine Months Ended March 1, 2009
Net sales	$126,307	$52,301	$5,093	$—	$183,701
International sales	$11,035	$47,207	$—	$—	$58,242
Gross profit	$17,194	$2,984	$5,093	$—	$25,271
Net income (loss)	$8,370	$1,346	$3,425	$(7,264)	$5,877
Depreciation and amortization	$2,251	$10	$133	$—	$2,394
Interest income	$350	$—	$—	$682	$1,032
Interest expense	$6	$—	$—	$—	$6
Income tax expense	$—	$—	$—	$4,089	$4,089

Nine Months Ended February 24, 2008
Net sales	$127,750	$48,279	$5,198	$—	$181,227
International sales	$11,414	$45,476	$—	$—	$56,890
Gross profit	$20,682	$2,697	$5,198	$—	$28,577
Net income (loss)	$10,902	$1,150	$3,695	$(5,579)	$10,168
Depreciation and amortization	$2,093	$15	$165	$—	$2,273
Interest income	$409	$—	$—	$1,506	$1,915
Interest expense	$18	$—	$—	$—	$18
Income tax expense	$—	$—	$—	$3,900	$3,900

During the nine months ended March 1, 2009 and February 24, 2008, sales to the Company’s top five customers accounted for 46% and 47%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 20% and 19% for the nine months ended March 1, 2009 and February 24, 2008, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia and Japan.

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

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this report and in particular the factors described below in Part II – Item 1A of this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 25, 2008.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 25, 2008 filed with the Securities and Exchange Commission on August 8, 2008.

The revenue recognition policy has been expanded as follows:

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, title has transferred, the price is fixed and determinable, and collectibility is reasonably assured.  Allowances are established for estimated uncollectible amounts, product returns, and discounts.

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

The goodwill and other intangibles policy has been expanded as follows:

Goodwill and Other Intangibles

The Company’s intangible assets are comprised primarily of goodwill and other intangible assets with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with the guidelines in SFAS No. 141, “Business Combinations” (“SFAS 141”) (i) upon the acquisition, in December 1999, of all the assets of Apio, Inc. (“Apio”), which consists of the Food Products Technology and Commodity Trading reporting units and (ii) from the repurchase of all minority interests in the common stock of Landec Ag, Inc. (“Landec Ag”), a subsidiary of the Company, in December 2006. SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the Apio acquisition were allocated to the Food Products Technology reporting unit pursuant to SFAS 141 based upon the allocation of assets and liabilities acquired and consideration paid for the Food Products Technology reporting unit.  The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag minority interests.

The Company tests its intangible assets for impairment at least annually, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  When evaluating indefinite-lived intangible assets for impairment, SFAS 142 requires the Company to compare the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach in SFAS 142 is not required.  Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

The Company tested its intangible assets for impairment as of July 20, 2008 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits.  Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach was not used to value the Food Products Technology and Technology Licensing reporting units (the “Reporting Units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

The DCF approach requires the Company to exercise judgment in determining future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict. These net cash flows are discounted at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The DCF associated with the Technology Licensing reporting unit is based on the Company’s current license agreement with Monsanto (the “License Agreement”).  Under the License Agreement, Landec Ag receives a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee payable to Landec of $4.0 million if Monsanto elects to terminate the License Agreement, or $8.0 million if Monsanto elects to purchase all of the outstanding stock of Landec Ag.  If the purchase option is exercised before the fifth anniversary of the License Agreement, or if Monsanto elects to terminate the License Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination.  As of May 25, 2008, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, is more than double its book value, and therefore, no intangible asset impairment was deemed to exist.  The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the License Agreement.  A 1% increase in the discount rate would result in approximately a 2% decline in the fair value of the reporting unit.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  As of May 25, 2008, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, was more than triple its carrying value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would result in approximately a 4% decline in the fair value of the reporting unit. Therefore, even significant negative changes in the Company’s revenue and margin projections for the Food Products Technology business or discount rate utilized would be unlikely to result in the impairment of the intangible assets of the Food Products Technology reporting unit as of May 25, 2008.

Although general economic conditions have deteriorated since May 25, 2008, management determined, after considering relevant facts and circumstances, that the deterioration in the economy had not significantly altered the previous assumptions for the Company’s impairment testing.  Thus, management concluded that it is not necessary to update impairment tests as of March 1, 2009.  The Company will perform its routine comprehensive review of its intangible assets for impairment as of July 19, 2009 for the Food Products Technology  and Technology Licensing segments.

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

•
Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 24 new products.

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

Medical Applications

On December 23, 2005, Landec entered into a licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”) for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide.  In exchange for the exclusive right to use Landec’s Intelimer technology, the Company received shares of preferred stock valued at $1.8 million which as of March 1, 2009 represented a 17.3% ownership interest in Aesthetic Sciences.  At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any.

Results of Operations

Revenues (in thousands):

	Three months ended 3/1/09	Three months ended 2/24/08	Change	Nine months ended 3/1/09	Nine months ended 2/24/08	Change
Apio Value Added	$43,936	$46,889	(6)%	$124,252	$125,547	(1)%
Apio Packaging	586	1,873	(69)%	2,055	2,203	(7)%
Technology Subtotal	44,522	48,762	(9)%	126,307	127,750	(1)%
Apio Trading	7,650	8,974	(15)%	52,301	48,279	8%
Total Apio	52,172	57,736	(10)%	178,608	176,029	1%
Tech. Licensing	1,739	1,871	(7)%	5,093	5,198	(2)%
Total Revenues	$53,911	$59,607	(10)%	$183,701	$181,227	1%

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

The decrease in Apio’s value-added revenues for the three and nine months ended March 1, 2009 compared to the same periods last year was primarily due to a decrease in value-added unit sales volumes of 5% and 1%, respectively.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three and nine months ended March 1, 2009 compared to the same periods last year was due to the timing of contractual minimum payments from Chiquita as a result of amending the Chiquita license agreement.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.  The export portion of trading revenues for the three and nine months ended March 1, 2009 was $7.6 million and $47.2 million, or 100% and 90%, respectively, of total trading revenues.

 The decrease in revenues in Apio’s trading business for the three months ended March 1, 2009 compared to the same period last year was primarily due to a 1% decrease in trading sales volumes and from lower average per unit sales prices due to product mix changes to lower priced fruit products.  The increase in revenues in Apio’s trading business for the nine months ended March 1, 2009 compared to the same period last year was due to a 5% increase in trading business sales volumes coupled with higher average per unit sales prices during the first half of fiscal year 2009 due to product mix changes to higher priced vegetable products.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three and nine months ended March 1, 2009 compared to the same periods of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 3/1/09	Three months ended 2/24/08	Change	Nine months ended 3/1/09	Nine months ended 2/24/08	Change
Apio Value Added	$4,622	$6,434	(28)%	$15,287	$18,566	(18)%
Apio Packaging	581	1,852	(69)%	1,907	2,116	(10)%
Technology Subtotal	5,203	8,286	(37)%	17,194	20,682	(17)%
Apio Trading	649	590	10%	2,984	2,697	11%
Total Apio	5,852	8,876	(34)%	20,178	23,379	(14)%
Tech. Licensing	1,739	1,871	(7)%	5,093	5,198	(2)%
Total Gross Profit	$7,591	$10,747	(29)%	$25,271	$28,577	(12)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and nine months ended March 1, 2009, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the three months ended March 1, 2009 compared to the same period last year was primarily due to a 6% decrease in revenues coupled with increased costs for raw materials, primarily for produce.  The gross margin for Apio’s value-added business for the third quarter of fiscal year 2009 was 10.5% compared to a gross margin of 13.7% during the third quarter of last year.  The decrease in gross profit for Apio’s value-added business for the nine months ended March 1, 2009 compared to the same period last year was primarily due to increased costs for raw materials, primarily for produce.  The gross margin for Apio’s value-added business for the first nine months of fiscal year 2009 was 12.3% compared to a gross margin of 14.8% during the first nine months of fiscal year 2008.

Apio Packaging

The decrease in gross profit for Apio Packaging for the three and nine months ended March 1, 2009 compared to the same periods last year was primarily due to the timing of contractual minimum payments from Chiquita as a result of amending the Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin typically in the 4-6% range.  The increase in Apio trading gross profit for the three months ended March 1, 2009 compared to the same period last year was due to a shift during the quarter to higher margin vegetable export products from lower margin fruit export products during the third quarter of fiscal year 2008 primarily due to a higher quantity of vegetable products available for export during the third quarter of this year compared to the same period last year.  The increase in Apio trading gross profit during the nine months ended March 1, 2009 compared to the same period last year was primarily due to increased trading revenues of 8%.  The increase in gross profits during the first nine months of fiscal year 2009 was greater than the increase in revenues because the of product mix changes to higher margin vegetable products from lower margin fruit products in our export business which resulted in a higher average gross margin during the first nine months of fiscal year 2009 compared to the same period last year.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and nine months ended March 1, 2009 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 3/1/09	Three months ended 2/24/08	Change	Nine months ended 3/1/09	Nine months ended 2/24/08	Change
Research and Development:
Apio	$306	$253	21%	$980	$908	8%
Tech. Licensing	585	549	7%	1,667	1,503	11%
Total R&D	$891	$802	11%	$2,647	$2.411	10%

Selling, General and Administrative:
Apio	$2,785	$3,759	(26)%	$9,422	$10,460	(10)%
Corporate	1,368	1,101	24%	3,856	3,185	21%
Total S,G&A	$4,153	$4,860	(15)%	$13,278	$13,645	(3)%

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

The increase in research and development expenses for the three months and nine months ended March 1, 2009 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three and nine months ended March 1, 2009 compared to the same periods last year was primarily due to a decrease in sales and marketing expenses at Apio due to the decreases in value-added revenues and from decreases in general and administrative expenses at Apio primarily as a result of not accruing bonuses this year whereas for the same periods last years bonuses were accrued.  These decreases in selling, general and administrative expenses at Apio were partially offset by increases in general and administrative expenses at Corporate as a result of increased fees for audit, tax and legal.

Other (in thousands):

	Three months ended 3/01/09	Three months ended 2/24/08	Change	Nine months ended 3/01/09	Nine months ended 2/24/08	Change
Interest Income	$220	$527	(58)%	$1,032	$1,915	(46)%
Interest Expense	$(2)	$(5)	(60)%	$(6)	$(18)	(67)%
Minority Int. Exp.	$(110)	$(121)	(9)%	$(406)	$(350)	16%
Income Taxes	$(1,115)	$(1,520)	(27)%	$(4,089)	$(3,900)	5%

Interest Income

The decrease in interest income for the three and nine months ended March 1, 2009 compared to the same periods last year was primarily due to lower yields on investments, driven by both declines in interest rates and a shift in our investment portfolio to more conservative investments.

Interest Expense

The decrease in interest expense during the three and nine months ended March 1, 2009 compared to the same periods last year was not significant.

Minority Interest Expense

The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the minority interest expense for the three and nine months ended March 1, 2009 compared to the same periods last year was not significant.

Income Taxes

The decrease in the income tax expense for the three months ended March 1, 2009 compared to the same period last year was due to a 52% decrease in pre-tax net income partially offset by the fact that the effective tax rate for the three months ended March 1, 2009 was 42% compared to an effective tax rate of 27.7% for the same period last year.  The increase in the income tax expense for the nine months ended March 1, 2009 compared to the same period last year is due to the Company utilizing all of its net operating loss carry forwards and tax credits during fiscal year 2008 for book income tax expense purposes which resulted in the estimated effective tax rate for fiscal year 2009 for federal and state income tax increasing to 41% from 27.7% last year, partially offset by a 29% decrease in pre-tax net income.

Liquidity and Capital Resources

As of March 1, 2009, the Company had cash and cash equivalents of $47.3 million, a net increase of $2.9 million from $44.4 million at May 25, 2008.

Cash Flow from Operating Activities

Landec generated $6.3 million of cash flow from operating activities during the nine months ended March 1, 2009 compared to generating $11.4 million from operating activities for the nine months ended February 24, 2008.  The primary sources of cash from operating activities during the nine months ended March 1, 2009 were from generating $5.9 million of net income and from non-cash related expenses of $2.5 million, partially offset by a net decrease of $2.1 million in working capital.  The primary changes in working capital were (1) a $7.0 million decrease in accounts receivable due to February 2009 revenues being considerably lower than May 2008 revenues, (2) a $9.1 million decrease in accounts payable due to the timing of payments and the decrease in cost of sales due to February 2009 cost of sales being considerably lower than May 2008 cost of sales, (3) a $1.0 million decrease in accrued compensation primarily due to only $262,000 of bonuses currently being accrued at the Apio level in fiscal year 2009 compared to $1.3 million in bonuses accrued at the Apio level as of May 25, 2008, (4) a $1.3 million decrease in other accrued liabilities primarily attributable to: (a ) a $700,000 decrease in the accrual for auditing and tax fees as a result of paying fiscal year end 2008 audit and tax fees during the first nine months of fiscal year 2009, (b) a $400,000 decrease in the accrual for legal and consulting fees and (c) a $200,000 net decrease in numerous miscellaneous accruals and (5) a $1.1 million decrease in deferred revenue primarily due to recognizing $3.5 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first nine months of fiscal year 2009, partially offset by the receipt of the annual cash payment of $2.6 million from Monsanto during the third quarter of fiscal year 2009.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended March 1, 2009 was $5.1 million compared to $2.3 million for the same period last year.  The primary uses of cash from investing activities during the first nine months of fiscal year 2009 were for the purchase of $3.2 million of property and equipment primarily for the further expansion and automation of Apio’s value-added facility and from the net purchase of $2.0 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 1, 2009 was $1.7 million compared to the use of $16.4 million for the same period last year.  The primary source of cash from financing activities during the first nine months of fiscal year 2009 was the tax benefit from stock-based compensation of $1.8 million.

Capital Expenditures

During the nine months ended March 1, 2009, Landec purchased vegetable processing equipment to support the further expansion and automation of Apio’s value added processing facility.  These expenditures represented the majority of the $3.2 million of capital expenditures.

Debt

Apio has a $7.0 million revolving line of credit with Wells Fargo Bank N.A.  Outstanding amounts under the revolving line of credit bear interest at the LIBOR adjustable rate plus 1.50%.  The revolving line of credit contains certain restrictive covenants, which require Apio to meet certain financial tests, including minimum levels of net income, maximum leverage ratio, minimum net worth and maximum capital expenditures.  Landec has pledged substantially all of the assets of Apio to secure the line with Wells Fargo.  At March 1, 2009, no amounts were outstanding under the revolving line of credit.  Apio was in compliance with all loan covenants during the nine months ended March 1, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Landec desires to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934.  Specifically, Landec wishes to alert readers that the following important factors could in the future affect, and in the past have affected, Landec’s actual results and could cause Landec’s results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of Landec.  Landec assumes no obligation to update such forward-looking statements.

SEC Comments May Result in Changes to the Company’s Financial Statements

On February 27, 2009, the Company received an SEC comment letter pertaining to our Form 10-K for the fiscal year ended May 25, 2008 and our Forms 10-Q for the fiscal quarters ended August 31, 2008 and November 30, 2008.  The SEC comments addressed various items, including recommended expanded disclosures and the accounting treatment for certain transactions.  On March 27, 2009, we filed our response with the SEC.  We do not yet know if our responses will be accepted as filed.

We have incorporated into this Form 10-Q disclosures which are responsive to the SEC comment letter. Because we have not yet received a formal reply from the SEC to our response letter, we do not know if the SEC is satisfied with our responses, or if they consider certain comments to remain unresolved.  At this time, the Company cannot predict whether or not the SEC will agree with the Company’s disclosures and accounting in accordance with GAAP.  Under certain circumstances, the Company could be required to revise its financial statements for prior and/or future periods.

The United States' Economy is Currently Undergoing a Period of Slowdown and Unprecedented Volatility, Which May Have an Adverse Effect on Our Business

The U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. This slowdown has and could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations.  In particular, the slowdown and volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations.  In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. These slowdowns are expected to worsen if current economic conditions are prolonged or deteriorate further. We cannot predict the ultimate severity or length of the current economic crisis, or the timing or severity of future economic or industry downturns.

Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us.  This may result in lower sales and/or additional inventory or bad debt expense for Landec.  In addition to the impact of the economic downturn on our customers, some of our vendors and growers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours.  A continuing or deepening downturn of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically.

We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition.  Further, these conditions and uncertainty about future economic conditions make it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and use of cash, financial condition and results of operations.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine months ended March 1, 2009, approximately 32% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During nine months ended March 1, 2009, sales to our top five customers accounted for approximately 46% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 20% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Date:      April 8, 2009