Form 10-K
period 2009-05-31
LANDEC CORP \CA\
filed 2009-08-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2009, or

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

Registrant’s telephone number, including area code:
(650) 306-1650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The NASDAQ Global Select Stock Market

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $168,803,000 as of November 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 20, 2009, there were 26,347,140 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2009 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

          In 2006, Landec sold its direct marketing and sales seed company, Fielder’s Choice Direct (“FCD”), which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company (“Monsanto”). Subsequent to the sale of FCD, Landec now has three core businesses – Food Products Technology, Commodity Trading and Technology Licensing, each of which is described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2007, 2008 and 2009 is summarized in Note 14 to the Consolidated Financial Statements.

          Our Food Products Technology business is operated through a subsidiary, Apio, Inc. (“Apio”), and combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor. Value-added processing uses Landec’s proprietary BreatheWay® packaging technology to package produce that is processed by washing, and in some cases cutting and mixing, resulting in packaged produce that achieves increased shelf life and reduced shrink (waste) and eliminates the need for ice during the distribution cycle.

          Our Commodity Trading business is operated through Apio and combines Apio’s export company, Cal Ex Trading Company (“Cal-Ex”), with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically to Wal-Mart.

          Our Technology Licensing business includes our proprietary Intellicoat® seed coating technology which we have licensed to Monsanto and our Intelimer® polymer business that licenses and/or supplies products outside of our Food Products Technology and our Commodity Trading businesses to companies such as Air Products and Chemicals, Inc. (“Air Products”) and Nitta Corporation (“Nitta”).

          Our core polymer products are based on its patented proprietary Intelimer polymers, which differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state. These abrupt changes are repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company’s target markets.

          We were incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

          Polymers are important and versatile materials found in many of the products of modern life. Certain polymers, such as cellulose and natural rubber, occur in nature. Man-made or synthetic polymers include nylon fibers used in carpeting and clothing, coatings used in paints and finishes, plastics such as polyethylene, and elastomers used in automobile tires and latex gloves. Historically, synthetic polymers have been designed and developed primarily for improved mechanical and thermal properties, such as strength and the ability to withstand high temperatures. Improvements in these and other properties and the ease of manufacturing synthetic polymers have allowed these materials to replace wood, metal and natural fibers in many applications over the last 50 years. More recently, scientists have focused their efforts on identifying and developing sophisticated polymers with novel properties for a variety of commercial applications.

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

Trademarks

          Intelimer®, Apio®, Eat Smart®, BreatheWay®, Intellicoat®, Early Plant®, Pollinator Plus®, and Relay™ Cropping are the trademarks or registered trademarks of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Description of Core Business

          Landec participates in three core business segments– Food Products Technology, Commodity Trading and Technology Licensing.

Food Products Technology Business

          The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry. Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle. The resulting products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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

          The respiration rate of produce varies from vegetable-to-vegetable and from fruit-to-fruit. The challenge facing the industry is to develop packaging for the high respiring, high value and shelf life sensitive vegetable and fruit markets. The Company believes that today’s conventional packaging films face numerous challenges in adapting to meet the diversification of pre-cut vegetables and fruit evolving in the industry without compromising shelf life and produce quality. To mirror the growth experienced in the fresh-cut salad market, the markets for high respiring vegetables and fruit such as broccoli, cauliflower, asparagus, papayas, bananas and berries requires a more versatile and sophisticated packaging solution for which the Company’s BreatheWay packaging technology was developed.

          The respiration rate of produce also varies with temperature. As temperature increases, produce generally respires at a higher rate, which accelerates the aging process, resulting in shortened shelf life and increased potential for decay, spoilage, and loss of texture and dehydration. As produce is transported from the processing plant to the refrigerated distribution chain to foodservice locations, retail grocery stores and club stores, and finally to the ultimate consumer, temperatures can fluctuate significantly. Therefore, temperature control is a constant challenge in preserving the quality of fresh-cut and whole produce — a challenge for which few current packaging films can compensate. The Company believes that its temperature-responsive BreatheWay packaging technology is well suited to the challenges of the produce distribution process.

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

The Business: Food Products Technology

          Our Food Products Technology business, operated through our Apio subsidiary, had revenues of approximately $168 million for the fiscal year ended May 31, 2009, $171 million for the fiscal year ended May 25, 2008 and $156 million for the fiscal year ended May 27, 2007.

          Based in Guadalupe, California, Apio’s primary business related to specialty packaged fresh-cut and whole value-added processed products that are washed and packaged in our proprietary BreatheWay packaging. The fresh-cut value-added processed products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and foodservice suppliers. During the fiscal year ended May 31, 2009, Apio shipped nearly sixteen million cartons of produce to leading supermarket retailers, wholesalers, food service suppliers and club stores throughout North America, primarily in the United States.

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

•

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced 13 new products.

          Apio established its Apio Packaging division in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit.

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

          In fiscal year 2008, the Company expanded the use of its BreatheWay technology to avocados under an expanded licensing agreement with Chiquita. Commercial sales of avocados packaged in Landec’s BreatheWay packaging into the food service industry began late in fiscal year 2008 and market trials are currently underway for retail applications.

          The Company’s specialty packaging for case liner products reduces freight expense up to 50% for certain produce commodities by eliminating the weight and space consumed by ice. In addition to reducing the cost of freight, the removal of ice from the distribution system offers additional benefits as outlined above under the subheading “Temperature Responsiveness”.

          Product enhancements in the fresh-cut vegetable line include fresh-cut vegetable trays designed to look like they were freshly made in the retail grocery store or at home. The rectangular tray design is convenient for storage in consumers’ refrigerators and expands the Company’s wide-ranging vegetable tray line.

          In May 2007, Apio entered into an 18-month research and development agreement with Natick Soldier Research, Development & Engineering Center, a branch of the U.S. Military, to develop commercial uses for Landec’s BreatheWay packaging technology within the U.S. Military by significantly increasing the shelf life of produce for overseas shipments. Apio is now an approved vendor for its BreatheWay packaging technology to the U.S. Military.

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

The Business: Commodity Trading

          Commodity Trading had revenues of approximately $61 million for the fiscal year ended May 31, 2009, $60 million for the fiscal year ended May 25, 2008 and $50 million for the fiscal year ended May 27, 2007.

          Apio is uniquely positioned to benefit from the growth in export sales to Asia and other parts of the world over the next decade with Cal-Ex. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

Technology Licensing Business

Seeds Business – Intellicoat Seed Coatings and Landec Ag

          Our Technology Licensing Business includes our seed coating subsidiary Landec Ag LLC (“Landec Ag”) which had revenues of $5.4 million for each of the fiscal years ended May 31, 2009 and May 25, 2008, and $2.8 million for the fiscal year ended May 27, 2007.

          Following the sale of FCD, Landec Ag’s strategy has been to work closely with Monsanto to further develop our patented, functional polymer coating technology for sale and/or licensing to the seed industry. In accordance with its license, supply and R&D agreement with Monsanto, Landec Ag is currently focused on commercializing products for the seed corn market and then plans to broaden the technology to other seed crop applications.

The Technology and Market Opportunity: Intellicoat Seed Coatings

          Landec’s Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production. In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. There are approximately 650,000 acres of seed production in the United States and in 2009 Pollinator Plus was used by 18 seed companies on approximately 22% of the seed corn production acres in the U.S.

          Monsanto announced last year that it formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally. The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges. Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature. During fiscal year 2009 we have focused on validating the use of Landec’s coating technology for these applications.

Landec Ag – Sale of FCD

          Landec received $50 million in cash paid at the close for its sale of FCD in December 2006. During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded was equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, is being allocated to the technology license agreement described below and recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 2006. The fair value of FCD was determined by management.

          In December 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto has agreed to pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto has also agreed to fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For each of the fiscal years ended May 31, 2009 and May 25, 2008 Landec recognized $5.4 million in revenues and income from the Agreement and for the fiscal year ended May 27, 2007 Landec recognized $2.7 million in revenues and income from the Agreement.

          The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the Agreement or $10 million, amended from $8 million in May 2009, if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase or termination. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, we will receive aggregate minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in aggregate maximum payments if Monsanto elects to purchase Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

          If Monsanto elects to purchase Landec Ag, a gain or loss on the sale of Landec Ag will be recognized at the time of purchase. If Monsanto exercises its purchase option, we expect to enter into a new long-term supply agreement with Monsanto pursuant to which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

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

Personal Care and Cosmetic Applications

          Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, and potentially color cosmetics, lipsticks and hair care. The Company’s partner, Air Products, is currently shipping products to L’Oreal for use in lotions and creams. To date, the sales of Landec materials used in L’Oreal products have not been material to the Company’s financial results

Medical Applications

          In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”). Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company has received shares of preferred stock valued at $1.8 million which as of May 31, 2009 represented a 17.3% ownership interest in Aesthetic Sciences. At this time, the Company is unable to predict the ultimate outcome of the collaboration with Aesthetic Sciences and the timing or amount of future revenues, if any. For additional discussion of the Aesthetic Sciences investment, see Note 1, subheading “Investment in Non-Public Company” and Note 3, “License Agreements” in the Notes to the Consolidated Financial Statements.

Sales and Marketing

          Each of the Company’s core businesses are supported by dedicated sales and marketing resources. The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. During fiscal years 2009, 2008 and 2007, sales to the Company’s top five customers accounted for approximately 46%, 47% and 50%, respectively, of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 21%, 20% and 21%, respectively, of the Company’s revenues.

Apio

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

Research and Development

          Landec is focusing its research and development resources on both existing and new applications of its Intelimer technology. Expenditures for research and development for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 were $3.7 million, $3.3 million and $3.1 million, respectively. Research and development expenditures funded by corporate or governmental partners were $152,000 for the fiscal year ended May 31, 2009,

$418,000 for the fiscal year ended May 25, 2008 and $661,000 for the fiscal year ended May 27, 2007. The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 31, 2009, Landec had 24 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

          The Company’s success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 36 U.S. patents issued of which 29 remain active as of May 31, 2009 with expiration dates ranging from 2010 to 2023. The Company’s issued patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company’s technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company’s products or design around the Company’s patents. Any of the foregoing results could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Employees

          As of May 31, 2009, Landec had 110 full-time employees, of whom 57 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 53 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec’s employees is represented by a union, and Landec believes its relationship with its employees is good.

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

The United States’ Economy is Currently Undergoing a Period of Slowdown and Unprecedented Volatility, Which May Have an Adverse Effect on Our Business

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

          Our Food Products Technology business is subject to weather conditions that affect commodity prices, crop yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

          For the fiscal year ended May 31, 2009, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

          During the fiscal year ended May 31, 2009, sales to our top five customers accounted for approximately 46% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 21% of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues. We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Controlling Stockholders Exert Significant Influence over Corporate Events that May Conflict with the Interests of Other Stockholders

          Our executive officers and directors and their affiliates own or control approximately 10% of our common stock (including options exercisable within 60 days). Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors, the approval of amendments to our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a merger or other business combination transaction, even if the transaction or amendments would be beneficial to our other stockholders. In addition, our controlling stockholders may approve amendments to our certificate of incorporation or bylaws to implement anti-takeover or management friendly provisions that may not be beneficial to our other stockholders.

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

1B.   Unresolved Staff Comments

          None.

Item 2.   Properties

          As of May 31, 2009, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon and Oxford, Indiana.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration

Menlo Park, CA	Technology Licensing	Leased	10,400 square feet of office and laboratory space	—	12/31/14
West Lebanon, IN	Technology Licensing	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Technology Licensing	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/10
Guadalupe, CA	Food Products Technology	Owned	142,000 square feet of office space, manufacturing and cold storage	17.7	—
Arroyo Grande, CA	Commodity Trading	Leased	1,100 square feet of office space	—	Month to Month

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

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended May 31, 2009.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 31, 2009	High	Low

4th Quarter ending May 31, 2009	$7.00	$3.87

3rd Quarter ending March 1, 2009	$7.36	$4.76

2nd Quarter ending November 30, 2008	$9.68	$5.81

1st Quarter ending August 31, 2008	$9.93	$6.35

Fiscal Year Ended May 25, 2008	High	Low

4th Quarter ending May 25, 2008	$9.94	$7.50

3rd Quarter ending February 24, 2008	$14.00	$8.26

2nd Quarter ending November 25, 2007	$16.75	$11.11

1st Quarter ending August 26, 2007	$14.17	$9.60

Holders

          There were approximately 75 holders of record of 26,347,140 shares of outstanding Common Stock as of July 20, 2009. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

          The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

          There were no shares repurchased by the Company during the fiscal quarter ended on May 31, 2009.

Item 6.   Selected Financial Data

          The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this report.

Statement of Operations Data: (in thousands)	Year Ended May 31, 2009	Year Ended May 25, 2008	Year Ended May 27, 2007	Year Ended May 28, 2006	Year Ended May 29, 2005

Revenues:
Product sales	$224,404	$227,550	$201,892	$225,404	$201,020
Service revenues	4,145	3,640	3,539	3,725	3,704
License fees	6,000	6,231	4,013	2,398	88
R&D and royalty revenues	1,389	1,106	1,054	426	418

Total revenues	235,938	238,527	210,498	231,953	205,230

Cost of revenue:
Cost of product sales	198,369	197,288	175,252	188,904	170,359
Cost of service revenue	3,289	3,011	2,860	3,005	2,899

Total cost of revenue	201,658	200,299	178,112	191,909	173,258

Gross profit	34,280	38,228	32,386	40,044	31,972

Operating costs and expenses:
Research and development	3,665	3,251	3,074	3,042	2,543
Selling, general and administrative	18,017	19,801	21,616	27,979	23,412
Income from sale of FCD	—	—	(22,669)	—	—

Total operating costs and expenses	21,682	23,052	2,021	31,021	25,955

Operating profit	12,598	15,176	30,365	9,023	6,017

Interest income	1,306	2,219	1,945	633	214
Interest expense	(8)	(22)	(251)	(452)	(414)
Minority interest expense	(555)	(477)	(414)	(553)	(415)

Net income before taxes	13,341	16,896	31,645	8,651	5,402
Income tax expense	(5,611)	(3,354)	(2,456)	—	—

Net income	$7,730	$13,542	$29,189	$8,651	$5,402

Basic net income per share	$0.30	$0.52	$1.16	$0.35	$0.23

Diluted net income per share	$0.29	$0.50	$1.07	$0.32	$0.21

Shares used in per share computation:
Basic	26,202	26,069	25,260	24,553	23,705

Diluted	26,751	26,935	26,558	25,657	24,614

Balance Sheet Data: (in thousands)	May 31, 2009	May 25, 2008	May 27, 2007	May 28, 2006	May 29, 2005

Cash and cash equivalents	$43,459	$44,396	$62,556	$15,164	$7,426
Total assets	153,498	149,957	141,368	119,025	100,075
Debt	—	—	—	2,018	3,088
Retained earnings (deficit)	9,222	1,492	(19,332)	(41,239)	(48,890)
Total stockholders’ equity	$125,406	$114,466	$110,228	$85,049	$72,060

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

Overview

          Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development – QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; BreatheWay packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems that includes polymer materials for various industrial applications in June 1997 and for personal care applications in November 2003; and Intellicoat coated corn seeds in the Fall of 1999.

          Landec has three core businesses – Food Products Technology, Commodity Trading and Technology Licensing. The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business. The Commodity Trading business is operated through Apio and combines Apio’s Cal-Ex export company with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing business includes our proprietary Intellicoat seed coating technology which we have licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products outside of our Food Products Technology business to companies such as Air Products and Nitta. See “Business - Description of Core Business”.

          From inception through May 31, 2009, the Company’s retained earnings were $9.2 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Allowance for Doubtful Accounts

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt losses are partially mitigated due to the fact that the Company’s customers are predominantly large financially low-risk national and regional retailers.

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

Revenue Recognition

          Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

          The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the consolidated statements of income in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Goodwill and Other Intangibles

          The Company’s intangible assets are comprised primarily of goodwill and other intangible assets with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with the guidelines in SFAS No. 141, “Business Combinations” (“SFAS 141”) (i) upon the acquisition, in December 1999, of all the assets of Apio, which consists of the Food Products Technology and Commodity Trading reporting units and (ii) from the repurchase of all minority interests in the common stock of Landec Ag, a subsidiary of the Company, in December 2006. SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the Apio acquisition were allocated to the Food Products Technology reporting unit pursuant to SFAS 141 based upon the allocation of assets and liabilities acquired and consideration paid for the Food Products Technology reporting unit. The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit. Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag minority interests.

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

          The Company tested its intangible assets for impairment as of July 26, 2009 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

          The DCF associated with the Technology Licensing reporting unit is based on the Agreement with Monsanto. Under the Agreement, Monsanto has agreed to pay Landec Ag a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee of $4.0 million if Monsanto elects to terminate the Agreement, or $10.0 million if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination. As of May 31, 2009, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, is more than double its book value, and therefore, no intangible asset impairment was deemed to exist. The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the Agreement. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

          The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year. Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. As of May 31, 2009, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, was approximately double its book value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

Income Taxes

           The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 31, 2009, the Company had no valuation allowance against deferred tax assets.

          In addition to valuation allowances, the Company establishes accruals for certain tax contingencies under FIN 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain tax positions are likely to be challenged and that the Company’s positions may not be fully sustained. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s effective tax rate includes the impact of tax-contingency accruals as considered appropriate by management.

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

          The Company adopted SFAS No. 123R “Accounting for Stock-Based Compensation” using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006.

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

Notes and Advances Receivable

          Apio has made advances to produce growers for crop and harvesting costs. Typically these advances are paid off within the growing season (less than one year) from crops harvested by the grower and delivered to Apio. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by liens on land and/or crops and have terms that range from six to twelve months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value to be delivered or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines, the Company may be unable to fully recoup its notes or advances receivable and the estimated losses would rise in the current period, potentially to the extent of the total notes or advances receivable of $186,000 as of May 31, 2009.

Recent Accounting Pronouncements

Fair Value Measurements

          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities. It did not have any impact on the Company’s results of operations or financial position for the fiscal year ended May 31, 2009. The Company will adopt Statement 157 for non-financial assets and liabilities during its fiscal year ending May 30, 2010. The Company is currently evaluating the future impacts and disclosure of this standard.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent adjustments to the fair value of the financial instruments and liabilities an entity elects to carry at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 on May 26, 2008, but has not elected the fair value measurement provisions for any eligible financial instruments or other items.

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

Noncontrolling Interests

          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of determining the impact and disclosure of this standard and expects it will result in a reclassification of income from the noncontrolling interest (minority interest) in Apio Cooling, L.P., in which Apio is the general partner with a 60% ownership position. Upon adoption, all noncontrolling interest will be included as a component of stockholders’ equity and not in the statement of operations. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Variable Interest Entities

          In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt Statement 167 in fiscal year 2011 and is currently evaluating the impact of its pending adoption on the consolidated financial statements.

Subsequent Events

          In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company will adopt Statement 165 in the first quarter of fiscal year 2010 and does not believe it will result in significant changes to reporting of subsequent events either through recognition or disclosure.

Fair Value Disclosures in Interim Reports

          In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. The Company will adopt FSP No. FAS 107-1 in the first quarter of fiscal 2010 and do not believe it will have a material impact on the consolidated financial statements.

Fair Value Measurements

          The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and liabilities. The Company also adopted SFAS No. 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under SFAS No. 159.

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

          As of May 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1. The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

Results of Operations

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 25, 2008

Revenues (in thousands):

	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change

Apio Value Added	$165,648	$167,817	(1)%
Apio Packaging	2,608	3,377	(23)%

Food Technology	168,256	171,194	(2)%
Apio Trading	60,445	60,414	0%

Total Apio	228,701	231,608	(1)%
Technology Licensing	7,237	6,919	5%

Total Revenues	$235,938	$238,527	(1)%

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

          The decrease in Apio’s value-added revenues for the fiscal year ended May 31, 2009 compared to the same period last year is primarily due to a decrease in value-added unit sales volumes of 1%.

          Apio Packaging

          Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

          The decrease in Apio packaging revenues for the fiscal year ended May 31, 2009 compared to the same period last year was primarily due to the decrease in the minimum payments received from Chiquita as a result of the amended Chiquita license agreement (see Note 3 to the Consolidated Financial Statements).

          Apio Trading

          Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically. The export portion of trading revenues for fiscal year 2009 was $55.3 million or 91% of total trading revenues.

          The increase in revenues in Apio’s trading business for the fiscal year ended May 31, 2009 compared to the same period last year was not significant.

          Technology Licensing

          Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

          The increase in technology licensing revenues for the fiscal year ended May 31, 2009 compared to the same period last year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change

Apio Value Added	$21,020	$24,615	(15)%
Apio Packaging	2,366	3,245	(27)%

Food Technology	23,386	27,860	(16)%
Apio Trading	3,657	3,449	6%

Total Apio	27,043	31,309	(14)%
Technology Licensing	7,237	6,919	5%

Total Gross Profit	$34,280	$38,228	(10)%

          General

          There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the fiscal year ended May 31, 2009 compared to the same period of the prior fiscal year as outlined in the table above.

          Apio Value-Added

          The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 31, 2009 compared to the same period last year was due to decreased revenues coupled with increased raw material costs, primarily the cost of produce during fiscal year 2009 compared to fiscal year 2008. The gross margin for Apio’s value-added business for fiscal year 2009 was 12.7% compared to a gross margin of 14.7% for fiscal year 2008.

          Apio Packaging

          The decrease in gross profit for Apio packaging for the fiscal year ended May 31, 2009 compared to the same period last year was primarily due to the decrease in minimum payments received from Chiquita as a result of the amended Chiquita license agreement.

          Apio Trading

          Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 5-6% range. The increase in gross profit during the fiscal year ended May 31, 2009 compared to the prior fiscal year was primarily due to product mix changes to higher margin vegetable products from lower margin fruit products in our export business which resulted in a higher gross margin during fiscal year 2009 of 6.1% compared to a gross margin of 5.7% in fiscal year 2008.

          Technology Licensing

          The increase in technology licensing gross profit for the fiscal year ended May 31, 2009 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change

Research and Development:
Apio	$1,321	$1,251	6%
Technology Licensing	2,344	2,000	17%

Total R&D	$3,665	$3,251	13%

Selling, General and Administrative:
Apio	$12,709	$13,831	(8)%
Corporate	5,308	5,970	(11)%

Total S,G&A	$18,017	$19,801	(9)%

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

          The increase in research and development expenses for the fiscal year ended May 31, 2009 compared to the same period last year was primarily due to increased headcount and increased consulting fees surrounding development work in our technology licensing area.

          Selling, General and Administrative

          Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

          The decrease in selling, general and administrative expenses for the fiscal year ended May 31, 2009 compared to the same period last year was primarily due to a decrease in sales and marketing expenses at Apio due to the decreases in value-added revenues and from decreases in general and administrative expenses at Apio primarily as a result of not accruing bonuses this fiscal year whereas for the same period last year bonuses were accrued. The decreases in selling, general and administrative expenses at Corporate were primarily due to a decrease in auditing and tax fees coupled with the fact that in fiscal year 2008 the Company amended its agreement with Air Products resulting in a non recurring charge of $600,000. These decreases were partially offset by legal fees associated with the Company’s pursuit of merger and acquisition activities.

Other (in thousands):

	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change

Interest Income	$1,306	$2,219	(41)%
Interest Expense	$(8)	(22)	(64)%
Minority Interest Expense	$(555)	(477)	16%
Income Taxes	$(5,611)	(3,354)	67%

          Interest Income

          The decrease in interest income for the fiscal year ended May 31, 2009 compared to the same period last year was due to lower yields on investments, driven by both declines in interest rates and a shift in our investment portfolio to lower yielding investment vehicles.

          Interest Expense

          The decrease in interest expense during the fiscal year ended May 31, 2009 compared to the prior year was not significant.

          Minority Interest Expense

          The minority interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

          The increase in the minority interest expense in fiscal year 2009 compared to fiscal year 2008 was not significant.

          Income Taxes

          The increase in the income tax expense in fiscal year 2009 compared to fiscal year 2008 is due to the Company utilizing all of its net operating loss carry forwards and tax credits during fiscal year 2008 for book income tax expense purposes which resulted in the estimated effective tax rate for fiscal year 2009 for federal and state income taxes increasing to 42% from 20% last year, partially offset by a 21% decrease in pre-tax net income.

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

          Apio Value Added

          Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP.

          The increase in Apio’s value-added revenues for the fiscal year ended May 25, 2008 compared to the same period last year was due to increased product offerings, new customers and increased sales to existing customers. Overall value-added sales volume increased 14% during the fiscal year ended May 25, 2008 compared to the same period last year. The increase in value-added sales volumes was higher than the increase in revenues due primarily to the introduction of several new value-added products during fiscal year 2008 that had average sales prices per unit that were lower than the average sales prices per unit for other value-added products.

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

          The increase in revenues in Apio’s trading business for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to a 16% increase in trading business sales volumes.

          Technology Licensing

          Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

          The increase in technology licensing revenues for the fiscal year ended May 25, 2008 compared to the same period last year was primarily due to the licensing revenues from the Monsanto license agreement.

Gross Profit (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change

Apio Value Added	$24,615	$23,426	5%
Apio Packaging	3,245	1,639	98%

Food Technology	27,860	25,065	11%
Apio Trading	3,449	3,187	8%

Total Apio	31,309	28,252	11%
Technology Licensing	6,919	4,134	67%

Total Gross Profit	$38,228	$32,386	18%

          General

          There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. Therefore, it is difficult to precisely quantify the impact of each item individually. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs. The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the fiscal year ended May 25, 2008 compared to the prior fiscal year as outlined in the table above.

          Apio Value-Added

          The increase in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 25, 2008 compared to the prior fiscal year was due to increased revenues, partially offset by increased raw material costs, primarily the cost of produce during fiscal year 2008 compared to fiscal year 2007.

          Apio Packaging

          The increase in gross profit for Apio packaging for the fiscal year ended May 25, 2008 compared to the prior fiscal year was primarily due to the increase in minimum payments received from Chiquita as a result of the amended Chiquita license agreement.

          Apio Trading

          Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 5-6% range. The increase in gross profit during the fiscal year ended May 25, 2008 compared to the prior fiscal year was not material to the consolidated Landec gross profit.

          Technology Licensing

          The increase in technology licensing gross profit for the fiscal year ended May 25, 2008 compared to the same period of the prior year was primarily due to an increase in gross profit from the Monsanto license agreement.

Operating Expenses (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change

Research and Development:
Apio	$1,251	$1,169	7%
Technology Licensing	2,000	1,905	5%

Total R&D	$3,251	$3,074	6%

Selling, General and Administrative:
Apio	$13,831	$12,667	9%
Corporate	5,970	8,949	(33%)

Total S,G&A	$19,801	$21,616	(8%)

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

          The increase in research and development expenses for the fiscal year ended May 25, 2008 compared to the prior fiscal year was not significant.

          Selling, General and Administrative

          Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

          The decrease in selling, general and administrative expenses for the fiscal year ended May 25, 2008 compared to the prior fiscal year was primarily due to the fact that selling, general and administrative expenses for Corporate for the fiscal year ended May 27, 2007 included $3.9 million of net non-recurring expenses, of which $5.4 million were from expenses incurred by Landec’s former direct marketing and sales seed business that was sold to Monsanto in December 2006, partially offset by the recording of net proceeds of $1.5 million from an insurance settlement during fiscal year 2007. This decrease in selling, general and administrative expenses were partially offset by increased sales and marketing expenses at Apio and increased general and administrative expenses at Corporate primarily related to accounting fees and tax consulting fees.

Other (in thousands):

	Fiscal Year ended May 25, 2008	Fiscal Year ended May 27, 2007	Change

Interest Income	$2,219	$1,945	14%
Interest Expense	$(22)	$(251)	(91%)
Minority Interest Expense	$(477)	$(414)	15%
Income Taxes	$(3,354)	$(2,456)	37%

          Interest Income

          The increase in interest income for the fiscal year ended May 25, 2008 compared to the prior fiscal year was due to the increase in cash available for investing as a result of the cash received from the sale of FCD in December 2006.

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

          The increase in the minority interest expense in fiscal year 2008 compared to fiscal year 2007 was not significant to consolidated Landec net income.

          Other Expenses

          Other expenses consist of non-operating income and expenses.

          Income Taxes

          The increase in the income tax expense in fiscal year 2008 compared to fiscal year 2007 was due to an increase in the Company’s effective tax rate from 8% in fiscal year 2007 to 20% in fiscal year 2008 due to the decrease in the deferred income tax valuation allowance and fully utilizing the Company’s net operating loss carryforwards and tax credits during fiscal year 2008.

Liquidity and Capital Resources

          As of May 31, 2009, the Company had cash and cash equivalents of $43.5 million, a net decrease of $937,000 from $44.4 million at May 25, 2008.

          Cash Flow from Operating Activities

          Landec generated $9.4 million of cash flow from operating activities during the fiscal year ended May 31, 2009 compared to generating $17.5 million from operating activities during the fiscal year ended May 25, 2008. The primary sources of cash from operating activities during fiscal year 2009 were from generating $7.7 million of net income and from non-cash related expenses of $4.5 million, partially offset by a net decrease of $2.8 million in working capital. The primary changes in working capital were (1) a $4.0 million decrease in accounts receivable due to May 2009 revenues being lower than May 2008 revenues, (2) a $1.5 million decrease in inventories due to lower projected sales volumes during the first quarter of fiscal year 2010 compared to the first quarter of 2009, (3) a $5.9 million decrease in accounts payable due to the timing of payments and the decrease in cost of sales due to May 2009 cost of sales being lower than May 2008 cost of sales, (4) a $1.1 million decrease in accrued compensation primarily due to $308,000 of accrued bonuses at Apio as of May 31, 2009 compared to $1.3 million in accrued bonuses at Apio as of May 25, 2008, (5) a $1.1 million decrease in other accrued liabilities primarily attributable to: (a) a $664,000 decrease in the accrual for auditing and tax fees as a result of incurring higher audit fees in fiscal year 2008 due to changing our public accounting firm which resulted in incurring audit fees from two accounting firms in fiscal year 2008 and accruing fees for several special tax related projects at the end of fiscal year 2008, (b) a $95,000 decrease in the accrual for legal and consulting fees, (c) a $205,000 decrease in deferred directors’ compensation which was paid during fiscal year 2009 and (d) a $161,000 net decrease in numerous miscellaneous accruals and (6) a $2.2 million decrease in deferred revenue primarily due to recognizing $2.0 million of revenue associated with deferred revenue from the Monsanto licensing agreement during fiscal year 2009.

          Cash Flow from Investing Activities

          Net cash used in investing activities for the fiscal year ended May 31, 2009 was $12.3 million compared to net cash used in investing activities of $20.2 million for the same period last year. The primary uses of cash from investing activities during fiscal year 2009 were from the purchase of $4.6 million of property and equipment primarily for the growth of Apio’s value-added vegetable business and from the net purchase of $7.9 million of marketable securities.

          Cash Flow from Financing Activities

          Net cash provided by financing activities for the fiscal year ended May 31, 2009 was $2.0 million compared to net cash used in financing activities of $15.5 million for the same period last year. The primary source of cash from financing activities during fiscal year 2009 was the tax benefit from stock-based compensation of $1.9 million.

          Capital Expenditures

          During the fiscal year ended May 31, 2009, Landec purchased property and equipment to support the growth of Apio’s value added vegetable business. These expenditures represented the majority of the $4.6 million of capital expenditures. In addition, we expect to incur increased capital expenditures in fiscal year 2010 due to a 40,000 square foot expansion of Apio’s value-added vegetable processing plant to meet projected increased capacity requirements in the future. We anticipate that our capital expenditures in the year ending May 30, 2010 will be approximately $6.0 million to $6.5 million.

          Debt

          In May 2009, Apio terminated its $7.0 million revolving line of credit with Wells Fargo Bank N.A. Apio had been in compliance with all loan covenants during fiscal year 2009 through the date of termination.

Contractual Obligations

          The Company’s material contractual obligations for the next five years and thereafter as of May 31, 2009, are as follows (in thousands):

	Due in Fiscal Year Ended May

Obligation	Total	2010	2011	2012	2013	2014	Thereafter

Income taxes	$—	$—	$—	$—	$—	$—	$—
Operating Leases	848	548	287	13	—	—	—
Licensing Obligation	300	100	100	100	—	—	—
Purchase Commitments	3,436	3,436	—	—	—	—	—

Total	$4,584	$4,084	$387	$113	$—	$—	$—

          The income tax amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

          Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

          Not significant.

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

          Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of May 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

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

          Ernst & Young LLP, the Company’s independent registered public accounting firm has issued the following attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

          We have audited Landec Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

          In our opinion, Landec Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 31, 2009 and May 25, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009 of Landec Corporation and our report dated July 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California July 31, 2009

Item 9B.   Other Information

          None

PART III

Item 10.	Directors and Executive Officers of the Registrant

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2009 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2009 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2009 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2009 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2009 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	45

	Consolidated Balance Sheets at May 31, 2009 and May 25, 2008	46

	Consolidated Statements of Income for the Years Ended May 31, 2009, May 25, 2008 and May 27, 2007	47

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2009, May 25, 2008 and May 27, 2007	48

	Consolidated Statements of Cash Flows for the Years Ended May 31, 2009, May 25, 2008 and May 27, 2007	49

	Notes to Consolidated Financial Statements	50

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Landec Corporation

          We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 31, 2009 and May 25, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 31, 2009 and May 25, 2008, and the consolidated results of their operations and their cash flows for each of the fiscal years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

          As discussed in the Notes to the consolidated financial statements, on May 28, 2007, the Company adopted the provisions of SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, and changed its method of recognizing uncertain tax positions.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California July 31, 2009

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 31, 2009	May 25, 2008

ASSETS
Current assets:
Cash and cash equivalents	$43,459	$44,396
Marketable securities	22,498	14,643
Accounts receivable, less allowance for doubtful accounts of $165 and $169 at May 31, 2009 and May 25, 2008, respectively	15,271	19,460
Accounts receivable, related party	632	411
Inventories, net	5,829	7,329
Notes and advances receivable	186	501
Deferred taxes	2,161	2,180
Prepaid expenses and other current assets	1,298	1,114

Total current assets	91,334	90,034

Property and equipment, net	22,743	21,306
Goodwill, net	27,361	27,354
Trademarks, net	8,228	8,228
Other assets	3,832	3,035

Total Assets	$153,498	$149,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,430	$18,359
Related party payables	299	273
Accrued compensation	1,112	2,197
Income tax payable	107	—
Other accrued liabilities	1,805	2,930
Deferred revenue	3,430	3,613

Total current liabilities	19,183	27,372

Deferred revenue	3,000	5,000
Deferred taxes	4,119	1,569
Minority interest	1,790	1,550

Total liabilities	28,092	35,491
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,326,889 and 26,156,323 shares issued and outstanding at May 31, 2009 and May 25, 2008, respectively	26	26
Additional paid-in capital	116,158	112,948
Retained earnings	9,222	1,492

Total stockholders’ equity	125,406	114,466

Total Liabilities and Stockholders’ Equity	$153,498	$149,957

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 31,	Year Ended May 25,	Year Ended May 27,

	2009	2008	2007

Statement of Operations Data:

Revenues:
Product sales	$224,404	$227,550	$201,892
Services revenue, related party	4,145	3,640	3,539
License fees	6,000	6,231	4,013
Research, development and royalty revenues	1,389	1,075	805
Royalty revenues, related party	—	31	249

Total revenues	235,938	238,527	210,498

Cost of revenue:
Cost of product sales	195,180	194,868	172,251
Cost of product sales, related party	3,189	2,420	3,001
Cost of services revenue	3,289	3,011	2,860

Total cost of revenue	201,658	200,299	178,112

Gross profit	34,280	38,228	32,386

Operating costs and expenses:
Research and development	3,665	3,251	3,074
Selling, general and administrative	18,017	19,801	21,616
Income from sale of FCD (Note 2)	—	—	(22,669)

Total operating costs and expenses	21,682	23,052	2,021

Operating income	12,598	15,176	30,365

Interest income	1,306	2,219	1,945
Interest expense	(8)	(22)	(251)
Minority interest expense	(555)	(477)	(414)

Net income before taxes	13,341	16,896	31,645
Income tax expense	(5,611)	(3,354)	(2,456)

Net income	$7,730	$13,542	$29,189

Basic net income per share	$0.30	$0.52	$1.16

Diluted net income per share	$0.29	$0.50	$1.07

Shares used in per share computation:
Basic	26,202	26,069	25,260

Diluted	26,751	26,935	26,558

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Shares	Amount

Balance at May 28, 2006	24,917,298	$25	$126,263	$(41,239)	$85,049
Issuance of common stock at $1.66 to $8.86 per share	973,870	1	2,656	—	2,657
Stock-based compensation	—	—	615	—	615
Repurchase of subsidiary common stock and options	—	—	—	(7,282)	(7,282)
Net income and comprehensive income	—	—	—	29,189	29,189

Balance at May 27, 2007	25,891,168	26	129,534	(19,332)	110,228
Reclassify repurchase of subsidiary common stock and options	—	—	(2,502)	7,282	4,780
Issuance of common stock at $1.89 to $7.53 per share	255,153	—	1,120	—	1,120
Issuance of common stock for vested restricted stock units	10,002	—	—	—	—
Stock based compensation	—	—	871	—	871
Tax benefit from stock-based compensation expense	—	—	3,423	—	3,423
Repurchase of subsidiary common stock and options (Note 5)	—	—	(19,498)	—	(19,498)
Net income and comprehensive income	—	—	—	13,542	13,542

Balance at May 25, 2008	26,156,323	26	112,948	1,492	114,466
Issuance of common stock at $2.82 to $5.34 per share	160,570	—	379	—	379
Issuance of common stock for vested restricted stock units	9,996	—	—	—	—
Stock-based compensation	—	—	933	—	933
Tax benefit from stock-based compensation expense	—	—	1,898	—	1,898
Net income and comprehensive income	—	—	—	7,730	7,730

Balance at May 31, 2009	26,326,889	$26	$116,158	$9,222	$125,406

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31, 2009	Year Ended May 25, 2008	Year Ended May 27, 2007

Cash flows from operating activities:
Net income	$7,730	$13,542	$29,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,139	3,204	3,260
Stock-based compensation expense	933	871	615
Deferred taxes	2,569	(611)	—
Minority interest	555	477	412
Increase in long-term receivable	(800)	(800)	(400)
Tax benefit from stock based compensation	(1,898)	(3,423)	—
Income from sale of FCD (Note 2)	—	—	(24,587)
Net loss on disposal of property and equipment	—	—	43
Investment in unconsolidated business	—	—	(481)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	4,189	(1,829)	(273)
Accounts receivable, related party	(221)	143	7
Inventories, net	1,500	(529)	(8,733)
Issuance of notes and advances receivable	(3,055)	(2,652)	(2,186)
Collection of notes and advances receivable	3,269	2,425	2,228
Prepaid expenses and other current assets	(184)	202	(268)
Accounts payable	(5,929)	4,196	(2,967)
Related party accounts payable	26	98	(358)
Income taxes payable	2,005	3,423	—
Accrued compensation	(1,085)	(929)	95
Other accrued liabilities	(1,125)	1,590	(658)
Deferred revenue	(2,183)	(1,878)	2,600

Net cash provided by (used in) operating activities	9,435	17,520	(2,462)

Cash flows from investing activities:
Purchases of property and equipment	(4,576)	(4,240)	(6,782)
Net proceeds from sale of FCD (Note 2)	—	—	49,441
Acquisition related earnout payments	(7)	(1,433)	(1,320)
Issuance of notes and advances receivable	(2)	(12)	(37)
Collection of notes and advances receivable	103	116	638
Purchase of marketable securities	(45,808)	(14,643)	—
Proceeds from maturities of marketable securities	37,953	—	—

Net cash (used in) provided by investing activities	(12,337)	(20,212)	41,940

Cash flows from financing activities:
Proceeds from sale of common stock	379	1,120	2,657
Proceeds from the exercise of subsidiary options	—	—	66
Repurchase of subsidiary options	—	(19,498)	(7,282)
Tax benefit from stock-based compensation expense	1,898	3,423	—
Net change in other assets	3	(2)	72
Borrowings on lines of credit	—	—	9,338
Payments on long term debt	—	—	(1,990)
Payments to minority interest	(315)	(511)	(302)

Net cash provided by (used in) financing activities	1,965	(15,498)	2,559

Net (decrease) increase in cash and cash equivalents	(937)	(18,160)	42,037
Cash and cash equivalents at beginning of year (including FCD)	44,396	62,556	20,519

Cash and cash equivalents at end of year	$43,459	$44,396	$62,556

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$8	$8	$179

Cash paid during the period for income taxes	$1,135	$850	$1,198

Supplemental schedule of noncash operating and investing activities:
Long-term receivable from Monsanto	$800	$800	$400

Preferred stock received from investment in unconsolidated business	$—	$—	$481

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

          Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell temperature-activated and other specialty polymer products for a variety of food products, agricultural products, and licensed partner applications. The Company sells Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary and specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary.

Basis of Presentation

Basis of Consolidation

          The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio and Landec Ag. All material inter-company transactions and balances have been eliminated.

          The Company follows FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of variable interest entities (“VIEs”). Under FIN 46R, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

          Under FIN 46R, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

          Landec Ag exists solely to administer the license and supply agreement between Landec and Monsanto Company. At May 31, 2009 and May 25, 2008, Landec Ag had total tangible assets of approximately $300,000 and $400,000, respectively.

          None of Landec’s assets serve as collateral for the obligations of Landec Ag, and there is no restriction on the recourse of creditors or beneficial interest holders of Landec Ag to the general credit of Landec.

Reclassifications

          Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

          During the fiscal year ended May 31, 2009, sales to the Company’s top five customers accounted for approximately 46% of total revenue, with the top customer, Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 21% of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 5% of total revenues. As of May 31, 2009, Costco Wholesale Corporation represented approximately 21% of total accounts receivable.

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

Financial Instruments

          The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 31, 2009.

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

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Year ended May 27, 2007
Allowance for doubtful accounts receivable and notes receivable	$220	$64	$(78)	$206
Year ended May 25, 2008
Allowance for doubtful accounts receivable and notes receivable	$206	$—	$(37)	$169
Year ended May 31, 2009
Allowance for doubtful accounts receivable and notes receivable	$169	$—	$(4)	$165

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Revenue Recognition

          Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

          The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the consolidated statements of income in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Other Accounting Policies and Disclosures

Cash, Cash Equivalents and Marketable Securities

          The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits, money market funds and U.S. Treasuries. Short-term marketable securities consist of certificates of deposit (CDs) that are FDIC insured and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its available-for-sale portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities at May 31, 2009 and May 25, 2008 was $2.1 million and $14.6 million, respectively. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as marketable securities on the consolidated balance sheet as of May 31, 2009 and May 25, 2008 and are carried at fair market value. Unrealized gains and losses are reported as a component of stockholders’ equity and were not significant in fiscal years 2009 and 2008. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant in fiscal years 2009 and 2008. The cost of securities sold is based on the specific identification method.

Inventories

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 31, 2009 and May 25, 2008 inventories consisted of (in thousands):

	May 31, 2009	May 25, 2008

Finished goods	$2,108	$2,949
Raw materials	3,721	4,380

Inventories, net	$5,829	$7,329

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

          If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory considered to be useable.

Advertising Expense

          Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2009, 2008 and 2007 was $475,000, $474,000 and $205,000, respectively.

Notes and Advances Receivable

          Apio has made advances to produce growers for crop and harvesting costs. Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties. Typically operating advances are paid off within the growing season (less than one year) from harvested crops. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from six to twelve months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

          Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons that supply produce to Apio including the Apio Chairman. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of May 31, 2009 and May 25, 2008 and for the three years ended May 31, 2009.

          Apio leases, for approximately $316,000 on a current annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the years ended May 31, 2009, May 25, 2008 and May 27, 2007, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $316,000, $344,000 and $504,000, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.

          Apio’s domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003. The Apio Chairman is a 12.5% owner in Beachside Produce. During fiscal years 2009, 2008 and 2007, the Company recognized revenues of $1.3 million, $1.6 million and $83,000, respectively, from the sale of products to Beachside Produce and royalty revenues of $0, $31,000 and $249,000, respectively, from the use by Beachside Produce of Apio’s trademarks. The related accounts receivable from Beachside Produce are classified as related party in the accompanying Consolidated Balance Sheets as of May 31, 2009 and May 25, 2008.

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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

          The Company capitalizes software development costs for internal use in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. The Company did not capitalize any software development costs during fiscal years 2009 or 2008.

Intangible Assets

          The Company’s intangible assets are comprised primarily of goodwill and other intangible assets with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with the guidelines in SFAS No. 141, “Business Combinations” (“SFAS 141”) (i) upon the acquisition, in December 1999, of all the assets of Apio, which consists of the Food Products Technology and Commodity Trading reporting units and (ii) from the repurchase of all minority interests in the common stock of Landec Ag, a subsidiary of the Company, in December 2006. SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the Apio acquisition were allocated to the Food Products Technology reporting unit pursuant to SFAS 141 based upon the allocation of assets and liabilities acquired and consideration paid for the Food Products Technology reporting unit. The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit. Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag minority interests.

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

          The Company tested its intangible assets for impairment as of July 26, 2009 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

          The DCF associated with the Technology Licensing reporting unit is based on the Company’s license agreement with Monsanto (the “Agreement”). Under the Agreement, Monsanto has agreed to pay Landec Ag a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee of $4.0 million if Monsanto elects to terminate the Agreement, or $10.0 million if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination. As of May 31, 2009, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, is more than double its book value, and therefore, no intangible asset impairment was deemed to exist. The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the Agreement. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

          The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year. Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. As of May 31, 2009, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, was approximately double its book value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

Investment in Non-Public Company

          The Company’s investment of $1.8 million in a non-public company is carried at cost and adjusted for impairment losses, if any. Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of the company. The company is currently in discussions with several parties to sell the rights to certain proprietary assets, and potential deal terms with more than one party are in late-stage negotiations. The company’s goal is to close the sale in calendar 2009. Landec has evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis of the preliminary terms under late-stage discussions with one of the parties. Based on the expectation that the rights to certain proprietary assets of the company will be sold to a third party, the Company has determined there is no impairment of its investment as of May 31, 2009. However, if the currently proposed or similar deal does not close, Landec will need to re-evaluate impairment, with maximum exposure equal to its cost investment.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Deferred Revenue

          Cash received in advance of services performed (principally revenues related to upfront license fees) are recorded as deferred revenue. At May 31, 2009, $6.3 million has been recognized as a liability for deferred license fee revenues and $130,000 for advances from customers and on ground lease payments from growers. At May 25, 2008, $8.3 million has been recognized as a liability for deferred license fee revenues and $313,000 for advances from customers and on ground lease payments from growers.

Minority Interest

          In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The minority interest balance of $1.8 million and $1.6 million at May 31, 2009 and May 25, 2008, respectively, is comprised of the limited partners’ interest in Apio Cooling.

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

          Effective May 28, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.

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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007

Numerator:
Net income	$7,730	$13,542	$29,189
Less: Minority interest in income of subsidiary	—	—	(778)

Net income for diluted net income per share	$7,730	$13,542	$28,411

Denominator:
Weighted average shares for basic net income per share	26,202	26,069	25,260
Effect of dilutive securities:
Stock options	549	866	1,298

Weighted average shares for diluted net income per share	26,751	26,935	26,558

Diluted net income per share	$0.29	$0.50	$1.07

          Options to purchase 357,514, 96,300 and 81,030 shares of Common Stock at a weighted average exercise price of $9.72, $13.32 and $8.86 per share were outstanding during fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

          The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006. During the fiscal year ended May 31, 2009, the Company recognized stock-based compensation expense of $933,000 which included $308,000 for restricted stock unit awards and $625,000 for stock option grants. During the fiscal year ended May 25, 2008, the Company recognized stock-based compensation expense of $871,000 which included $306,000 for restricted stock unit awards and $565,000 for stock option grants. During the fiscal year ended May 27, 2007, the Company recognized stock-based compensation expense of $615,000 which included $160,000 for restricted stock unit awards and $455,000 for stock option grants.

          The following table summarizes the stock-based compensation by income statement line item:

	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007

Research and development	$171,000	$148,000	$82,000
Sales, general and administrative	762,000	723,000	533,000

Total stock-based compensation expense	$933,000	$871,000	$615,000

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

          Valuation Assumptions

          As of May 31, 2009, May 25, 2008 and May 27, 2007, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008	Fiscal Year Ended May 27, 2007

Expected life (in years)	3.78	4.40	4.27
Risk-free interest rate	2.35%	5.02%	5.08%
Volatility	0.52	0.46	0.51
Dividend yield	0%	0%	0%

          The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. The change in the volatility in the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 is a result of basing the volatility on Landec’s stock price.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

          The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 was $2.74, $5.74 and $4.15 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007.

Recent Accounting Pronouncements

Fair Value Measurements

          In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities. It did not have any impact on the Company’s results of operations or financial position for the year ended May 31, 2009. The Company will adopt SFAS No. 157 for non-financial assets and liabilities during its fiscal year ending May 30, 2010. The Company is currently evaluating the future impacts and disclosures of this standard.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent adjustments to the fair value of the financial instruments and liabilities an entity elects to carry at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 on May 26, 2008, but has not elected the fair value measurement provisions for any eligible financial instruments or other items.

Business Combinations

          The FASB issued SFAS No. 141R (revised 2007), “Business Combinations” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations occurring after May 31, 2009. The Company is currently evaluating the future impacts and disclosures of this standard.

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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively. For the Company, SFAS No. 160 is effective beginning June 1, 2009. The Company is currently in the process of determining the impact and disclosure of this standard and expects it will result in a reclassification of income from the noncontrolling interest (minority interest) in Apio Cooling, L.P., in which Apio is the general partner with a 60% ownership position. Upon adoption, all noncontrolling interest will be included as a component of stockholders’ equity and not in the statement of operations. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Variable Interest Entities

          In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt Statement 167 in fiscal 2011 and is currently evaluating the impact of its pending adoption on the consolidated financial statements.

Subsequent Events

          In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company will adopt Statement 165 in the first quarter of fiscal 2010 and does not believe it will result in significant changes to reporting of subsequent events either through recognition or disclosure.

Fair Value Disclosures in Interim Reports

          In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. The Company will adopt FSP No. FAS 107-1 in the first quarter of fiscal 2010 and do not believe it will have a material impact on the consolidated financial statements.

Fair Value Measurements

          The Company adopted Statement No. 157 on May 26, 2008 for financial assets and liabilities. The Company also adopted Statement 159 in which entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its eligible financial assets or liabilities under SFAS 159.

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

          As of May 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1. The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

2.	Sale of Fielder’s Choice Direct and License Agreement

          On December 1, 2006, Landec sold its direct marketing and sales seed company FCD, which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company. The acquisition price for FCD was $50 million in cash paid at the close. During the fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million. The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses. In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, will be allocated to the technology license agreement described below and will be recognized as revenue ratably over the five year term of the license agreement or $2 million per year beginning December 1, 2006. The fair value was determined by management.

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

(1) Represents a deferred gain at closing which will be recognized as revenue over 5 years as described below.

          As a result of the sale of FCD, the Company recorded an income tax expense of $2.5 million in fiscal year 2007 for state income taxes and federal AMT.

          In December 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto has agreed to pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Agreement. Monsanto has also agreed to fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period. For each of the fiscal years ended May 31, 2009 and May 25, 2008 Landec recognized $5.4 million in revenues and income from the Agreement and for the fiscal year ended May 27, 2007 Landec recognized $2.7 million in revenues and income from the Agreement.

          The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $10 million, amended from $8 million in May 2009, if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Intellicoat agreement, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in maximum payments if Monsanto elects to purchase Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

          If Monsanto elects to purchase Landec Ag, a gain or loss on the sale of Landec Ag will be recognized at the time of purchase. If Monsanto exercises its purchase option, Landec expects to enter into a new long-term supply agreement with Monsanto pursuant to which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

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

2.	Sale of Fielder’s Choice Direct and License Agreement (continued)

repurchase occurred after the sale of FCD to Monsanto. At May 25, 2008, $4.8 million of the $7.4 million repurchase was reclassified from retained earnings to goodwill in accordance with SFAS 141 to reflect the amount of the repurchase for common stock that was subsequently determined to be a repurchase of minority interest.

          Excluding the $2.7 million in revenues from the Agreement, Landec Ag revenues for the fiscal year 2007 was $131,000. The net operating losses for Landec Ag, excluding the income from the sale of FCD and the $2.7 million in license fees from the Agreement, for fiscal year 2007 was $5.8 million.

3.	License Agreements

          On December 23, 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company. Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec’s Intelimer® materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $1.3 million which represented a 19.9% ownership interest in Aesthetic Sciences as of December 23, 2005.

          As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone. On November 22, 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and was recorded as licensing revenue during fiscal year 2007 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement. During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences as of May 31, 2009 was reduced to 17.3%.

          On March 14, 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. Landec will provide research and development support to Air Products for three years with a mutual option for two additional years. The license fees are being recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, Landec will receive 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials. In 2008, an amendment was entered into by the Company whereby certain technology applications were re-acquired as well as the elimination of an existing contract claim in order to refine the existing relationship. As a result, the Company recorded a $600,000 expense to selling, general and administrative expense during the year ended May 25, 2008. The Company recognized $600,000 in license revenues under this agreement in fiscal year 2009 and $800,000 in license revenues under this agreement during both fiscal year 2008 and 2007. During fiscal years 2009, 2008 and 2007 the Company recognized $1.1 million, $528,000 and $20,000, respectively, for its share of the gross profits realized from the sale of Intelimer-based products by Air Products.

          On September 19, 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license has been added for the sale and marketing of avocados using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas and avocados was increased to $2.2 million in fiscal year 2009 and to $2.9 million in fiscal year 2008. In addition, the minimum gross profits the Company is to receive are calculated and payable on a calendar quarter basis per the terms of the amended agreement. Accordingly, the minimum amounts under the amended agreement will be calculated each calendar quarter and thus will be due at the end of March, June, September and December of each year. During fiscal years 2009, 2008 and 2007, the Company recognized $2.2 million, $2.9 million and $1.0 million, respectively, of gross profits from the Chiquita licensing and supply agreement.

4.	Insurance Settlement

          On August 25, 2006, the Company received a cash payment of $1.6 million from the settlement of insurance claims associated with a fire that occurred at its Dock Resins facility in February 2000. The settlement resulted in the Company recording a reduction to selling, general and administrative expenses of $1.3 million, net of expenses, during the Company’s first quarter of fiscal year 2007. In addition, $381,000 had been placed in escrow pending the outcome of certain disputed professional fees. In September 2006, the Company resolved the fee dispute and paid professional fees of $227,000 from the escrow and received the balance of $154,000 which the Company recorded as a reduction to selling, general and administrative expenses during the second quarter of fiscal year 2007.

5.	Repurchase of Subsidiary Common Stock and Options

          On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date. The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.8 million. After the repurchase, Apio became a wholly owned subsidiary of Landec. In accordance with SFAS 123R, this repurchase did not result in additional compensation expense to the Company as all of the options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value. The repurchase of Apio options for $19.7 million was recorded as a reduction to equity and the repurchase of Apio’s common stock not owned by Landec for $1.1 million was recorded to goodwill in accordance with SFAS 141.

6.	Notes and Advances Receivable Notes and advances receivable at May 31, 2009 and May 25, 2008 consisted of the following (in thousands):

	May 31, 2009	May 25, 2008

Note receivable due from buyer of fruit processing equipment in annual installments of $98 plus interest at prime rate plus 1.0%, with final payment due October 20, 2008, secured by purchased assets (2)	$—	$101
Advances to grower of $1 per acre to be recovered by withholding proceeds derived from crops. Additional advances of $81 on January 1, 2009 and $20 on July 1, 2009 to be recovered via weekly deductions of $3 from proceeds. Agreement ends August 30, 2009 (1)	68	270
Advances to a grower under agricultural subleases in semi-annual installments of $155, to be repaid at $12 per week by withholding proceeds from crop produced on this property. Leases expire October 31, 2009 (1)	118	130

Gross notes and advances receivable	186	501
Less allowance for doubtful notes	—	—

Net notes and advances receivable	186	501
Less current portion of notes and advances receivable	(186)	(501)

Non-current portion of notes and advances receivable	$—	$—

(1) Represents notes and advances receivable associated with operating activities.

(2) Represents notes and advances receivable associated with investing activities.

          Interest income from interest bearing notes receivable for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 was $6,000, $15,000 and $52,000, respectively.

7.	Property and Equipment

          Property and equipment consists of the following (in thousands):

	Years of Useful Life	May 31, 2009	May 25, 2008

Land and building	15-30	$18,225	$18,182
Leasehold improvements	3-20	952	775
Computer, capitalized software, machinery, equipment and auto	3-7	24,162	21,973
Furniture and fixtures	5-7	349	301
Construction in process		1,818	217

Gross property and equipment		45,506	41,448
Less accumulated depreciation and amortization		(22,763)	(20,142)

Net property and equipment		$22,743	$21,306

          Depreciation and amortization expense for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 was $3.1 million, $3.2 million and $3.3 million, respectively. Equipment under capital leases, which is the security for the related lease obligation, at May 31, 2009 and May 25, 2008 was $0 and $104,000, respectively. The related accumulated amortization for equipment under capital leases at May 31, 2009 and May 25, 2008 was $0 and $99,000, respectively. Amortization related to capitalized software was $175,000, $400,000 and $666,000, respectively, for fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007. The unamortized computer software costs at May 31, 2009 and May 25, 2008 were $103,000 and $278,000, respectively.

8.	Intangible Assets

          Changes in the carrying amount of goodwill for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 by reportable segment, are as follows (in thousands):

	Food Products Technology	Technology Licensing	Total

Balance as of May 28, 2006	21,233	15	21,248
Goodwill acquired during the period	169	1,050	1,219
Goodwill sold during the period	—	(1,065)	(1,065)

Balance as of May 27, 2007	21,402	—	21,402
Goodwill acquired/reclassified during the period	1,172	4,780	5,952

Balance as of May 25, 2008	22,574	4,780	27,354
Goodwill acquired	7	—	7

Balance as of May 31, 2009	$22,581	$4,780	$27,361

          Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks	Other	Total

Balance as of May 28, 2006	8,228	—	8,228
Amortization expense	—	—	—

Balance as of May 27, 2007	8,228	—	8,228
Amortization expense	—	—	—

Balance as of May 25, 2008	8,228	—	8,228
Amortization expense	—	—	—

Balance as of May 31, 2009	$8,228	$—	$8,228

          Accumulated amortization as of May 31, 2009, May 25, 2008 and May 27, 2007 was $3.4 million.

9.	Stockholders’ Equity

          On November 6, 2008, the Company reincorporated from California to Delaware. As a result of this reincorporation, the Company has established an additional paid-in capital account and reclassified as of May 25, 2008, $112.9 million from Common Stock to additional paid-in capital.

          Holders of Common Stock are entitled to one vote per share.

          Convertible Preferred Stock

          The Company has authorized two million shares of preferred stock, and as of May 31, 2009 has no outstanding preferred stock.

          Common Stock, Stock Purchase Plans and Stock Option Plans

          At May 31, 2009, the Company had 2.2 million common shares reserved for future issuance under Landec equity incentive plans.

          On October 14, 2005, following stockholder pproval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (the “Plan”) became effective. The Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

          The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participant. Under the Plan, 861,038 shares of the Company’s Common Stock (“Shares”) were initially available for awards, and as of May 31, 2009, 75,808 shares were available for awards. Under the Plan no recipient may be awarded any of the following during any fiscal year: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

          The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provided that each person who became a non-employee director of the Company, who had not received a previous grant, be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first became a non-employee director of the Company. Thereafter, on the date of each annual meeting of the stockholders each non-employee director was granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she had served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted. Options granted under this plan were exercisable and vested upon grant.

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

9.	Stockholders’ Equity (continued)

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

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding

	RSU’s and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price (Fair Value)

Balance at May 28, 2006	857,705	833	$7.53	3,117,516	$4.85
Granted	(153,335)	38,335	$8.86	115,000	$8.86
Exercised	—	—	—	(1,163,234)	$4.72
Forfeited	8,778	(833)	$7.53	(7,945)	$4.93
Plan shares expired	(6,417)	—		—	—

Balance at May 27, 2007	706,731	38,335	$8.86	2,061,337	$5.14
Granted	(139,335)	34,835	$13.32	104,500	$13.32
Awarded/Exercised	—	(10,002)	$8.86	(267,148)	$4.57
Forfeited	—	—	—	(1,739)	$3.80

Balance at May 25, 2008	567,396	63,168	$11.32	1,896,950	$5.68
Granted	(506,254)	127,504	$6.62	378,750	$6.62
Awarded/Exercised	—	(10,002)	$13.32	(331,950)	$3.66
Forfeited	14,875	(3,666)	$7.45	(11,209)	$8.59
Plan shares expired	(209)	—	—	—	—

Balance at May 31, 2009	75,808	177,004	$7.90	1,932,541	$6.19

          Included in exercises for fiscal years 2009, 2008 and 2007 are 171,380, 11,995 and 207,112 options, respectively, that were exercised through a net share settlement transaction (no cash) to pay for the exercise price of the options and the related taxes due on the exercise.

          The following table summarizes information concerning stock options outstanding and exercisable at May 31, 2009:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

		(in years)
$1.660 - $3.375	370,556	2.17	$3.15	$1,345,118	370,556	$3.15	$1,345,118
$3.470 - $6.125	230,735	2.24	$4.65	$491,466	230,526	$4.65	$491,020
$6.130 - $6.130	262,000	2.97	$6.13	$170,300	262,000	$6.13	$170,300
$6.220 - $6.220	293,750	6.97	$6.22	$164,500	35,000	$6.22	$19,600
$6.563 - $6.720	195,000	4.17	$6.64	$27,300	186,388	$6.64	$26,094
$6.750 - $6.850	217,000	2.86	$6.78	$—	217,000	$6.78	$—
$7.500 - $8.860	260,000	4.99	$8.25	$—	235,970	$8.25	$—
$13.32 - $13.32	103,500	5.08	$13.32	$—	65,193	$13.32	$—

$1.660 - $13.32	1,932,541	3.83	$6.19	$2,198,684	1,602,633	$5.98	$2,052,132

9.	Stockholders’ Equity (continued)

          The weighted average remaining contractual life of options exercisable as of May 31, 2009 was 3.25 years.

          At May 31, 2009 and May 25, 2008 options to purchase 1,602,633 and 1,761,778 shares of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested.

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.78 on May 29, 2009, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 31, 2009, was approximately 1.2 million shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2009 was $933,000.

Shares Subject to Vesting

          The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 31, 2009:

	Stock Options		Restricted Stock

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Unvested at May 25, 2008	135,172	$4.73	63,168	$11.32
Granted	378,750	$2.74	127,504	$6.62
Vested/Awarded	(172,805)	$3.61	(10,002)	$13.32
Forfeited	(11,209)	$3.66	(3,666)	$7.45

Unvested at May 31, 2009	329,908	$2.72	177,004	$7.90

          As of May 31, 2009, there was $1.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.7 years for stock options and 1.9 years for restricted stock awards.

          As of May 31, 2009 the Company had reserved 2.2 million shares of common stock for future issuance under its current and former stock plans.

10.	Debt

          In May 2009 Apio terminated its $7.0 million revolving line of credit with Wells Fargo Bank N.A. Apio had been in compliance with all loan covenants during fiscal year 2009 through the date of termination.

11.	Income Taxes

          The provision for income taxes consisted of the following (in thousands):

	Year ended May 31, 2009	Year ended May 25, 2008	Year ended May 27, 2007

Current:
Federal	$2,217	$1,557	$623
State	883	2,408	1,833

Total	3,100	3,965	2,456
Deferred:
Federal	2,060	233	—
State	451	(844)	—

Total	2,511	(611)	—

Income tax expense	$5,611	$3,354	$2,456

11.	Income Taxes (continued)

          The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 31, 2009	Year Ended May 25, 2008	Year Ended May 27, 2007

Provision at U.S. statutory rate (1)	$4,669	$5,914	$11,076
State income taxes, net of federal benefit	1,023	1,152	1,818
Change in valuation allowance	—	(3,647)	(10,026)
Tax-exempt interest	(196)	—	—
Tax credit carryforwards	(159)	(510)	(78)
Other	274	445	(334)

Total	$5,611	$3,354	$2,456

(1) Statutory rate was 35% for fiscal years 2009, 2008 and 2007.

          The increase in the income tax expense in fiscal year 2009 compared to fiscal years 2008 and 2007 is due to an increase in the Company’s effective tax rate to 42% in fiscal year 2009 up from 20% in fiscal year 2008 and 8% in fiscal year 2007 due to the decrease in the deferred income tax valuation allowance and fully utilizing the Company’s net operating loss carryforwards and tax credits during fiscal year 2008.

          Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 31, 2009	May 25, 2008

Deferred tax assets:
Research and AMT credit carryforwards	$643	$620
Accruals and reserves, not currently deductible for tax	2,161	3,912
Stock-based compensation	543	361
Other	234	196

Deferred tax assets	3,581	5,089

Deferred tax liabilities:
Depreciation and amortization	(253)	(53)
Goodwill and other indefinite life intangibles	(5,286)	(4,425)

Deferred tax liabilities	(5,539)	(4,478)

Net deferred tax (liabilities) assets	$(1,958)	$611

          Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that the deferred tax assets as of May 31, 2009 were more likely than not to be realized.

          As of May 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $18.0 million and $5.2 million, respectively. These losses expire in different periods through 2028, if not utilized. Such net operating losses consist of excess tax benefits from employee stock options exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

The Company also had federal and state research and development tax credits carryforwards of approximately $1.9 million and $1.2 million, respectively. The research and development tax credit carryforwards expire in different periods through 2029 for federal purposes and have an unlimited carryforward period for state purposes.

11.	Income Taxes (continued)

Furthermore, the Company has federal alternative minimum tax credits of approximately $0.6 million that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets in accordance with FAS 123(R). The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

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

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at May 25, 2008	$679
Additions based on tax positions related to the prior year	16
Subtractions based on tax positions related to the prior year	(51)
Additions based on tax positions related to the current year	14
Settlements	(39)

Balance at May 31, 2009	$619

          As of May 31, 2009, the total amount of net unrecognized tax benefits is $619,000, of which, $549,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 31, 2009. Additionally, the Company does not expect a material changes in its unrecognized tax benefits within the next 12 months.

          Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1996 forward, none of which were individually material.

12.	Commitments and Contingencies

          Operating Leases

          Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2012. The approximate future minimum lease payments under these operating leases, excluding land leases, at May 31, 2009 are as follows (in thousands):

Amount

FY2010	$548
FY2011	287
FY2012	13
FY2013	—
FY2014	—

$848

          Rent expense for operating leases, including month to month arrangements was $1.6 million for the fiscal year ended May 31, 2009, $1.5 million for the fiscal year ended May 25, 2008 and $1.4 million for the fiscal year ended May 27, 2007.

12.	Commitments and Contingencies (continued)

          Land Leases

          Landec, through its Apio subsidiary, also leases farmland under various non-cancelable leases expiring through October 2009. Landec subleases substantially all of the farmland to growers on an annual basis. The subleases are generally non-cancelable and expire through October 2009. The approximate future minimum leases and sublease amounts receivable under farmland leases at May 31, 2009 are $0 through fiscal year 2010.

          Rent income for land leases net of sublease rents, including month to month arrangements was $0 for both the fiscal year ended May 31, 2009 and May 25, 2008.

          Employment Agreements

          Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $308,000 at May 31, 2009 and $259,000 at May 25, 2008.

          Licensing Agreement

          In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names. Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2010 through 2012.

          Purchase Commitments

          At May 31, 2009, the Company was committed to purchase $3.4 million of produce during fiscal year 2010 in accordance with contractual terms. Payments of $3.8 million were made in fiscal year 2009 under these arrangements.

13.	Employee Savings and Investment Plans

          The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees.

          Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary. In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary. In June 2006, the Company again amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed. Participants are at all times fully vested in their contributions. The Company’s contribution vests over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007, the Company contributed $341,000, $352,000 and $401,000, respectively, to the Landec Plan.

14.	Business Segment Reporting

          Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America. Prior to fiscal year 2008, Landec’s operating segments were Food Products Technology and Agricultural Seed Technology. At fiscal year end 2008, the Company reexamined its segment reporting. As a result, the Company has eliminated the Agricultural Seed Technology segment and has established the Commodity Trading and the Technology Licensing segments. As a result, the segment information for fiscal year 2007 has been reclassified to conform with the current year classification. Included in the Technology Licensing segment for fiscal year 2007 is the results of Landec Ag which includes FCD. In addition, the licensing activity for non food and Ag collaborations is included in the Technology Licensing segment whereas in fiscal year 2007 it was included in Corporate. Corporate amounts include corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income taxes. The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan. Operations and identifiable assets by business segment consisted of the following (in thousands):

	Food Products Technology		Technology Licensing
Fiscal Year Ended May 31, 2009		Trading		Corporate	TOTAL

Net sales	$168,256	$60,445	$7,237	$—	$235,938
International sales	$14,393	$55,267	$—	$—	$69,660
Gross profit	$23,386	$3,657	$7,237	$—	$34,280
Net income (loss)	$11,279	$1,555	$4,893	$(9,997)	$7,730
Identifiable assets	$75,466	$14,329	$12,278	$51,425	$153,498
Depreciation and amortization	$2,947	$14	$178	$—	$3,139
Capital expenditures	$4,367	$—	$209	$—	$4,576
Interest income	$385	$—	$—	$921	$1,306
Interest expense	$8	$—	$—	$—	$8
Income tax expense	$—	$—	$—	$5,611	$5,611

Fiscal Year Ended May 25, 2008

Net sales	$171,194	$60,414	$6,919	$—	$238,527
International sales	$15,703	$56,191	$—	$—	$71,894
Gross profit	$27,860	$3,449	$6,919	$—	$38,228
Net income (loss)	$14,844	$1,406	$4,919	$(7,627)	$13,542
Identifiable assets	$81,945	$16,128	$11,011	$40,873	$149,957
Depreciation and amortization	$2,970	$20	$214	$—	$3,204
Capital expenditures	$4,051	$—	$189	$—	$4,240
Interest income	$522	$—	$—	$1,697	$2,219
Interest expense	$22	$—	$—	$—	$22
Income tax expense	$—	$—	$—	$3,354	$3,354

Fiscal Year Ended May 27, 2007

Net sales	$156,474	$49,706	$4,318	$—	$210,498
International sales	$12,406	$46,406	$—	$—	$58,812
Gross profit	$25,065	$3,187	$4,134	$—	$32,386
Net income (loss)	$13,159	$1,518	$19,254	$(4,742)	$29,189
Identifiable assets	$81,769	$12,216	$3,776	$43,607	$141,368
Depreciation and amortization	$2,665	$19	$576	$—	$3,260
Capital expenditures	$6,259	$18	$505	$—	$6,782
Interest income	$751	$—	$—	$1,194	$1,945
Interest expense	$80	$—	$171	$—	$251
Income tax expense	$—	$—	$—	$2,456	$2,456

15.	Quarterly Consolidated Financial Information (unaudited)

          The following is a summary of the unaudited quarterly results of operations for fiscal years 2009, 2008 and 2007 (in thousands, except for per share amounts):

FY 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2009

Revenues	$71,753	$58,038	$53,911	$52,236	$235,938
Gross profit	$10,123	$7,557	$7,591	$9,009	$34,280
Net income	$2,839	$1,498	$1,540	$1,853	$7,730
Net income per basic share	$0.11	$0.06	$0.06	$0.07	$0.30
Net income per diluted share	$0.11	$0.06	$0.06	$0.07	$0.29

FY 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2008

Revenues	$62,659	$58,961	$59,607	$57,300	$238,527
Gross profit	$8,974	$8,857	$10,746	$9,651	$38,228
Net income	$3,077	$3,125	$3,966	$3,374	$13,542
Net income per basic share	$0.12	$0.12	$0.15	$0.13	$0.52
Net income per diluted share	$0.11	$0.12	$0.15	$0.13	$0.50

FY 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2007

Revenues	$51,147	$55,194	$52,956	$51,201	$210,498
Gross profit	$5,556	$8,276	$9,091	$9,463	$32,386
Net income	$14	$108	$24,644	$4,423	$29,189
Net income per basic share	$0.00	$0.00	$0.97	$0.17	$1.16
Net income per diluted share	$0.00	$0.00	$0.92	$0.16	$1.07

(b)	Index of Exhibits.

Exhibit Number:		Exhibit Title

3.1		Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2		Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 16, 2008.

10.1		Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

10.2	*

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

10.4	*

Form of Option Agreement for the 1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

10.5	*	1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2001.

10.6	*

Form of Option Agreement for 1996 Amended and Restated Stock Option Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.

10.7	*	New Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 29, 2000.

10.8	*	1996 Non-Executive Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 28, 2001.

10.9	*

Employment Agreement between the Registrant and Gary T. Steele effective as of January 1, 2009, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2008

10.10

Supply Agreement between the Registrant and Apio Fresh LLC and the Growers listed therein, dated as of July 3, 2003, incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated July 3, 2003.

10.11	*	1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended May 25, 2003.

Exhibit Number:		Exhibit Title

10.12

Amended and Restated Credit Agreement by and among Apio, Inc. as Borrower, and Wells Fargo Bank, National Association, dated as of November 1, 2005, incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 27, 2005.

10.13	#

License and research and development agreement between the Registrant and Air Products and Chemicals, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.14	*	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.

10.15	*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.

10.16	*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.17	*	Form of Stock Unit Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.18	*	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated October 14, 2005.

10.19

License, Supply and R&D Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and Monsanto Company, incorporated herein by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-K dated December 6, 2006.

10.20	*	2010 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2009

10.21

Amendment No. 1 to the Amended and Restated Credit Agreement between Apio, Inc. and Wells Fargo Bank, N.A., dated as of September 1, 2007 incorporated herein by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 25, 2007.

10.22

Amendment No. 2 to the Amended and Restated Credit Agreement between Apio, Inc. and Wells Fargo Bank, N.A., dated as of November 4, 2008 incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.

10.23

Amendment No. 1 to the License, Supply and R&D Agreement dated May 29, 2009 by and among the Registrant, Landec Ag and Monsanto Company, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

Exhibit Number:		Exhibit Title

10.24

Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

16.1

Letter from McGladrey & Pullen, LLP, dated June 23, 2008 regarding change in independent registered public accounting firm, incorporated herein by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K/A dated June 25, 2008.

21.1		Subsidiaries of the Registrant	State of Incorporation
		Landec Ag, LLC Apio, Inc.	Delaware Delaware

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1	+	Power of Attorney – See page 78

31.1	+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

+	Filed herewith.

#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 4, 2009.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary T. Steele

Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2009

/s/ Gregory S. Skinner

Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2009

/s/ Nicholas Tompkins

Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 4, 2009

/s/ Robert Tobin

Robert Tobin	Director	August 4, 2009

/s/ Duke K. Bristow, Ph.D

Duke K. Bristow, Ph.D	Director	August 4, 2009

/s/ Frederick Frank

Frederick Frank	Director	August 4, 2009

/s/ Stephen E. Halprin

Stephen E. Halprin	Director	August 4, 2009

/s/ Richard S. Schneider, Ph.D

Richard S. Schneider, Ph.D	Director	August 4, 2009

/s/ Steven Goldby

Steven Goldby	Director	August 4, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See page 78.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.