Form 10-Q
period 2009-08-30
LANDEC CORP \CA\
filed 2009-09-30
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 30, 2009, or

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
Yes ☐           No ☒

As of September 21, 2009, there were 26,358,815 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 30, 2009

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)
	August 30, 2009	May 31, 2009
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,998	$43,459
Marketable securities	65,460	22,498
Accounts receivable, less allowance for doubtful accounts of $204 and $165 at August 30, 2009 and May 31, 2009, respectively	19,244	15,271
Accounts receivable, related party	484	632
Inventories, net	8,439	5,829
Notes and advances receivable	22	186
Deferred taxes	2,161	2,161
Prepaid expenses and other current assets	908	1,298
Total Current Assets	100,716	91,334

Property and equipment, net	23,325	22,743
Goodwill, net	27,361	27,361
Trademarks, net	8,228	8,228
Other assets	4,032	3,832
Total Assets	$163,662	$153,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,613	$12,430
Related party accounts payable	384	299
Income taxes payable	278	107
Accrued compensation	1,677	1,112
Other accrued liabilities	1,814	1,805
Deferred revenue	2,702	3,430
Total Current Liabilities	26,468	19,183

Deferred revenue	2,500	3,000
Deferred taxes	4,593	4,119
Total Liabilities	33,561	26,302
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,358,815 and 26,326,889 shares issued and outstanding at August 30, 2009 and May 31, 2009, respectively	26	26
Additional paid-in capital	116,947	116,158
Retained earnings	11,406	9,222
Total Stockholders’ Equity	128,379	125,406
Noncontrolling interest	1,722	1,790
Total Equity	130,101	127,196
Total Liabilities and Stockholders’ Equity	$163,662	$153,498
(1)  Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 30,	August 31,
	2009	2008
Revenues:
Product sales	$58,392	$68,861
Services revenue, related party	1,166	1,158
License fees	1,350	1,550
Research, development and royalty revenues	35	184
Total revenues	60,943	71,753

Cost of revenue:
Cost of product sales	50,106	59,302
Cost of product sales, related party	1,066	1,437
Cost of services revenue	901	891
Total cost of revenue	52,073	61,630

Gross profit	8,870	10,123

Operating costs and expenses:
Research and development	939	888
Selling, general and administrative	4,570	4,676
Total operating costs and expenses	5,509	5,564
Operating income	3,361	4,559

Interest income	288	357
Interest expense	(1)	(2)
Net income before taxes	3,648	4,914
Income tax expense	(1,282)	(1,911)
Consolidated net income	2,366	3,003
Noncontrolling interest	(182)	(164)
Net income applicable to Common Stockholders	$2,184	$2,839

Basic net income per share	$0.08	$0.11

Diluted net income per share	$0.08	$0.11

Shares used in per share computation
Basic	26,349	26,163
Diluted	26,716	26,799

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three months Ended
	August 30,	August 31,
	2009	2008
Cash flows from operating activities:
Net income applicable to Common Stockholders	$2,184	$2,839
Adjustments. to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	796
Stock-based compensation expense	220	295
Tax benefit from stock-based compensation expense	(622)	(1,686)
Increase in long-term receivable	(200)	(200)
Deferred taxes	474	—
Noncontrolling interest	182	164
Changes in current assets and current liabilities:
Accounts receivable, net	(3,973)	803
Accounts receivable, related party	148	4
Inventories, net	(2,610)	(852)
Issuance of notes and advances receivable	(23)	(233)
Collection of notes and advances receivable	187	379
Prepaid expenses and other current assets	390	941
Accounts payable	7,183	(930)
Related party accounts payable	85	104
Income taxes payable	793	2,113
Accrued compensation	565	(835)
Other accrued liabilities	(241)	(198)
Deferred revenue	(1,228)	(1,352)
Net cash provided by operating activities	4,276	2,152

Cash flows from investing activities:
Purchases of property and equipment	(1,344)	(874)
Issuance of notes and advances receivable	—	(1)
Purchase of marketable securities	(54,067)	(7,013)
Proceeds from maturities of marketable securities	11,105	5,400
Net cash used in investing activities	(44,306)	(2,488)

Cash flows from financing activities:
Taxes paid by Company for stock swaps to cover taxes on RSUs	(53)	—
Tax benefit from stock-based compensation expense	622	1,686
Decrease in other assets	—	1
Net cash provided by financing activities	569	1,687
Net (decrease) increase in cash and cash equivalents	(39,461)	1,351
Cash and cash equivalents at beginning of period	43,459	44,396
Cash and cash equivalents at end of period	$3,998	$45,747

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$622	$1,686
Long-term receivable from Monsanto for guaranteed termination fee	$200	$200
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 30, 2009 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The results of operations for the three months ended August 30, 2009 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Commodity Trading business.

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

Based on the provisions of FIN 46R, the Company has concluded that as a result of the license and supply agreement between Landec and Monsanto Company (see Note 2), Landec Ag is a VIE. The Company has also determined that it is the primary beneficiary of Landec Ag and therefore the accounts of Landec Ag are consolidated with the accounts of the Company.

Landec Ag exists solely to administer the license and supply agreement between Landec and Monsanto Company. At August 30, 2009 and May 31, 2009, Landec Ag had total tangible net assets of approximately $400,000 and $300,000, respectively.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits, money market funds and U.S. Treasuries. Short-term marketable securities consist of certificates of deposit (CDs) that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its available-for-sale portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities at August 30, 2009 and May 31, 2009 was $5.8 million and $2.1 million, respectively. The Company classifies all debt securities with readily determined market values as “available for sale” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The contractual maturities of the Company's marketable securities that are due in less than one year represent $34.8 million of our marketable securities and those due in one to two years represents the remaining $30.7 million of our marketable securities as of August 30, 2009. These investments are classified as marketable securities on the consolidated balance sheet as of August 30, 2009 and May 31, 2009 and are carried at fair market value which currently approximates cost. The difference between the fair market value and the cost of the Company’s marketable securities as of August 30, 2009 and May 31, 2009 was not significant. As of August 30, 2009, the aggregate fair value of municipal bonds included in marketable securities with continuous unrealized losses for less than twelve months was $43.8 million. There are no marketable securities as of August 30, 2009 that have continuous unrealized losses for more than twelve months. Unrealized gains and losses are reported as a component of stockholders’ equity and were not significant for the three months ended August 30, 2009 and August 31, 2008. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three months ended August 30, 2009 and August 31, 2008. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 30, 2009.

Investment in Non-Public Company

Landec’s investment of $1.8 million in a non-public company is carried at cost and adjusted for impairment losses, if any. Since there is no readily available market value information, Landec periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of the company. The company is currently in discussions with several parties to sell the rights to certain proprietary assets, and potential deal terms with more than one party are in late-stage negotiations. The company's goal is to close the sale in calendar 2009. Landec has evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis of the preliminary terms under late-stage discussions with one of the parties. Based on the expectation that the rights to certain proprietary assets of the company will be sold to a third party, Landec has determined there is no impairment of its investment as of August 30, 2009. However, if the currently proposed or similar deal does not close, Landec will need to re-evaluate impairment, with maximum exposure equal to its cost investment.

New Accounting Pronouncements

Recently Adopted Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 which delays the effective date for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157- 2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of this FSP, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 on May 26, 2008 for financial assets and financial liabilities. It did not have any impact on the Company’s results of operations or financial position for the three months ended August 30, 2009. The Company adopted SFAS No. 157 for non-financial assets and liabilities during the current quarter. Adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively. The Company adopted SFAS No. 160 on June 1, 2009. Adoption of this statement did not have a material impact on the Company’s results of operations or financial position for the three months ended August 30, 2009, however, as required, presentation of noncontrolling interests has been conformed to the requirements of the standard for all periods presented.

Collaborative Arrangements

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The Company adopted EITF Issue No. 07-1 on June 1, 2009. The adoption of EITF Issue No. 07-01 did not have any impact on the Company’s results of operations or financial position for the three months ended August 30, 2009.

Fair Value Disclosures in Interim Reports

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 are also early adopted. The Company adopted FSP No. FAS 107-1 on June 1, 2009. The adoption of this FSP did not have any impact on the Company’s results of operations or financial position for the three months ended August 30, 2009.

Subsequent Events

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted Statement 165 on June 1, 2009. Adoption of this Statement did not impact the Company’s consolidated financials other than the required additional disclosures.

Business Combinations

The FASB issued SFAS No. 141R (revised 2007), “Business Combinations” which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted SFAS No. 141R on June 1, 2009. Adoptions of this statement did not have an impact on the Company’s results of operations or financial position for the three months ended August 30, 2009, however, its provisions will impact future business combinations.

Recently Issued Pronouncements

Variable Interest Entities

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt Statement 167 in fiscal year 2011 and is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the second quarter of fiscal year 2010.

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

As of August 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1. The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto will pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase Landec Ag at any time during the five year term of the Agreement. Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period.

The Agreement also provides for a fee payable to Landec of $4 million if Monsanto elects to terminate the agreement or $10 million if Monsanto elects to purchase Landec Ag. If the purchase option is exercised before the fifth anniversary of the Agreement, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase. If Monsanto does not exercise its purchase option by the fifth anniversary of the Agreement, Landec will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. Accordingly, Landec will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in maximum payments if Monsanto elects to purchase Landec Ag. The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012. The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option. The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

For each of the three months ended August 30, 2009 and August 31, 2008, Landec recognized $1.35 million in revenues from the Agreement.

If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

3.	License Agreements

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company. Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide. Landec will also receive royalties on the sale of products incorporating Landec’s technology. In addition, the Company received shares of preferred stock valued at $1.3 million which represented a 19.9% ownership interest in Aesthetic Sciences as of December 2005.

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone. In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000. The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences. The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and was recorded as licensing revenue during fiscal year 2007 in the accompanying Consolidated Statements of Operations since Landec has no further obligations under this agreement. During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of August 30, 2009 and May 31, 2009.

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”). Landec will provide research and development support to Air Products for three years with a mutual option for two additional years. The license fees are being recognized as license revenue over a three year period beginning March 2006. In addition, in accordance with the agreement, Landec will receive 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license has been added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology. In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados and mango, the minimum gross profits to be received by Landec from the sale of BreatheWay packaging to Chiquita for bananas, avocados and mangos was increased to $2.2 million in fiscal year 2009. In addition, the minimum gross profits the Company is to receive are calculated and payable on a calendar quarter basis per the terms of the amended agreement. Accordingly, the minimum amounts under the amended agreement will be calculated each calendar quarter and thus will be due at the end of March, June, September and December of each year.

4.	Stock-Based Compensation

In the three months ended August 30, 2009, the Company recognized stock-based compensation expense of $220,000 or $0.01 per basic and diluted share, which included $119,000 for restricted stock unit awards and $101,000 for stock option grants. In the three months ended August 31, 2008, the Company recognized stock-based compensation expense of $295,000 or $0.01 per basic and diluted share, which included $79,000 for restricted stock unit awards and $216,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 30, 2009	Three Months Ended August 31, 2008
Research and development	$49,000	$42,000
Sales, general and administrative	171,000	253,000
Total stock-based compensation	$220,000	$295,000

As of August 30, 2009, there was $1.5 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans.  Total expense is expected to be recognized over the weighted-average period of 2.66 years for stock options and 2.24 years for restricted stock unit awards.

During the three months ended August 30, 2009, the Company granted options to purchase 47,500 shares of common stock and 15,833 restricted stock unit awards.

As of August 30, 2009 the Company has reserved 2.1 million shares of Common Stock for future issuance under its current and former equity plans.

5.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income for the periods with net income (in thousands, except per share amounts):
	Three Months Ended August 30, 2009	Three Months Ended August 31, 2008
Numerator:
Net income applicable to Common Stockholders	$2,184	$2,839

Denominator:
Weighted average shares for basic net income per share	26,349	26,163
Effect of dilutive securities:
Stock options and restricted stock units	367	636
Weighted average shares for diluted net income per share	26,716	26,799

Diluted net income per share	$0.08	$0.11

For the three months ended August 30, 2009 and August 31, 2008, the computation of the diluted net income per share excludes the impact of options to purchase 881,613 shares and 245,579 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6.	Income Taxes

The estimated annual effective tax rate for fiscal 2010 is currently expected to be approximately 37%. The provision for income taxes for the three months ended August 30, 2009 was $1.3 million.

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

As of May 31, 2009, the Company had unrecognized tax benefits of approximately $619,000. Included in the balance of unrecognized tax benefits as of May 31, 2009 is approximately $549,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Due to the Company’s historical taxable loss position, the Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of August 30, 2009 and May 31, 2009 as the amounts were not significant.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1996 forward, none of which were individually significant.

7.	Goodwill and Other Intangibles

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

The Company considers the results generated from using both of the approaches set forth in SFAS 142 to estimate the fair value of each relevant reporting unit as follows:

•
The Company uses the market approach to develop indications of fair value.  This approach uses market values and revenue multiples of other publicly-traded companies engaged in the same or similar lines of business as the Company.

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

The Company tested its goodwill and other intangible assets with indefinite lives for impairment as of July 26, 2009 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets with indefinite lives, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.  No such significant or material changes in the Company’s business or economic environment have come to the attention of management since May 31, 2009 through the date of this report.

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 30, 2009	May 31, 2009
Finished goods	$4,410	$2,108
Raw material	4,029	3,721
Total	$8,439	$5,829

9.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms. Apio also purchases produce from Beachside Produce LLC for sale to third parties. Beachside Produce is owned by a group of entities and persons, including the Apio Chairman. Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of August 30, 2009 and May 31, 2009 and for the three months ended August 30, 2009 and August 31, 2008.

Apio leases, for approximately $310,000 on a current annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three months ended August 30, 2009, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $78,000 which is equal to the amount the Company paid to lease that land for the period.

Apio's domestic commodity vegetable business was sold to Beachside Produce in 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three months ended August 30, 2009 and August 31, 2008, the Company recognized revenues of $210,000 and $400,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of August 30, 2009 and May 31, 2009.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Comprehensive Income

The comprehensive income of Landec is insignificantly different from net income.

11.	Stockholders’ Equity

During the three months ended August 30, 2009, 31,926 shares of Common Stock were issued upon the vesting of restricted stock units and upon the exercise of options under the Company’s equity plans.

12.	Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart. The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan. Operations by business segment consisted of the following (in thousands):

Three Months Ended August 30, 2009	Food Products Technology	Trading	Technology Licensing	Corporate	TOTAL
Net sales	$41,856	$17,702	$1,385	$—	$60,943
International sales	$3,436	$15,950	$—	$—	$19,386
Gross profit	$6,381	$1,104	$1,385	$—	$8,870
Net income (loss)	$3,398	$578	$740	$(2,532)	$2,184
Depreciation and amortization	$716	$3	$43	$—	$762
Interest income	$32	$—	$—	$256	$288
Interest expense	$1	$—	$—	$—	$1
Income tax expense	$—	$—	$—	$1,282	$1,282

Three Months Ended August 31, 2008
Net sales	$43,814	$26,297	$1,642	$—	$71,753
International sales	$4,147	$21,693	$—	$—	$25,840
Gross profit	$7,283	$1,198	$1,642	$—	$10,123
Net income (loss)	$3,989	$598	$1,105	$(2,853)	$2,839
Depreciation and amortization	$744	$4	$48	$—	$796
Interest income	$122	$—	$—	$235	$357
Interest expense	$2	$—	$—	$—	$2
Income tax expense	$—	$—	$—	$1,911	$1,911

During the three months ended August 30, 2009 and August 31, 2008, sales to the Company’s top five customers accounted for 50% and 49%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 19% for both of the three months ended August 30, 2009 and August 31, 2008.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.	Subsequent Events

The Company evaluated subsequent events in accordance with SFAS No. 165 “Subsequent Events” through the financials statements filing date of September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and, in particular the factors described below in Part II-Item 1A of the Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 31, 2009 filed with the Securities and Exchange Commission on August 4, 2009.

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

Description of Core Business

Landec participates in three core business segments– Food Products Technology, Commodity Trading and Technology Licensing.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay® membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry.  Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  The resulting products are referred to as “value-added” products.  In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio utilizes state-of-the-art fresh-cut produce processing technology and year-round access to specialty packaged produce products which Apio distributes to the top U.S. retail grocery chains, major club stores and to the foodservice industry. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio, Inc. name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.  During the fiscal year ended May 31, 2009, Apio shipped nearly sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Asia.

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

Monsanto announced last year that it formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.  During fiscal year 2009, we focused on validating the use of Landec’s coating technology for these applications.

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

Results of Operations

Revenues (in thousands):

	Three months ended 8/30/09	Three months ended 8/31/08	Change
Apio Value Added	$41,292	$43,002	(4)%
Apio Packaging	564	812	(31)%
Apio Tech. Subtotal	41,856	43,814	(4)%
Commodity Trading	17,702	26,297	(33)%
Total Apio	59,558	70,111	(15)%
Tech. Licensing	1,385	1,642	(16)%
Total Revenues	$60,943	$71,753	(15)%

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

The decrease in Apio’s value-added revenues for the three months ended August 30, 2009 compared to the first quarter of last year was primarily due to the fact that the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three months ended August 30, 2009 compared to the same period last year was primarily due to the reduction in contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Commodity Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.  The export portion of trading revenues for the first quarter of fiscal year 2010 was $16.0 million or 90% of total trading revenues.

The decrease in revenues in Apio’s trading business for the three months ended August 30, 2009 compared to the same period last year was due to a 26% decrease in export sales volumes as a result of a decreased supply of produce to export, primarily fruit, and a $2.9 million decrease in domestic commodity sales to Wal-Mart due to the planned exiting of most of our domestic buy/sell business with Wal-Mart.  In addition, the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three months ended August 30, 2009 compared to the same period of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 8/30/09	Three months ended 8/31/08	Change
Apio Value Added	$5,865	$6,580	(11)%
Apio Packaging	516	703	(27)%
Apio Tech. Subtotal	6,381	7,283	(12)%
Commodity Trading	1,104	1,198	(8)%
Total Apio	7,485	8,481	(12)%
Tech. Licensing	1,385	1,642	(16)%
Total Gross Profit	$8,870	$10,123	(12)%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles.  These costs include the following: raw materials (including produce and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2010 compared to the same period last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the three months ended August 30, 2009 compared to the same period last year was primarily due to the decrease in revenues of 4% during the first quarter of fiscal year 2010 compared to the first quarter of last year coupled with an increase in the cost of produce during this year’s first quarter compared to last year’s first quarter.  In addition, the first quarter of fiscal year 2009 included 14 weeks of gross profit compared to 13 weeks during the first quarter of fiscal year 2010.

Apio Packaging

The decrease in gross profit for Apio Packaging for the three months ended August 30, 2009 compared to the same period last year was primarily due to the reduction of contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Commodity Trading

Apio’s commodity trading business is a buy/sell business that realizes a commission-based margin in the 5-6% range.  The decrease in gross profit for Apio’s commodity trading business during the three months ended August 30, 2009 compared to the same period last year was primarily due to a 33% decrease in revenues.  In addition, the first quarter of fiscal year 2009 included 14 weeks of gross profit compared to 13 weeks during the first quarter of fiscal year 2010.    The decrease in revenues was greater than the decrease in gross profit because the decrease in revenues was primarily due to decreased domestic commodity volume sales which is a 2% margin business and decreased export of fruit which realizes lower gross margins than the gross margins realized from the export of vegetables.

Technology Licensing

The decrease in Technology Licensing gross profit for the three months ended August 30, 2009 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 8/30/09	Three months ended 8/31/08	Change
Research and Development:
Apio	$294	$351	(16)%
Tech. Licensing	645	537	20%
Total R&D	$939	$888	6%

Selling, General and Administrative:
Apio	$3,063	$3,500	(12)%
Corporate	1,507	1,176	28%
Total S,G&A	$4,570	$4,676	(2)%

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

The increase in research and development expenses for the three months ended August 30, 2009 compared to the same period last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended August 30, 2009 compared to the same period last year was not significant.

Other (in thousands):

	Three months ended 8/30/09	Three months ended 8/31/08	Change
Interest Income	$288	$357	(19)%
Interest Expense	$(1)	$(2)	(50)%
Income Taxes	$1,282	$1,911	33%
Noncontrolling interest	$182	$164	11%

Interest Income

The decrease in interest income for the three months ended August 30, 2009 compared to the same period last year was primarily due to lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three months ended August 30, 2009 compared to the same period last year was not significant.

Income Taxes

The decrease in the income tax expense is due to a 26% decrease in net income before taxes during the three months ended August 30, 2009 compared to the same period last year and a decrease in the Company’s effective tax rate, after taking into account the expense for noncontrolling interest, to 37% for the three months ended August 30, 2009 compared to 40% for the same period last year.

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the noncontrolling interest for the three months ended August 30, 2009 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 30, 2009, the Company had cash and cash equivalents of $4.0 million, a net decrease of $39.5 million from $43.5 million at May 31, 2009.

Cash Flow from Operating Activities

Landec generated $4.3 million of cash flow from operating activities during the three months ended August 30, 2009 compared to generating $2.2 million of cash flow from operating activities for the three months ended August 31, 2008. The primary sources of cash from operating activities during the three months ended August 30, 2009 were from (1) generating $2.2 million of net income, (2) non-cash related net expenses of $816,000 and (3) a net increase of $1.3 million in working capital.  The primary changes in working capital were (a) a $4.0 million increase in accounts receivable due to August 2009 revenues being considerably higher than May 2009 revenues, (b) a $2.6 million increase in inventories resulting from the timing of receipts and the build up of inventories in advance of the holiday season, (c) a $7.2 million increase in accounts payable resulting from the timing of payments and the increase in cost of sales due to August 2009 cost of sales being higher than May 2009 cost of sales, and (d) a $1.2 million decrease in deferred revenue primarily due to recognizing $1.4 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first three months of fiscal year 2010.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 30, 2009 was $44.3 million compared to $2.5 million for the same period last year.  The primary uses of cash in investing activities during the first quarter of fiscal year 2010 were for the purchase of $1.3 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and from the net purchase of $43.0 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 30, 2009 was $569,000 compared to $1.7 million for the same period last year.  The source of cash from financing activities during the first quarter of fiscal year 2010 was the tax benefit from stock-based compensation of $622,000.

Capital Expenditures

During the three months ended August 30, 2009, Landec started the expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility.  These expenditures represented the majority of the $1.3 million of capital expenditures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended August 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation arising in the normal course of business.  The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 1A.	Risk Factors

The risk factors set forth below include and material changes to, and supersede the descriptions of, the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended May 31, 2009.

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

the seasonality of our supplies;

our ability to process produce during critical harvest periods;

the timing and effects of ripening;

the degree of perishability;

the effectiveness of worldwide distribution systems;

total worldwide industry volumes;

the seasonality of consumer demand;

foreign currency fluctuations; and

foreign importation restrictions and foreign political risks.

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

price;

safety;

efficacy;

reliability;

conversion costs;

marketing and sales efforts; and

general economic conditions affecting purchasing patterns.

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

fines, injunctions, civil penalties, and suspensions,

withdrawal of regulatory approvals,

product recalls and product seizures, including cessation of manufacturing and sales,

operating restrictions, and

criminal prosecution.

We may be required to incur significant costs to comply with the laws and regulations in the future which may have a material adverse effect on our business, operating results and financial condition.

Our International Operations and Sales May Expose Our Business to Additional Risks

For the three months ended August 30, 2009, approximately 32% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

regulatory approval process,

government controls,

export license requirements,

political instability,

price controls,

trade restrictions,

changes in tariffs, or

difficulties in staffing and managing international operations.

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the three months ended August 30, 2009, sales to our top five customers accounted for approximately 50% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 19% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Stock Price May Fluctuate in Accordance with Market Conditions

The following events may cause the market price of our common stock to fluctuate significantly:

technological innovations applicable to our products,

our attainment of (or failure to attain) milestones in the commercialization of our technology,

our development of new products or the development of new products by our competitors,

new patents or changes in existing patents applicable to our products,

our acquisition of new businesses or the sale or disposal of a part of our businesses,

development of new collaborative arrangements by us, our competitors or other parties,

changes in government regulations applicable to our business,

changes in investor perception of our business,

fluctuations in our operating results and

changes in the general market conditions in our industry.

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

Date:       September 30, 2009