Form 10-Q
period 2009-11-29
LANDEC CORP \CA\
filed 2010-01-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 29, 2009, or

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
Yes ☐                  No ☒

As of December 21, 2009, there were 26,362,064 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 29, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	November 29, 2009	May 31, 2009
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,222	$43,459
Marketable securities	65,851	22,498
Accounts receivable, less allowance for doubtful accounts of $203 and $165 at November 29, 2009 and May 31, 2009, respectively	16,680	15,271
Accounts receivable, related party	368	632
Inventories, net	6,782	5,829
Notes and advances receivable	1,216	186
Deferred taxes	2,161	2,161
Prepaid expenses and other current assets	934	1,298
Total Current Assets	96,214	91,334

Property, plant and equipment, net	24,361	22,743
Goodwill, net	27,361	27,361
Trademarks, net	8,228	8,228
Other assets	4,231	3,832
Total Assets	$160,395	$153,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,740	$12,430
Related party accounts payable	69	299
Income taxes payable	187	107
Accrued compensation	1,060	1,112
Other accrued liabilities	2,285	1,805
Deferred revenue	2,010	3,430
Total Current Liabilities	21,351	19,183

Deferred revenue	2,000	3,000
Deferred taxes	4,593	4,119
Total Liabilities	27,944	26,302

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,361,315 and 26,326,889 shares issued and outstanding at November 29, 2009 and May 31, 2009, respectively	26	26
Additional paid-in capital	117,875	116,158
Accumulated other comprehensive income	92	—
Retained earnings	12,940	9,222
Total Stockholders’ Equity	130,933	125,406
Noncontrolling interest	1,518	1,790
Total Equity	132,451	127,196
Total Liabilities and Stockholders’ Equity	$160,395	$153,498

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
	2009	2008	2009	2008
Revenues:
Product sales	$58,490	$55,267	$116,882	$124,128
Services revenue, related party	914	998	2,080	2,156
License fees	1,350	1,550	2,700	3,100
Research, development and royalty revenues	179	223	213	406
Total revenues	60,933	58,038	121,875	129,790

Cost of revenue:
Cost of product sales	52,009	48,822	102,115	108,124
Cost of product sales, related party	755	822	1,820	2,258
Cost of services revenue	752	837	1,653	1,728
Total cost of revenue	53,516	50,481	105,588	112,110

Gross profit	7,417	7,557	16,287	17,680

Operating costs and expenses:
Research and development	942	867	1,881	1,756
Selling, general and administrative	4,182	4,449	8,752	9,125
Total operating costs and expenses	5,124	5,316	10,633	10,881
Operating income	2,293	2,241	5,654	6,799

Interest income	266	455	554	812
Interest expense	(4)	(3)	(5)	(4)
Net income before taxes	2,555	2,693	6,203	7,607
Income tax expense	(895)	(1,063)	(2,176)	(2,974)
Consolidated net income	1,660	1,630	4,027	4,633
Noncontrolling interest	(126)	(132)	(309)	(296)
Net income applicable to Common Stockholders	$1,534	$1,498	$3,718	$4,337

Basic net income per share	$0.06	$0.06	$0.14	$0.17

Diluted net income per share (Note 5)	$0.06	$0.06	$0.14	$0.16

Shares used in per share computation:
Basic	26,360	26,171	26,355	26,167
Diluted	26,676	26,814	26,670	26,806

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six months Ended
	November 29,	November 30,
	2009	2008
Cash flows from operating activities:
Net income applicable to Common Stockholders	$3,718	$4,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541	1,615
Stock-based compensation expense	412	474
Tax benefit from stock-based compensation expense	(1,341)	(1,496)
Increase in long-term receivable	(400)	(400)
Noncontrolling interest	309	296
Deferred taxes	474	933
Changes in current assets and current liabilities:
Accounts receivable, net	(1,409)	3,986
Accounts receivable, related party	264	(255)
Inventories, net	(953)	(336)
Issuance of notes and advances receivable	(1,363)	(1,322)
Collection of notes and advances receivable	333	636
Prepaid expenses and other current assets	364	225
Accounts payable	3,310	(2,571)
Related party accounts payable	(230)	(130)
Income taxes payable	1,421	1,748
Accrued compensation	(52)	(1,291)
Other accrued liabilities	230	(743)
Deferred revenue	(2,420)	(2,446)
Net cash provided by operating activities	4,208	3,260

Cash flows from investing activities:
Purchases of property and equipment	(3,159)	(2,392)
Acquisition related earnout payments	—	(7)
Issuance of notes and advances receivable	—	(2)
Collection of notes and advances receivable	—	103
Purchase of marketable securities	(60,495)	(21,992)
Proceeds from maturities of marketable securities	17,234	17,753
Net cash used in investing activities	(46,420)	(6,537)

Cash flows from financing activities:
Taxes paid by Company for stock swaps to cover taxes on RSUs	(53)	—
Proceeds from sale of common stock	17	45
Tax benefit from stock-based compensation	1,341	1,496
Payments to minority interest holders	(330)	(315)
Net cash provided by financing activities	975	1,226
Net decrease in cash and cash equivalents	(41,237)	(2,051)
Cash and cash equivalents at beginning of period	43,459	44,396
Cash and cash equivalents at end of period	$2,222	$42,345

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,341	$1,496
Long-term receivable from Monsanto for guaranteed termination fee	$400	$400
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 29, 2009 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The results of operations for the three and six months ended November 29, 2009 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Commodity Trading business.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio and Landec Ag.  All material inter-company transactions and balances have been eliminated.

The Company follows FASB guidance concerning the consolidation of variable interest entities ("VIEs").  Under the guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs.  An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Under the guidance, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Under the initial agreement between Landec and Monsanto Company (“Monsanto”) (see Note 2), the Company had concluded that Landec Ag was a VIE.  The Company had also determined that it was the primary beneficiary of Landec Ag and therefore the accounts of Landec Ag were consolidated with the accounts of the Company.  As a result of the amended and restated agreement between Landec and Monsanto (see Note 2), Landec Ag is no longer deemed to be a VIE, however, because Landec Ag is wholly owned, it continues to be consolidated with the accounts of the Company.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits, money market funds and U.S. Treasuries.  Short-term marketable securities consist of certificates of deposit (CDs) that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its available-for-sale portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at November 29, 2009 and May 31, 2009 was $3.8 million and $2.1 million, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $37.0 million of its marketable securities and those due in one to two years represents the remaining $28.9 million of the Company’s marketable securities as of November 29, 2009.  These investments are classified as marketable securities on the consolidated balance sheet as of November 29, 2009 and May 31, 2009 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and six months ended November 29, 2009 and November 30, 2008.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 29, 2009.

Investment in Non-Public Company

Landec’s investment of $1.8 million in a non-public company is carried at cost and adjusted for impairment losses, if any.   Since there is no readily available market value information, Landec periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of the non-public company.  The non-public company is currently in discussions with several parties to license or sell the rights to certain proprietary assets, and potential deal terms with more than one party are in late-stage negotiations.  The non-public company's goal is to consummate at deal in calendar 2010.  Landec has evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis of the preliminary terms under late-stage discussions with one of the parties.  Based on the expectation that the rights to certain proprietary assets of the non-public company will be licensed or sold to a third party, Landec has determined there is no impairment of its investment as of November 29, 2009.   However, if the currently proposed or similar deal does not close, Landec will need to re-evaluate impairment, with maximum exposure equal to its cost investment.

New Accounting Pronouncements

Recently Adopted Pronouncements

Accounting Standards Codification

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The adoption of the FASB ASC does not impact the Company’s consolidated financial statements, however, the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the fiscal quarter ending November 29, 2009.

Fair Value Measurements

In September 2006, the FASB issued new guidance with respect to defining, measuring and disclosing fair value measurements.  The new guidance does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information.  The new guidance is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of the new guidance.  The Company adopted the new guidance on May 26, 2008 for financial assets and financial liabilities and it did not have any impact on the Company’s results of operations or financial position for the three and six months ended November 29, 2009.  The Company adopted the new guidance for non-financial assets and liabilities on June 1, 2009.  Adoption of the new guidance for non-financial assets and liabilities did not have a material impact on the Company’s results of operations or financial position.

Noncontrolling Interests

In December 2007, the FASB issued new guidance with respect to noncontrolling interests in consolidated financial statements.  The new guidance requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests.  Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of the new guidance are to be applied prospectively.  The Company adopted the new guidance on June 1, 2009 and such adoption did not have a material impact on the Company’s results of operations or financial position for the three and six months ended November 29, 2009, however, as required, presentation of noncontrolling interests has been conformed to the requirements of the new guidance for all periods presented.

Collaborative Arrangements

In December 2007, the FASB issued new guidance concerning the accounting for collaborative arrangements (which does not establish a legal entity within such arrangement).  The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements based upon their role as either principal or agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative guidance; analogy to such guidance if not within their scope; or a reasonable, rational, and consistently applied accounting policy election.  The Company adopted the new guidance on June 1, 2009, the adoption of which did not have any impact on the Company’s results of operations or financial position for the three and six months ended November 29, 2009.

Fair Value Disclosures in Interim Reports

In April 2009, the FASB issued new guidance that requires disclosures about fair value of financial instruments at interim reporting periods.  The new guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance on June 1, 2009, the adoption of which did not have any impact on the Company’s results of operations or financial position for the three and six months ended November 29, 2009.

Subsequent Events

In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company adopted the new guidance on June 1, 2009, the adoption of which did not impact the Company’s consolidated financials other than the required additional disclosures.

Business Combinations

In December 2007, the FASB issued new guidance which significantly changes the financial accounting and reporting for business combination transactions.  The new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of the new guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  The Company adopted the new guidance on June 1, 2009, the adoption of which did not have an impact on the Company’s results of operations or financial position for the three and six months ended November 29, 2009, however, its provisions will impact future business combinations.

Recently Issued Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  The Company will adopt this new guidance in fiscal year 2011 and is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

Fair Value Measurements

The Company adopted fair value measurement accounting on May 26, 2008 for financial assets and liabilities.  The Company also adopted fair value measurement accounting to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its eligible financial assets or liabilities.

The guidance for fair value measurement accounting established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of November 29, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

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

For each of the three and six months ended November 29, 2009 and November 30, 2008, Landec recognized $1.35 million and $2.7 million, respectively, in revenues from the Agreement.

On November 27, 2009, the Agreement was amended and restated (the “Amended Agreement”).  Under the terms of the Amended Agreement, Monsanto will continue to pay Landec Ag $2.6 million per year for the two-year remaining term of the Amended Agreement in exchange for (1) an exclusive right to use Landec’s Intellicoat seed coating technology worldwide during the two-year license period for specific applications of seed treatments as defined in the Amended Agreement, and (2) the right to purchase for $10 million any time during the two-year license period the exclusive rights to the specific applications for seed treatments licensed to Monsanto by Landec under the Amended Agreement.  If Monsanto does not exercise its purchase option by December 1, 2011, Landec will receive a termination fee of $4 million and all rights to the Intellicoat seed coating technology licensed to Monsanto will revert to Landec.  If Monsanto exercises its purchase option, Landec and Monsanto will enter into a new long-term supply agreement in which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.  The Amended Agreement does not impact the accounting for the Monsanto transaction.

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

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone.  In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000.  The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences.   The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and was recorded as licensing revenue during fiscal year 2007 since Landec has no further obligations under this agreement.  During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of November 29, 2009 and May 31, 2009.

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”).  Landec will provide research and development support to Air Products for three years with a mutual option for two additional years.  The license fees were recognized as license revenue over a three year period beginning March 2006.  In addition, in accordance with the agreement, Landec will receive 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  In exchange for expanding the exclusive fields for bananas and adding a new exclusive field for avocados and mango, Chiquita agreed to continue to pay minimum gross profits through December 2009 and recently agreed to pay minimums through at least December 2010.

4.	Stock-Based Compensation

In the three and six months ended November 29, 2009, the Company recognized stock-based compensation expense of $192,000 and $412,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $83,000 and $202,000 for restricted stock unit awards and $109,000 and $210,000 for stock option grants, respectively. In the three and six months ended November 30, 2008, the Company recognized stock-based compensation expense of $179,000 and $474,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $76,000 and $155,000 for restricted stock unit awards and $103,000 and $319,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended November 29, 2009	Three Months Ended November 30, 2008	Six Months Ended November 29, 2009	Six Months Ended November 30, 2008
Research and development	$45,000	$42,000	$94,000	$84,000
Selling, general and administrative	$147,000	$137,000	$318,000	$390,000
Total stock-based compensation expense	$192,000	$179,000	$412,000	$474,000

As of November 29, 2009, there was $1.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.4 years for stock options and 2.0 years for restricted stock unit awards.

During the six months ended November 29, 2009, the Company granted options to purchase 47,500 shares of Common Stock and 15,833 restricted stock unit awards.

As of November 29, 2009, the Company has reserved 4.0 million shares of Common Stock for future issuance under its current and former stock plans.

5.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 29, 2009	Three Months Ended November 30, 2008	Six Months Ended November 29, 2009	Six Months Ended November 30, 2008
Numerator:
Net income	$1,534	$1,498	$3,718	$4,337

Denominator:
Weighted average shares for basic net income per share	26,360	26,171	26,355	26,167
Effect of dilutive securities:
Stock options and restricted stock units	316	643	315	639
Weighted average shares for diluted net income per share	26,676	26,814	26,670	26,806

Diluted net income per share	$0.06	$0.06	$0.14	$0.16

For the three months ended November 29, 2009 and November 30, 2008, the computation of the diluted net income per share excludes the impact of options to purchase 1,080,486 shares and 288,834 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 29, 2009 and November 30, 2008, the computation of the diluted net income per share excludes the impact of options to purchase 1,073,549 shares and 266,405 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6.	Income Taxes

The estimated annual effective tax rate for fiscal 2010 is currently expected to be approximately 37%. The provision for income taxes for the three and six months ended November 29, 2009 was $895,000 and $2.2 million, respectively.

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

In June 2006, the FASB issued new guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This new guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In accordance with accounting literature, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company did accrue an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 29, 2009 and May 31, 2009.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1992 forward for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1996 forward, none of which were individually significant.

7.	Goodwill and Other Intangibles

The Company tests goodwill and all its other intangible assets with indefinite lives (collectively, “intangible assets”) for impairment at least annually.  When evaluating goodwill for impairment, the Company first compares the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired.  Application of the second step of the two-step approach is therefore not required.  Application of the goodwill impairment tests require significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which judgments and projections are inherently uncertain.

The Company considers the results generated from using two approaches to estimate the fair value of each relevant reporting unit as follows:

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

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 29, 2009	May 31, 2009
Raw material	$4,207	$3,721
Finished goods	2,575	2,108
Total	$6,782	$5,829

9.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons, including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of November 29, 2009 and May 31, 2009 and for the three and six months ended November 29, 2009 and November 30, 2008.

Apio leases, for approximately $310,000 on a current annual basis, agricultural land that is owned by the Apio Chairman. Apio, in turn, subleases that land at cost to growers who are obligated to deliver product from that land to Apio for value added products. There is generally no net statement of income impact to Apio as a result of these leasing activities but Apio creates a guaranteed source of supply for the value added business. Apio has loss exposure on the leasing activity to the extent that it is unable to sublease the land. For the three and six months ended November 29, 2009, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $62,000 and $140,000, respectively, which is equal to the amount the Company paid to lease that land for the periods.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and six months ended November 29, 2009, the Company recognized revenues of $213,000 and $422,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of November 29, 2009 and May 31, 2009.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income which for Landec includes changes in unrealized gains and losses on marketable securities.  Accumulated other comprehensive income is reported as a component of stockholders’ equity.  For both the three and six months ended November 29, 2009 comprehensive income from unrealized gains on marketable securities, net of income taxes, was $92,000.

11.	Stockholders’ Equity

During the three and six months ended November 29, 2009, 2,500 and 34,426 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s equity plans.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights.  Awards under the Plan will be evidenced by an agreement with the Plan participants and 1.9 million shares of the Company’s Common Stock (“Shares”) are available for award under the Plan.  Under the Plan no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares.  In addition, awards to non-employee directors are discretionary.  However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

12.	Business Segment Reporting

Landec operates in three business segments: the Food Products Technology segment, the Commodity Trading segment and the Technology Licensing segment. The Food Products Technology segment markets and sells specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically to Wal-Mart.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses. All of the assets of the Company are located within the United States of America.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia, and Japan. Operations by business segment consisted of the following (in thousands):

Operations and identifiable assets by business segment consisted of the following (in thousands):
Three Months Ended November 29, 2009	Food Products Technology	Commodity Trading	Technology Licensing	Corporate	TOTAL
Net sales	$42,326	$17,074	$1,533	$—	$60,933
International sales	$3,571	$16,480	$—	$—	$20,051
Gross profit	$4,755	$1,129	$1,533	$—	$7,417
Net income (loss)	$1,983	$479	$898	$(1,826)	$1,534
Depreciation and amortization	$735	$4	$40	$—	$779
Interest income	$63	$—	$—	$203	$266
Interest expense	$4	$—	$—	$—	$4
Income tax expense	$—	$—	$—	$895	$895

Three Months Ended November 30, 2008
Net sales	$37,971	$18,355	$1,712	$—	$58,038
International sales	$3,443	$17,901	$—	$—	$21,344
Gross profit	$4,707	$1,138	$1,712	$—	$7,557
Net income (loss)	$1,849	$551	$1,167	$(2,069)	$1,498
Depreciation and amortization	$774	$3	$42	$—	$819
Interest income	$149	$—	$—	$306	$455
Interest expense	$3	$—	$—	$—	$3
Income tax expense	$—	$—	$—	$1,063	$1,063

Six Months Ended November 29, 2009
Net sales	$84,181	$34,776	$2,918	$—	$121,875
International sales	$7,007	$32,431	$—	$—	$39,438
Gross profit	$11,136	$2,233	$2,918	$—	$16,287
Net income (loss)	$5,381	$1,057	$1,638	$(4,358)	$3,718
Depreciation and amortization	$1,452	$7	$82	$—	$1,541
Interest income	$95	$—	$—	$459	$554
Interest expense	$5	$—	$—	$—	$5
Income tax expense	$—	$—	$—	$2,176	$2,176

Six Months Ended November 30, 2008
Net sales	$81,785	$44,651	$3,354	$—	$129,790
International sales	$7,590	$39,594	$—	$—	$47,184
Gross profit	$11,991	$2,335	$3,354	$—	$17,680
Net income (loss)	$5,838	$1,149	$2,272	$(4,922)	$4,337
Depreciation and amortization	$1,518	$7	$90	$—	$1,615
Interest income	$272	$—	$—	$540	$812
Interest expense	$4	$—	$—	$—	$4
Income tax expense	$—	$—	$—	$2,974	$2,974

During the six months ended November 29, 2009 and November 30, 2008, sales to the Company’s top five customers accounted for 47% and 46%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 19% for the each of the six months ended November 29, 2009 and November 30, 2008.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.	Subsequent Events

The Company evaluated subsequent events in accordance with new accounting guidance through the financial statements filing date of January 7, 2010.

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

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Company’s Form 10-K for the fiscal year ended May 31, 2009 filed with the Securities and Exchange Commission on August 4, 2009.

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

Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 136,000 square foot value-added processing plant, recently expanded from 96,000 square feet, is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology.  Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/29/09	Three months ended 11/30/08	Change	Six months ended 11/29/09	Six months ended 11/30/08	Change
Apio Value Added	$41,733	$37,314	12%	$83,024	$80,316	3%
Apio Packaging	593	657	(10)%	1,157	1,469	(21)%
Technology Subtotal	42,326	37,971	11%	84,181	81,785	3%
Apio Trading	17,074	18,355	(7)%	34,776	44,651	(22)%
Total Apio	59,400	56,326	5%	118,957	126,436	(6)%
Tech. Licensing	1,533	1,712	(10)%	2,918	3,354	(13)%
Total Revenues	$60,933	$58,038	5%	$121,875	$129,790	(6)%

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

The increase in Apio’s value-added revenues for the three and six months ended November 29, 2009 compared to the same periods last year was primarily due to an increase in value-added unit sales volumes of 27% and 14%, respectively, partially offset by a shift in sales mix to more lower priced bag sales volumes from higher priced tray sales volumes this year compared to the same periods last year.  In addition, the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three and six months ended November 29, 2009 compared to the same periods last year was primarily due to the reduction in contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.  The export portion of trading revenues for the three and six months ended November 29, 2009 was $16.5 million and $32.4 million, or 97% and 93%, respectively, of total trading revenues.

 The decrease in revenues in Apio’s trading business for the three and six months ended November 29, 2009 compared to the same periods last year was primarily due to and 6% and 17%, respectively, decrease in export sales volumes as a result of a decreased supply of produce to export, primarily fruit, and a $2.7 million decrease in domestic commodity sales for the six months ended November 29, 2009 (no change for the second quarter) to Wal-Mart due to the planned exiting of most of our domestic buy/sell business with Wal-Mart.  In addition, the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three and six months ended November 29, 2009 compared to the same periods of the prior year was primarily due to the completion of the license fee payments from Air Products in fiscal year 2009.

Gross Profit (in thousands):

	Three months ended 11/29/09	Three months ended 11/30/08	Change	Six months ended 11/29/09	Six months ended 11/30/08	Change
Apio Value Added	$4,250	$4,084	4%	$10,115	$10,665	(5)%
Apio Packaging	505	623	(19)%	1,021	1,326	(23)%
Technology Subtotal	4,755	4,707	1%	11,136	11,991	(7)%
Apio Trading	1,129	1,138	(1)%	2,233	2,335	(4)%
Total Apio	5,884	5,845	1%	13,369	14,326	(7)%
Tech. Licensing	1,533	1,712	(10)%	2,918	3,354	(13)%
Total Gross Profit	$7,417	$7,557	(2)%	$16,287	$17,680	(8)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and six months ended November 29, 2009, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaging vegetable business for the three months ended November 29, 2009 compared to the same period last year was primarily due to the gross profit realized from the 12% increase in revenues for that period which was partially offset by (1) increased costs for produce, (2) shortages of produce which resulted in the Company buying produce on the open market at prices above contracted prices and (3) a shift in mix to lower margin bag sales from higher margin tray sales.  The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the six months ended November 29, 2009 compared to the same period last year was primarily due to (1) increased costs for produce, (2) shortages of produce which resulted in the Company buying produce on the open market at prices above contracted prices and (3) a shift in mix to lower margin bag sales from higher margin tray sales and (4) the first quarter of fiscal year 2009 included 14 weeks of gross profit compared to 13 weeks during the first quarter of fiscal year 2010.  These decreases were partially offset by the gross profit realized from the 3% increase in revenues in the six months ended November 29, 2009.

Apio Packaging

The decrease in gross profit for Apio Packaging for the three and six months ended November 29, 2009 compared to the same periods last year was primarily due to the reduction of contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a historical commission-based margin in the 5% to 6% range.  The decrease in Apio trading gross profit for the three and six months ended November 29, 2009 compared to the same periods last year was due to a 7% and 22%, respectively, decrease in revenues.  In addition, the first quarter of fiscal year 2009 included 14 weeks of gross profit compared to 13 weeks during the first quarter of fiscal year 2010.    The percentage decrease in revenues was greater than the percentage decrease in gross profit because the decrease in revenues was primarily due to decreased domestic commodity volume sales which is a 2% margin business and decreased export of fruit which realizes lower gross margins than the gross margins realized from the export of vegetables.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and six months ended November 29, 2009 compared to the same period of the prior year was primarily due to the completion of the license fee payments from Air Products in fiscal year 2009.

Operating Expenses (in thousands):

	Three months ended 11/29/09	Three months ended 11/30/08	Change	Six months ended 11/29/09	Six months ended 11/30/08	Change
Research and Development:
Apio	$307	$322	(5)%	$601	$673	(11)%
Tech. Licensing	635	545	17%	1,280	1,083	18%
Total R&D	$942	$867	9%	$1,881	$1,756	7%

Selling, General and Administrative:
Apio	$3,048	$3,136	(3)%	$6,111	$6,636	(8)%
Corporate	1,134	1,313	(14)%	2,641	2,489	6%
Total S,G&A	$4,182	$4,449	(6)%	$8,752	$9,125	(4)%

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

The increase in research and development expenses for the three and six months ended November 29, 2009 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three and six months ended November 29, 2009 compared to the same periods last year was not significant.

Other (in thousands):

	Three months ended 11/29/09	Three months ended 11/30/08	Change	Six months ended 11/29/09	Six months ended 11/30/08	Change
Interest Income	$266	$455	(42)%	$554	$812	(32)%
Interest Expense	$(4)	$(3)	33%	$(5)	$(4)	25%
Income Taxes	$(895)	$(1,063)	(16)%	$(2,176)	$(2,974)	(27)%
Noncontrolling Interest	$(126)	$(132)	(5)%	$(309)	$(296)	4%

Interest Income

The decrease in interest income for the three and six months ended November 29, 2009 compared to the same periods last year was primarily due to lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three and six months ended November 29, 2009 compared to the same periods last year was not significant.

Income Taxes

The decrease in the income tax expense for the three and six months ended November 29, 2009 is due to a 5% and 19%, respectively, decrease in net income before taxes compared to the same periods last year and a decrease in the Company’s effective tax rate, after taking into account the expense for noncontrolling interest, to 37% for both the three and six months ended November 29, 2009 compared to 41.5% and 40.7% for the three and six months ended November 30, 2008, respectively.

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the noncontrolling interest for the three and six months ended November 29, 2009 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 29, 2009, the Company had cash and cash equivalents of $2.2 million, a net decrease of $41.3 million from $43.5 million at May 31, 2009.

Cash Flow from Operating Activities

Landec generated $4.2 million of cash flow from operating activities during the six months ended November 29, 2009 compared to generating $3.3 million of cash flow from operating activities for the six months ended November 30, 2008. The primary sources of cash from operating activities during the six months ended November 29, 2009 were from generating $3.7 million of net income and non-cash related net expenses of $1.0 million, partially offset by a net decrease of $505,000 in working capital.  The primary changes in working capital were (a) a $1.4 million increase in accounts receivable due to November 2009 export revenues being higher than May 2009 export revenues, (b) a $1.0 million increase in inventories resulting from the timing of receipts and the build up of inventories in advance of the holiday season, (c) a $1.0 million net increase in notes and advances receivable due to farming advances for the winter season, (d) a $3.3 million increase in accounts payable resulting from the timing of payments and the increase in cost of sales due to November 2009 cost of sales being higher than May 2009 cost of sales, and (e) a $2.4 million decrease in deferred revenue primarily due to recognizing $2.7 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first six months of fiscal year 2010.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 29, 2009 was $46.4 million compared to $6.5 million for the same period last year.  The primary uses of cash in investing activities during the first six months of fiscal year 2010 were for the purchase of $3.2 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and from the net purchase of $43.2 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 29, 2009 was $1.0 million compared to $1.2 million for the same period last year.  The primary source of cash from financing activities during the first six months of fiscal year 2010 was the tax benefit from stock-based compensation of $1.3 million.

Capital Expenditures

During the six months ended November 29, 2009, Landec completed a 40,000 square foot expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility.  These expenditures represented the majority of the $3.2 million of capital expenditures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended November 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in litigation arising in the normal course of business.  The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 1A. Risk Factors

The risk factors set forth below include material changes to, and supersede the descriptions of, the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended May 31, 2009.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the six months ended November 29, 2009, approximately 33% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the six months ended November 29, 2009, sales to our top five customers accounted for approximately 47% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 19% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on October 15, 2009, the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Withheld
1.     Five Class 2 directors were elected by the margins indicated to serve for a term of office to expire at the second succeeding annual meeting of stockholders at which their successors will be elected and qualified:

Gary T. Steele	21,261,161	934,789
Duke K. Bristow, Ph.D.	21,495,682	700,268
Dean Hollis	20,049,056	2,146,894
Robert Tobin	21,330,798	865,152
Nicholas Tompkins	21,333,292	862,658
The Class 1 directors were not up for election at the Annual Meeting.  The four current Class 1 directors, Frederick Frank, Steven Goldby, Stephen E. Halprin and Richard S. Schneider, Ph.D., will serve as Class 1 directors until the next Annual Meeting, when their successors will be elected and qualified.

	Voted For	Voted Against	Abstain
2. To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2010.	22,030,099	136,556	29,294

	Voted For	Voted Against	Abstain
3. To approve the Company’s 2009 Stock Incentive Plan.	14,402,564	2,742,174	108,160

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title:
10.25	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2009.

10.26
Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

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

Date:       January 7, 2010