Form 10-Q
period 2010-02-28
LANDEC CORP \CA\
filed 2010-04-05
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 28, 2010, or

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
Yes   ☐           No    ☒

As of March 22, 2010, there were 26,412,064 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 28, 2010

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	February 28, 2010	May 31, 2009
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$6,339	$43,459
Marketable securities	63,282	22,498
Accounts receivable, less allowance for doubtful accounts of $199 and $165 at February 28, 2010 and May 31, 2009, respectively	14,463	15,271
Accounts receivable, related party	195	632
Inventories, net	6,588	5,829
Notes and advances receivable	375	186
Deferred taxes	1,835	2,161
Prepaid expenses and other current assets	2,378	1,298
Total Current Assets	95,455	91,334

Property, plant and equipment, net	24,097	22,743
Goodwill, net	27,361	27,361
Trademarks, net	8,228	8,228
Other assets	4,431	3,832
Total Assets	$159,572	$153,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,246	$12,430
Related party accounts payable	115	299
Income taxes payable	84	107
Accrued compensation	1,319	1,112
Other accrued liabilities	1,773	1,805
Deferred revenue	4,128	3,430
Total Current Liabilities	18,665	19,183

Deferred revenue	1,500	3,000
Deferred taxes	5,611	4,119
Total Liabilities	25,776	26,302
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,362,064 and 26,326,889 shares issued and outstanding at February 28, 2010 and May 31, 2009, respectively	26	26
Additional paid-in capital	117,410	116,158
Accumulated other comprehensive income	94	—
Retained earnings	14,674	9,222
Total Stockholders’ Equity	132,204	125,406
Noncontrolling interest	1,592	1,790
Total Equity	133,796	127,196
Total Liabilities and Stockholders’ Equity	$159,572	$153,498

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	March 1,	February 28,	March 1,
	2010	2009	2010	2009
Revenues:
Product sales	$55,812	$51,242	$172,694	$175,370
Services revenue, related party	721	930	2,800	3,086
License fees	1,350	1,550	4,050	4,650
Research, development and royalty revenues	250	189	464	595
Total revenues	58,133	53,911	180,008	183,701

Cost of revenue:
Cost of product sales	48,952	45,218	151,067	153,342
Cost of product sales, related party	372	356	2,192	2,615
Cost of services revenue	682	746	2,335	2,473
Total cost of revenue	50,006	46,320	155,594	158,430

Gross profit	8,127	7,591	24,414	25,271

Operating costs and expenses:
Research and development	999	891	2,880	2,647
Selling, general and administrative	4,386	4,153	13,138	13,278
Total operating costs and expenses	5,385	5,044	16,018	15,925
Operating income	2,742	2,547	8,396	9,346
Interest income	142	220	696	1,032
Interest expense	(4)	(2)	(8)	(6)
Net income before taxes	2,880	2,765	9,084	10,372
Income tax expense	(1,072)	(1,115)	(3,249)	(4,089)
Consolidated net income	1,808	1,650	5,835	6,283
Noncontrolling interest	(74)	(110)	(383)	(406)
Net income applicable to Common Stockholders	$1,734	$1,540	$5,452	$5,877

Basic net income per share	$0.07	$0.06	$0.21	$0.22

Diluted net income per share (Note 5)	$0.07	$0.06	$0.20	$0.22

Shares used in per share computation:
Basic	26,361	26,190	26,357	26,175
Diluted	26,645	26,564	26,644	26,763

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine months Ended
	February 28,	March 1,
	2010	2009
Cash flows from operating activities:
Net income applicable to Common Stockholders	$5,452	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,391	2,394
Stock-based compensation expense	686	650
Tax benefit from stock-based compensation expense	(886)	(1,771)
Increase in long-term receivable	(600)	(600)
Noncontrolling interest	383	406
Deferred taxes	1,818	1,450
Changes in current assets and current liabilities:
Accounts receivable, net	808	7,001
Accounts receivable, related party	437	35
Inventories, net	(759)	2,035
Issuance of notes and advances receivable	(2,872)	(2,765)
Collection of notes and advances receivable	2,683	2,674
Prepaid expenses and other current assets	(1,080)	(157)
Accounts payable	(1,184)	(8,929)
Related party accounts payable	(184)	(201)
Income taxes payable	863	1,632
Accrued compensation	207	(1,030)
Other accrued liabilities	(281)	(1,279)
Deferred revenue	(802)	(1,111)
Net cash provided by operating activities	7,080	6,311

Cash flows from investing activities:
Purchases of property and equipment	(3,745)	(3,204)
Acquisition related earnout payments	—	(7)
Issuance of notes and advances receivable	—	(2)
Collection of notes and advances receivable	—	103
Purchase of marketable securities	(64,339)	(32,350)
Proceeds from maturities of marketable securities	23,649	30,353
Net cash used in investing activities	(44,435)	(5,107)

Cash flows from financing activities:
Taxes paid by Company for stock swaps to cover taxes on RSUs	(337)	—
Proceeds from sale of common stock	17	344
Tax benefit from stock-based compensation	886	1,771
Increase in other assets	—	(124)
Payments to minority interest holders	(331)	(315)
Net cash provided by financing activities	235	1,676
Net (decrease) increase in cash and cash equivalents	(37,120)	2,880
Cash and cash equivalents at beginning of period	43,459	44,396
Cash and cash equivalents at end of period	$6,339	$47,276

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$886	$1,771
Long-term receivable from Monsanto for guaranteed termination fee	$600	$600
Accrued minority interest distribution	$250	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 28, 2010 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Commodity Trading business.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries. Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities at February 28, 2010 and May 31, 2009 was $4.9 million and $2.1 million, respectively. The Company classifies all debt securities with readily determined market values as “available for sale”. The contractual maturities of the Company's marketable securities that are due in less than one year represent $36.2 million of its marketable securities and those due in one to two years represent the remaining $27.1 million of the Company’s marketable securities as of February 28, 2010. These investments are classified as marketable securities on the consolidated balance sheet as of February 28, 2010 and May 31, 2009 and are carried at fair market value. Unrealized gains and losses are reported as a component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and nine months ended February 28, 2010 and March 1, 2009. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables and grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of February 28, 2010.

Investment in Non-Public Company

Landec’s investment of $1.8 million in a non-public company is carried at cost and adjusted for impairment losses, if any. Since there is no readily available market value information, Landec periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of the non-public company. The non-public company is currently in late-stage discussions with one party to license or sell the rights to certain proprietary assets. The non-public company's goal is to consummate a deal in mid calendar year 2010. Landec has evaluated its cost method investment for impairment utilizing a discounted cash flow analysis of the preliminary terms. Based on the expectation that the rights to certain proprietary assets of the non-public company will be licensed or sold to a third party, Landec has determined that it is more likely than not there is no impairment of its investment as of February 28, 2010. However, if the currently proposed or similar transaction does not close, Landec will need to re-evaluate impairment, with maximum exposure equal to the cost of its investment.

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

Fair Value Measurements

In September 2006, the FASB issued new guidance with respect to defining, measuring and disclosing fair value measurements.  The new guidance does not require new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of information.  The new guidance is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal years for items within the scope of the new guidance.  The Company adopted the new guidance on May 26, 2008 for financial assets and financial liabilities and it did not have any impact on the Company’s results of operations or financial position for the three and nine months ended February 28, 2010.  The Company adopted the new guidance for non-financial assets and liabilities on June 1, 2009.  Adoption of the new guidance for non-financial assets and liabilities did not have a material impact on the Company’s results of operations or financial position.

Noncontrolling Interests

In December 2007, the FASB issued new guidance with respect to noncontrolling interests in consolidated financial statements. The new guidance requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of the new guidance are to be applied prospectively. The Company adopted the new guidance on June 1, 2009 and such adoption did not have a material impact on the Company’s results of operations or financial position for the three and nine months ended February 28, 2010, however, as required, presentation of noncontrolling interests has been conformed to the requirements of the new guidance for all periods presented.

Collaborative Arrangements

In December 2007, the FASB issued new guidance concerning the accounting for collaborative arrangements (which does not establish a legal entity within such arrangement). The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements based upon their role as either principal or agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative guidance; analogy to such guidance if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The Company adopted the new guidance on June 1, 2009, the adoption of which did not have any impact on the Company’s results of operations or financial position for the three and nine months ended February 28, 2010.

Fair Value Disclosures in Interim Reports

In April 2009, the FASB issued new guidance that requires disclosures about fair value of financial instruments at interim reporting periods.  The new guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance on June 1, 2009, the adoption of which did not have any impact on the Company’s results of operations or financial position for the three and nine months ended February 28, 2010.

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

Business Combinations

In December 2007, the FASB issued new guidance which significantly changes the financial accounting and reporting for business combination transactions.  The new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of the new guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  The Company adopted the new guidance on June 1, 2009, the adoption of which did not have a significant impact on the Company’s results of operations or financial position for the three and nine months ended February 28, 2010, however, its provisions will impact future business combinations.

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

As of February 28, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

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

On December 1, 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (the “Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology. Under the terms of the Agreement, Monsanto is paying Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature-activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase Landec Ag at any time during the five year term of the Agreement.  Monsanto will also fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs, incurred during the five year agreement period.

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

For each of the three and nine months ended February 28, 2010 and March 1, 2009, Landec recognized $1.35 million and $4.05 million, respectively, in revenues from the Agreement.

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

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone.  In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock valued at $481,000.  The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences.   The $481,000 is included in other assets in the accompanying Consolidated Balance Sheet and was recorded as licensing revenue during fiscal year 2007 since Landec has no further obligations under this agreement.  During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of February 28, 2010 and May 31, 2009.

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”).  Landec agreed to provide research and development support to Air Products for three years with a mutual option for two additional years.  The license fees were recognized as license revenue over a three year period beginning March 2006.  In addition, in accordance with the agreement, Landec receives 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita, which terminates in December 2011 (Chiquita has a five year renewal option), requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified by Chiquita in November 2009 that it wanted to maintain its exclusive license for calendar year 2010 and thus agreed at that time to pay the minimum gross profit for calendar year 2010.

4.          Stock-Based Compensation

In the three and nine months ended February 28, 2010, the Company recognized stock-based compensation expense of $274,000 and $686,000 or $0.01 and $0.03 per basic and diluted share, respectively, which included $150,000 and $352,000 for restricted stock unit awards and $124,000 and $334,000 for stock option grants, respectively. In the three and nine months ended March 1, 2009, the Company recognized stock-based compensation expense of $176,000 and $650,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $71,000 and $226,000 for restricted stock unit awards and $105,000 and $424,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended February 28, 2010	Three Months Ended March 1, 2009	Nine Months Ended February 28, 2010	Nine Months Ended March 1, 2009
Research and development	$48,000	$42,000	$142,000	$126,000
Selling, general and administrative	$226,000	$134,000	$544,000	$524,000
Total stock-based compensation expense	$274,000	$176,000	$686,000	$650,000

As of February 28, 2010, there was $1.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.2 years for stock options and 1.8 years for restricted stock unit awards.

During the nine months ended February 28, 2010, the Company granted options to purchase 47,500 shares of Common Stock and 27,852 restricted stock unit awards.

As of February 28, 2010, the Company has reserved 4.0 million shares of Common Stock for future issuance under its current and former stock plans.

5.           Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended February 28, 2010	Three Months Ended March 1, 2009	Nine Months Ended February 28, 2010	Nine Months Ended March 1, 2009
Numerator:
Net income	$1,734	$1,540	$5,452	$5,877

Denominator:
Weighted average shares for basic net income per share	26,361	26,190	26,357	26,175
Effect of dilutive securities:
Stock options and restricted stock units	284	374	287	588
Weighted average shares for diluted net income per share	26,645	26,564	26,644	26,763

Diluted net income per share	$0.07	$0.06	$0.20	$0.22

For the three months ended February 28, 2010 and March 1, 2009, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 28, 2010 and March 1, 2009, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 355,511 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6.            Income Taxes

The estimated annual effective tax rate for fiscal 2010 is currently expected to be approximately 37%. The provision for income taxes for the three and nine months ended February 28, 2010 was $1.1 million and $3.2 million, respectively.

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

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company did accrue an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 28, 2010 and May 31, 2009.

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

8.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 28, 2010	May 31, 2009
Raw material	$4,223	$3,721
Finished goods	2,365	2,108
Total	$6,588	$5,829

9.            Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons, including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of February 28, 2010 and May 31, 2009 and for the three and nine months ended February 28, 2010 and March 1, 2009.

Prior to the expiration of the leases in December 2009, Apio leased, for approximately $310,000 on an annual basis, agricultural land that is owned by the Apio Chairman.  Apio, in turn, subleased that land at cost to growers who were obligated to deliver product from that land to Apio for value added products.  There was generally no net statement of income impact to Apio as a result of these leasing activities but Apio created a guaranteed source of supply for the value added business.  Apio had loss exposure on the leasing activity to the extent that it was unable to sublease the land.  For the three and nine months ended February 28, 2010, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $10,000 and $150,000, respectively, which is equal to the amount the Company paid to lease that land for the periods.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and nine months ended February 28, 2010, the Company recognized revenues of $214,000 and $637,000, respectively, from the sale of products to Beachside Produce which are included in product sales in the accompanying financial statements.  Additionally, during the three and nine months ended February 28, 2010, the Company recognized services revenue of $721,000 and $2.8 million, respectively, from the cooling and distribution of products on behalf of Beachside Produce.  The related accounts receivable and services revenue from Beachside Produce are classified as related party in the accompanying financial statements as of February 28, 2010 and May 31, 2009.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.         Comprehensive Income

Comprehensive income consists of net income and other comprehensive income for which Landec includes changes in unrealized gains and losses on marketable securities.  Accumulated other comprehensive income is reported as a component of stockholders’ equity.  For the three and nine months ended February 28, 2010 comprehensive income from unrealized gains on marketable securities, net of income taxes, was $2,000 and $94,000, respectively.

11.         Stockholders’ Equity

During the three and nine months ended February 28, 2010, the Company issued 749 and 35,175 shares of Common Stock, respectively, upon the vesting of RSUs and upon the exercise of options under the Company’s equity plans.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights.  Awards under the Plan are evidenced by an agreement with the Plan participants and 1.9 million shares of the Company’s Common Stock (“Shares”) are available for award under the Plan.  Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares.  In addition, awards to non-employee directors are discretionary.  However, a non-employee director may not be granted awards covering in excess of 30,000 Shares in the aggregate during any fiscal year.

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

	Food Products Technology	Commodity Trading	Technology Licensing	Corporate	TOTAL
Three Months Ended February 28, 2010
Net sales	$48,045	$8,489	$1,599	$—	$58,133
International sales	$4,436	$8,444	$—	$—	$12,880
Gross profit	$5,865	$663	$1,599	$—	$8,127
Net income (loss)	$2,996	$195	$875	$(2,332)	$1,734
Depreciation and amortization	$797	$2	$45	$—	$844
Interest income	$62	$—	$—	$80	$142
Interest expense	$4	$—	$—	$—	$4
Income tax expense	$—	$—	$—	$1,072	$1,072

Three Months Ended March 1, 2009
Net sales	$44,522	$7,650	$1,739	$—	$53,911
International sales	$3,445	$7,613	$—	$—	$11,058
Gross profit	$5,203	$649	$1,739	$—	$7,591
Net income (loss)	$2,530	$197	$1,154	$(2,341)	$1,540
Depreciation and amortization	$733	$3	$43	$—	$779
Interest income	$78	$—	$—	$142	$220
Interest expense	$2	$—	$—	$—	$2
Income tax expense	$—	$—	$—	$1,115	$1,115

Nine Months Ended February 28, 2010
Net sales	$132,227	$43,264	$4,517	$—	$180,008
International sales	$11,443	$40,874	$—	$—	$52,317
Gross profit	$17,001	$2,896	$4,517	$—	$24,414
Net income (loss)	$8,379	$1,251	$2,513	$(6,691)	$5,452
Depreciation and amortization	$2,255	$6	$130	$—	$2,391
Interest income	$157	$—	$—	$539	$696
Interest expense	$8	$—	$—	$—	$8
Income tax expense	$—	$—	$—	$3,249	$3,249

Nine Months Ended March 1, 2009
Net sales	$126,307	$52,301	$5,093	$—	$183,701
International sales	$11,035	$47,207	$—	$—	$58,242
Gross profit	$17,194	$2,984	$5,093	$—	$25,271
Net income (loss)	$8,370	$1,346	$3,425	$(7,264)	$5,877
Depreciation and amortization	$2,251	$10	$133	$—	$2,394
Interest income	$350	$—	$—	$682	$1,032
Interest expense	$6	$—	$—	$—	$6
Income tax expense	$—	$—	$—	$4,089	$4,089

During the nine months ended February 28, 2010 and March 1, 2009, sales to the Company’s top five customers accounted for 48% and 46%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 20% for the each of the nine months ended February 28, 2010 and March 1, 2009.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.         Subsequent Events

The Company evaluated subsequent events in accordance with new accounting guidance through the financial statements filing date of April 5, 2010.

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

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and, in particular the factors described below in Part II-Item 1A of this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio introduced 13 new products.

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

Monsanto announced last year that it formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.  During fiscal year 2010, we focused on validating the use of Landec’s coating technology for these applications.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/28/10	Three months ended 3/1/09	Change	Nine months ended 2/28/10	Nine months ended 3/1/09	Change
Apio Value Added	$47,481	$43,936	8%	$130,505	$124,252	5%
Apio Packaging	564	586	(4)%	1,721	2,055	(16)%
Technology Subtotal	48,045	44,522	8%	132,226	126,307	5%
Apio Trading	8,489	7,650	11%	43,265	52,301	(17)%
Total Apio	56,534	52,172	8%	175,491	178,608	(2)%
Tech. Licensing	1,599	1,739	(8)%	4,517	5,093	(11)%
Total Revenues	$58,133	$53,911	8%	$180,008	$183,701	(2)%

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

The increase in Apio’s value-added revenues for the three and nine months ended February 28, 2010 compared to the same periods last year was primarily due to an increase in value-added sales volumes of 16% and 15%, respectively, partially offset by a shift in sales mix to more lower priced bag sales volumes from higher priced tray sales volumes this year compared to the same periods last year and an increase in promotional activities compared to last year.  In addition, the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three and nine months ended February 28, 2010 compared to the same periods last year was primarily due to the reduction in contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Apio Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically to Wal-Mart.  The export portion of trading revenues for the three and nine months ended February 28, 2010 was $8.4 million and $40.9 million, or 99% and 94%, respectively, of total trading revenues.

 The increase in revenues in Apio’s trading business for the three months ended February 28, 2010 compared to the same period last year was primarily due to an increase in per unit pricing as a result of exporting a greater volume of higher priced produce products compared to the same period last year.  The decrease in revenues in Apio’s trading business for the nine months ended February 28, 2010 compared to the same period last year was primarily due to a 14% decrease in export sales volumes as a result of a decreased supply of produce to export, primarily fruit, and a $2.7 million decrease in domestic commodity sales for the nine months ended February 28, 2010 to Wal-Mart due to the planned exiting of most of our domestic buy/sell business with Wal-Mart.  In addition, the first quarter of fiscal year 2009 included 14 weeks of revenue compared to 13 weeks during the first quarter of fiscal year 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three and nine months ended February 28, 2010 compared to the same periods of the prior year was primarily due to the completion of the license fee payments from Air Products in fiscal year 2009.

Gross Profit (in thousands):

	Three months ended 2/28/10	Three months ended 3/1/09	Change	Nine months ended 2/28/10	Nine months ended 3/1/09	Change
Apio Value Added	$5,385	$4,622	17%	$15,500	$15,287	1%
Apio Packaging	480	581	(17)%	1,501	1,907	(21)%
Technology Subtotal	5,865	5,203	13%	17,001	17,194	(1)%
Apio Trading	663	649	2%	2,896	2,984	(3)%
Total Apio	6,528	5,852	12%	19,897	20,178	(1)%
Tech. Licensing	1,599	1,739	(8)%	4,517	5,093	(11)%
Total Gross Profit	$8,127	$7,591	7%	$24,414	$25,271	(3)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and nine months ended February 28, 2010, compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added specialty packaging vegetable business for the three and nine months ended February 28, 2010 compared to the same periods last year was primarily due to the gross profit realized from the increase in revenues for those periods of 8% and 5%, respectively.  In addition, for the three months ended February 28, 2010 there was improved operational performance compared to the same period last year.  For the nine months ended February 28, 2010 the gross profit from increased sales was partially offset by increased costs for produce and an increase in promotional activities compared to the same period last year.  Also partially offsetting the gross profit on increased revenues for the nine month period there was an extra week in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2010.

Apio Packaging

The decrease in gross profit for Apio Packaging for the three and nine months ended February 28, 2010 compared to the same periods last year was primarily due to the reduction of contractual minimum payments received from Chiquita under the amended Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a historical commission-based margin in the 5% to 6% range.  The increase in Apio trading gross profit for the three months ended February 28, 2010 compared to the same period last year was due to a 11% increase in revenues partially offset by higher cost for exported produce products.  The decrease in Apio trading gross profit for nine months ended February 28, 2010 compared to the same periods last year was due to a 17% decrease in revenues which was almost completely offset by a mix change during the first six months of fiscal year 2010 to higher margin export produce products.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and nine months ended February 28, 2010 compared to the same period of the prior year was primarily due to the completion of the license fee payments from Air Products in fiscal year 2009.

Operating Expenses (in thousands):

	Three months ended 2/28/10	Three months ended 3/1/09	Change	Nine months ended 2/28/10	Nine months ended 3/1/09	Change
Research and Development:
Apio	$275	$306	(10)%	$876	$980	(11)%
Tech. Licensing	724	585	24%	2,004	1,667	20%
Total R&D	$999	$891	12%	$2,880	$2,647	9%

Selling, General and Administrative:
Apio	$3,047	$2,785	9%	$9,159	$9,422	(3)%
Corporate	1,339	1,368	(2)%	3,979	3,856	3%
Total S,G&A	$4,386	$4,153	6%	$13,138	$13,278	(1)%

Research and Development

Landec’s research and development expenses consist primarily of expenses incurred in the development and process scale-up initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the Technology Licensing business, the research and development efforts are focused on the Company’s proprietary Intellicoat coatings for seeds, primarily corn seed and on uses for our proprietary Intelimer polymers outside of food and agriculture.

The increase in research and development expenses for the three and nine months ended February 28, 2010 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The change in selling, general and administrative expenses for the three and nine months ended February 28, 2010 compared to the same periods last year was not significant.

Other (in thousands):

	Three months ended 2/28/10	Three months ended 3/1/09	Change	Nine months ended 2/28/10	Nine months ended 3/1/09	Change
Interest Income	$142	$220	(35)%	$696	$1,032	(33)%
Interest Expense	$(4)	$(2)	100%	$(8)	$(6)	33%
Income Taxes	$(1,072)	$(1,115)	(4)%	$(3,249)	$(4,089)	(21)%
Noncontrolling Interest	$(74)	$(110)	(33)%	$(383)	$(406)	(6)%

Interest Income

The decrease in interest income for the three and nine months ended February 28, 2010 compared to the same periods last year was primarily due to lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three and nine months ended February 28, 2010 compared to the same periods last year was not significant.

Income Taxes

The increase in the income tax expense during the three months ended February 28, 2010 compared to the same periods last year was not significant.  The decrease in the income tax expense for the nine months ended February 28, 2010 is due to a 12% decrease in net income before taxes compared to the same periods last year and a decrease in the Company’s effective tax rate due to changes in state apportionment, after taking into account the expense for noncontrolling interest, to 37% for the first nine months of fiscal year 2010 compared to 41% for the nine months ended March 1, 2009.

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the noncontrolling interest for the three and six months ended February 28, 2010 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 28, 2010, the Company had cash and cash equivalents of $6.3 million, a net decrease of $37.2 million from $43.5 million at May 31, 2009.

Cash Flow from Operating Activities

Landec generated $7.1 million of cash flow from operating activities during the nine months ended February 28, 2010 compared to generating $6.3 million of cash flow from operating activities for the nine months ended March 1, 2009. The primary sources of cash from operating activities during the nine months ended February 28, 2010 were from generating $5.5 million of net income and non-cash related net expenses of $3.8 million, partially offset by a net decrease of $2.2 million in working capital.  The primary changes in working capital were (a) a $1.2 million decrease in accounts receivable due to the timing of collections, (b) a $1.1 million increase in prepaid expenses and other current assets due to the prepayment of product and insurance, (c) a $1.2 million decrease in accounts payable resulting from the timing of payments, and (e) a $802,000 decrease in deferred revenue primarily due to recognizing $4.05 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first nine months of fiscal year 2010 partially offset by the receipt of $2.6 million from Monsanto in February 2010.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 28, 2010 was $44.4 million compared to $5.1 million for the same period last year.  The primary uses of cash in investing activities during the first nine months of fiscal year 2010 were for the purchase of $3.7 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and from the net purchase of $40.7 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended February 28, 2010 was $235,000 compared to $1.7 million for the same period last year.  The primary source of cash from financing activities during the first nine months of fiscal year 2010 was the tax benefit from stock-based compensation of $886,000, partially offset by payments to minority interest holders in Apio Cooling and taxes paid by the Company for stock swaps.

Capital Expenditures

During the nine months ended February 28, 2010, Landec completed the first phase of a 40,000 square foot expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility.  These expenditures represented the majority of the $3.7 million of capital expenditures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For the nine months ended February 28, 2010, approximately 29% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During the nine months ended February 28, 2010, sales to our top five customers accounted for approximately 48% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 20% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past. We do not have long-term purchase agreements with any of our customers.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility are sole sourced to its customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Date:      April 5, 2010