Form 10-K
period 2010-05-30
LANDEC CORP \CA\
filed 2010-08-13
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 30, 2010, or

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

Yes  ☐ No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $157,244,000 as of November 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date.  Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 20, 2010, there were 26,507,778 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2010 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) Hyaluronan (“HA”) biopolymers.  The Company’s proprietary polymer technologies are the foundation, and a key differentiating advantage, upon which Landec has built its business.

After the acquisition of Lifecore Biomedical, Inc. (“Lifecore”) on April 30, 2010, Landec now has four core businesses – Food Products Technology, Commodity Trading, Hyaluronan-based Biomaterials and Technology Licensing, each of which is described below.  Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2008, 2009 and 2010 is summarized in Note 14 to the Consolidated Financial Statements.

Our wholly-owned subsidiary, Apio, operates our Food Products Technology business, combining Landec’s proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor.  In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging into bags and trays that incorporate Landec’s BreatheWay® membrane technology.  The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain.  Apio also licenses the BreatheWay technology to Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and avocados and to Windset Farms for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Commodity Trading business, which combines Apio’s export company, Cal Ex Trading Company (“Cal-Ex”), with Apio’s domestic buy-sell commodity business.  The Commodity Trading business purchases and sells whole fruit and vegetable products to predominantly Asian markets.

Our newly acquired wholly-owned subsidiary, Lifecore, operates our Hyaluronan-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  Lifecore’s products are primarily sold to three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its proprietary fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and its proprietary aseptic filling capabilities to deliver HA finished goods to its customers.  Lifecore also manufactures and sells its own HA-based finished goods.  Lifecore is known in the medical segments as the premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small marketing or sales capability.

Landec’s Technology Licensing business develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, temperature indicators, controlled release systems, drug delivery, pressure sensitive adhesives and personal care products.  These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues.  For example, Monsanto Company (“Monsanto”) has an exclusive license to our Intellicoat® seed coating technology for specific seed treatment applications, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008.  Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

Landec has two polymer technology platforms.  The first platform is its proprietary Intelimer polymer.  The Intelimer polymer is a crystalline, hydrophobic polymer that has very unique characteristics and benefits.  The first unique feature of this polymer system is the way that it uses a temperature switch to control and modulate properties such as viscosity, permeability and adhesion when varying the materials’ temperature above and below the temperature switch.  The sharp temperature switch is adjustable between 0-100°C.  A second unique feature of the Intelimer polymer materials is its unique controlled release properties.  The polymer is able to deliver active ingredients with low or no burst, with a sustained release over periods of time.  Finally, Intelimer polymers can be designed to contain up to 80% renewable materials from components of natural raw materials such as rapeseed oil, palm oil or coconut oil, and can be supplied in biocompatible and bioerodible forms.

With the acquisition of Lifecore on April 30, 2010, Landec added its second proprietary polymer technology platform.   Hyaluronan is a non-crystalline, hydrophilic polymer that exists naturally within the human body, especially within the aqueous humor of the eye, synovial fluid, skin and umbilical cord.  The visco-elastic properties and water solubility of HA make it ideal for medicinal applications where lubricity and protection are critical.  HA can be produced in two ways, either through bacterial fermentation or through extraction from rooster combs.  Lifecore produces HA only from fermentation, using an extremely efficient microbial fermentation process and a highly effective purification operation.

A) Intelimer Polymers

Our patented proprietary Intelimer polymers differ from other polymers in that they can be customized to abruptly change their physical characteristics when heated or cooled through a pre-set temperature switch.  For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state.  These abrupt changes can be irreversible or repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

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

Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials.  The abrupt thermal transitions of specific Intelimer materials are achieved through the controlled use of hydrocarbon side chains that are attached to a polymer backbone.  Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure.  When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state.  Because this transformation involves a physical and not a chemical change, this process is irreversible or repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0°C to 100°C by varying the average length of the side chains.  The reversible transitions between crystalline and amorphous states are illustrated in Figure 2 below.

This chemical structure provides an additional benefit.  Spatially distinct regions of the Intelimer polymer confer different physical properties on the material.  Each part can be tuned independently to meet the needs of a given application.  For example, switching temperature (which arises from one part of the chain) can be adjusted independently of adhesive properties (which arise from another part of the chain).  In addition to temperature, the pH and other environmental parameters can be used as the “switch” to trigger a significant change in physical properties.  Also, side chain crystallizable polymers when mixed with any active material, for example a therapeutic drug, can control the release of the active materials by the crystalline structure of the Intelimer polymer while in the crystalline state. In this manner therapeutic drugs can be delivered over a sustained and long period of time. Or, a fragrance can be emitted steadily over a long period of time from a crystalline Intelimer polymer.

Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950's.  These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective and, to the Company's knowledge, no significant commercial applications were pursued.  In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as catalysts and pesticides.  After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers.  After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in mid 1990’s.

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

B) Hyaluronan Biopolymers

Hyaluronan, a naturally occurring polysaccharide, is a component of many tissues in the body and of physiological fluids that lubricate or otherwise protect the body’s soft tissues. Due to its widespread presence in tissues, its critical role in normal physiology and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications.  Lifecore produces hyaluronan through a proprietary fermentation process.

Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery.  In this application, it is used for maintaining the shape of the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses.  The first ophthalmic hyaluronan product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981.  Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as Lifecore’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world.  Lifecore’s hyaluronan is also used as an orthopedic carrier vehicle for allogeneic freeze-dried demineralized bone as the active component of devices to treat the symptoms of osteoarthritis, and as a formulation component to provide increased lubricity to medical devices.  The Company’s hyaluronan has also been utilized in veterinary drug applications to treat traumatic arthritis.

Trademarks/Trade names

Intelimer®, Landec®, Apio®, Eat Smart®, BreatheWay®, Intellicoat®, Early Plant®, Pollinator Plus®, Relay® Cropping, Lifecore®, Revitalure™, LUROCOAT® and Ortholure™ are trademarks or registered trademarks and trade names of the Company in the United States and other countries.  This Annual Report on Form 10-K also refers to the trademarks of other companies.

Description of Core Business

Landec participates in four core business segments:  Apio, Inc. with the Food Products Technology and Commodity Trading businesses, Lifecore Biomedical, LLC, with Hyaluronan-based Biomaterials business and Landec’s Technology Licensing business.

A)  Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the produce industry.  Landec’s proprietary BreatheWay packaging technology is used to package fresh-cut or whole produce, the result is a convenient, ready-to-eat finished product that achieves increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  These products are referred to as “value-added” products.  In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio utilizes a state-of-the-art fresh-cut processing facility and year-round access to quality vegetable sourcing to produce products which Apio distributes to top U.S. retail grocery chains, major club stores and foodservice customers.  The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

The Technology: BreatheWay Membranes

Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and, therefore, are limited in their ability to be distributed broadly to markets.  The Company’s proprietary BreatheWay packaging technology extends the shelf life and quality of fresh-cut and whole produce.

Fresh-cut produce is cut, washed, and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce.  The total U.S. fresh produce market is estimated to be $100 billion to $120 billion.  Of this, U.S. retail sales of fresh-cut produce is estimated to comprise 10% of the fresh produce market.  The Company believes that the growth of this market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, and safety delivered to the point of sale.

Although fresh-cut produce companies have had success in the salad market, the industry has been slower to diversify into other fresh-cut vegetables or fruits due primarily to limitations in film and plastic tray materials used to package these products.  After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide.  Too much or too little oxygen can result in premature spoilage and decay. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged.  Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruit, has low respiration requirements.

The respiration rate of produce varies from vegetable to vegetable and from fruit to fruit.  To achieve optimal product performance, each unique fruit or vegetable requires its own unique package atmosphere conditions.  The challenge facing the industry is to develop packaging that meets the highly variable needs that each product requires in order to achieve value creating performance. The Company believes that its BreatheWay packaging technology possesses all of the critical functionalities required to serve this diverse market.  In creating a product package, a BreatheWay membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray.  This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package.  These membranes are designed to provide three principal benefits:

High Permeability.  Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 times the rate of conventional packaging films.  The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce in many package sizes and configurations.

Ability to Adjust Oxygen and Carbon Dioxide Permeability. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 and selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce.  Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability resulting in sub-optimal package atmosphere conditions for many produce products.

Temperature Responsiveness.  Landec has developed breathable membranes that can be designed to increase or decrease permeability in response to environmental temperature changes.  The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures but is also reversible, and returns to its original state as temperatures decline.  As the respiration rate of fresh produce also increases with temperature, the BreatheWay membrane’s temperature responsiveness allows packages to compensate for the change in produce respiration by automatically adjusting gas permeation rates.  By doing so, detrimental package atmosphere conditions are avoided and improved quality is maintained through the distribution chain.

Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience and nutrition of fresh-cut produce.  This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities.  The Company believes that in the future its BreatheWay packaging technology will be useful for packaging a diverse variety of fresh-cut and whole produce products.  Potential opportunities for using Landec’s technology outside of the produce market exist in cut flowers and in other respiring products.

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

The Business: Food Products Technology

Our Food Products Technology business, operated through our Apio subsidiary, had revenues of approximately $175 million for the fiscal year ended May 30, 2010, $168 million for the fiscal year ended May 31, 2009 and $171 million for the fiscal year ended May 25, 2008.

Based in Guadalupe, California, Apio’s primary business is packaged fresh-cut and whole value-added products packaged in our proprietary BreatheWay packaging.  The fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and foodservice suppliers.  During the fiscal year ended May 30, 2010, Apio shipped nearly seventeen million cartons of produce to leading supermarket retailers, wholesalers, food service suppliers and club stores throughout North America, primarily in the United States.

There are four major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce.  It is focused on selling products under its Eat Smart brand and other brands for its fresh-cut and whole value-added products.  As retail grocery and club store chains consolidate, Apio is well positioned as a single source of a broad range of products.

Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers from many locations for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 136,000 square foot value-added processing plant, recently expanded from 96,000 square feet, is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology.  Apio’s primary strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions, the Santa Maria Valley, and use packaging technology that allows for the nationwide delivery of fresh produce products.

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 19 new products.

Apio established its Apio Packaging division in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit. The Company’s specialty packaging for case liner products extends the shelf life of certain produce commodities up to 50%.  This shelf life extension can enable the utilization of alternative distribution strategies to gain efficiencies or reach new markets while maintaining product quality to the end customer.

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

The initial market focus for the BreatheWay banana packaging technology using Chiquita bananas has been commercial outlets that normally do not sell bananas because of their short shelf-life – outlets such as mini marts, convenience stores and coffee chain outlets.

In fiscal year 2008, the Company expanded the use of its BreatheWay technology to include avocados and mangos under an expanded licensing agreement with Chiquita.  Commercial sales of avocados packaged in Landec’s BreatheWay packaging into the food service industry began late in fiscal year 2008 and commercial retail sales began in fiscal 2010.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target varieties began in the Fall of 2008 and will take several years to develop.

In June 2010, Apio entered into an exclusive license agreement with Windset Farms for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes.

B) Commodity Trading Business

Commodity Trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically.  The Commodity Trading business is a buy/sell business that realizes a commission-based margin in the 5-7% range.

The Business: Commodity Trading

Commodity Trading had revenues of approximately $55 million for the fiscal year ended May 30, 2010, $60 million for the fiscal year ended May 31, 2009 and $60 million for the fiscal year ended May 25, 2008.

Apio is uniquely positioned to benefit from the growth in export sales to Asia and other parts of the world over the next decade with Cal-Ex.  Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

C) Hyaluronan-based Biomaterials Business

Our Hyaluronan-based Biomaterials business, operated through our Lifecore subsidiary which was acquired by Landec on April 30, 2010, had revenues of approximately $1.5 million for the one month included in the fiscal year ended May 30, 2010.

The Technology:  Hyaluronan-based Biomaterials

Lifecore intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications and to take advantage of non-hyaluronan device and drug opportunities which leverage our expertise in HA manufacture and syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

•           Establish strategic relationships with market leaders.  Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Lifecore through its strong reputation and history of providing premium HA products has been able to establish long-term relationships with the market leading companies such as Alcon and Abbott Medical Optics in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

•          Expand medical applications for hyaluronan.  Due to the growing knowledge of the unique characteristics of hyaluronan and the role it plays in normal physiology, Lifecore continues to identify and pursue further uses for hyaluronan in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

•          License hyaluronan technology from third parties.  Lifecore currently has no commercial products using cross-linking technology and as a result, Lifecore entered into a world-wide exclusive license and development agreement with the Cleveland Clinic Foundation to develop and commercialize hyaluronan-based products and related applications. The license is for patented hyaluronan-based cross-linking technology, CorgelTM Biohydrogel products,  that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields. Given the broad number of applications, Lifecore anticipates that it will sublicense the technology for certain applications while retaining manufacturing rights.

•          Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities.  Lifecore will continue to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

•          Maintain flexibility in product development and supply relationships.  Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying hyaluronan raw materials to manufacturing of aseptically-packaged, finished sterile products to developing and manufacturing its own proprietary products.

Hyaluronan Products

The following table summarizes the principal products of the Hyaluronan-based Biomaterials business, along with their applications, and the companies with which Lifecore has related strategic relationships:
PRODUCT	DESCRIPTION	MARKET	STATUS+
OPHTHALMIC
Viscoat® Intraocular Viscoelastic	Lifecore supplies hyaluronan powder for inclusion in Alcon’s Viscoat® Ophthalmic Viscoelastic.	Cataract surgery	Commercial sales since 1986
LUROCOAT Ophthalmic Viscoelastic	Lifecore supplies its private label product for marketing on a non-exclusive basis to multiple distribution partners.	Cataract surgery	Commercial sales since June 1997
ORTHOPEDIC
Hyaluronan Solution for DBX® Demineralized Bone Matrix	Lifecore supplies a sterile hyaluronan solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone.	Grafting material for restoration of bone defects	Commercial sales since 2000
Hyaluron HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for Novartis AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales since 2005
VETERINARY
HY-50®	Lifecore supplies a finished veterinary viscosupplement to Bexco Pharma, Inc. for use as an equine injectable.	Veterinary drug/device	Commercial sales since 1993

+             For all products listed above, government regulatory approvals were required before commercial sales could commence in the United States or elsewhere. See “Government Regulation.”  No assurance can be given that such products will be successfully approved in new markets.

Ophthalmic Applications

Cataract Surgery.  Currently, a primary commercial application for Lifecore’s hyaluronan is in cataract surgery.  Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue.  These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. Hyaluronan-based products are used in the majority of cataract surgeries in the world.

 Lifecore currently sells hyaluronan for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Viscoat Ophthalmic Viscoelastic.  Lifecore’s relationship with Alcon and its predecessors commenced in 1983.  Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements.  The current supply agreements are non-exclusive and encompass a term through December 2013.

Lifecore has developed its own viscoelastic solution, LUROCOAT Ophthalmic Viscoelastic.  The Company received CE marking for LUROCOAT Ophthalmic Viscoelastic in 1997, allowing LUROCOAT Ophthalmic Viscoelastic to be marketed and sold outside the United States.  Lifecore also has distribution agreements with multiple companies to supply its hyaluronan-based LUROCOAT Ophthalmic Viscoelastic under private label.

Lifecore signed an agreement with Abbott Medical Optics (“AMO”) to supply Lifecore’s hyaluronan-based viscoelastic under private label with sales commencing in 2004. The current supply agreement is non-exclusive and incorporates a term through May 2013 with renewal provisions.

Lifecore estimates that its hyaluronan has been used in over 40 million ophthalmic patients globally since 1983.

Orthopedic Applications

Lifecore supplies an aseptic hyaluronan solution to BioCon, Inc., the non-profit affiliate of MTF, which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX Demineralized Bone Matrix”.  This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels.  Lifecore has an exclusive supply agreement with MTF through December 2014.

Lifecore also supplies a private-labeled finished orthopedic viscosupplement for Novartis AG’s distribution network.

Veterinary Applications

Lifecore manufactures Bexco Pharma, Inc.’s HY-50 product, an aseptically packaged hyaluronan solution for use as a veterinary viscosupplement as an equine injectable drug, under an exclusive supply agreement through June 2015 with renewal provisions.

Lifecore estimates that its veterinary hyaluronan product has been used in over 700,000 equine procedures worldwide.

Product Development

Lifecore undertakes its own product development activities for hyaluronan-based applications, as well as on a contract basis with certain clients.  The majority of the projects are intended to demonstrate that Lifecore’s hyaluronan is suitable for a particular medical application.  Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity and molecular weight, as well as efficacy for a particular medical application in a clinical setting.

In addition, Lifecore has licensed a sodium hyaluronate cross-linking technology from Cleveland Clinic Foundation, the Corgel Biohydrogel technology.  The development activity with this technology will be conducted over several years and  is intended to demonstrate its efficacy in multiple medical applications.

There can be no assurance that products currently under development by Lifecore or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

D)  Technology Licensing Business

Seeds Business – Intellicoat Seed Coatings and Landec Ag

Our Technology Licensing Business includes our seed coating subsidiary Landec Ag LLC (“Landec Ag”) which had revenues of $6.1 million for the fiscal year ended May 30, 2010 and $5.4 million for each of the fiscal years ended May 31, 2009 and May 25, 2008.

Following the sale of Fielder’s Choice Direct (“FCD”), Landec Ag’s strategy has been to work closely with Monsanto to further develop our patented, functional polymer coating technology for sale and/or licensing to the seed industry.  In accordance with its License, Supply and R&D agreement with Monsanto, Landec Ag is currently focused on commercializing products for the soybean and seed corn market and plans to broaden the technology to other seed crop applications.

The Technology: Intellicoat Seed Coatings

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  There are approximately 650,000 acres of seed production in the United States and in 2010 Pollinator Plus was used by 10 seed companies on approximately 18% of the seed corn production acres in the U.S.

Monsanto announced in 2008 that it had formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.  During Fiscal year 2010 we amended our agreement with Monsanto and as a result our development activities are focused on a specific technology of interest to Monsanto.  During fiscal year 2010, we have focused on validating the use of Landec’s coating technology for these applications.

Sale of FCD

Landec received $50 million in cash paid at the close for its sale of FCD in December 2006.  During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million.  The income that was recorded was equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses.  In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, is being allocated to the technology license agreement described below and is being recognized as revenue ratably over the five year term of the technology license agreement or $2 million per year beginning December 2006.  The fair value of FCD was determined by management.

In December 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continues to have an exclusive license to use Landec’s Intellicoat polymer technology for specific seed treatment applications.  Over the remaining two-year term of the amended Monsanto Agreement, Monsanto will investigate uses of Landec’s Intellicoat technology in a variety of seed categories in the field exclusively licensed to Monsanto.

Along with regaining the use of the Intellicoat technology outside of the specific applications licensed to Monsanto under the amended Monsanto Agreement, Landec has assumed responsibility for Landec Ag’s operating expenses and realizes all the revenues and profits from the sales of existing and new Intellicoat seed coating products.

For each of the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008, Landec recognized $5.4 million in revenues and income from the Agreement.

The Monsanto Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the Monsanto Agreement or $10 million if Monsanto elects to purchase the rights to the exclusive field.  If the purchase option is exercised before December 2011, or if Monsanto elects to terminate the Monsanto Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase or termination.    If Monsanto does not exercise its purchase option by December 2011 Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec.  Accordingly, we will receive aggregate minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in aggregate maximum payments if Monsanto elects to purchase the rights to the exclusive field.  The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012.  The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option.  The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the rights to the exclusive field, a gain or loss on the sale will be recognized at the time of purchase.  If Monsanto exercises its purchase option, we expect to enter into a new long-term supply agreement with Monsanto pursuant to which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

Non-Seed Business

We believe our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our other segments.  For example, our core patented technology, Intelimer materials, can be used to trigger release of catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.  However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

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

Intelimer Latent Catalyst Polymer Systems

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care.  The Company's partner, Air Products, is currently shipping products to L’Oreal, Mentholatum and other companies for use in lotions and creams.  The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights.

Intelimer Drug Delivery Polymers

Landec has been developing both biodegradable and non-biodegradable polymers for use in drug delivery applications targeting the use of its highly crystalline polymers and the tunable physical properties to minimize or eliminate burst, extend drug release profiles and deliver novel valuable properties to the pharma industry.

Sales and Marketing

Each of the Company’s core businesses is supported by dedicated sales and marketing resources.  The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.  During fiscal years 2010, 2009 and 2008, sales to the Company’s top five customers accounted for approximately 48%, 46% and 47%, respectively, of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 20%, 21% and 20%, respectively, of the Company’s revenues.

Apio

Apio has 22 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Commodity Trading business.

Seasonality

The Company’s sales are moderately seasonal.  Prior to the sale of FCD, Landec Ag revenues and profits were concentrated over a few months during the spring planting season (generally during the Company’s third and fourth fiscal quarters).  In addition, the Food Products Technology business can be heavily affected by seasonal weather factors which have impacted quarterly results, such as high cost of sourcing product due to a shortage of essential value-added produce items. The Commodity Trading business also typically recognized a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half.  Lifecore’s business is not materially affected by seasonality.

Manufacturing and Processing

Food Products Technology Business

The manufacturing process for the Company's proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion.  A third party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging system.  Select outside contractors currently manufacture the breathable membranes and Landec has transitioned virtually all of the label package conversion to Apio’s Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.

Apio processes virtually all of its fresh-cut value-added products in its state-of-the-art processing facility located in Guadalupe, California.  Cooling of produce is done through third parties and Apio Cooling LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

Hyaluronan-based Biomaterials Business

The commercial production of hyaluronan by Lifecore requires fermentation, separation and purification capabilities.  Products are supplied in a variety of bulk and single dose configurations.

Lifecore produces its hyaluronan through a proprietary fermentation process. Until the introduction of Lifecore’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through a process of extraction from rooster combs.  Lifecore believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

Lifecore’s 112,000 square foot facility in Chaska, Minnesota is primarily used for the proprietary hyaluronan manufacturing process, formulation and aseptic syringe and bulk filling.  The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

Lifecore provides versatility in the manufacturing of various types of finished products. Currently, it supplies several different forms of hyaluronan in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages.  Lifecore continues to conduct development work designed to improve production efficiencies and expand its capabilities to achieve a wider range of hyaluronan product specifications in order to address the broadening opportunities for using hyaluronan in medical applications.

The Company’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacture of both device and pharmaceutical products.  The FDA periodically inspects the Company’s manufacturing systems and requires conformance to the FDA’s Quality Systems Regulations (“QSR”).  In addition, Lifecore’s corporate partners conduct intensive quality audits of the facility.  Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  The Company maintains a Quality System which assures conformance to all applicable current standards (21 CFR820, 21 CFR210-211, ISO 13485:2003, 93/42/EEC, and Canadian Medical Device Regulation:1998).  These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of Lifecore’s products in the European Union.

Lifecore purchases raw materials for its production of hyaluronan-based products from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies.

Technology Licensing Business

Landec performs its batch seed coating operations in a leased facility in Oxford, Indiana.  This facility is being used to coat other seed companies’ inbred seed corn with the Company’s Pollinator Plus seed corn coatings.

Landec has a pilot manufacturing facility in Indiana to support process development, scale-up and commercialization of the Company’s seed coating programs.  This facility utilizes a continuous coating process that has increased seed coating capabilities by over tenfold compared to the previous system using batch coaters.

General

Several of the raw materials used in manufacturing certain of the Company’s products are currently purchased from a single source.  Upon manufacturing scale-up of seed coating operations, the Company may enter into alternative supply arrangements.  Although to date the Company has not experienced difficulty acquiring materials for the manufacture of its products, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials at similar prices and terms within a reasonable time.  Any such interruption of supply could have a material adverse effect on the Company’s ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company’s business, operating results and financial condition.

Research and Development

Landec is focusing its research and development resources on both existing and new applications of its polymer technologies.  Expenditures for research and development for the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008 were $4.4 million, $3.7 million and $3.3 million, respectively.  Research and development expenditures funded by corporate or governmental partners were $0 for the fiscal year ended May 30, 2010, $152,000 for the fiscal year ended May 31, 2009 and $418,000 for the fiscal year ended May 25, 2008.  The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities.  The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services.  As of May 30, 2010, Landec had 49 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

Competition

The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food processors, packaging companies, agricultural companies, medical and pharmaceutical companies is intense. In addition, the nature of the Company's collaborative arrangements and its technology licensing business may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 37 U.S. patents issued of which 27 remain active as of May 30, 2010 with expiration dates ranging from 2010 to 2023.  The Company's issued and pending patents include claims relating to compositions, devices and use of a class of temperature sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents.  Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the marketing of certain of the Company’s products and in the Company’s ongoing research and development activities.  Some of the Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices and which, in some cases, requires Pre-Market Approval (“PMA”), and by foreign countries, which regulate some of the products as medical devices or drugs.  Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates the clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.

Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“pre-Amendment devices”) into one of three classes - Class I, II or III.  This classification is based on the controls necessary to reasonably assure the safety and effectiveness of medical devices.  Class I devices are those whose safety and effectiveness can reasonably be assured through general controls, such as establishment registration and labeling, and adherence to FDA-mandated current QSR requirements for devices.  Most Class I devices are exempt from FDA premarket review, but some require premarket notification (“510(k) Notification”).  Class II devices are those whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines.  Class III devices are devices that require a PMA from the FDA to assure their safety and effectiveness.  A PMA ordinarily must contain data from a multi-center clinical study demonstrating the device’s safety and effectiveness for the intended use and patient population.  Class III devices are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification.  A pre-Amendment Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

The FDA requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification.  If clinical data are necessary, the company that sponsors the study must follow the FDA’s Investigational Device Exemption (“IDE”) regulations governing the conduct of human studies.  The FDA’s regulations require institutional review board approval of the study and the informed consent of the study subjects.  In addition, for a “significant risk” device, the FDA must approve an IDE application before the study can begin. Non-significant risk devices do not require FDA approval of an IDE application, and are conducted under the “abbreviated IDE” requirements.  Once in effect, an IDE or abbreviated IDE permits evaluation of devices under controlled clinical conditions.  After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification.  The PMA may be approved or the 510(k) Notification may be cleared by the FDA only after a review process that may include FDA requests for additional data, sometimes requiring further studies.

If a manufacturer or distributor of medical devices can establish to the FDA’s satisfaction through a 510(k) Notification that a new device is substantially equivalent to what is called a “predicate device,” i.e., a legally marketed Class I or Class II medical device or a legally marketed pre-Amendment Class III device for which the FDA has not required a PMA, the manufacturer or distributor may market the new device.  In the 510(k) Notification, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including data from clinical studies, showing that the new device is as safe and effective for its intended use as the predicate device.

Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until the FDA issues a “substantial equivalence” determination finding the new device to be substantially equivalent to a predicate device.  The FDA has a 90 day period in which to respond to a 510(k) Notification; (30 days for a Special 510(k)).  Depending on the specific submission and subsequent agency information requests, the 510(k) Notification process can take significantly longer to complete.  The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States.  The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence.  Although the PMA process is significantly more complex, time-consuming and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.  Modifications to a device that is marketed under a 510(k) Notification might require submission of a new 510(k) prior to their implementation, although some modifications can be made through a “note to file” procedure described in FDA guidance.

For devices that cannot be found “substantially equivalent” to a predicate device, the manufacturer must submit a PMA application, petition for reclassification, or submit a PMA application via the de novo process.  A PMA must contain information on the materials and manufacturing process for the device, results of preclinical testing, clinical data, and labeling for the device.  The FDA has 180 days to review a PMA application, but may request additional information, which could include additional studies.  The FDA might refer a PMA to an advisory committee of outside experts to review and make recommendation on whether a device should be approved.  After considering the data in the PMA application and the recommendations of an advisory committee, the FDA can approve the device, approve the device with conditions or refuse approval.  Devices approved by the FDA are subject to periodic reporting requirements, and may be subject to restrictions on sale, distribution or use.

Hyaluronan products are generally Class III devices.  In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval.  Export of the Company’s hyaluronan products generally requires approval of the importing country and compliance with the export provisions of the FDC Act.

Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device and on the quality control procedures, such as the FDA’s device QSR regulations.  Manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements.  Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation.  For PMA devices, the Company is required to submit an annual report and to obtain approval of a PMA supplement for modifications to the device or its labeling.  Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA also requires reporting regarding notices of correction and the removal of a medical device.

If the Company is not in compliance with FDA requirements, the FDA or the federal government can order a recall, detain the Company’s devices, refuse to grant 510(k) Notification clearances or PMA approvals, withdraw or limit product approvals, institute proceedings to seize the Company’s devices, seek injunctions to control or prohibit marketing and sales of the Company’s devices, assess civil money penalties and impose criminal sanctions against the Company, its officers or its employees.

There can be no assurance that any of the Company’s clinical studies will show safety or effectiveness; that 510(k) Notifications or PMA applications or supplemental applications will be submitted or, if submitted, accepted for filing; that any of the Company’s products that require clearance of a 510(k) Notification or approval of a PMA application or PMA supplement will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

Product Liability

Product liability claims may be asserted with respect to the Company’s products.  The Company maintains product liability insurance coverage in amounts the Company deems to be adequate  There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

Employees

As of May 30, 2010, Landec had 229 full-time employees, of whom 158 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 71 were dedicated to sales, marketing and administrative activities.  Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.  None of Landec's employees is represented by a union, and Landec believes its relationship with its employees is good.

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

The Global Economy is Currently Undergoing a Period of Slowdown and Unprecedented Volatility, Which May Have an Adverse Effect on Our Business

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future.  Historically, Landec Ag has been the primary source of these fluctuations, as its revenues and profits were concentrated over a few months during the spring planting season (generally during our third and fourth fiscal quarters).  In addition, Apio can be heavily affected by seasonal and weather factors which have impacted quarterly results due to a shortage of essential value-added produce items.  Our earnings may also fluctuate based on our ability to collect accounts receivables from customers and note receivables from growers and on price fluctuations in the fresh vegetables and fruits markets.  Other factors that affect our operations include:
the seasonality of our supplies,

our ability to process produce during critical harvest periods,

the timing and effects of ripening,

the degree of perishability,

the effectiveness of worldwide distribution systems,

total worldwide industry volumes,

the seasonality of consumer demand,

foreign currency fluctuations, and

foreign importation restrictions and foreign political risks.

As a result of these and other factors, we expect to continue to experience fluctuations in quarterly operating results.

Uncertainty Relating To Integration Of Lifecore And Other New Business Acquisitions.

The Company's acquisition of Lifecore involves the integration of Lifecore's operations into the Company.  The integration will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the acquisition.  No assurance can be given that any difficulties encountered in integrating the operations of Lifecore into the Company will be overcome or that the benefits expected from such integration will be realized.  The difficulties in combining Lifecore and the Company's operations are exacerbated by the necessity of coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company's business.  Difficulties encountered or additional costs incurred in connection with the acquisition and the integration of the operations of Lifecore and the Company could have a material adverse effect on the business, results of operations and financial condition of the Company.

The successful integration of any other new business acquisitions may require substantial effort from the Company's management.  The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions.  The successful combination of new businesses also requires coordination of research and development activities, manufacturing, and sales and marketing efforts.  In addition, the process of combining organizations could cause the interruption of, or a loss of momentum in, the Company's activities.  There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

price,

safety,

efficacy,

reliability,

conversion costs,

marketing and sales efforts, and

general economic conditions affecting purchasing patterns.

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance.  We are in the early stage of product commercialization of certain Intelimer-based specialty packaging, Intellicoat seed coatings, HA-based products and other Intelimer polymer products and many of our potential products are in development.  We believe that our future growth will depend in large part on our ability to develop and market new products in our target markets and in new markets.  In particular, we expect that our ability to compete effectively with existing food products, agricultural, industrial, medical and pharmaceutical companies will depend substantially on successfully developing, commercializing, achieving market acceptance of and reducing the cost of producing our products.  In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving.  Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We Face Strong Competition in the Marketplace

Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive.  We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace.  Competition from large food products, agricultural, industrial, medical and pharmaceutical companies is expected to be intense.  In addition, the nature of our collaborative arrangements may result in our corporate partners and licensees becoming our competitors.  Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.

We Have a Concentration of Manufacturing in One Location for Apio and Lifecore and May Have to Depend on Third Parties to Manufacture Our Products

Any disruptions in our primary manufacturing operation at Apio’s facility in Guadalupe, California or Lifecore’s facility in Chaska, Minnesota would reduce our ability to sell our products and would have a material adverse effect on our financial results.  Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products.  If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected.  Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position.  We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors.  We may not be able to procure comparable materials at similar prices and terms within a reasonable time.   Several services that are provided to Apio are obtained from a single provider.  Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products and raw materials for our HA products.  Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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

We are subject to FDA rules and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed.  Failure to comply with the applicable regulatory requirements can, among other things, result in:

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

Our Food Products Technology business is subject to the Perishable Agricultural Commodities Act (“PACA”) law.  PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio.  Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse effect on our business.

Lifecore’s existing products and its products under development are considered to be medical devices and, therefore, require clearance or approval by the FDA before commercial sales can be made in the United States.  The products also require the approval of foreign government agencies before sales may be made in many other countries.  The process of obtaining these clearances or approvals varies according to the nature and use of the product.  It can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures.  There can be no assurance that any of the required clearances or approvals will be granted on a timely basis, if at all.

In addition, most of the existing products being sold by Lifecore and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies which regulate manufacturing, labeling and record keeping procedures for such products.  Marketing clearances or approvals by these agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.  These agencies can also limit or prevent the manufacture or distribution of the Lifecore’s products.  A determination that Lifecore is in violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, injunctions, and, in extreme cases, criminal sanctions.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For fiscal year 2010, approximately 29% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2010, sales to our top five customers accounted for approximately 48% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 20% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our net revenues.  We may experience changes in the composition of our customer base as we have experienced in the past.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility and by Lifecore at its Chaska, Minnesota facility are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Our Stock Price May Fluctuate in Accordance with Market Conditions

The following events may cause the market price of our common stock to fluctuate significantly:

technological innovations applicable to our products,

our attainment of (or failure to attain) milestones in the commercialization of our technology,

our development of new products or the development of new products by our competitors,

new patents or changes in existing patents applicable to our products,

our acquisition of new businesses or the sale or disposal of a part of our businesses,

development of new collaborative arrangements by us, our competitors or other parties,

changes in government regulations applicable to our business,

changes in investor perception of our business,

fluctuations in our operating results, and

changes in the general market conditions in our industry.

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

Our Profitability Could Be Materially and Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value

Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity.  Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets.  In accordance with accounting guidance, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment.  If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our profitability.

1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of May 30, 2010, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon and Oxford, Indiana and Chaska, Minnesota.

These properties are described below:
Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Technology Licensing	Leased	14,600 square feet of office and laboratory space	—	12/31/14
Chaska, MN	Hyaluronan-based Biomaterials	Owned	112,000 square feet of office, laboratory and manufacturing space	27.5	—
West Lebanon, IN	Technology Licensing	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Technology Licensing	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/11
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Arroyo Grande, CA	Commodity Trading	Leased	1,100 square feet of office space	—	6/30/11

The obligations of the Company under its credit agreement with Wells Fargo Bank, N.A. are secured by a lien on the Chaska, MN land and building.

Item 3.   Legal Proceedings

The Company is involved in litigation arising in the normal course of business.  The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be significant to the business or financial condition of the Company.

Item 4.   [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”.  The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 30, 2010	High	Low

4th Quarter ending May 30, 2010	$7.45	$5.50

3rd Quarter ending February 28, 2010	$6.63	$5.81

2nd Quarter ending November 29, 2009	$7.03	$6.00

1st Quarter ending August 30, 2009	$7.17	$5.99

Fiscal Year Ended May 31, 2009	High	Low

4th Quarter ending May 31, 2009	$7.00	$3.87

3rd Quarter ending March 1, 2009	$7.36	$4.76

2nd Quarter ending November 30, 2008	$9.68	$5.81

1st Quarter ending August 31, 2008	$9.93	$6.35

Holders

There were approximately 72 holders of record of 26,507,778 shares of outstanding Common Stock as of July 20, 2010.  Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception.  The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fiscal quarter ended on May 30, 2010.

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

	Year Ended May 30, 2010	Year Ended May 31, 2009	Year Ended May 25, 2008	Year Ended May 27, 2007	Year Ended May 28, 2006
Statement of Income Data:
(in thousands)

Revenues:
Product sales	$228,390	$224,404	$227,550	$201,892	$225,404
Service revenues	3,699	4,145	3,640	3,539	3,725
License fees	5,400	6,000	6,231	4,013	2,398
R&D and royalty revenues	735	1,389	1,106	1,054	426
Total revenues	238,224	235,938	238,527	210,498	231,953

Cost of revenue:
Cost of product sales	201,466	198,369	197,288	175,252	188,904
Cost of service revenue	2,992	3,289	3,011	2,860	3,005
Total cost of revenue	204,458	201,658	200,299	178,112	191,909

Gross profit	33,766	34,280	38,228	32,386	40,044

Operating costs and expenses:
Research and development	4,361	3,665	3,251	3,074	3,042
Selling, general and administrative	17,698	18,017	19,801	21,616	27,979
Income from sale of FCD	—	—	—	(22,669)	—
Total operating costs and expenses	22,059	21,682	23,052	2,021	31,021

Operating profit	11,707	12,598	15,176	30,365	9,023

Interest income	834	1,306	2,219	1,945	633
Interest expense	(88)	(8)	(22)	(251)	(452)
Other expenses	(3,725)	―	―	―	―
Net income before taxes	8,728	13,896	17,373	32,059	9,204
Income tax expense	(4,262)	(5,611)	(3,354)	(2,456)	—
Consolidated net income	4,466	8,285	14,019	$29,603	9,204
Non controlling interest	(482)	(555)	(477)	(414)	(553)
Net income applicable to Common Stockholders	$3,984	$7,730	$13,542	$29,189	$8,651

Basic net income per share	$0.15	$0.30	$0.52	$1.16	$0.35
Diluted net income per share	$0.15	$0.29	$0.50	$1.07	$0.34

Shares used in per share computation:
Basic	26,382	26,202	26,069	25,260	24,553
Diluted	26,633	26,751	26,935	26,558	25,657

	May 30, 2010	May 31, 2009	May 25, 2008	May 27, 2007	May 28, 2006
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$27,817	$43,459	$44,396	$62,556	$15,164
Total assets	200,197	153,498	149,957	141,368	119,025
Debt	23,770	—	—	—	2,018
Retained earnings (deficit)	13,206	9,222	1,492	(19,332)	(41,239)
Total stockholders’ equity	$130,784	$125,406	$114,466	$110,228	$85,049

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

Overview

Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products.  The Company has launched four product lines from this core development – QuickCast™ splints and casts, in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; BreatheWay packaging technology for the fresh-cut and whole produce packaging market, in September 1995; Intelimer Polymer Systems that includes polymer materials for various industrial applications in June 1997 and for personal care applications in November 2003; and Intellicoat coated corn seeds in the Fall of 1999.  In addition, on April 30, 2010, the Company acquired Lifecore which develops and manufactures products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans.

With the acquisition of Lifecore, Landec has four core businesses – Food Products Technology, Commodity Trading, Hyaluronan-based Biomaterials and Technology Licensing.  The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business.  The Commodity Trading business is operated through Apio and combines Apio’s Cal-Ex export company with Apio’s domestic buy-sell commodity business that purchases and sells whole fruit and vegetable products to Asia and domestically.  The Hyaluronan-based Biomaterials business sells products utilizing hyaluronan in the ophthalmic, orthopedic and veterinary segments and also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Technology Licensing business includes our proprietary Intellicoat seed coating technology in which certain fields of application have been licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products to companies such as Air Products and Nitta.  See "Business - Description of Core Business".

From inception through May 30, 2010, the Company’s retained earnings were $13.2 million.  The Company may incur losses in the future.  The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt losses are partially mitigated due to the fact that the Company’s customers are predominantly large financially low-risk national and international companies.

Inventories

Inventories are stated at the lower of cost or market. If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value. These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory currently considered to be usable.

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

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Income.

Licensing revenue is recognized in accordance with prevailing accounting guidance. Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of Lifecore in April 2010, our Hyaluronan-based Biomaterials reporting unit, (ii) upon the acquisition of Apio in December 1999, which consists of our Food Products Technology and Commodity Trading reporting units and (iii) from the repurchase of all noncontrolling interests in the common stock of Landec Ag in December 2006. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisitions of Lifecore and Apio were allocated to the Hyaluronan-based Biomaterials and Food Products Technology reporting unit, respectively, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit. Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag non controlling interests.

The Company tests its intangible assets for impairment at least annually, in accordance with accounting guidance. When evaluating indefinite-lived intangible assets for impairment, accounting guidance requires the Company to compare the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment, accounting guidance requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach under accounting guidance is not required. Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

Property, plant and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 25, 2010 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits.  Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach was not used to value the Food Products Technology, Hyaluronan-based Biomaterials and Technology Licensing reporting units (the “Reporting Units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

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

The DCF associated with the Technology Licensing reporting unit is based on the Monsanto Agreement with Monsanto. Under the Monsanto Agreement, Monsanto has agreed to pay Landec Ag a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee of $4.0 million if Monsanto elects to terminate the Monsanto Agreement, or $10.0 million if Monsanto elects to purchase the rights to the exclusive field. If the purchase option is exercised before December 2011, or if Monsanto elects to terminate the Monsanto Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination. As of May 30, 2010, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist. The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the Monsanto Agreement. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  As of May 30, 2010, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

The fair value of indefinite and finite-lived intangible assets associated with our acquisition of Lifecore on April 30, 2010, was determined using a DCF model based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 33% effective tax rate for each year. Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist. There were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired finite-lived intangible assets.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 30, 2010, the Company had no valuation allowance against deferred tax assets.

In addition to valuation allowances, the Company establishes accruals for certain tax contingencies, when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain tax positions are likely to be challenged and that the Company’s positions may not be fully sustained. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s effective tax rate includes the impact of tax-contingency accruals as considered appropriate by management.

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

The Company adopted accounting guidance using the modified prospective transition method, which requires the application of the accounting standard to (i) all stock-based awards issued on or after May 29, 2006 and (ii) any outstanding stock-based awards that were issued but not vested as of May 29, 2006.

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model.  Upon the adoption of new accounting guidance, the Company changed its method of calculating and recognizing the fair value of stock-based compensation arrangements to the straight-line, single-option method.  Compensation expense for all stock option and restricted stock unit awards granted prior to May 29, 2006 will continue to be recognized using the straight-line, multiple-option method.  In addition, the new accounting guidance requires the estimation of the expected forfeitures of stock-based awards at the time of grant.  As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

Notes and Advances Receivable

Apio has made advances to produce growers for crop and harvesting costs. Typically these advances are paid off within the growing season (less than one year) from crops harvested by the grower and delivered to Apio. Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable. These notes receivable and advances are secured by liens on land and/or crops and have terms that range from six to twelve months. Notes receivable are periodically reviewed (at least quarterly) for collectibility. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value to be delivered or the fair value of the security for the note or advance. If crop prices or the fair value of the underlying security declines, the Company may be unable to fully recoup its notes or advances receivable and the estimated losses would rise in the current period, potentially to the extent of the total notes or advances receivable of $241,000 as of May 30, 2010.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Accounting Standards Codification

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company’s consolidated financial statements, however, the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the FASB ASC beginning with the fiscal quarter ending November 29, 2009.

Business Combinations

In December 2007, the FASB issued new guidance which significantly changes the financial accounting and reporting for business combination transactions. The new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of the new guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the new guidance on June 1, 2009. The Company acquisition of Lifecore (see Note 2) was subject to the provisions of this new guidance, under which the Company recognizing $2.7 million of expenses related to the acquisition during the fiscal year ended May 30, 2010. These expenses are classified as other expenses.

Non Controlling Interests

In December 2007, the FASB issued new guidance with respect to non controlling interests in consolidated financial statements. The new guidance requires the reporting of all non controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non controlling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained non controlling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of the new guidance are to be applied prospectively. The Company adopted the new guidance on June 1, 2009 and such adoption did not have a material impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010, however, as required, presentation of non controlling interests has been conformed to the requirements of the new guidance for all periods presented.

Collaborative Arrangements

In December 2007, the FASB issued new guidance concerning the accounting for collaborative arrangements (which does not establish a legal entity within such arrangement).  The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements based upon their role as either principal or agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative guidance; analogy to such guidance if not within their scope; or a reasonable, rational, and consistently applied accounting policy election.  The Company adopted the new guidance on June 1, 2009 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010.

Fair Value Disclosures in Interim Reports

In April 2009, the FASB issued new guidance that requires disclosures about the fair value of financial instruments at interim reporting periods.  The new guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance on June 1, 2009 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010.

Subsequent Events

In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company adopted the new guidance on June 1, 2009 and such adoption did not impact the Company’s consolidated financial statements.  The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were file with the Securities and Exchange Commission.

Fair Value Measurements

 In January 2010, the FASB new guidance whereas reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by previous accounting guidance.  The new guidance also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements.  The Company adopted the guidance during fiscal 2010 and such adoption did not impact the Company’s consolidated financial statements other than the required disclosures.

Recently Issued Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  The Company will adopt this new guidance in fiscal year 2011 and does not expect a material impact on the Company’s consolidated financial statements as a result of the new guidance.

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company plans to early adopt these standards as of the beginning of fiscal 2011 for new deals originating after May 30, 2010.  There will be no materially modified deals as a result of the adoption. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new multiple-deliverable revenue arrangements in any given period.

Fair Value Measurements

The Company adopted fair value measurement accounting guidance on May 26, 2008 for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its eligible financial assets or liabilities.

The accounting guidance established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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

As of May 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  As of May 30, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $179,000, net of taxes of $105,000, as a result of the interest rate swap.  The unrealized loss was based on a Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of May 30, 2010.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

Results of Operations

Fiscal Year Ended May 30, 2010 Compared to Fiscal Year Ended May 31, 2009

Revenues (in thousands):

	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Apio Value Added	$172,416	$165,648	4%
Apio Packaging	2,630	2,608	1%
Food Technology	175,046	168,256	4%
Commodity Trading	54,926	60,445	(9)%
Total Apio	229,972	228,701	1%
HA	1,457	—	N/M
Technology Licensing	6,795	7,237	(6)%
Total Revenues	$238,224	$235,938	1%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart brand and various private labels.  In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a produce cooling operation in which Apio is the general partner with a 60% ownership position.

The increase in Apio’s value-added revenues for the fiscal year ended May 30, 2010 compared to the same period last year was primarily due to a increase in value-added unit sales volumes of 14% partially offset by a year over year mix change to greater sales of lower priced bag products from higher priced tray products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology and more recently the addition of a second application for avocados.

The increase in Apio packaging revenues for the fiscal year ended May 30, 2010 compared to the same period last year was not significant to consolidated Landec revenues.

Commodity Trading

Apio trading revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex, and from the purchase and sale of whole commodity fruit and vegetable products domestically.  The export portion of trading revenues for fiscal year 2010 and 2009 was $52.3 million and $55.3 million or 95% and 91%, respectively, of total trading revenues.

The decrease in revenues in Apio's trading business for the fiscal year ended May 30, 2010 compared to the same period last year was due to a 9% decrease in unit volume sales due to a shortage of produce to export.

Hyaluronan-based Biomaterials (“HA”)

The Company’s Lifecore subsidiary generates revenue through sale of products containing hyaluronan, Lifecore was acquired on April 30, 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in technology licensing revenues for the fiscal year ended May 30, 2010 compared to the same period last year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Apio Value Added	$20,261	$21,020	(4)%
Apio Packaging	2,253	2,366	(5)%
Food Technology	22,514	23,386	(4)%
Commodity Trading	3,906	3,657	7%
Total Apio	26,420	27,043	(2)%
HA	815	—	N/M
Technology Licensing	6,531	7,237	(10)%
Total Gross Profit	$33,766	$34,280	(1)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the fiscal year ended May 30, 2010 compared to the same period of the prior fiscal year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 30, 2010 compared to the same period last year was primarily due to an increase in the cost for sourcing produce during the fourth quarter of fiscal year 2010 which resulted in lower gross margins coupled with a sales mix change to lower margin bag products from higher margin tray products.  These decreases in gross profit were partially offset by decreased packaging costs.  The gross margin for Apio’s value-added business for fiscal year 2010 was 11.8% compared to a gross margin of 12.7% for fiscal year 2009.

Apio Packaging

The decrease in gross profit for Apio packaging for the fiscal year ended May 30, 2010 compared to the same period last year was not significant to consolidated Landec gross profit.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 5-7% range. The increase in gross profit during the fiscal year ended May 30, 2010 compared to the prior fiscal year was primarily due to product mix changes to higher margin products in our export business which resulted in a higher gross margin during fiscal year 2010 of 7.1% compared to a gross margin of 6.1% in fiscal year 2009.

Hyaluronan-based Biomaterials

Lifecore was acquired on April 30, 2010.

Technology Licensing

The decrease in technology licensing gross profit for the fiscal year ended May 30, 2010 compared to the same period of the prior year was primarily due to completion of license payments by Air Products in fiscal year 2009 which resulted in $600,000 being recognized last fiscal year and none this fiscal year.

Operating Expenses (in thousands):

	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Research and Development:
Apio	$1,182	$1,321	(11)%
HA	395	—	N/M
Technology Licensing	2,784	2,344	19%
Total R&D	$4,361	$3,665	19%

Selling, General and Administrative:
Apio	$12,128	$12,709	(5)%
HA	339	—	N/M
Corporate	5,231	5,308	(1)%
Total S,G&A	$17,698	$18,017	(2)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the HA business, the research and development efforts are focused on new products and applications for Hyaluronan-based biomaterials.  In the Technology Licensing business, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food.

The increase in research and development expenses for the fiscal year ended May 30, 2010 compared to the same period last year was primarily due to increased headcount, increased consulting fees surrounding development work in our Technology Licensing business and the acquisition of Lifecore on April 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the fiscal year ended May 30, 2010 compared to the same period last year was not significant.

Other (in thousands):
	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009		Change
Interest Income	$834		$1,306	(36)%
Interest Expense	$(88)		$(8)	1000%
Other Expense	$(3,725)	$	―	N/M
Income Taxes	$(4,262)		$(5,611)	(24)%
Non Controlling Interest	$(482)		$(555)	(13)%

Interest Income

The decrease in interest income for the fiscal year ended May 30, 2010 compared to the same period last year was due to lower yields on investments.

Interest Expense

The increase in interest expense during the fiscal year ended May 30, 2010 compared to the prior year was due to the new credit facility entered into on April 30, 2010 in conjunction with the acquisition of Lifecore.

Other Expenses

The increase in other expenses during fiscal year 2010 compared to fiscal year 2009 was due to $2.7 million in acquisition related expenses and $1.0 million from an impairment charge related to our investment in Aesthetic Sciences.

Income Taxes

The decrease in the income tax expense in fiscal year 2010 compared to fiscal year 2009 was due to a 37% decrease in net income before taxes partially offset by an increase in the Company’s effective tax rate to 50% in fiscal year 2010 up from 42% in fiscal year 2009.

Non Controlling Interest

The non controlling interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest expense in fiscal year 2010 compared to fiscal year 2009 was not significant.

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

The decrease in Apio’s value-added revenues for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was primarily due to a decrease in value-added unit sales volumes of 1%.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was primarily due to the decrease in the minimum payments received from Chiquita as a result of the amended Chiquita license agreement.

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

The increase in revenues in Apio's trading business for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was not significant.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in technology licensing revenues for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was not significant to consolidated Landec revenues.

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

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was due to decreased revenues coupled with increased raw material costs, primarily the cost of produce during fiscal year 2009 compared to fiscal year 2008.  The gross margin for Apio’s value-added business for fiscal year 2009 was 12.7% compared to a gross margin of 14.7% for fiscal year 2008.

Apio Packaging

The decrease in gross profit for Apio packaging for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was primarily due to the decrease in minimum payments received from Chiquita as a result of the amended Chiquita license agreement.

Apio Trading

Apio’s trading business is a buy/sell business that realizes a commission-based margin in the 5-7% range. The increase in gross profit during the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was primarily due to product mix changes to higher margin vegetable products from lower margin fruit products in our export business which resulted in a higher gross margin during fiscal year 2009 of 6.1% compared to a gross margin of 5.7% in fiscal year 2008.

Technology Licensing

The increase in technology licensing gross profit for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):
	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change
Research and Development:
Apio	$1,321	$1,251	6%
Technology Licensing	2,344	2,000	17%
Total R&D	$3,665	$3,251	13%

Selling, General and Administrative:
Apio	$12,709	$13,831	(8)%
Corporate	5,308	5,970	(11)%
Total S,G&A	$18,017	$19,801	(9)%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the Technology Licensing business, the research and development efforts are focused on development of new polymer technologies and application of existing and new technologies to industries outside of food.

The increase in research and development expenses for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was primarily due to increased headcount and increased consulting fees surrounding development work in our technology licensing area.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the fiscal year ended May 31, 2009 compared to the  fiscal year ended May 25, 2008 was primarily due to a decrease in sales and marketing expenses at Apio due to the decreases in value-added revenues and from decreases in general and administrative expenses at Apio primarily as a result of not accruing bonuses this fiscal year whereas for the same period last year bonuses were accrued.  The decreases in selling, general and administrative expenses at Corporate were primarily due to a decrease in auditing and tax fees coupled with the fact that in fiscal year 2008 the Company amended its agreement with Air Products resulting in a non recurring charge of $600,000.  These decreases were partially offset by legal fees associated with the Company’s pursuit of merger and acquisition activities.

Other (in thousands):
	Fiscal Year ended May 31, 2009	Fiscal Year ended May 25, 2008	Change
Interest Income	$1,306	$2,219	(41)%
Interest Expense	$(8)	(22)	(64)%
Income Taxes	$(5,611)	(3,354)	67%
Non Controlling Interest	$(555)	(477)	16%

Interest Income

The decrease in interest income for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was due to lower yields on investments, driven by both declines in interest rates and a shift in our investment portfolio to lower yielding investment vehicles.

Interest Expense

The decrease in interest expense during the fiscal year ended May 31, 2009 compared to the fiscal year ended May 25, 2008 was not significant.

Non Controlling Interest

The non controlling interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the non controlling interest expense in fiscal year 2009 compared to fiscal year 2008 was not significant.

Income Taxes

The increase in the income tax expense in fiscal year 2009 compared to fiscal year 2008 was due to the Company utilizing all of its net operating loss carryforwards and tax credits during fiscal year 2008 for book income tax expense purposes which resulted in the estimated effective tax rate for fiscal year 2009 for federal and state income taxes increasing to 42% from 20% last year, partially offset by a 21% decrease in pre-tax net income.

Liquidity and Capital Resources

As of May 30, 2010, the Company had cash and cash equivalents of $27.8 million, a net decrease of $15.7 million from $43.5 million at May 31, 2009.

Cash Flow from Operating Activities

Landec generated $7.5 million of cash flow from operating activities during the fiscal year ended May 30, 2010 compared to generating $9.4 million from operating activities during the fiscal year ended May 31, 2009. The primary sources of cash from operating activities during fiscal year 2010 were $4.0 million of net income and non-cash related expenses of $7.8 million, partially offset by a net decrease of $4.3 million in working capital. The primary changes in working capital during fiscal year 2010 were (1) a $1.6 million increase in accounts receivable due to revenues at Apio during May 2010 being higher than revenues during May 2009, (2) a $764,000 receivable for the overpayment of income taxes (3) a $1.3 million increase in inventories primarily due to increased inventory levels at both Apio and Lifecore, and (4) a $2.0 million decrease in deferred revenue due to recognizing $2.0 million of revenue associated with deferred revenue from the Monsanto licensing agreement during fiscal year 2010.

Cash Flow from Investing Activities

Net cash used in investing activities for the fiscal year ended May 30, 2010 was $42.8 million compared to net cash used in investing activities of $12.3 million for the same period last year.  The primary uses of cash from investing activities during fiscal year 2010 were from the acquisition of Lifecore for $39.7 million (net of cash acquired), from the purchase of $5.2 million of property and equipment primarily for the growth of Apio’s value-added vegetable business partially offset by net proceeds of $2.1 million from the sale of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the fiscal year ended May 30, 2010 was $19.7 million compared to net cash provided by financing activities of $2.0 million for the same period last year.  The primary source of cash from financing activities during fiscal year 2010 was from the $20.0 million of proceeds from long-term debt entered into in conjunction with the acquisition of Lifecore.

Capital Expenditures

During the fiscal year ended May 30, 2010, Landec purchased property and equipment to support the growth of Apio’s value-added vegetable business.  These expenditures represented the majority of the $5.2 million of capital expenditures.  In addition, we expect to incur increased capital expenditures in fiscal year 2011 in order to complete the 40,000 square foot expansion of Apio’s value-added vegetable processing plant to meet projected increased capacity requirements in the future and to meet the capital needs of the recently acquired subsidiary, Lifecore.  We anticipate that our capital expenditures in the year ending May 29, 2011 will be approximately $6.0 million to $6.5 million.

Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt. On August 9, 2010, the Company amended its Credit Agreement with Wells Fargo to amend certain financial covenants.  As of May 30, 2010, $19.7 million was outstanding under the Credit Agreement.  As a result of the amendment, the Company was in compliance with all financial covenants as of May 30, 2010.

On May 4, 2010, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the $20 million Credit Agreement so that the interest payable is effectively fixed at a rate of 4.24% (see Note 10).

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 30, 2010, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2011	2012	2013	2014	2015	Thereafter
Income taxes	$—	$—	$—	$—	$—	$—	$—
Long-term debt	23,770	4,521	4,338	4,351	4,362	4,039	2,159
Operating leases	2,278	676	390	314	240	248	410
Licensing obligation	200	100	100	—	—	—	—
Purchase commitments	4,989	4,989	—	—	—	—	—
Total	$31,237	$10,286	$4,828	$4,665	$4,602	$4,287	$2,569

The income tax amounts above exclude liabilities associated with the accounting for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments listed above.

Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms, if at all.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of May 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded from our evaluation the internal control over financial reporting of Lifecore Biomedical, Inc. (Lifecore), which we acquired on April 30, 2010, as discussed in Note 2 of Notes to Consolidated Financial Statements. Total revenues subject to Lifecore’s internal control over financial reporting represented $1.5 million of our consolidated total revenues for the fiscal year ended May 30, 2010. Total assets subject to Lifecore’s internal control over financial reporting represented $80 million and $41 million of our consolidated total and net assets respectively, as of May 30, 2010.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended May 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2010, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal controls over financial reporting did not include the internal controls of Lifecore Biomedical, Inc., which is included in the May 30, 2010 consolidated financial statements of Landec Corporation and constituted $80 million and $41 million of total and net assets, respectively, as of May 30, 2010 and $1.5 million of revenues, for the year then ended. Our audit of the internal controls or financial statements of Landec Corporation also did not include an evaluation of internal controls or financial statements of Lifecore Biomedical, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 30, 2010 and May 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2010 of Landec Corporation and subsidiaries and our report dated August 12, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
San Francisco, California
August 12, 2010

Item 9B.  Other Information
None

PART III

Item 10.	Directors and Executive Officers of the Registrant

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2010 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2010 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2010 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2010 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 27, 2010 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	53

	Consolidated Balance Sheets at May 30, 2010 and May 31, 2009	54

	Consolidated Statements of Income for the Years Ended May 30, 2010, May 31, 2009 and May 25, 2008	55

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 30, 2010, May 31, 2009 and May 25, 2008	56

	Consolidated Statements of Cash Flows for the Years Ended May 30, 2010, May 31, 2009 and May 25, 2008	57

	Notes to Consolidated Financial Statements	58

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

3.	Index of Exhibits	86

	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 30, 2010 and May 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 30, 2010 and May 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, under the heading ‘Business Combinations,’ the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, effective June 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
August 12, 2010

 LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 30, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,817	$43,459
Marketable securities	20,421	22,498
Accounts receivable, less allowance for doubtful accounts of $189 and $165 at May 30, 2010 and May 31, 2009, respectively	18,637	15,271
Accounts receivable, related party	729	632
Income taxes receivable	739	—
Inventories, net	16,107	5,829
Notes and advances receivable	241	186
Deferred taxes	1,262	2,161
Prepaid expenses and other current assets	2,989	1,298
Total current assets	88,942	91,334

Property and equipment, net	50,161	22,743
Goodwill, net	41,154	27,361
Trademarks/ trade names, net	12,428	8,228
Customer relationships, net	3,674	―
Other assets	3,838	3,832
Total Assets	$200,197	$153,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,354	$12,430
Related party payables	349	299
Income taxes payable	—	107
Accrued compensation	2,043	1,112
Other accrued liabilities	3,277	1,805
Deferred revenue	3,391	3,430
Current portion of long-term debt	4,521	―
Total current liabilities	27,935	19,183

Long-term debt	19,249	―
Deferred revenue	1,000	3,000
Deferred taxes	8,801	4,119
Other non-current liabilities	10,737	―
Total liabilities	67,722	26,302
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,490,259 and 26,326,889 shares issued and outstanding at May 30, 2010 and May 31, 2009, respectively	27	26
Additional paid-in capital	117,730	116,158
Accumulated other comprehensive loss	(179)	—
Retained earnings	13,206	9,222
Total stockholders’ equity	130,784	125,406
Non-controlling interest	1,691	1,790
Total Equity	132,475	127,196
Total Liabilities and Stockholders’ Equity	$200,197	$153,498

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 30,	Year Ended May 31,	Year Ended May 25,
	2010	2009	2008
Revenues:
Product sales	$228,390	$224,404	$227,550
Services revenue, related party	3,699	4,145	3,640
License fees	5,400	6,000	6,231
Research, development and royalty revenues	735	1,389	1,075
Royalty revenues, related party	—	—	31
Total revenues	238,224	235,938	238,527

Cost of revenue:
Cost of product sales	198,075	195,180	194,868
Cost of product sales, related party	3,391	3,189	2,420
Cost of services revenue	2,992	3,289	3,011
Total cost of revenue	204,458	201,658	200,299

Gross profit	33,766	34,280	38,228

Operating costs and expenses:
Research and development	4,361	3,665	3,251
Selling, general and administrative	17,698	18,017	19,801
Total operating costs and expenses	22,059	21,682	23,052

Operating income	11,707	12,598	15,176

Interest income	834	1,306	2,219
Interest expense	(88)	(8)	(22)
Other expenses	(3,725)	―	―
Net income before taxes	8,728	13,896	17,373
Income tax expense	(4,262)	(5,611)	(3,354)
Consolidated net income	4,466	8,285	14,019
Non controlling interest	(482)	(555)	(477)

Net Income applicable to Common Stockholders	$3,984	$7,730	$13,542

Basic net income per share	$0.15	$0.30	$0.52
Diluted net income per share	$0.15	$0.29	$0.50

Shares used in per share computation:
Basic	26,382	26,202	26,069
Diluted	26,633	26,751	26,935

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
Balance at May 27, 2007	25,891,168	$26	$129,534	$(19,332)	$ ―	$110,228
Reclassify repurchase of subsidiary common stock and options	—	—	(2,502)	7,282	―	4,780
Issuance of common stock at $1.89 to $7.53 per share	255,153	—	1,120	—	―	1,120
Issuance of common stock for vested restricted stock units	10,002	—	—	—	―	—
Stock based compensation	—	—	871	—	―	871
Tax benefit from stock-based compensation expense	—	—	3,423	—	―	3,423
Repurchase of subsidiary common stock and options (Note 5)	—	—	(19,498)	—	―	(19,498)
Net income and comprehensive income	—	—	—	13,542	―	13,542
Balance at May 25, 2008	26,156,323	26	112,948	1,492	―	114,466
Issuance of common stock at $2.82 to $5.34 per share	160,570	—	379	—	―	379
Issuance of common stock for vested restricted stock units	9,996	—	—	—	―	—
Stock-based compensation	—	—	933	—	―	933
Tax benefit from stock-based compensation expense	—	—	1,898	—	―	1,898
Net income and comprehensive income	—	—	—	7,730	―	7,730
Balance at May 31, 2009	26,326,889	26	116,158	9,222	―	125,406
Issuance of common stock at $1.89 to $6.75 per share, net of taxes paid by Landec on behalf of employees	121,442	1	378	—	―	379
Issuance of common stock for vested restricted stock units	41,928	—	―	—	―	—
Taxes paid by Company for stock swaps and RSUs	―	―	(339)	—	―	(339)
Stock-based compensation	—	—	1,016	—	―	1,016
Tax benefit from stock-based compensation expense	—	—	517	—	―	517
Net income and comprehensive loss	—	—	—	3,984	(179)	3,805
Balance at May 30, 2010	26,490,259	$27	$117,730	$13,206	$(179)	$130,784

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	May 30,	May 31,	May 25,
	2010	2009	2008
Cash flows from operating activities:
Net income	$3,984	$7,730	$13,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,364	3,139	3,204
Stock-based compensation expense	1,016	933	871
Deferred taxes	3,248	2,569	(611)
Non controlling interest	482	555	477
Increase in long-term receivable	(800)	(800)	(800)
Tax benefit from stock based compensation	(517)	(1,898)	(3,423)
Impairment charges	1,000	―	―
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,506)	4,189	(1,829)
Accounts receivable, related party	(97)	(221)	143
Income taxes receivable	(764)	—	—
Inventories, net	(1,269)	1,500	(529)
Issuance of notes and advances receivable	(3,030)	(3,055)	(2,652)
Collection of notes and advances receivable	2,975	3,269	2,425
Prepaid expenses and other current assets	(1,172)	(184)	202
Accounts payable	957	(5,929)	4,196
Related party accounts payable	50	26	98
Income taxes payable	1,162	2,005	3,423
Accrued compensation	(264)	(1,085)	(929)
Other accrued liabilities	703	(1,125)	1,590
Deferred revenue	(2,039)	(2,183)	(1,878)
Net cash provided by operating activities	7,483	9,435	17,520

Cash flows from investing activities:
Purchases of property and equipment	(5,192)	(4,576)	(4,240)
Acquisition of Lifecore, net of cash acquired (Note 2)	(39,682)	—	—
Acquisition related earnout payments	—	(7)	(1,433)
Issuance of notes and advances receivable	―	(2)	(12)
Collection of notes and advances receivable	―	103	116
Purchase of marketable securities	(67,433)	(45,808)	(14,643)
Proceeds from maturities and sales of marketable securities	69,510	37,953	—
Net cash used in investing activities	(42,797)	(12,337)	(20,212)

Cash flows from financing activities:
Proceeds from sale of common stock	379	379	1,120
Taxes paid by Company for stock swaps and RSUs	(339)	―	―
Repurchase of subsidiary options	—	—	(19,498)
Tax benefit from stock-based compensation expense	517	1,898	3,423
Net change in other assets/liabilities	0	3	(2)
Proceeds from long term debt	20,000	—	—
Payments on long term debt	(387)	—	—
Payments to non controlling interest.	(498)	(315)	(511)
Net cash provided by (used in) financing activities	19,672	1,965	(15,468)
Net decrease in cash and cash equivalents	(15,642)	(937)	(18,160)
Cash and cash equivalents at beginning of year	43,459	44,396	62,556
Cash and cash equivalents at end of year	$27,817	$43,459	$44,396
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$88	$8	$22
Cash paid during the period for income taxes	$652	$1,135	$850

Supplemental schedule of noncash operating and financing activities:
Long-term receivable from Monsanto	$800	$800	$800
Income tax expense not payable	$517	$1,898	$3,423
Accrued non controlling interest distribution	$250	$—	$—
Impairment charges	$1,000	$—	$—

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries ("Landec" or the "Company") design, develop, manufacture, and sell specialty polymer products for a variety of food products, agricultural products, medical device products and licensed partner applications. The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary, Hyaluranon-based (“HA”) biomaterials in the United States, Canada and Europe through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary and Intellicoat® coated seed products through its Landec Ag, LLC (“Landec Ag”) subsidiary.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio, Lifecore and Landec Ag.  All material inter-company transactions and balances have been eliminated.

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

Under the initial agreement between Landec and Monsanto Company (“Monsanto”) (see Note 3), the Company had concluded that Landec Ag was a VIE.  The Company had also determined that it was the primary beneficiary of Landec Ag and therefore the accounts of Landec Ag were consolidated with the accounts of the Company.  As a result of the amended and restated agreement between Landec and Monsanto (see Note 3), Landec Ag is no longer deemed to be a VIE, however, because Landec Ag is wholly owned, it continues to be consolidated with the accounts of the Company.

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

Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers, substrate materials for our breathable membrane products and raw materials for our HA products.

During the fiscal year ended May 30, 2010, sales to the Company’s top five customers accounted for approximately 48% of total revenue, with the top customer, Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 20% of total revenues.  In addition, approximately 29% of the Company’s total revenues were derived from product sales to international customers, none of whom individually accounted for more than 5% of total revenues.  As of May 30, 2010, Costco Wholesale Corporation represented approximately 15% of total accounts receivable.

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

The Company regularly evaluates its long-lived assets for indicators of possible impairment.  On July 16, 2010, Aesthetic Science sold the rights to its Smartfil™ Injector System.  The Company evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the agreement, the Company has determined that its investment is other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 30, 2010.

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

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended May 25, 2008
Allowance for doubtful accounts receivable and notes and advances receivable	$206	$-	$(37)	$169
Year ended May 31, 2009
Allowance for doubtful accounts receivable and notes and advances receivable	$169	$-	$(4)	$165
Year ended May 30, 2010
Allowance for doubtful accounts receivable and notes and advances receivable	$165	$68	$(44)	$189

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

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Income.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Licensing revenue is recognized in accordance with accounting guidance.  Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectibility is reasonably assured.  Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

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

Other Accounting Policies and Disclosures

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.  Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at May 30, 2010 and May 31, 2009 was $1.5 million and $2.1 million, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $9.5 million of its marketable securities and those due in one to two years represent the remaining $10.9 million of the Company’s marketable securities as of May 30, 2010.  These investments are classified as marketable securities on the consolidated balance sheet as of May 30, 2010 and May 31, 2009 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the fiscal years ended May 30, 2010 and May 31, 2009.  During fiscal year 2010, the Company received proceeds of $9.5 million from the sale of marketable securities.  The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 30, 2010 and May 31, 2009 inventories consisted of (in thousands):
	May 30, 2010	May 31, 2009
Finished goods	$7,226	$2,108
Raw materials	6,868	3,721
Work in progress	2,013	—
Inventories, net	$16,107	$5,829

If the cost of the inventories exceeds their expected market value, provisions are recorded currently for the difference between the cost and the market value.  These provisions are determined based on specific identification for unusable inventory and an additional reserve, based on historical losses, for inventory currently considered to be useable.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Advertising Expense

Advertising expenditures for the Company are expensed as incurred.  Advertising expense for the Company for fiscal years 2010, 2009 and 2008 was $557,000, $475,000 and $474,000, respectively.

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

Related Party Transactions

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of May 30, 2010 and May 31, 2009 and for the three years ended May 30, 2010.

Prior to the expiration of the leases in December 2009, Apio leased, for approximately $310,000 on an annual basis, agricultural land that is owned by the Apio Chairman.  Apio, in turn, subleased that land at cost to growers who were obligated to deliver product from that land to Apio for value added products.  There was generally no net statement of income impact to Apio as a result of these leasing activities but Apio created a guaranteed source of supply for the value added business.  Apio had loss exposure on the leasing activity to the extent that it was unable to sublease the land. For the years ended May 30, 2010, May 31, 2009 and May 25, 2008, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $150,000, $316,000 and $344,000, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.

Apio's domestic commodity vegetable business was sold to Beachside Produce, effective June 30, 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During fiscal years 2010, 2009 and 2008, the Company recognized revenues of $853,000, $1.3 million and $1.6 million, respectively, from the sale of products to Beachside Produce and royalty revenues of $0, $0 and $31,000, respectively, from the use by Beachside Produce of Apio’s trademarks.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying Consolidated Balance Sheets as of May 30, 2010 and May 31, 2009.

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

The Company capitalizes software development costs for internal use in accordance with accounting guidance.  Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service.  The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years.  The Company did not capitalize any software development costs during fiscal years 2010 or 2009.

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of Lifecore in April 2010, our Hyaluronan-based Biomaterials reporting unit, (ii) upon the acquisition of Apio in December 1999, which consists of our Food Products Technology and Commodity Trading reporting units and (iii) from the repurchase of all non controlling interests in the common stock of Landec Ag in December 2006.  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisitions of Lifecore and Apio were allocated to the Hyaluronan-based Biomaterials and Food Products Technology reporting unit, respectively,  pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  The consideration paid for the Commodity Trading reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag non controlling interests.

The Company tests its intangible assets for impairment at least annually, in accordance with accounting guidance.  When evaluating indefinite-lived intangible assets for impairment, accounting guidance requires the Company to compare the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment, accounting guidance requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach under accounting guidance is not required.  Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

Property, plant and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 25, 2010 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits.  Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach was not used to value the Food Products Technology, Hyaluronan-based Biomaterials and Technology Licensing reporting units (the “Reporting Units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

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

The DCF associated with the Technology Licensing reporting unit is based on the Monsanto Agreement with Monsanto.  Under the Monsanto Agreement, Monsanto has agreed to pay Landec Ag a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee of $4.0 million if Monsanto elects to terminate the Agreement, or $10.0 million if Monsanto elects to purchase the rights to the exclusive field.  If the purchase option is exercised before December 2011, or if Monsanto elects to terminate the Monsanto Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination.  As of May 30, 2010, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist.  The discount rate utilized approximates the risk free interest rate as the cash flow stream is guaranteed under the terms of the Agreement.  A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  As of May 30, 2010, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist. A 1% increase in the discount rate would not have a significant impact on the excess of fair value over book value.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The fair value of indefinite and finite-lived intangible assets associated with our acquisition of Lifecore on April 30, 2010, was determined using a DCF model based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 33% effective tax rate for each year. Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist. There were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired finite-lived intangible assets.

Investment in Non-Public Company

The Company’s investment in Aesthetic Science is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Science.  Aesthetic Science has recently sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the agreement, the Company has determined that its investment is other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010, which is classified as part of other expenses in the Consolidated Statements of Income.  The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $792,000 at May 30, 2010 and is reported as a component of other non current assets.

Deferred Revenue

Cash received in advance of services performed (principally revenues related to upfront license fees) are recorded as deferred revenue.  At May 30, 2010, $4.3 million has been recognized as a liability for deferred license fee revenues and $91,000 for advances from customers.  At May 31, 2009, $6.3 million has been recognized as a liability for deferred license fee revenues and $130,000 for advances from customers and on ground lease payments from growers.

Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive income for which Landec includes changes in unrealized gains and losses on its interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.  For the fiscal year ended May 30, 2010, the comprehensive loss from the unrealized loss on the interest rate swap, net of $105,000 of income taxes, was $179,000.  There was no comprehensive income or loss in the fiscal years ended May 31, 2009 and May 25, 2008.

Non Controlling Interest

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership.  Apio Cooling is included in the consolidated financial statements of Landec for all periods presented.  The non controlling interest balance of $1.7 million and $1.8 million at May 30, 2010 and May 31, 2009, respectively, is comprised of the limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 30, 2010, the Company had $390,000 valuation allowance against deferred tax assets.

In addition to valuation allowances, the Company establishes accruals for uncertain tax positions.  The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s effective tax rate includes the impact of tax-contingency accruals as considered appropriate by management.

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

Per Share Information

Accounting guidance requires the presentation of basic and diluted earnings per share.   Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common share outstanding.  Diluted earnings per share reflects the potential dilution if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted common equivalent shares consist of stock options using the treasury stock method.

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008
Numerator:
Net income	$3,984	$7,730	$13,542
Denominator:
Weighted average shares for basic net income per share	26,382	26,202	26,069
Effect of dilutive securities:
Stock options	251	549	866
Weighted average shares for diluted net income per share	26,633	26,751	26,935

Diluted net income per share	$0.15	$0.29	$0.50

Options to purchase 1,016,239, 357,514 and 96,300 shares of Common Stock at a weighted average exercise price of $7.62, $9.72 and $13.32 per share were outstanding during fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Cost of Sales

The Company includes in cost of sales all the costs related to the sale of products in accordance with generally accepted accounting principles.  These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.

Research and Development Expenses

Costs related to both research contracts and Company-funded research is included in research and development expenses.  Costs to fulfill research contracts generally approximate the corresponding revenue.  Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses, consulting expenses and corporate allocations.

Accounting for Stock-Based Compensation

The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The cash flows resulting from the tax benefit due to tax deductions in excess of the compensation expense recognized for those options (excess tax benefit) are classified as financing activities with the statement of cash flows.  The Company’s stock-based awards include stock option grants and restricted stock unit awards (RSUs).

During the fiscal year ended May 30, 2010, the Company recognized stock-based compensation expense of $1,016,000 which included $474,000 for restricted stock unit awards and $542,000 for stock option grants.  During the fiscal year ended May 31, 2009, the Company recognized stock-based compensation expense of $933,000 which included $308,000 for restricted stock unit awards and $625,000 for stock option grants.  During the fiscal year ended May 25, 2008, the Company recognized stock-based compensation expense of $871,000 which included $306,000 for restricted stock unit awards and $565,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008
Research and development	$185,000	$171,000	$148,000
Sales, general and administrative	831,000	762,000	723,000
Total stock-based compensation expense	$1,016,000	$933,000	$871,000

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes option pricing model.  The Company uses the straight line single option method to calculate and recognize the fair value of stock-based compensation arrangements.  Compensation expense for all stock option and restricted stock awards granted prior to May 29, 2006 will continue to be recognized using the straight-line, multiple-option method.  In addition, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

Valuation Assumptions

As of May 30, 2010, May 31, 2009 and May 25, 2008, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009	Fiscal Year Ended May 25, 2008
Expected life (in years)	3.76	3.78	4.40
Risk-free interest rate	1.55%	2.35%	5.02%
Volatility	0.53	0.52	0.46
Dividend yield	0%	0%	0%

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  The change in the volatility in the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007 is a result of basing the volatility on Landec's stock price.

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008 was $2.37, $2.74 and $5.74 per share, respectively.  No stock options were granted above or below grant date market prices during the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008.

Fair Value Measurements

The Company adopted fair value measurement accounting guidance on May 26, 2008 for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any of its eligible financial assets or liabilities.

The accounting guidance established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

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

As of May 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  As of May 30, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $179,000, net of taxes of $105,000, as a result of the interest rate swap.  The unrealized loss was based on a Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of May 30, 2010.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Accounting Standards Codification

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company’s consolidated financial statements, however, the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the FASB ASC beginning with the fiscal quarter ending November 29, 2009.

Business Combinations

In December 2007, the FASB issued new guidance which significantly changes the financial accounting and reporting for business combination transactions. The new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of the new guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the new guidance on June 1, 2009. The Company acquisition of Lifecore (see Note 2) was subject to the provisions of this new guidance, under which the Company recognizing $2.7 million of expenses related to the acquisition during the fiscal year ended May 30, 2010. These expenses are classified as other expenses.

Non Controlling Interests

In December 2007, the FASB issued new guidance with respect to non controlling interests in consolidated financial statements. The new guidance requires the reporting of all non controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non controlling interests. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained non controlling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Other than the reporting requirements described above which require retrospective application, the provisions of the new guidance are to be applied prospectively. The Company adopted the new guidance on June 1, 2009 and such adoption did not have a material impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010, however, as required, presentation of non controlling interests has been conformed to the requirements of the new guidance for all periods presented.

Collaborative Arrangements

In December 2007, the FASB issued new guidance concerning the accounting for collaborative arrangements (which does not establish a legal entity within such arrangement). The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements based upon their role as either principal or agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative guidance; analogy to such guidance if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The Company adopted the new guidance on June 1, 2009 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Fair Value Disclosures in Interim Reports

In April 2009, the FASB issued new guidance that requires disclosures about the fair value of financial instruments at interim reporting periods.  The new guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance on June 1, 2009 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 30, 2010.

Subsequent Events

In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company adopted the new guidance on June 1, 2009 and such adoption did not impact the Company’s consolidated financials statements.  The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were file with the Securities and Exchange Commission.

Fair Value Measurements

 In January 2010, the FASB new guidance whereas reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by previous accounting guidance.  The new guidance also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements.  The Company adopted the guidance during fiscal 2010 and such adoption did not impact the Company’s consolidated financial statements other than the required disclosures.

Recently Issued Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  The Company will adopt this new guidance in fiscal year 2011 and does not expect a material impact on the Company’s consolidated financial statements as a result of the new guidance

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company plans to early adopt these standards as of the beginning of fiscal 2011 for new deals originating after May 30, 2010.  There will be no materially modified deals as a result of the adoption. The Company is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new multiple-deliverable revenue arrangements in any given period.

2.	Acquisition of Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  In addition, Lifecore has licensed a sodium hyaluronate cross-linking technology from The Cleveland Clinic Foundation (“CCF”) designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments.  Furthermore, Lifecore is pursuing other development activities to utilize its fermentation and aseptic filling capabilities for non-hyaluronan based products.

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which includes $6.6 million that is temporarily held in an escrow account to secure the indemnification rights of Landec and other indemnitees with respect to certain matters, including breaches of representations, warranties and covenants of Lifecore included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s right under the escrow agreement consist solely of its ability to file a claim against the escrow.  In addition, the Company may be required to pay in cash up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.

In accordance with the Purchase Agreement, each issued and outstanding share of Lifecore’s capital stock was cancelled and converted into the right to receive the purchase consideration described in the Purchase Agreement.

The operating results of Lifecore are reported in the Company’s financial statements beginning May 1, 2010, in the Hyaluronan-based Biomaterials operating segment. Included in the Company’s results for the fiscal year 2010 was $1.5 million of Lifecore’s net sales. Lifecore’s total net sales for the twelve months ended May 30, 2010 was $20.7 million, which include net sales prior to the Company’s acquisition of Lifecore. Lifecore’s total net sales for the twelve months ended May 31, 2009 was $22.9 million.

The following table provides unaudited pro forma results of operations of the Company for fiscal years 2010 and 2009 as if the acquisition of Lifecore had occurred as of the beginning of each of the fiscal periods presented.The unaudited pro forma results include certain recurring purchase accounting adjustments such as depreciation and amortization expense on acquired tangible and intangible assets and assumed interest costs. However, unaudited pro forma results do not include certain transaction-related costs including the effect of a step-up of the value of acquired inventory, cost savings or other effects of potential integration of Lifecore. Accordingly, such results of operations are not necessarily indicative of the actual results as if the acquisition had occurred at the beginning of the dates indicated or that may result in the future.

	Year ended May 30, 2010	Year ended May 31, 2009
Pro forma net income	$1,722	$8,658
Basic net income per share	$0.07	$0.33
Diluted net income per share	$0.06	$0.32

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lifecore to reflect the adjustments to depreciation expense and amortization expense assuming the fair value adjustments to property and equipment and intangible assets had been applied on May 26, 2008 and the interest expense on long-term debt entered into in conjunction with the acquisition as if the debt had been borrowed on May 26, 2008.  The proforma adjustments were tax affected at the Company’s effective tax rate for the periods presented.  For the fiscal year ended May 30, 2010, the proforma net income includes actual expenses at Lifecore incurred prior to the close of the acquisition of $3.1 million for the termination of its stock option plan, establishing reserves for potential bad debts and unusable inventory and for direct acquisition related expenses, primarily legal expenses.

The acquisition date fair value of the total consideration transferred was $49.65 million, which consisted of the following (in thousands):

Cash	$40,000
Contingent consideration	9,650
Total	$49,650

The assets and liabilities of Lifecore were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. Goodwill represents a substantial portion of the acquisition proceeds because the Lifecore trade name provides the Company with entry into the growing, higher margin hyaluronan product market. Management believes that there is further growth potential by extending Lifecore’s product lines into new channels.

The following table summarizes the estimated fair values of Lifecore’s assets acquired and liabilities assumed and related deferred income taxes, effective April 30, 2010, the date the Company obtained control of Lifecore. Changes to the fair values of the assets acquired and liabilities assumed may be recorded in future periods as the Company finalizes its estimates of the fair value.
(000’s)
Cash and cash equivalents	$318
Accounts receivable, net	1,860
Inventories, net	9,009
Property and equipment	25,564
Other tangible assets	1,455
Intangible assets	7,900
Total identifiable assets acquired	46,106
Accounts payable and other liabilities	(2,983)
Long-term debt	(4,157)
Deferred taxes	(3,109)
Total liabilities assumed	(10,249)
Net identifiable assets acquired	35,857
Goodwill	13,793
Net assets acquired	$49,650

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates. During fiscal year 2010, $27,000 of this step-up was charged to cost of products sold as the inventory was sold. The remaining step-up is expected to be charged to cost of products sold in fiscal 2011 as the inventory is sold.

Intangible Assets

The fair value of indefinite and finite-lived intangible assets was determined using a DCF model, under an income valuation methodology, based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 33% effective tax rate for each year. Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from these intangibles were based on key assumptions such as estimates of revenues and operating profits related to the intangibles over their respective forecast periods. The resultant cash flows were then discounted using a rate the Company believes is appropriate given the inherent risks associated with each intangible asset and reflect market participant assumptions.

The Company identified two intangible assets in connection with the Lifecore acquisition: trade names valued at $4.2 million, which is considered to be an indefinite life asset and therefore will not be amortized; and customer base valued at $3.7 million with a twelve year useful life. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.8 million, which represents the goodwill amount resulting from the acquisition which can be attributable to its long history and future prospects. None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary.  As of May 30, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Lifecore.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.65 million and is classified as a non current liability in the Consolidated Balance Sheets as of May 30, 2010.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant imputs not observed in the market and thus represents a Level 3 measurement.  The Company expects to pay the entire $10 million earn out during the third quarter of fiscal year 2012.

Deferred Tax Liabilities

The $2.4 million of net deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets.

Acquisition-Related Transaction Costs

The Company recognized $2.7 million of acquisition-related expenses that were expensed in the year ended May 30, 2010 and are included in other expenses in the Consolidated Statements of Income for the year ended May 30, 2010.  These expenses included investment banker fees, legal and accounting fees and appraisals fees.

3.	Sale of Fielder’s Choice Direct and License Agreement

On December 1, 2006, Landec sold its direct marketing and sales seed company FCD, which included the Fielder’s Choice Direct® and Heartland Hybrid® brands, to American Seeds, Inc., a wholly owned subsidiary of Monsanto Company.  The acquisition price for FCD was $50 million in cash paid at the close.  During fiscal year 2007, Landec recorded income from the sale, net of direct expenses and bonuses, of $22.7 million.  The income that was recorded is equal to the difference between the fair value of FCD of $40 million and its net book value, less direct selling expenses and bonuses.  In accordance with generally accepted accounting principles, the portion of the $50 million of proceeds in excess of the fair value of FCD, or $10 million, was allocated to the technology license agreement described below and is being recognized as revenue ratably over the five year term of the license agreement or $2 million per year beginning December 1, 2006.  The fair value was determined by management.

3.	Sale of Fielder’s Choice Direct and License Agreement (continued)

In December 2006, Landec also entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto has agreed to pay Landec Ag $2.6 million per year in exchange for (1) a co-exclusive right to use Landec’s Intellicoat temperature activated seed coating technology worldwide during the license period, (2) the right to be the exclusive global sales and marketing agent for the Intellicoat seed coating technology, and (3) the right to purchase the technology any time during the five year term of the Monsanto Agreement.  Monsanto has also agreed to fund all operating costs, including all Intellicoat research and development, product development and non-replacement capital costs during the five year agreement period.  For each of the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008 Landec recognized $5.4 million in revenues and income from the Monsanto Agreement.

The Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the agreement or $10 million if Monsanto elects to purchase the rights to the exclusive field.  If the purchase option is exercised before December 2011, or if Monsanto elects to terminate the Agreement, all annual license fees and supply payments that have not been paid to Landec Ag will become due upon the purchase.  If Monsanto does not exercise its purchase option by December 2011, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec.  Accordingly, Landec will receive minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in maximum payments if Monsanto elects to purchase Landec Ag.  The minimum guaranteed payments and the deferred gain of $2 million per year described above will result in Landec recognizing revenue and operating income of $5.4 million per year for fiscal years 2008 through 2011 and $2.7 million per year for fiscal years 2007 and 2012.  The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized upon the exercise of the purchase option.  The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the rights to the licensed fields, a gain or loss on the sale will be recognized at the time of purchase.  If Monsanto exercises its purchase option, Landec expects to enter into a new long-term supply agreement with Monsanto pursuant to which Landec would continue to be the exclusive supplier of Intellicoat polymer materials to Monsanto.

4.	License Agreements

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company.  Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  Landec would also receive royalties on the sale of products incorporating Landec’s technology.  In addition, the Company received shares of preferred stock originally valued at $1.3 million which represented a 19.9% ownership interest in Aesthetic Sciences as of December 2005.

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone.  In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock originally valued at $481,000.  The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences.  During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of May 30, 2010 and May 31, 2009.  In July 2010, Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the recent sale, the Company has determined that its investment is other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010, which is included in other expense.  The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment losses, is $782,000 and is included in other non current assets.

4.	License Agreements (continued)

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”).  Landec agreed to provide research and development support to Air Products for three years with a mutual option for two additional years.  The license fees were recognized as license revenue over a three year period beginning March 2006.  In addition, in accordance with the agreement, Landec receives 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.  In 2008, an amendment was entered into by the Company whereby certain technology applications were re-acquired as well as the elimination of an existing contract claim in order to refine the existing relationship.  As a result, the Company recorded a $600,000 expense to selling, general and administrative expense during the year ended May 25, 2008.  The Company recognized $600,000 in license revenues under this agreement in fiscal year 2009 and $800,000 in license revenues under this agreement during fiscal year 2008.  During fiscal years 2010, 2009 and 2008 the Company recognized $539,000, $1.1 million and $528,000, respectively, for its share of the gross profits realized from the sale of Intelimer-based products by Air Products.

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita, which terminates in December 2011 (Chiquita has a five year renewal option), requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified by Chiquita in November 2009 that Chiquita wanted to maintain its exclusive license for calendar year 2010 and thus agreed at that time to pay the minimum gross profit for calendar year 2010.  During fiscal years 2010, 2009 and 2008, the Company recognized $2.2 million, $2.2 million and $2.9 million, respectively, of gross profits from the Chiquita agreement.

5.	Repurchase of Subsidiary Common Stock and Options

On August 7, 2007, Landec repurchased all of the outstanding common stock and options of Apio not owned by Landec at the fair market value of each share as if all options had been exercised on that date.  The fair market value repurchase price for all of Apio’s common stock and options not owned by Landec was $20.8 million.  After the repurchase, Apio became a wholly owned subsidiary of Landec.  In accordance with accounting guidance, this repurchase did not result in additional compensation expense to the Company as all of the options repurchased were fully vested at the time of the repurchase and the consideration paid was equal to the fair value.  The repurchase of Apio options for $19.7 million was recorded as a reduction to equity and the repurchase of Apio’s common stock not owned by Landec for $1.1 million was recorded to goodwill in accordance with accounting guidance.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):
	Years of
	Useful Life	May 30, 2010	May 31, 2009
Land and building	15-30	$41,990	$18,225
Leasehold improvements	3-20	1,111	952
Computer, capitalized software, machinery, equipment and auto	3-7	31,869	24,162
Furniture and fixtures	5-7	411	349
Construction in process		618	1,818
Gross property and equipment		75,999	45,506
Less accumulated depreciation and amortization		(25,838)	(22,763)
Net property and equipment		$50,161	$22,743

6.	Property and Equipment (continued)

          Depreciation and amortization expense for the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008 was $3.4 million, $3.1 million and $3.2 million, respectively.  There was no equipment under capital leases at May 30, 2010 or May 31, 2009.  Amortization related to capitalized software was $39,000, $175,000 and $400,000 for fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008, respectively.  The unamortized computer software costs at May 30, 2010 and May 31, 2009 were $260,000 and $299,000, respectively.

7.	Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008 by reportable segment, are as follows (in thousands):
	Food Products Technology	Technology Licensing	Hyaluronan- based Biomaterials	Total

Balance as of May 27, 2007	$21,402	$—	$—	$21,402
Goodwill acquired/reclassified during the period	1,172	4,780	—	5,952
Balance as of May 25, 2008	22,574	4,780	—	27,354
Goodwill acquired during the period	7	—	—	7
Balance as of May 31, 2009	22,581	4,780	—	27,361
Goodwill acquired during the period	—	—	13,793	13,793
Balance as of May 30, 2010	$22,581	$4,780	$13,793	$41,154

Information regarding Landec’s other intangible assets is as follows (in thousands):
	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 27, 2007	$8,228	$—	$8,228
Amortization expense	—	—	—
Balance as of May 25, 2008	8,228	—	8,228
Amortization expense	—	—	—
Balance as of May 31, 2009	8,228	—	8,228
Acquired during the period	4,200	3,700	7,900
Amortization expense	—	(26)	(26)
Balance as of May 30, 2010	$12,428	$3,674	$16,102

Accumulated amortization as of May 30, 2010, May 31, 2009 and May 25, 2008 was $3.4 million.  The amortization expense for fiscal years 2011 through 2022 will be $308,000 per year.

8.	Stockholders’ Equity

On November 6, 2008, the Company reincorporated from California to Delaware.  As a result of this reincorporation, the Company has established an additional paid-in capital account and reclassified as of May 27, 2007, $129.5 million from Common Stock to additional paid-in capital.

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 30, 2010 has no outstanding preferred stock.

8.	Stockholders’ Equity (continued)

Common Stock and Stock Option Plans

At May 30, 2010, the Company had 3.7 million common shares reserved for future issuance under Landec equity incentive plans.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.
The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 1.9 million shares of the Company’s Common Stock (“Shares”) are available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.
On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective. The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates eligible to participate in the 2005 Plan. The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 30, 2010, 733,416 shares and options to purchase shares were outstanding. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.
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

8.	Stockholders’ Equity (continued)

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

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSU’s and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price (FairValue)
Balance at May 27, 2007	706,731	38,335	$8.86	2,061,337	$5.14
Granted	(139,335)	34,835	$13.32	104,500	$13.32
Awarded/Exercised	—	(10,002)	$8.86	(267,148)	$4.57
Forfeited	—	—	—	(1,739)	$3.80
Balance at May 25, 2008	567,396	63,168	$11.32	1,896,950	$5.68
Granted	(506,254)	127,504	$6.62	378,750	$6.62
Awarded/Exercised	—	(10,002)	$13.32	(331,950)	$3.66
Forfeited	14,875	(3,666)	$7.45	(11,209)	$8.59
Plan shares expired	(209)	—	—	—	—
Balance at May 31, 2009	75,808	177,004	$7.88	1,932,541	$6.19
Additional shares reserved	1,900,000	―
Granted	(1,195,189)	309,439	$5.80	885,750	$5.78
Awarded/Exercised	—	(51,671)	$8.11	(190,962)	$4.32
Forfeited	2,000	(1,000)	$13.32	(1,000)	$13.32
Plan shares expired	―	—	—	(169,500)	$7.01
Terminated plan	(16,975)	―	―	―	―
Balance at May 30, 2010	765,644	433,772	$6.35	2,456,829	$6.18

Included in exercises for fiscal years 2010, 2009 and 2008 are 4,634, 171,380 and 11,995 options, respectively, that were exercised through a net share settlement transaction (no cash) to pay for the exercise price of the options and the related taxes due on the exercise.

The following table summarizes information concerning stock options outstanding and exercisable at May 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)
$ 1.660 - $3.800	366,385	1.44	$3.30	$1,060,221	366,385	$3.30	$1,060,221
$ 4.094 - $6.130	986,194	5.46	$5.73	$457,769	348,444	$5.90	$100,629
$ 6.190 - $8.860	1,008,750	5.23	$6.87	$—	610,207	$7.24	$—
$ 13.32 - $13.32	95,500	4.08	$13.32	$—	88,124	$13.32	$—
$ 1.660 - $13.32	2,456,829	4.76	$6.18	$1,517,990	1,413,160	$6.36	$1,160,850

The weighted average remaining contractual life of options exercisable as of May 30, 2010 was 3.23 years.

At May 30, 2010 and May 31, 2009 options to purchase 1,413,160 and 1,602,633 shares of Landec’s Common Stock were vested, respectively.  No options have been exercised prior to being vested.

8.	Stockholders’ Equity (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.19 on May 28, 2010, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 30, 2010, was approximately 715,000 shares.  The aggregate intrinsic value of stock options exercised during the fiscal year 2010 was $825,000.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 30, 2010:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 31, 2009	329,908	$2.72	177,004	$7.88
Granted	885,750	$2.37	309,439	$5.80
Vested/Awarded	(170,989)	$2.99	(51,671)	$8.11
Forfeited	(1,000)	$6.44	(1,000)	$13.32
Unvested at May 30, 2010	1,043,669	$2.72	433,772	$6.35

As of May 30, 2010, there was $4.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.6 years for stock options and 1.7 years for restricted stock awards.

9.	Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.   All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRB”).  These bonds were assumed by Landec in the acquisition of Lifecore (see Note 2).  The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.50%.

The Credit Agreement and the IRB contain certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  As of May 30, 2010, the Company was in compliance with all covenants.

Long-term debt consists of the following (in thousands):
	May 30, 2010	May 31, 2009
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	$19,667	$—
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (2.56% at May 30, 2010)	4,103	—
Total	23,770	—
Less current portion	(4,521)	—
Long-term portion	$19,249	$—

9.	Debt (continued)

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):
	Wells Fargo	IRB	Total
FY2011	$4,000	$521	$4,521
FY2012	4,000	338	4,338
FY2013	4,000	351	4,351
FY2014	4,000	362	4,362
FY2015	3,667	372	4,039
Thereafter	—	2,159	2,159
	$19,667	$4,103	$23,770

The maturities on the IRB are held in a sinking fund account, recorded in Other Current Asset in the accompanying Consolidated Balance Sheets, and is paid out each year on September 1st.

10.	Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its Credit Agreement with Wells Fargo (see Note 9).  Interest on all of the Company’s borrowings under its Credit Agreement is based upon variable interest rates.  As of May 30, 2010, the Company had borrowings of $19.7 million outstanding under its Credit Agreement which bear interest at a rate equal to the one-month LIBOR plus 2%.  As of May 30, 2010, the interest rate on borrowings under the Credit Agreement was accruing at 2.375%.

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company’s Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of May 30, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $179,000, net of taxes of $105,000, as a result of the interest rate swap.  The unrealized loss was based Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities as of May 30, 2010.

11.	Income Taxes

The provision for income taxes consisted of the following (in thousands):
	Year ended	Year ended	Year ended
	May 30, 2010	May 31, 2009	May 25, 2008
Current:
Federal	$844	$2,217	$1,557
State	170	883	2,408
Total	1,014	3,100	3,965
Deferred:
Federal	3,186	2,060	233
State	62	451	(844)
Total	3,248	2,511	(611)
Income tax expense	$4,262	$5,611	$3,354

11.	Income Taxes (continued)

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):
	Year Ended May 30, 2010	Year Ended May 31, 2009	Year Ended May 25, 2008
Provision at U.S. statutory rate (1)	$2,886	$4,669	$5,914
State income taxes, net of federal benefit	217	1,023	1,152
Change in valuation allowance	390	—	(3,647)
Tax-exempt interest	(209)	(196)	—
Tax credit carryforwards	(102)	(159)	(510)
Transaction Costs	982
Other	98	274	445
Total	$4,262	$5,611	$3,354
(1) Statutory rate was 35% for fiscal years 2010, 2009 and 2008.

The decrease in the income tax expense in fiscal year 2010 compared to fiscal years 2009 is due to a 37% decrease in net income before taxes partially offset by an increase in the Company’s effective tax rate to 51% in fiscal year 2010 up from 42% in fiscal year 2009.  The increase in the income tax expense in fiscal year 2009 compared to fiscal year 2008 is due to an increase in the Company’s effective tax rate to 42% in fiscal year 2009 up from 20% in fiscal year 2008 partially offset by a 20% decrease in net income before taxes in fiscal year 2009 compared to fiscal year 2008.  These changes in the Company’s income tax expense are due to fully utilizing the Company’s net operating loss carryforwards and tax credits during fiscal years 2009 and 2008 and accounting for acquisition related costs associated with the Lifecore acquisition in fiscal year 2010.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 30, 2010	May 31, 2009
Deferred tax assets:
Research and AMT credit carryforwards	$705	$643
Accruals and reserves, not currently deductible for tax	1,528	2,161
Stock-based compensation	605	543
Other	344	234
Gross deferred tax assets	3,182	3,581
Valuation allowance	(390)	—
Net deferred tax assets	2,792	3,581

Deferred tax liabilities:
Depreciation and amortization	(2,425)	(253)
Goodwill and other indefinite life intangibles	(7,906)	(5,286)
Deferred tax liabilities	(10,331)	(5,539)

Net deferred tax (liabilities) assets	$(7,539)	$(1,958)

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $390,000 should be recorded as a result of a book impairment loss on the Company’s investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.

11.	Income Taxes (continued)

As of May 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $14.6 million and $5.4 million, respectively. These losses expire in different periods through 2021, if not utilized. Such net operating losses consist of excess tax benefits from employee stock options exercises and have not been recorded in the Company’s deferred tax assets. The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

The Company also had federal and state research and development tax credits carryforwards of approximately $1.8 million and $1.5 million, respectively.  The research and development tax credit carryforwards expire in different periods through 2030 for federal purposes and have an unlimited carryforward period for state purposes.  Furthermore, the Company has federal alternative minimum tax credits of approximately $690,000 that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and the derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May30, 2010	May 31, 2009	May 25, 2008
Unrecognized tax benefits – beginning of the period	$619	$679	$278
Gross increases – tax positions in prior period	138	16	86
Gross decreases – tax positions in prior period	(203)	(51)	—
Gross increases – current-period tax positions	332	14	315
Settlements	(18)	(39)	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits – end of the period	$868	$619	$679

The unrecognized tax benefits at May 30, 2010, May 31, 2009 and May 25, 2008  was $868,000, $619,000 and $679,000, of which $708,000, $549,000 and $599,000, respectively, will impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 30, 2010. Additionally, the Company does not expect a material changes in its unrecognized tax benefits within the next 12 months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1994 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

12.	Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through 2016.

12.	Commitments and Contingencies (continued)

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 30, 2010 are as follows (in thousands):

Amount
FY2011	$676
FY2012	390
FY2013	314
FY2014	240
FY2015	248
Thereafter	410
$2,278

Rent expense for operating leases, including month to month arrangements was $1.5 million for the fiscal year ended May 30, 2010, $1.6 million for the fiscal year ended May 31, 2009 and $1.5 million for the fiscal year ended May 25, 2008.

Employment Agreements

Landec has entered into employment agreements with certain key employees.  These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries.  The accrued incentive bonuses amounted to $359,000 at May 30, 2010 and $308,000 at May 31, 2009.

Licensing Agreement

In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names.  Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make annual payments of $100,000 for fiscal years 2011 and 2012.

Purchase Commitments

At May 30, 2010, the Company was committed to purchase $5.0 million of produce during fiscal year 2011 in accordance with contractual terms.  Payments of $8.2 million were made in fiscal year 2010 under these arrangements.

13.	Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds.  Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary.  In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary.  In June 2006, the Company again amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed.  Participants are at all times fully vested in their contributions.  The Company's contribution vests over a four-year period at a rate of 25% per year.  The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan.  For the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008,  the Company contributed $368,000, $341,000 and $352,000, respectively, to the Landec Plan.

14.	Business Segment Reporting

Landec operates in four business segments: the Food Products Technology segment, the Commodity Trading segment, the Hyaluronan-based Biomaterials segment and the Technology Licensing segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Commodity Trading segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The Hyaluronan-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans for medical use in the Ophthalmic, Orthopedic and Veterinary markets.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses.  All of the assets of the Company are located within the United States of America.  The Company’s international sales are primarily to Canada, Taiwan, Indonesia, China and Japan.  Operations and identifiable assets by business segment consisted of the following (in thousands):

Fiscal Year Ended May 30, 2010	Food Products Technology	Trading	Hyaluronan- based Biomaterials		Technology Licensing		Corporate		TOTAL
Net sales	$175,046	$54,926		$1,457		$6,795		$—	$238,224
International sales	$15,714	$52,319		$603	$	―	$	―	$68,636
Gross profit	$22,514	$3,906		$815		$6,531		$—	$33,766
Net income (loss)	$11,051	$1,789		$13		$2,745		$(11,614)	$3,984
Identifiable assets	$75,280	$13,979		$79,604		$11,848		$19,486	$200,197
Depreciation and amortization	$3,055	$8		$141		$160		$—	$3,364
Capital expenditures	$4,212	$—		$739		$241		$—	$5,192
Interest income	$223	$—		$8		$—		$603	$834
Interest expense	$12	$—		$76		$—		$—	$88
Income tax expense	$—	$—		$—		$—		$4,262	$4,262

Fiscal Year Ended May 31, 2009
Net sales	$168,256	$60,445	$	―		$7,237		$—	$235,938
International sales	$14,393	$55,267	$	―	$	―	$	―	$69,660
Gross profit	$23,386	$3,657	$	―		$7,237		$—	$34,280
Net income (loss)	$11,279	$1,555	$	―		$4,893		$(9,997)	$7,730
Identifiable assets	$75,466	$14,329	$	―		$12,278		$51,425	$153,498
Depreciation and amortization	$2,947	$14	$	―		$178		$—	$3,139
Capital expenditures	$4,367	$—	$	―		$209		$—	$4,576
Interest income	$385	$—	$	―		$—		$921	$1,306
Interest expense	$8	$—	$	―		$—		$—	$8
Income tax expense	$—	$—	$	―		$—		$5,611	$5,611

Fiscal Year Ended May 25, 2008
Net sales	$171,194	$60,414	$	―		$6,919		$—	$238,527
International sales	$15,703	$56,191	$	―	$	―	$	―	$71,894
Gross profit	$27,860	$3,449	$	―		$6,919		$—	$38,228
Net income (loss)	$14,844	$1,406	$	―		$4,919		$(7,627)	$13,542
Identifiable assets	$81,945	$16,128	$	―		$11,011		$40,873	$149,957
Depreciation and amortization	$2,970	$20	$	―		$214		$—	$3,204
Capital expenditures	$4,051	$—	$	―		$189		$—	$4,240
Interest income	$522	$—	$	―		$—		$1,697	$2,219
Interest expense	$22	$—	$	―		$—		$—	$22
Income tax expense	$—	$—	$	―		$—		$3,354	$3,354

15.	Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2010, 2009 and 2008 (in thousands, except for per share amounts):

FY 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2010
Revenues	$60,943	$60,933	$58,133	$58,215	$238,224
Gross profit	$8,870	$7,417	$8,127	$9,352	$33,766
Net income	$2,184	$1,534	$1,734	$(1,468)	$3,984
Net income per basic share	$0.08	$0.06	$0.07	$(0.06)	$0.15
Net income per diluted share	$0.08	$0.06	$0.07	$(0.06)	$0.15

FY 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2009
Revenues	$71,753	$58,038	$53,911	$52,236	$235,938
Gross profit	$10,123	$7,557	$7,591	$9,009	$34,280
Net income	$2,839	$1,498	$1,540	$1,853	$7,730
Net income per basic share	$0.11	$0.06	$0.06	$0.07	$0.30
Net income per diluted share	$0.11	$0.06	$0.06	$0.07	$0.29

FY 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2008
Revenues	$62,659	$58,961	$59,607	$57,300	$238,527
Gross profit	$8,974	$8,857	$10,746	$9,651	$38,228
Net income	$3,077	$3,125	$3,966	$3,374	$13,542
Net income per basic share	$0.12	$0.12	$0.15	$0.13	$0.52
Net income per diluted share	$0.11	$0.12	$0.15	$0.13	$0.50

16.	Subsequent Events

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows the Company to repurchase up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.

On July 16, 2010, Aesthetic Science sold the rights to its Smartfil™ Injector System.  The Company evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the agreement, the Company has determined that its investment is other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010.

On August 9, 2010, the Company amended its Credit Agreement with Wells Fargo to amend certain financial covenants.

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
10.12#
License and research and development agreement between the Registrant and Air Products and Chemicals, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.13*	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.14*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.15*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.16*	Form of Stock Unit Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.17*	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.18
License, Supply and R&D Agreement dated as of December 1, 2006 by and among the Registrant, Landec Ag and Monsanto Company, incorporated herein by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-K dated December 6, 2006.

10.19
Amendment No. 1 to the License, Supply and R&D Agreement dated May 29, 2009 by and among the Registrant, Landec Ag and Monsanto Company, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated June 1, 2009.

Exhibit Number:	Exhibit Title

10.20
Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

10.21*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.22*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.23*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.24*	Form of Stock Unit Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.25*	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.26*
First Amendment to Executive Employment between the Registrant and Gary Steele dated as of December 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2009.

10.27
Stock Purchase Agreement by and among the Registrant, Lifecore Biomedical, Inc., Lifecore Biomedical, LLC and Warburg Pincus Private Equity IX, L.P., dated April 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

10.28
Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated April 30, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

10.29
Continuing Guaranty Agreement by and between the Registrant and Wells Fargo Bank, N.A., dated April 30, 2010, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

10.29*	2011 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2010.

10.30+	Amendment No. 1 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated August 9, 2010.

16.1
Letter from McGladrey & Pullen, LLP, dated June 23, 2008 regarding change in independent registered public accounting firm, incorporated herein by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K/A dated June 25, 2008.

Exhibit Number:	Exhibit Title
21.1	Subsidiaries of the Registrant	State of Incorporation
	Landec Ag, LLC	Delaware
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See page 89

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 12, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2010
/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2010
/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 12, 2010

/s/ Robert Tobin
Robert Tobin	Director	August 12, 2010

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	August 12, 2010

/s/ Frederick Frank
Frederick Frank	Director	August 12, 2010

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 12, 2010

/s/ Richard S. Schneider, Ph.D
Richard S. Schneider, Ph.D	Director	August 12, 2010

/s/ Steven Goldby
Steven Goldby	Director	August 12, 2010

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	August 12, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.30	Amendment No. 1 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated August 9, 2010.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See page 89.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.