Form 10-Q
period 2010-08-29
LANDEC CORP \CA\
filed 2010-10-01
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 29, 2010, or

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
Yes ☐             No ☒

As of September 20, 2010, there were 26,441,778 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 29, 2010

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)
	August 29, 2010	May 30, 2010
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$9,898	$27,817
Marketable securities	40,736	20,421
Accounts receivable, less allowance for doubtful accounts of $169 and $189 at August 29, 2010 and May 30, 2010, respectively	19,619	18,637
Accounts receivable, related party	634	729
Income taxes receivable	669	739
Inventories, net	18,070	16,107
Notes and advances receivable	701	241
Deferred taxes	1,364	1,262
Prepaid expenses and other current assets	2,227	2,989
Total Current Assets	93,918	88,942

Property and equipment, net	50,573	50,161
Goodwill, net	41,189	41,154
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,597	3,674
Other assets	4,024	3,838
Total Assets	$205,729	$200,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,743	$14,354
Related party accounts payable	511	349
Accrued compensation	2,046	2,043
Other accrued liabilities	2,946	3,277
Deferred revenue	2,704	3,391
Current portion of long-term debt	4,329	4,521
Total Current Liabilities	30,279	27,935

Long-term debt	18,826	19,249
Deferred revenue	500	1,000
Deferred taxes	9,278	8,801
Other non-current liabilities	11,172	10,737
Total Liabilities	70,055	67,722
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,441,778 and 26,490,259 shares issued and outstanding at August 29, 2010 and May 30, 2010, respectively	27	27
Additional paid-in capital	118,678	117,730
Accumulated other comprehensive loss	(331)	(179)
Retained earnings	15,510	13,206
Total Stockholders’ Equity	133,884	130,784
Noncontrolling interest	1,790	1,691
Total Equity	135,674	132,475
Total Liabilities and Stockholders’ Equity	$205,729	$200,197
(1)  Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 29,	August 30,
	2010	2009
Revenues:
Product sales	$62,261	$58,392
Services revenue, related party	1,065	1,166
License fees	1,350	1,350
Research, development and royalty revenues	277	35
Total revenues	64,953	60,943

Cost of revenue:
Cost of product sales	50,724	50,106
Cost of product sales, related party	1,562	1,066
Cost of services revenue	850	901
Total cost of revenue	53,136	52,073

Gross profit	11,817	8,870

Operating costs and expenses:
Research and development	2,232	939
Selling, general and administrative	5,652	4,570
Total operating costs and expenses	7,884	5,509
Operating income	3,933	3,361

Interest income	107	288
Interest expense	(227)	(1)
Other expense	(58)	—
Net income before taxes	3,755	3,648
Income tax expense	(1,352)	(1,282)
Consolidated net income	2,403	2,366
Non controlling interest	(99)	(182)
Net income applicable to Common Stockholders	$2,304	$2,184

Basic net income per share	$0.09	$0.08

Diluted net income per share	$0.09	$0.08

Shares used in per share computation
Basic	26,500	26,349
Diluted	26,719	26,716

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three months Ended
	August 29,	August 30,
	2010	2009
Cash flows from operating activities:
Net income applicable to Common Stockholders	$2,304	$2,184
Adjustments. to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,306	762
Stock-based compensation expense	506	220
Tax benefit from stock-based compensation expense	(804)	(622)
Increase in long-term receivable	(200)	(200)
Deferred taxes	375	474
Non controlling interest	99	182
Changes in current assets and current liabilities:
Accounts receivable, net	(982)	(3,973)
Accounts receivable, related party	95	148
Income taxes receivable	874	—
Inventories, net	(1,963)	(2,610)
Issuance of notes and advances receivable	(774)	(23)
Collection of notes and advances receivable	314	187
Prepaid expenses and other current assets	762	390
Accounts payable	3,389	7,183
Related party accounts payable	162	85
Income taxes payable	—	793
Accrued compensation	3	565
Other accrued liabilities	104	(241)
Deferred revenue	(1,187)	(1,228)
Net cash provided by operating activities	4,383	4,276

Cash flows from investing activities:
Purchases of property and equipment	(1,676)	(1,344)
Purchase of marketable securities	(34,849)	(54,067)
Proceeds from maturities and sales of marketable securities	14,382	11,105
Net cash used in investing activities	(22,143)	(44,306)

Cash flows from financing activities:
Repurchase of outstanding common stock	(362)	—
Taxes paid by Company for stock swaps to cover taxes on RSUs	—	(53)
Tax benefit from stock-based compensation expense	804	622
Payments on long-term debt	(615)	—
Decrease in other assets	14	—
Net cash (used in) provided by financing activities	(159)	569
Net decrease in cash and cash equivalents	(17,919)	(39,461)
Cash and cash equivalents at beginning of period	27,817	43,459
Cash and cash equivalents at end of period	$9,898	$3,998

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,082	$622
Long-term receivable from Monsanto for guaranteed termination fee	$200	$200

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) Hyaluronan (“HA”) biopolymers.  The Company’s proprietary polymer technologies are the foundation, and a key differentiating advantage, upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary, Hyaluronan-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 29, 2010 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

The results of operations for the three months ended August 29, 2010 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Export business.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio, Lifecore and Landec Ag.  All material inter-company transactions and balances have been eliminated.

The Company follows accounting guidance which addresses the consolidation of variable interest entities ("VIEs").  Under the accounting guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs.  An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Under accounting guidance, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity's equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.  Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at August 29, 2010 and May 30, 2010 was $753,000 and $1.5 million, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $28.0 million of its marketable securities and those due in one to two years represent the remaining $12.7 million of the Company’s marketable securities as of August 29, 2010.  These investments are classified as marketable securities on the consolidated balance sheet as of August 29, 2010 and May 30, 2010 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three months ended August 29, 2010 and August 30, 2009.  During the three months ended August 29, 2010, the Company received proceeds of $4.9 million from the sale of marketable securities.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 29, 2010.

Investment in Non-Public Company

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.  Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its cost method investment for impairment, using a discounted cash flow analysis which included the terms of the purchase agreement.  Based on the terms of the agreement, the Company had determined that its investment in Aesthetic Sciences was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences of $792,000 at August 29, 2010 is reported as a component of other non current assets.

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

As of August 29, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.  As of August 29, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $331,000, net of taxes of $210,000, as a result of an interest rate swap agreement entered into during fiscal year 2010.  The unrealized loss was based on a Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of August 29, 2010 and May 30, 2010.  The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

New Accounting Pronouncements

Recently Adopted Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the VIE.  The Company adopted the new guidance on May 31, 2010 and such adoption did not have an impact on the Company’s results of operations or financial position for the three months ended August 29, 2010.

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company early adopted these standards as of May 31, 2010.  There will be no materially modified agreements as a result of the adoption.  The adoption did not have an impact on the Company’s results of operations or financial position for the three months ended August 29, 2010.

2.	Acquisition of Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  In addition, Lifecore has licensed a sodium hyaluronate cross-linking technology from The Cleveland Clinic Foundation designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments.  Furthermore, Lifecore is pursuing other development activities to utilize its fermentation and aseptic filling capabilities for non-hyaluronan based products.

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million that is held in an escrow account to secure the indemnification rights of Landec and other indemnities with respect to certain matters, including breaches of representations, warranties and covenants included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s right under the escrow agreement consist solely of its ability to file a claim against the escrow.  In addition, the Company may be required to pay in cash up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.

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

The following table summarizes the estimated fair values of Lifecore’s assets acquired and liabilities assumed and related deferred income taxes, effective April 30, 2010, the date the Company obtained control of Lifecore.  Changes to the fair values of the assets acquired and liabilities assumed may be recorded in future periods as the Company finalizes its estimates of the fair value (in thousands).

Cash and cash equivalents	$318
Accounts receivable, net	1,860
Inventories, net	9,009
Property and equipment	25,529
Other tangible assets	1,455
Intangible assets	7,900
Total identifiable assets acquired	46,071
Accounts payable and other liabilities	(2,983)
Long-term debt	(4,157)
Deferred taxes	(3,109)
Total liabilities assumed	(10,249)
Net identifiable assets acquired	35,822
Goodwill	13,828
Net assets acquired	$49,650

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates.  During the three months ended August 29, 2010, $162,000 of this step-up was charged to cost of products sold as the inventory was sold.  As of August 29, 2010, $269,000 of the step-up remained in inventory.

Intangible Assets

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.8 million, which represents the goodwill amount resulting from the acquisition which can be attributable to its long history and future prospects. None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary.  As of August 29, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Lifecore.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.7 million and $9.65 million, as of August 29, 2010 and May 30, 2010, respectively, and is classified as a non current liability in the Consolidated Balance Sheets.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company projects that it will pay the entire $10 million earn out during the third quarter of fiscal year 2012.

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

For each of the three months ended August 29, 2010 and August 30, 2009, Landec recognized $1.35 million in revenue from the Monsanto Agreement.

4.	Other License Agreements

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences whereby  Aesthetic Sciences paid Landec an upfront license fee of $250,000 for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  Landec would also receive royalties on the sale of products incorporating Landec’s technology.  In addition, the Company received shares of preferred stock originally valued at $1.3 million which represented a 19.9% ownership interest in Aesthetic Sciences as of December 2005.

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone.  In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock originally valued at $481,000.  The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences.  During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of August 29, 2010 and May 30, 2010.  Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the recent sale, the Company had determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences of $792,000 is included in other non current assets.

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

In June 2010, Apio entered into an exclusive license agreement with Windset Farms (“Windset”) for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“exclusive products”).  In accordance with the agreement, Apio received a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the exclusive products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the exclusive agreement.

5.	Stock-Based Compensation

In the three months ended August 29, 2010, the Company recognized stock-based compensation expense of $506,000 or $0.02 per basic and diluted share, which included $244,000 for restricted stock unit awards and $262,000 for stock option grants.  In the three months ended August 30, 2009, the Company recognized stock-based compensation expense of $220,000 or $0.01 per basic and diluted share, which included $119,000 for restricted stock unit awards and $101,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 29, 2010	Three Months Ended August 30, 2009
Research and development	$146,000	$49,000
Sales, general and administrative	360,000	171,000
Total stock-based compensation	$506,000	$220,000

As of August 29, 2010, there was $4.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans.  Total expense is expected to be recognized over the weighted-average period of 2.5 years for stock options and 2.4 years for restricted stock unit awards.

6.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income (in thousands, except per share amounts):
	Three Months Ended August 29, 2010	Three Months Ended August 30, 2009
Numerator:
Net income applicable to Common Stockholders	$2,304	$2,184

Denominator:
Weighted average shares for basic net income per share	26,500	26,349
Effect of dilutive securities:
Stock options and restricted stock units	219	367
Weighted average shares for diluted net income per share	26,719	26,716

Diluted net income per share	$0.09	$0.08

For the three months ended August 29, 2010 and August 30, 2009, the computation of the diluted net income per share excludes the impact of options to purchase 2.0 million shares and 881,613 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7.	Income Taxes

The estimated annual effective tax rate for fiscal year 2011 is currently expected to be approximately 37%. The provision for income taxes for the three months ended August 29, 2010 was $1.4 million.

As of May 30, 2010, the Company had unrecognized tax benefits of approximately $868,000.  Included in the balance of unrecognized tax benefits as of May 30, 2010 is approximately $708,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of August 29, 2010 and May 30, 2010 as the amounts were not significant.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1994 forward for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually significant.

8.	Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of Lifecore in April 2010, our HA-based Biomaterials reporting unit, (ii) upon the acquisition of Apio in December 1999, which consists of our Food Products Technology and Export reporting units and (iii) from the repurchase of all non controlling interests in the common stock of Landec Ag in December 2006.  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisitions of Lifecore and Apio were allocated to our HA-based Biomaterials reporting unit and our Food Products Technology reporting unit, respectively, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  The consideration paid for the Export reporting unit approximated its fair market value at the time of acquisition, and therefore no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag non controlling interests.

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

The DCF associated with the Technology Licensing reporting unit is based on the Monsanto Agreement with Monsanto.  Under the Monsanto Agreement, Monsanto has agreed to pay Landec Ag a license fee of $2.6 million in cash per year for five years beginning in December 2006, and a fee of $4.0 million if Monsanto elects to terminate the Agreement, or $10.0 million if Monsanto elects to purchase the rights to the exclusive field.  If the purchase option is exercised before December 2011, or if Monsanto elects to terminate the Monsanto Agreement, all annual license fees that have not been paid to Landec Ag will become due upon the purchase or termination.  As of August 29, 2010, the fair value of the Technology Licensing reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  As of August 29, 2010, the fair value of the Food Products Technology reporting unit, as determined by the DCF approach, exceeded its book value, and therefore, no intangible asset impairment was deemed to exist.

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

9.           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 29, 2010	May 30, 2010
Raw materials	$6,586	$6,868
Work in progress	3,158	2,013
Finished goods	8,326	7,226
Total	$18,070	$16,107

10.          Debt

 On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.   All of Lifecore’s assets, valued at approximately $79 million as of August 29, 2010, have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

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

On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants.  As of August 29, 2010, the Company was in compliance with all covenants.

Long-term debt consists of the following (in thousands):
	August 29, 2010	May 30, 2010
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	$19,000	$19,667
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.50% and 2.56% at August 29, 2010 and May 30, 2010, respectively)	4,155	4,103
Total	23,155	23,770
Less current portion	(4,329)	(4,521)
Long-term portion	$18,826	$19,249

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current asset in the accompanying Consolidated Balance Sheets and is paid out each year on September 1st.

11.         Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its Credit Agreement with Wells Fargo (see Note 10).  Interest on all of the Company’s borrowings under its Credit Agreement is based upon variable interest rates.  As of August 29, 2010, the Company had borrowings of $19.0 million outstanding under its Credit Agreement which bear interest at a rate equal to the one-month LIBOR plus 2%.  As of August 29, 2010, the interest rate on borrowings under the Credit Agreement was accruing at 2.375%.

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company’s Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of August 29, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $331,000, net of taxes of $210,000, as a result of the interest rate swap.  The unrealized loss was based on Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities as of August 29, 2010 and May 30, 2010.

12.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons that supply produce to Apio, including the Apio Chairman.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of August 29, 2010 and May 30, 2010 and for the three months ended August 29, 2010 and August 30, 2009.

Apio's domestic commodity vegetable business was sold to Beachside Produce in 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three months ended August 29, 2010 and August 30, 2009, the Company recognized revenues of $183,000 and $210,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of August 29, 2010 and May 30, 2010.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.	Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive income for which Landec includes changes in unrealized gains and losses on its interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   For the three months ended August 29, 2010, the comprehensive loss from the unrealized loss on the interest rate swap, net of $105,000 of income taxes, was $152,000.  There was no comprehensive income or loss for the three months ended August 30, 2009.

14.         Stockholders’ Equity

During the three months ended August 29, 2010, 17,519 shares of Common Stock were issued upon the vesting of restricted stock units and upon the exercise of options under the Company’s equity plans.

During the three months ended August 29, 2010, the Company granted options to purchase 10,000 shares of common stock and 3,333 restricted stock unit awards.

As of August 29, 2010 the Company has reserved 3.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three months ended August 29, 2010, the Company repurchased on the open market 66,000 shares of its Common Stock for $362,000.

15.	Business Segment Reporting

Landec operates in four business segments: the Food Products Technology segment, the Export segment, the HA-based Biomaterials segment and the Technology Licensing segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans for medical use in the ophthalmic, orthopedic and veterinary markets.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses.  All of the assets of the Company are located within the United States of America.  The Company’s international sales are primarily to Europe, Canada, Taiwan, Indonesia, China and Japan.  Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 29, 2010	Food Products Technology	Export	HA-based Biomaterials		Technology Licensing	Corporate	TOTAL
Net sales	$40,558	$16,483		$6,385	$1,527	$—	$64,953
International sales	$4,605	$16,446		$4,433	$—	$—	$25,484
Gross profit	$6,363	$932		$2,995	$1,527	$—	$11,817
Net income (loss)	$3,603	$377		$694	$572	$(2,942)	$2,304
Depreciation and amortization	$783	$2		$484	$37	$—	$1,306
Interest income	$29	$—		$26	$—	$52	$107
Interest expense	$2	$—		$225	$—	$—	$227
Income tax expense	$—	$—		$—	$—	$1,352	$1,352

Three Months Ended August 30, 2009
Net sales	$41,856	$17,702	$	―	$1,385	$—	$60,943
International sales	$3,436	$15,950	$	―	$—	$—	$19,386
Gross profit	$6,381	$1,104	$	―	$1,385	$—	$8,870
Net income (loss)	$3,398	$578	$	―	$740	$(2,532)	$2,184
Depreciation and amortization	$716	$3	$	―	$43	$—	$762
Interest income	$32	$—	$	―	$—	$256	$288
Interest expense	$1	$—	$	―	$—	$—	$1
Income tax expense	$—	$—	$	―	$—	$1,282	$1,282

During the three months ended August 29, 2010 and August 30, 2009, sales to the Company’s top five customers accounted for 42% and 50%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 15% and 19% for the three months ended August 29, 2010 and August 30, 2009, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

16.         Subsequent Events

On September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I—Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and, in particular any factors described below in Part II-Item 1A of this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2010.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 30, 2010 filed with the Securities and Exchange Commission on August 12, 2010.

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

After the acquisition of Lifecore Biomedical, Inc. (“Lifecore”) on April 30, 2010, Landec now has four core businesses – Food Products Technology, Export, HA-based Biomaterials and Technology Licensing, each of which is described below.

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

Apio also operates the Export business through its Cal Ex Trading Company (“Cal-Ex”).  The Export business purchases and sells whole fruit and vegetable products to predominantly Asian markets.

Our newly acquired wholly-owned subsidiary, Lifecore, operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  Lifecore’s products are primarily sold to three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its proprietary fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and its proprietary aseptic filling capabilities to deliver HA finished goods to its customers.  Lifecore also manufactures and sells its own HA-based finished goods.  Lifecore is known in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small marketing or sales capability.

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

Description of Core Business

Landec participates in four core business segments:  Apio, Inc. with the Food Products Technology and Export businesses, Lifecore Biomedical, Inc., with Hyaluronan-based Biomaterials business and Landec’s Technology Licensing business.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay® membranes in 1996 for use in the fresh-cut produce packaging market, one of the fastest growing segments in the produce industry.  Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  The resulting products are referred to as “value-added” products.  During the fiscal year ended May 30, 2010, Apio shipped nearly seventeen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Canada.

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

Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 136,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology.  Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 12 new products.

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

In fiscal year 2008, the Company expanded the use of its BreatheWay technology to include avocados and mangos under an expanded licensing agreement with Chiquita.  Commercial sales of avocados packaged in Landec’s BreatheWay packaging into the food service industry began late in fiscal year 2008 and commercial retail sales began in fiscal year 2010.

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

Export Business

Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex.  The Export business is a buy/sell business that realizes a commission-based margin on average in the 6-7% range.

Hyaluronan-based Biomaterials Business

Our HA-based Biomaterials business, operated through our Lifecore subsidiary, was acquired by Landec on April 30, 2010.

Lifecore intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage our expertise in HA manufacture and syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

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

•           Expand medical applications for hyaluronan.  Due to the growing knowledge of the unique characteristics of HA and the role it plays in normal physiology, Lifecore continues to identify and pursue further uses for HA in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

•           License HA technology from third parties.  Lifecore currently has no commercial products using cross-linking technology and as a result, Lifecore entered into a world-wide exclusive license and development agreement with the Cleveland Clinic Foundation to develop and commercialize HA-based products and related applications. The license is for patented HA-based cross-linking technology, CorgelTM Biohydrogel products,  that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields. Given the broad number of applications, Lifecore anticipates that it will sublicense the technology for certain applications while retaining manufacturing rights.

•           Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities.  Lifecore will continue to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

•           Maintain flexibility in product development and supply relationships.  Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to manufacturing of aseptically-packaged, finished sterile products to developing and manufacturing its own proprietary products.

Technology Licensing Businesses

The Technology and Market Opportunity: Intellicoat Seed Coatings

Following the sale of FCD, Landec Ag’s strategy has been to work closely with Monsanto to further develop our patented, functional polymer coating technology for sale and/or licensing to the seed industry.  In accordance with its license and supply agreement with Monsanto, Landec Ag is currently focused on commercializing products for the seed corn market and then plans to broaden the technology to other seed crop applications.

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care.  The Company's partner, Air Products, is currently shipping products to L’Oreal, The Mentholatum Company and other companies for use in lotions and creams.  The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights.

Intelimer Drug Delivery Polymers

Landec has been developing both biodegradable and non-biodegradable polymers for use in drug delivery applications targeting the use of its highly crystalline polymers and the tunable physical properties to minimize or eliminate burst, extend drug release profiles and deliver novel valuable properties to the pharma industry.

Results of Operations

Revenues (in thousands):

	Three months ended 8/29/10	Three months ended 8/30/09	Change
Apio Value Added	$39,645	$41,292	(4)%
Apio Packaging	913	564	62%
Food Technology	40,558	41,856	(3)%
Export	16,483	17,702	(7)%
Total Apio	57,041	59,558	(4)%
HA	6,385	—	N/M
Tech. Licensing	1,527	1,385	10%
Total Revenues	$64,953	$60,943	7%

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

The decrease in Apio’s value-added revenues for the three months ended August 29, 2010 compared to the first quarter of last year was primarily due to a decrease in value-added unit sales volumes of 7% partially offset by a product mix change to greater sales of higher priced tray products from lower priced bag products compared to the same period last year.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The increase in Apio packaging revenues for the three months ended August 29, 2010 compared to the same period last year was primarily due to the sale of BreatheWay membranes to Chiquita for use on avocado applications.

Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s export business for the three months ended August 29, 2010 compared to the same period last year was due to the discontinuation of the domestic buy/sell business at the end of fiscal year 2010, resulting in $1.7 million of lower domestic sales partially offset by a $494,000 increase in export sales.

Hyaluronan-based (“HA”) Biomaterials

The Company’s Lifecore subsidiary principally generates revenue through the sale of products containing HA.  Lifecore was acquired on April 30, 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in Technology Licensing revenues for the three months ended August 29, 2010 compared to the same period of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 8/29/10	Three months ended 8/30/09	Change
Apio Value Added	$5,611	$5,865	(4)%
Apio Packaging	752	516	46%
Food Technology	6,363	6,381	(0)%
Export	932	1,104	(16)%
Total Apio	7,295	7,485	(3)%
HA	2,995	—	N/M
Tech. Licensing	1,527	1,385	10%
Total Gross Profit	$11,817	$8,870	33%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the first quarter of fiscal year 2011 compared to the same period last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaged vegetable business for the three months ended August 29, 2010 compared to the same period last year was primarily due to the 4% decrease in revenues.

Apio Packaging

The increase in gross profit for Apio Packaging for the three months ended August 29, 2010 compared to the same period last year was primarily due to the sale of BreatheWay membranes to Chiquita for use on avocado applications.

Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 6-7% range.  The decrease in gross profit for Apio’s export business during the three months ended August 29, 2010 compared to the same period last year was due to the 7% decrease in revenues and from a change in the mix of export products that resulted in lower per unit margins.

HA-based Biomaterials

Lifecore was acquired on April 30, 2010.

Technology Licensing

The increase in Technology Licensing gross profit for the three months ended August 29, 2010 compared to the same period of the prior year was due to increased royalty revenues from Air Products and Nitta.

Operating Expenses (in thousands):

	Three months ended 8/29/10	Three months ended 8/30/09	Change
Research and Development:
Apio	$223	$294	(24)%
HA	1,054	—	N/M
Tech. Licensing	955	645	48%
Total R&D	$2,232	$939	138%

Selling, General and Administrative:
Apio	$3,021	$3,063	(1)%
HA	989	—	N/M
Corporate	1,642	1,507	9%
Total S,G&A	$5,652	$4,570	24%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the HA business, the research and development efforts are focused on new products and applications for HA-based biomaterials.  In the Technology Licensing business, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and HA.

The increase in research and development expenses for the three months ended August 29, 2010 compared to the same period last year was primarily due to the research and development expenses for Lifecore and from an increase in scientific staff at Corporate to support the development of new product applications.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three months ended August 29, 2010 compared to the same period last year was primarily due to the selling, general and administrative expenses for Lifecore.

Other (in thousands):

	Three months ended 8/29/10	Three months ended 8/30/09	Change
Interest Income	$107	$288	(63)%
Interest Expense	$(227)	$(1)	N/M
Other Expense	$(58)	$—	N/M
Income Taxes	$(1,352)	$(1,282)	5%
Non controlling interest	$(99)	$(182)	(46)%

Interest Income

The decrease in interest income for the three months ended August 29, 2010 compared to the same period last year was primarily due to less cash to investment due to the cash used to acquire Lifecore on April 30, 2010 and from lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the three months ended August 29, 2010 compared to the same period last year was due to the new credit facility entered into on April 30, 2010 in conjunction with the acquisition of Lifecore.

Other Expenses

The other expense is for the amortization of the discount on Lifecore’s earn out obligation (see Note 2).

Lifecore was acquired on April 30, 2010.

Income Taxes

The increase in the income tax expense is due to a 5% increase in net income before taxes during the three months ended August 29, 2010 compared to the same period last year.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest for the three months ended August 29, 2010 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 29, 2010, the Company had cash and cash equivalents of $9.9 million, a net decrease of $17.9 million from $27.8 million at May 30, 2010.

Cash Flow from Operating Activities

Landec generated $4.4 million of cash flow from operating activities during the three months ended August 29, 2010 compared to generating $4.3 million of cash flow from operating activities for the three months ended August 30, 2009. The primary sources of cash from operating activities during the three months ended August 29, 2010 were from (1) generating $2.3 million of net income, (2) non-cash related net expenses of $1.3 million and (3) a net increase of $797,000 in working capital.  The primary changes in working capital were (a) a $2.0 million increase in inventories resulting from the timing of receipts and the build up of inventories at Apio in advance of the holiday season, (b) a $3.4 million increase in accounts payable resulting from the timing of payments and the increase in cost of sales due to August 2009 cost of sales being higher than May 2009 cost of sales, and (c) a $1.2 million decrease in deferred revenue primarily due to recognizing $1.4 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first three months of fiscal year 2011.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 29, 2010 was $22.1 million compared to $44.3 million for the same period last year.  The primary uses of cash in investing activities during the first quarter of fiscal year 2011 were for the purchase of $1.7 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and the purchase of equipment at Lifecore to support the addition of new customers and from the net purchases of $20.5 million of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 29, 2010 was $159,000 compared to net cash provided by financing activities of $569,000 for the same period last year.  The use of cash in financing activities during the first quarter of fiscal year 2011 was primarily from $615,000 of long-term debt payments and the repurchase of $362,000 of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $804,000

Capital Expenditures

During the three months ended August 29, 2010, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and it purchased equipment to support the addition of new customers at Lifecore.  These expenditures represented the majority of the $1.7 million of capital expenditures.

Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt. On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to amend certain financial covenants.  As of August 29, 2010, $19.0 million was outstanding under the Credit Agreement.  The Company was in compliance with all financial covenants as of August 29, 2010.

On May 4, 2010, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the $20 million Credit Agreement so that the interest payable is effectively fixed at a rate of 4.24% (see Note 11).

Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended August 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation arising in the normal course of business.  The Company is currently not a party to any legal proceedings which management believes could result in the payment of any amounts that would be material to the business or financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 30, 2010 filed with the Securities and Exchange Commission on August 12, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table contains the Company’s stock repurchases of equity securities for the first quarter of the fiscal year 2011:

Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 May 30, 2010 to June 27, 2010	N/A	N/A	N/A	N/A
Month #2 June 28, 2010 to July 25, 2010	0	N/A	0	$10,000,000
Month #3 July 26, 2010 to August 29, 2010	66,000	$5.48	66,000	$9,638,000
TOTAL	66,000	$5.48	66,000	$9,638,000

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen weeks under a 4 week, 4 week and 5 week structure.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.  The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares purchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Exhibit Title:
10.31
Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

10.32+	Amendment No. 2 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated September 14, 2010.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/	Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:      October 1, 2010