Form 10-Q
period 2010-11-28
LANDEC CORP \CA\
filed 2011-01-06
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 28, 2010, or

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

As of December 21, 2010, there were 26,591,582 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 28, 2010

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	November 28, 2010	May 30, 2010
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,447	$27,817
Marketable securities	39,593	20,421
Accounts receivable, less allowance for doubtful accounts of $250 and $189 at November 28, 2010 and May 30, 2010, respectively	24,670	18,637
Accounts receivable, related party	461	729
Income taxes receivable	642	739
Inventories, net	19,744	16,107
Notes and advances receivable	1,169	241
Deferred taxes	1,363	1,262
Prepaid expenses and other current assets	1,459	2,989
Total Current Assets	94,548	88,942

Property, plant and equipment, net	51,130	50,161
Goodwill, net	41,189	41,154
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,519	3,674
Other assets	4,214	3,838
Total Assets	$207,028	$200,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,928	$14,354
Related party accounts payable	122	349
Accrued compensation	2,147	2,043
Other accrued liabilities	2,909	3,277
Deferred revenue	2,241	3,391
Current portion of long-term debt	4,329	4,521
Total Current Liabilities	30,676	27,935

Long-term debt	17,501	19,249
Deferred revenue	—	1,000
Deferred taxes	9,639	8,801
Other non-current liabilities	11,240	10,737
Total Liabilities	69,056	67,722

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,329,841 and 26,490,259 shares issued and outstanding at November 28, 2010 and May 30, 2010, respectively	27	27
Additional paid-in capital	119,154	117,730
Accumulated other comprehensive loss	(331)	(179)
Retained earnings	17,565	13,206
Total Stockholders’ Equity	136,415	130,784
Noncontrolling interest	1,557	1,691
Total Equity	137,972	132,475
Total Liabilities and Stockholders’ Equity	$207,028	$200,197
(1) Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28,	November 29,	November 28,	November 29,
	2010	2009	2010	2009
Revenues:
Product sales	$67,720	$58,490	$129,980	$116,882
Services revenue, related party	986	914	2,051	2,080
License fees	1,350	1,350	2,700	2,700
Research, development and royalty revenues	112	179	389	213
Total revenues	70,168	60,933	135,120	121,875

Cost of revenue:
Cost of product sales	56,478	52,009	107,202	102,115
Cost of product sales, related party	960	755	2,522	1,820
Cost of services revenue	875	752	1,725	1,653
Total cost of revenue	58,313	53,516	111,449	105,588

Gross profit	11,855	7,417	23,671	16,287

Operating costs and expenses:
Research and development	2,255	942	4,487	1,881
Selling, general and administrative	6,072	4,182	11,725	8,752
Total operating costs and expenses	8,327	5,124	16,212	10,633
Operating income	3,528	2,293	7,459	5,654

Interest income	117	266	224	554
Interest expense	(209)	(4)	(435)	(5)
Other expense	(44)	—	(102)	—
Net income before taxes	3,392	2,555	7,146	6,203
Income tax expense	(1,209)	(895)	(2,561)	(2,176)
Consolidated net income	2,183	1,660	4,585	4,027
Noncontrolling interest	(128)	(126)	(226)	(309)
Net income available to common stockholders	$2,055	$1,534	$4,359	$3,718

Basic net income per share	$0.08	$0.06	$0.17	$0.14

Diluted net income per share	$0.08	$0.06	$0.16	$0.14

Shares used in per share computation:
Basic	26,324	26,360	26,412	26,355
Diluted	26,560	26,676	26,639	26,670

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	November 28,	November 29,
	2010	2009
Cash flows from operating activities:
Net income applicable to Common Stockholders	$4,359	$3,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,602	1,541
Stock-based compensation expense	962	412
Tax benefit from stock-based compensation expense	(1,585)	(1,341)
Increase in long-term receivable	(400)	(400)
Noncontrolling interest	227	309
Deferred taxes	737	474
Changes in current assets and current liabilities:
Accounts receivable, net	(6,033)	(1,409)
Accounts receivable, related party	268	264
Income taxes receivable	1,682	—
Inventories, net	(3,637)	(953)
Issuance of notes and advances receivable	(1,565)	(1,363)
Collection of notes and advances receivable	637	333
Prepaid expenses and other current assets	1,530	364
Accounts payable	4,574	3,310
Related party accounts payable	(227)	(230)
Income taxes payable	—	1,421
Accrued compensation	104	(52)
Other accrued liabilities	(17)	230
Deferred revenue	(2,150)	(2,420)
Net cash provided by operating activities	2,068	4,208

Cash flows from investing activities:
Purchases of property and equipment	(3,450)	(3,159)
Purchase of marketable securities	(41,784)	(60,495)
Proceeds from maturities and sales of marketable securities	22,612	17,234
Net cash used in investing activities	(22,622)	(46,420)

Cash flows from financing activities:
Repurchase of outstanding common stock	(1,184)	—
Taxes paid by Company for stock swaps to cover taxes on RSUs	(49)	(53)
Proceeds from sale of common stock	109	17
Tax benefit from stock-based compensation	1,585	1,341
Payments on long-term debt	(1,940)	—
Decrease in other assets	24	—
Payments to minority interest holders	(361)	(330)
Net cash (used in) provided by financing activities	(1,816)	975
Net decrease in cash and cash equivalents	(22,370)	(41,237)
Cash and cash equivalents at beginning of period	27,817	43,459
Cash and cash equivalents at end of period	$5,447	$2,222
Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,585	$1,341
Long-term receivable from Monsanto for guaranteed termination fee	$400	$400
Unrealized loss from interest rate swap	$152	$—
See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s proprietary polymer technologies are the foundation, and a key differentiating advantage, upon which Landec has built its business. The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary, Hyaluronan-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 28, 2010 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

The results of operations for the six months ended November 28, 2010 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Export business.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. These securities consist mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries. Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities at November 28, 2010 and May 30, 2010 was $755,000 and $1.5 million, respectively. The Company classifies all debt securities with readily determined market values as “available for sale”. The contractual maturities of the Company's marketable securities that are due in less than one year represent $28.8 million of its marketable securities and those due in one to two years represent the remaining $10.8 million of the Company’s marketable securities as of November 28, 2010. These investments are classified as marketable securities on the consolidated balance sheet as of November 28, 2010 and May 30, 2010 and are carried at fair market value. Unrealized gains and losses are reported as a component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and six months ended November 28, 2010 and November 29, 2009. During the three and six months ended November 28, 2010, the Company received proceeds of $5.0 million and $9.9 million, respectively, from the sale of marketable securities. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments. For short-term instruments, the historical carrying amount is a reasonable estimate of fair value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 28, 2010.

Investment in Non-Public Company

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is carried at cost and adjusted for impairment losses. Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its cost method investment for impairment, using a discounted cash flow analysis which included the terms of the purchase agreement. Based on the terms of the agreement, the Company had determined that its investment in Aesthetic Sciences was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences of $792,000 at November 28, 2010 is reported as a component of other non current assets.

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

The accounting guidance established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

Level 1– observable inputs such as quoted prices for identical instruments in active markets.

Level 2– inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

Level 3– unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of November 28, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and marketable securities for which the fair value is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1. As of November 28, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $331,000, net of taxes of $210,000, as a result of an interest rate swap agreement entered into during fiscal year 2010. The unrealized loss was based on a Level 2 hierarchy for fair value measurements. If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings. The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months. The interest rate swap liability is included in other non-current liabilities as of November 28, 2010 and May 30, 2010. The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

New Accounting Pronouncements

Recently Adopted Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE. Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the VIE. The Company adopted the new guidance on May 31, 2010 and such adoption did not have an impact on the Company’s results of operations or financial position for the three and six months ended November 28, 2010.

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements". The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company early adopted these standards as of May 31, 2010. There have been no materially modified agreements since the adoption of the standard. The adoption did not have an impact on the Company’s results of operations or financial position for the three and six months ended November 28, 2010.

2.	Acquisition of Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets. Located in Chaska, Minnesota, Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota. Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans. In addition, Lifecore has licensed a sodium hyaluronate cross-linking technology from The Cleveland Clinic Foundation designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments. Furthermore, Lifecore is pursuing other development activities to utilize its fermentation and aseptic filling capabilities for non-hyaluronan based products.

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million that is held in an escrow account to secure the indemnification rights of Landec and other indemnities with respect to certain matters, including breaches of representations, warranties and covenants included in the Purchase Agreement. The escrow account is in the name of the seller and Landec’s right under the escrow agreement consist solely of its ability to file a claim against the escrow. In addition, the Company may be required to pay in cash up to an additional $10.0 million in earnout payments in the event that Lifecore achieves certain revenue targets in calendar years 2011 and 2012.

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

The following table summarizes the estimated fair values of Lifecore’s assets acquired and liabilities assumed and related deferred income taxes, effective April 30, 2010, the date the Company obtained control of Lifecore (in thousands).

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

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates. During the three and six months ended November 28, 2010, $132,000 and $294,000, respectively, of this step-up was charged to cost of products sold as the inventory was sold. As of November 28, 2010, $137,000 of the step-up remained in inventory.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.8 million, which represents the goodwill amount resulting from the acquisition which can be attributable to its long history and future prospects. None of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary. As of November 28, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Lifecore.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012. The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.75 million and $9.65 million, as of November 28, 2010 and May 30, 2010, respectively, and is classified as a non current liability in the Consolidated Balance Sheets. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The Company projects that it will pay the entire $10 million earn out during the third quarter of fiscal year 2012.

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

For each of the three and six months ended November 28, 2010 and November 29, 2009, Landec recognized $1.35 million and $2.7 million, respectively, in revenues from the Monsanto Agreement.

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

As part of the original agreement with Aesthetic Sciences, Landec was to receive additional shares upon the completion of a specific milestone. In November 2006, that milestone was met and as a result Landec received an additional 800,000 shares of preferred stock originally valued at $481,000. The receipt of the additional 800,000 preferred shares did not change Landec’s 19.9% ownership interest in Aesthetic Sciences. During fiscal year 2009, Aesthetic Sciences completed a second preferred stock offering in which Landec did not participate and as a result Landec’s ownership interest in Aesthetic Sciences was 17.3% as of November 28, 2010 and May 30, 2010. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the recent sale, the Company had determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences of $792,000 is included in other non current assets.

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

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology. The agreement with Chiquita, which terminates in December 2011 (Chiquita has a five year renewal option), requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos. Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year. Landec was notified by Chiquita in November 2010 that Chiquita wanted to maintain its exclusive license for calendar year 2011 and thus agreed at that time to pay the minimum gross profit for calendar year 2011.

In June 2010, Apio entered into an exclusive license agreement with Windset Farms (“Windset”) for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“exclusive products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the exclusive products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of November 28, 2010 only one product has been added to the agreement and the first year minimum payment period ends June 2011.

5.	Stock-Based Compensation

In the three and six months ended November 28, 2010, the Company recognized stock-based compensation expense of $457,000 and $962,000 or $0.02 and $0.04 per basic and diluted share, respectively, which included $210,000 and $454,000 for restricted stock unit awards and $247,000 and $508,000 for stock option grants, respectively. In the three and six months ended November 29, 2009, the Company recognized stock-based compensation expense of $192,000 and $412,000 or $0.01 and $0.02 per basic and diluted share, respectively, which included $83,000 and $202,000 for restricted stock unit awards and $109,000 and $210,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended November 28, 2010	Three Months Ended November 29, 2009	Six Months Ended November 28, 2010	Six Months Ended November 29, 2009
Research and development	$108,000	$45,000	$228,000	$94,000
Selling, general and administrative	$349,000	$147,000	$734,000	$318,000
Total stock-based compensation expense	$457,000	$192,000	$962,000	$412,000

As of November 28, 2010, there was $3.8 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.3 years for stock options and 2.2 years for restricted stock unit awards.

6.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended November 28, 2010	Three Months Ended November 29, 2009	Six Months Ended November 28, 2010	Six Months Ended November 29, 2009
Numerator:
Net income available to common stockholders	$2,055	$1,534	$4,359	$3,718

Denominator:
Weighted average shares for basic net income per share	26,324	26,360	26,412	26,355
Effect of dilutive securities:
Stock options and restricted stock units	236	316	227	315
Weighted average shares for diluted net income per share	26,560	26,676	26,639	26,670

Diluted net income per share	$0.08	$0.06	$0.16	$0.14

For the three months ended November 28, 2010 and November 29, 2009, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 28, 2010 and November 29, 2009, the computation of the diluted net income per share excludes the impact of options to purchase 2.0 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7.	Income Taxes

The estimated annual effective tax rate for fiscal year 2011 is currently expected to be approximately 37%. The provision for income taxes for the three and six months ended November 28, 2010 was $1.2 million and $2.6 million, respectively.

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

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of November 28, 2010 and May 30, 2010 as the amounts were not significant.

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

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 25, 2010 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  As of November 28, 2010, there were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired indefinite-lived intangible assets.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

9.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 28, 2010	May 30, 2010
Raw materials	$7,339	$6,868
Work in progress	3,524	2,013
Finished goods	8,881	7,226
Total	$19,744	$16,107

10.	Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.   All of Lifecore’s assets, valued at approximately $81 million as of November 28, 2010, have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

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

On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants.  As of November 28, 2010, the Company was in compliance with all covenants.

Long-term debt consists of the following (in thousands):

	November 28, 2010	May 30, 2010
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	$18,000	$19,667
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.48% and 2.56% at November 28, 2010 and May 30, 2010, respectively)	3,830	4,103
Total	21,830	23,770
Less current portion	(4,329)	(4,521)
Long-term portion	$17,501	$19,249

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and is paid out each year on September 1st.

11.	Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its Credit Agreement with Wells Fargo (see Note 10).  Interest on all of the Company’s borrowings under its Credit Agreement is based upon variable interest rates.  As of November 28, 2010, the Company had borrowings of $18.0 million outstanding under its Credit Agreement which bear interest at a rate equal to the one-month LIBOR plus 2%.  As of November 28, 2010, the interest rate on borrowings under the Credit Agreement was accruing at 2.375%.

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company’s Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of November 28, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $331,000, net of taxes of $210,000, as a result of the interest rate swap.  The unrealized loss was based on Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities as of November 28, 2010 and May 30, 2010.

12.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons, including the Apio Chairman, that supply produce to Apio.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of November 28, 2010 and May 30, 2010 and for the three and six months ended November 28, 2010 and November 29, 2009.

Apio's domestic commodity vegetable business was sold to Beachside Produce in 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and six months ended November 28, 2010, the Company recognized revenues of $173,000 and $356,000, respectively, from the sale of products to Beachside Produce.  During the three and six months ended November 29, 2009, the Company recognized revenues of $213,000 and $422,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of November 28, 2010 and May 30, 2010.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income which for Landec includes changes in unrealized gains and losses on marketable securities and changes in unrealized gains and losses on its interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   For the three and six months ended November 28, 2010, the net comprehensive loss from the unrealized loss on the interest rate swap and from unrealized gains on marketable securities, net of income taxes, was a net loss of $0 and $331,000, respectively.  For both the three and six months ended November 29, 2009, the comprehensive income from unrealized gains on marketable securities, net of income taxes, was $92,000.  Accumulated other comprehensive income is reported as a component of stockholders’ equity.

14.	Stockholders’ Equity

During the three and six months ended November 28, 2010, 37,747 and 55,266 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s equity plans.

During the three and six months ended November 28, 2010, the Company granted options to purchase 26,000 and 36,000 shares, respectively, of common stock and 8,667 and 12,000, respectively, of restricted stock unit awards.

As of November 28, 2010 the Company has reserved 3.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three and six months ended November 28, 2010, the Company repurchased on the open market 150,000 and 216,000 shares, respectively, of its Common Stock for $822,000 and $1.2 million, respectively.

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

Three Months Ended November 28, 2010	Food Products Technology	Export	HA-based Biomaterials	Technology Licensing	Corporate	TOTAL
Net sales	$40,649	$19,635	$8,422	$1,462	$—	$70,168
International sales	$4,166	$19,571	$6,325	$—	$—	$30,062
Gross profit	$3,752	$1,230	$5,411	$1,462	$—	$11,855
Net income (loss)	$853	$607	$2,841	$544	$(2,790)	$2,055
Depreciation and amortization	$777	$2	$478	$38	$—	$1,295
Interest income	$45	$—	$36	$—	$36	$117
Interest expense	$—	$—	$209	$—	$—	$209
Income tax expense	$—	$—	$—	$—	$1,209	$1,209

Three Months Ended November 29, 2009
Net sales	$42,326	$17,074	$	―	$1,533	$—	$60,933
International sales	$3,571	$16,480	$	―	$—	$—	$20,051
Gross profit	$4,755	$1,129	$	―	$1,533	$—	$7,417
Net income (loss)	$1,983	$479	$	―	$898	$(1,826)	$1,534
Depreciation and amortization	$735	$4	$	―	$40	$—	$779
Interest income	$63	$—	$	―	$—	$203	$266
Interest expense	$4	$—	$	―	$—	$—	$4
Income tax expense	$—	$—	$	―	$—	$895	$895

Six Months Ended November 28, 2010
Net sales	$81,207	$36,118		$14,806	$2,989	$—	$135,120
International sales	$8,771	$36,017		$10,758	$—	$—	$55,546
Gross profit	$10,115	$2,161		$8,406	$2,989	$—	$23,671
Net income (loss)	$4,456	$984		$3,535	$1,116	$(5,732)	$4,359
Depreciation and amortization	$1,561	$4		$962	$75	$—	$2,602
Interest income	$74	$—		$62	$—	$88	$224
Interest expense	$2	$—		$433	$—	$—	$435
Income tax expense	$—	$—	$	―	$—	$2,561	$2,561

Six Months Ended November 29, 2009
Net sales	$84,181	$34,776	$	―	$2,918	$—	$121,875
International sales	$7,007	$32,431	$	―	$—	$—	$39,438
Gross profit	$11,136	$2,233	$	―	$2,918	$—	$16,287
Net income (loss)	$5,381	$1,057	$	―	$1,638	$(4,358)	$3,718
Depreciation and amortization	$1,452	$7	$	―	$82	$—	$1,541
Interest income	$95	$—	$	―	$—	$459	$554
Interest expense	$5	$—	$	―	$—	$—	$5
Income tax expense	$—	$—	$	―	$—	$2,176	$2,176

During the six months ended November 28, 2010 and November 29, 2009, sales to the Company’s top five customers accounted for 43% and 47%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 15% and 19% for the six months ended November 28, 2010 and November 29, 2009, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.	Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2010.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 10 new products.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target varieties began in the Fall of 2008 and will take several years to develop and initial commercial test markets are scheduled to begin in the Spring of 2011.

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

Lifecore intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage our expertise in HA manufacture and syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

●           Establish strategic relationships with market leaders.  Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Lifecore through its strong reputation and history of providing premium HA products has been able to establish long-term relationships with the market leading companies such as Alcon and Abbott Medical Optics in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

●           Expand medical applications for hyaluronan.  Due to the growing knowledge of the unique characteristics of HA and the role it plays in normal physiology, Lifecore continues to identify and pursue further uses for HA in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

●           Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities.  Lifecore will continue to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

●           Maintain flexibility in product development and supply relationships.  Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to manufacturing of aseptically-packaged, finished sterile products to developing and manufacturing its own proprietary products.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/28/10	Three months ended 11/29/09	Change	Six months ended 11/28/10	Six months ended 11/29/09	Change
Apio Value Added	$40,179	$41,733	(4)%	$79,824	$83,024	(4)%
Apio Packaging	470	593	(21)%	1,383	1,157	20%
Technology Subtotal	40,649	42,326	(4)%	81,207	84,181	(4)%
Apio Export	19,635	17,074	15%	36,118	34,776	4%
Total Apio	60,284	59,400	1%	117,325	118,957	(1)%
HA	8,422	―	N/M	14,806	―	N/M
Tech. Licensing	1,462	1,533	(5)%	2,989	2,918	2%
Total Revenues	$70,168	$60,933	15%	$135,120	$121,875	11%

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

The decrease in Apio’s value-added revenues for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to a decrease in value-added unit sales volumes of 10% and 9%, respectively, partially offset by a year over year mix change to greater sales of higher priced tray products from lower priced bag products compared to the same periods last year.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three months ended November 28, 2010 compared to the same period last year and the increase in Apio packaging revenues for the six months ended November 28, 2010 compared to the same period last year was primarily due to the timing of the sale of BreatheWay membranes to Chiquita for use on avocado applications.  Chiquita purchased a sizable quantity of BreatheWay membranes during the first quarter of fiscal year 2011 and therefore purchased less during the second quarter of fiscal year 2011.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

 The increase in revenues in Apio’s export business for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to an 18% and 5%, respectively, increase in export sales volumes as a result of an increased supply of fruit to export.

Hyaluronan-based (“HA”) Biomaterials

The Company’s Lifecore subsidiary principally generates revenue through the sale of products containing HA.  Lifecore was acquired on April 30, 2010.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The change in Technology Licensing revenues for the three and six months ended November 28, 2010 compared to the same periods of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 11/28/10	Three months ended 11/29/09	Change	Six months ended 11/28/10	Six months ended 11/29/09	Change
Apio Value Added	$3,341	$4,250	(21)%	$8,952	$10,115	(11)%
Apio Packaging	411	505	(19)%	1,163	1,021	14%
Technology Subtotal	3,752	4,755	(21)%	10,115	11,136	(9)%
Apio Export	1,230	1,129	9%	2,161	2,233	(3)%
Total Apio	4,982	5,884	(15)%	12,276	13,369	(8)%
HA	5,411	―	N/M	8,406	―	N/M
Tech. Licensing	1,462	1,533	(5)%	2,989	2,918	2%
Total Gross Profit	$11,855	$7,417	60%	$23,671	$16,287	45%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  Therefore, it is difficult to precisely quantify the impact of each item individually.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following discussion surrounding gross profit includes management’s best estimates of the reasons for the changes for the three and six months ended November 28, 2010 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to (1) the decrease in revenues for both periods, (2) shortages of produce due to cold and wet weather in California during November which resulted in the Company buying produce on the open market at prices above contracted prices coupled with production inefficiencies.  These decreases were partially offset by a year over year mix change to greater sales of higher margin tray products from lower margin bag products compared to the same periods last year.

Apio Packaging

The decrease in Apio packaging gross profits for the three months ended November 28, 2010 compared to the same period last year and the increase in Apio packaging gross profits for the six months ended November 28, 2010 compared to the same period last year was primarily due to the timing of the sale of BreatheWay membranes to Chiquita for use on avocado applications.  Chiquita purchased a sizable quantity of BreatheWay membranes during the first quarter of fiscal year 2011 and therefore purchased less during the second quarter of fiscal year 2011.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 6-7% range.  The increase in gross profit for Apio’s Export business during the three months ended November 28, 2010 compared to the same period last year was due to a 15% increase in revenues in lower margin fruit exports.  The decrease in gross profit for Apio’s Export business during the six months ended November 28, 2010 compared to the same period last year was due to a decrease in average margins due to higher sales volumes which tend to lower the margins on commissioned-based products.

HA-based Biomaterials

Lifecore was acquired on April 30, 2010.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and six months ended November 28, 2010 compared to the same periods of the prior year was not significant to consolidated Landec revenues.

Operating Expenses (in thousands):

	Three months ended 11/28/10	Three months ended 11/29/09		Change	Six months ended 11/28/10	Six months ended 11/29/09		Change
Research and Development:
Apio	$246		$307	(20)%	$469		$601	(22)%
HA	1,091	$	―	N/M	2,145	$	―	N/M
Tech. Licensing	918		635	45%	1,873		1,280	46%
Total R&D	$2,255		$942	139%	$4,487		$1,881	139%

Selling, General and Administrative:
Apio	$3,190		$3,048	5%	$6,211		$6,111	2%
HA	1,263	$	―	N/M	2,252	$	―	N/M
Corporate	1,619		1,134	43%	3,262		2,641	24%
Total S,G&A	$6,072		$4,182	45%	$11,725		$8,752	34%

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

The increase in research and development expenses for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to the research and development expenses from Lifecore and from an increase in scientific staff at Corporate to support the development of new product applications.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to the selling, general and administrative expenses for Lifecore.

Other (in thousands):

	Three months ended 11/28/10	Three months ended 11/29/09		Change	Six months ended 11/28/10	Six months ended 11/29/09		Change
Interest Income	$117		$266	(56)%	$224		$554	(60)%
Interest Expense	$(209)		$(4)	N/M	$(435)		$(5)	N/M
Other Expense	$(44)	$	―	N/M	$(102)	$	―	N/M
Income Taxes	$(1,209)		$(895)	35%	$(2,561)		$(2,176)	18%
Noncontrolling Interest	$(128)		$(126)	2%	$(226)		$(309)	(27)%

Interest Income

The decrease in interest income for the three and six months ended November 28, 2010 compared to the same periods last year was primarily due to less cash to invest because of the cash used to acquire Lifecore and from lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the three and six months ended November 28, 2010 compared to the same periods last year was due to payments in connection with the facility entered into on April 30, 2010 in conjunction with the acquisition of Lifecore.

Other Expenses

The other expense is for the amortization of the discount on Lifecore’s earnout obligation (see Note 2).

Income Taxes

The increase in the income tax expense for the three and six months ended November 28, 2010 is due to a 33% and 15% increase, respectively, in net income before taxes compared to the same periods last year.

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the noncontrolling interest for the three and six months ended November 28, 2010 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 28, 2010, the Company had cash and cash equivalents of $5.4 million, a net decrease of $22.4 million from $27.8 million at May 30, 2010.

Cash Flow from Operating Activities

Landec generated $2.1 million of cash flow from operating activities during the six months ended November 28, 2010 compared to generating $4.2 million of cash flow from operating activities for the six months ended November 29, 2009. The primary sources of cash from operating activities during the six months ended November 28, 2010 were from generating $4.4 million of net income and non-cash related net expenses of $2.5 million, partially offset by a net decrease of $4.8 million in working capital.  The primary changes in working capital were (a) a $5.8 million increase in accounts receivable due to an increase in accounts receivable at Lifecore as a result of the timing of shipments during the quarter of which over half occurred in November and an increase in accounts receivable at Apio due to increased export sales during the month of November, (b) a $3.6 million increase in inventories due to an increase in inventories at Apio in advance of its busy holiday season and an increase in inventories at Lifecore due to the build up of inventory for new expected business during the second half of fiscal year 2011, (c) a $1.5 million decrease in prepaid expenses primarily due to amortization of prepaid insurance and taxes and collection of our advances on produce, (d) a $4.6 million increase in accounts payable resulting from the timing of payments and the increase in cost of sales due to produce shortages during November 2010, and (e) a $2.2 million decrease in deferred revenue primarily due to recognizing $2.3 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first six months of fiscal year 2011.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 28, 2010 was $22.6 million compared to $46.4 million for the same period last year.  The primary uses of cash in investing activities during the first six months of fiscal year 2011 were from the purchase of $3.5 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and the purchase of equipment at Lifecore to support the addition of new customers and from the net purchase of $19.2 million of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 28, 2010 was $1.8 compared to net cash provided by financing activities of $1.0 million for the same period last year.  The use of cash from financing activities during the first six months of fiscal year 2011 was primarily from $1.9 million of long-term debt payments and the repurchase of $1.2 million of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $1.6 million.

Capital Expenditures

During the six months ended November 28, 2010, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and it purchased equipment to support the addition of new customers at Lifecore.  These expenditures represented the majority of the $3.5 million of capital expenditures.

Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.  On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to amend certain financial covenants.  As of November 28, 2010, $18 million was outstanding under the Credit Agreement.  The Company was in compliance with all financial covenants as of November 28, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended November 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table contains the Company’s stock repurchases of equity securities for the second quarter of the fiscal year 2011:

Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 August 30, 2010 to September 26, 2010	149,248	$5.49	149,248	$8,818,000
Month #2 September 27, 2010 to October 24, 2010	400	$5.50	400	$8,816,000
Month #3 October 25, 2010 to November 28, 2010	-0-	-0-	-0-	$8,816,000
TOTAL	149,648	$5.50	149,648	$8,816,000

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	{Removed and Reserved}

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title:

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:      January 6, 2011