Form 10-Q
period 2011-02-27
LANDEC CORP \CA\
filed 2011-04-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 27, 2011, or

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
Yes  ☐                        No   ☒

As of March 25, 2011, there were 26,386,396 shares of Common Stock outstanding.

LANDEC CORPORATION

 FORM 10-Q For the Fiscal Quarter Ended February 27, 2011

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	February 27, 2011	May 30, 2010
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$6,679	$27,817
Marketable securities	31,756	20,421
Accounts receivable, less allowance for doubtful accounts of $307 and $189 at February 27, 2011 and May 30, 2010, respectively	19,304	18,637
Accounts receivable, related party	173	729
Income taxes receivable	335	739
Inventories, net	18,934	16,107
Notes and advances receivable	191	241
Deferred taxes	1,304	1,262
Prepaid expenses and other current assets	2,165	2,989
Total Current Assets	80,841	88,942
Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	15,000	—
Property, plant and equipment, net	51,323	50,161
Goodwill, net	41,243	41,154
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,442	3,674
Other assets	3,607	3,045
Total Assets	$208,677	$200,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,085	$14,354
Related party accounts payable	60	349
Accrued compensation	2,885	2,043
Other accrued liabilities	3,170	3,277
Deferred revenue	3,966	3,391
Current portion of long-term debt	4,329	4,521
Total Current Liabilities	29,495	27,935
Long-term debt	16,501	19,249
Deferred revenue	—	1,000
Deferred taxes	10,080	8,801
Other non-current liabilities	11,313	10,737
Total Liabilities	67,389	67,722
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,381,996 and 26,490,259 shares issued and outstanding at February 27, 2011 and May 30, 2010, respectively	27	27
Additional paid-in capital	120,030	117,730
Accumulated other comprehensive loss	(212)	(179)
Retained earnings	19,863	13,206
Total Stockholders’ Equity	139,708	130,784
Noncontrolling interest	1,580	1,691
Total Equity	141,288	132,475
Total Liabilities and Stockholders’ Equity	$208,677	$200,197
(1) Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27,	February 28,	February 27,	February 28,
	2011	2010	2011	2010
Revenues:
Product sales	$71,490	$55,812	$201,470	$172,694
Services revenue, related party	549	721	2,600	2,800
License fees	1,350	1,350	4,050	4,050
Research, development and royalty revenues	120	250	510	464
Total revenues	73,509	58,133	208,630	180,008
Cost of revenue:
Cost of product sales	60,321	48,952	167,524	151,067
Cost of product sales, related party	227	372	2,748	2,192
Cost of services revenue	483	682	2,208	2,335
Total cost of revenue	61,031	50,006	172,480	155,594
Gross profit	12,478	8,127	36,150	24,414
Operating costs and expenses:
Research and development	2,275	999	6,762	2,880
Selling, general and administrative	6,458	4,386	18,183	13,138
Total operating costs and expenses	8,733	5,385	24,945	16,018
Operating income	3,745	2,742	11,205	8,396
Dividend and interest income	167	142	391	696
Interest expense	(196)	(4)	(631)	(8)
Other expense	(44)	—	(146)	—
Net income before taxes	3,672	2,880	10,819	9,084
Income tax expense	(1,350)	(1,072)	(3,911)	(3,249)
Consolidated net income	2,322	1,808	6,908	5,835
Noncontrolling interest	(24)	(74)	(251)	(383)
Net income available to common stockholders	$2,298	$1,734	$6,657	$5,452

Basic net income per share	$0.09	$0.07	$0.25	$0.21
Diluted net income per share	$0.09	$0.07	$0.25	$0.20
Shares used in per share computation:
Basic	26,375	26,361	26,399	26,357
Diluted	26,634	26,645	26,654	26,644

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	February 27,	February 28,
	2011	2010
Cash flows from operating activities:
Net income	$6,908	$5,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,910	2,391
Stock-based compensation expense	1,398	686
Tax benefit from stock-based compensation expense	(2,017)	(886)
Increase in long-term receivable	(600)	(600)
Deferred taxes	1,237	1,818
Changes in current assets and current liabilities:
Accounts receivable, net	(667)	808
Accounts receivable, related party	556	437
Income taxes receivable	2,367	—
Inventories, net	(2,827)	(759)
Issuance of notes and advances receivable	(3,068)	(2,872)
Collection of notes and advances receivable	3,118	2,683
Prepaid expenses and other current assets	824	(1,080)
Accounts payable	731	(1,184)
Related party accounts payable	(289)	(184)
Income taxes payable	—	863
Accrued compensation	842	207
Other accrued liabilities	436	(281)
Deferred revenue	(425)	(802)
Net cash provided by operating activities	12,434	7,080

Cash flows from investing activities:
Purchases of property and equipment	(4,875)	(3,745)
Purchase of marketable securities	(57,602)	(64,339)
Proceeds from maturities and sales of marketable securities	46,267	23,649
Investment in non-public company (fair market value)	(15,000)	—
Net cash used in investing activities	(31,210)	(44,435)

Cash flows from financing activities:
Repurchase of outstanding common stock	(1,184)	—
Taxes paid by Company for stock swaps to cover taxes on RSUs	(57)	(337)
Proceeds from sale of common stock	126	17
Tax benefit from stock-based compensation	2,017	886
Payments on long-term debt	(2,940)	—
Decrease in other assets	38	—
Payments to minority interest holders	(362)	(331)
Net cash (used in) provided by financing activities	(2,362)	235
Net decrease in cash and cash equivalents	(21,138)	(37,120)
Cash and cash equivalents at beginning of period	27,817	43,459
Cash and cash equivalents at end of period	$6,679	$6,339
Supplemental schedule of noncash operating activities:
Income tax expense not payable	$2,017	$886
Long-term receivable from Monsanto for guaranteed termination fee	$600	$600
Accrued minority interest distribution	$—	$250
Unrealized loss from interest rate swap	$40	$—
See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary, Hyaluronan-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 27, 2011 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

The results of operations for the nine months ended February 27, 2011 are not necessarily indicative of the results that may be expected for an entire fiscal year due to some seasonality in Apio’s food business, particularly, Apio’s Export business and the order patterns of Lifecore’s customers which are difficult to predict and can lead to significant fluctuations in Lifecore’s quarterly results of operations.

Basis of Consolidation

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance of variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. The new guidance was effective for the Company beginning May 31, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the new guidance, an entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the non-public companies in which the Company holds equity investments are not VIEs. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the new guidance.

Under applicable accounting guidance, a Company also considered the requirements to consolidate an entity in which it holds voting control and concluded that due to the lack of voting control, the Company is not required to consolidate the investments in non-public companies.

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

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.  These securities consist mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.  Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at February 27, 2011 and May 30, 2010 was $0 and $1.5 million, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $24.8 million of its marketable securities and those due in one to two years represent the remaining $7.0 million of the Company’s marketable securities as of February 27, 2011.  These investments are classified as marketable securities on the consolidated balance sheet as of February 27, 2011 and May 30, 2010 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and nine months ended February 27, 2011 and February 28, 2010.  During the three and nine months ended February 27, 2011, the Company received proceeds of $18.6 million and $26.3 million, respectively, from the sale of marketable securities.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of February 27, 2011.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.  Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its cost method investment for impairment, using a discounted cash flow analysis which included the terms of the purchase agreement.  Based on the terms of the agreement, the Company had determined that its investment in Aesthetic Sciences was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences of $793,000 at February 27, 2011 is reported as an investment in non-public company, non-fair value, in the accompanying consolidated balance sheets.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying consolidated balance sheets as of February 27, 2011.  The Company has elected to account for its investment in Windset under the fair value option (see Note 3).

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company has elected the fair value option for its investment in a non-public company (see Note 3).  The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of February 27, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of Lifecore.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of February 27, 2011, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $212,000, net of taxes of $125,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of February 27, 2011 and May 30, 2010.

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2.

The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and the discount rate, and is therefore considered Level 3, as further discussed in Note 3.

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position.  Furthermore, the Company believes its valuation methods are appropriate and consistent with those of other market participants.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

New Accounting Pronouncements

Recently Adopted Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the VIE.  The Company adopted the new guidance on May 31, 2010 and such adoption did not have an impact on the Company’s results of operations or financial position for the three and nine months ended February 27, 2011.

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company early adopted these standards as of May 31, 2010.  There have been no materially modified agreements since the adoption of the standard.  The adoption did not have an impact on the Company’s results of operations or financial position for the three and nine months ended February 27, 2011.

2.	Acquisition of Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement with the Cleveland Clinic Foundation to develop and commercialize hyaluronan-based products and related applications. The license is for patented hyaluronan-based cross-linking technology, CorgelTM Biohydrogel products that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields. Lifecore has not yet indentified any potential commercial products for this technology, however, Landec will continue to investigate potential applications.

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

The assets and liabilities of Lifecore were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. Goodwill represents a substantial portion of the acquisition proceeds because of the workforce in-place at acquisition and because of Lifecore’s long history and future prospects. Management believes that there is further growth potential by extending Lifecore’s product lines into new channels.

The following table summarizes the estimated fair values of Lifecore’s assets acquired and liabilities assumed and related deferred income taxes, effective April 30, 2010, the date the Company obtained control of Lifecore (in thousands).

Cash and cash equivalents	$318
Accounts receivable, net	1,860
Inventories, net	9,009
Property and equipment	25,529
Other tangible assets	1,455
Intangible assets	7,900
Total identifiable assets acquired	46,071
Accounts payable and other liabilities	(2,983)
Long-term debt	(4,157)
Deferred taxes	(3,163)
Total liabilities assumed	(10,303)
Net identifiable assets acquired	35,768
Goodwill	13,882
Net assets acquired	$49,650

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.  The initial measurement of the assets acquired and the liabilities assumed as part of the acquisition of Lifecore will be completed during the measurement period after completion of analyses related to Lifecore's income taxes which is not expected to be significant.

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates.  During the three and nine months ended February 27, 2011, $119,000 and $413,000, respectively, of this step-up was charged to cost of products sold as the inventory was sold.  As of February 27, 2011, $18,000 of the step-up remained in inventory.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.9 million, which represents the goodwill amount resulting from the acquisition which can be attributable to its work force in place at the time of the acquisition and to Lifecore’s long history and future prospects. None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary.  For the nine months ended February 27, 2011, goodwill has increased $89,000 primarily due to adjustments in Lifecore’s deferred tax balance as of the acquisition date.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.80 million and $9.65 million, as of February 27, 2011 and May 30, 2010, respectively, and is classified as a non current liability in the Consolidated Balance Sheets.  The Company projects that it will pay the entire $10 million earn out during the third quarter of fiscal year 2012.

3.	Investments in non-public companies

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company had determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of February 27, 2011.

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

In accordance with accounting guidance, the investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders.  As the put and call options require the Purchased Shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.  The Company has adopted fair value option in the accounting for its investment in Windset effective on the acquisition date.  The Company believes that reporting its investment at fair value provides its investors with useful information on the performance of the Company’s investment and the anticipated appreciation in value as Windset expands its business.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 5).

The fair value of the Company’s investment in Windset was determined utilizing a discounted cash flow model based on projections developed by Windset, and considers the put and call conversion options. These features impact the duration of the cash flow utilized to derive the estimated fair value of the investment. The Company has concluded that the estimated fair value of its investment in Windset approximates the cash consideration paid for the Purchased Shares at the date of acquisition.  Assumptions included in the discounted cash flow model will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

From the close of the Purchase Agreement to February 27, 2011, the Company recorded $47,000 in dividends which are included in dividend and interest income.  There was no change in the fair market value of its investment in Windset from the close date of February 15, 2011 to the quarter ended February 27, 2011.

4.	License Agreement with Monsanto Company

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continues to have an exclusive license to use Landec’s Intellicoat polymer technology for specific seed treatment applications.  Over the remaining two-year term of the amended Monsanto Agreement, Monsanto will investigate uses of Landec’s Intellicoat technology in a variety of seed categories in the field exclusively licensed to Monsanto.

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

For each of the three and nine months ended February 27, 2011 and February 28, 2010, Landec recognized $1.35 million and $4.05 million, respectively, in revenues from the Monsanto Agreement.

5.	Other License Agreements

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

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita, which terminates in December 2011 (subject to Chiquita’s five year renewal option), requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified by Chiquita in November 2010 that Chiquita wanted to maintain its exclusive license for calendar year 2011 and thus agreed at that time to pay the minimum gross profit for calendar year 2011.

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“exclusive products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the exclusive products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of February 27, 2011, only one product has been added to the agreement and the first year minimum payment period had an original payment date of June 2011.   However, this date has been deferred until April 2012 due to delays in obtaining the required packaging materials.

6.	Stock-Based Compensation

In the three and nine months ended February 27, 2011, the Company recognized stock-based compensation expense of $436,000 and $1,398,000 or $0.02 and $0.05 per basic and diluted share, respectively, which included $197,000 and $651,000 for restricted stock unit awards and $239,000 and $747,000 for stock option grants, respectively.  In the three and nine months ended February 28, 2010, the Company recognized stock-based compensation expense of $274,000 and $686,000 or $0.01 and $0.03 per basic and diluted share, respectively, which included $150,000 and $352,000 for restricted stock unit awards and $124,000 and $334,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation expense by income statement line item:

	Three Months Ended February 27, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 27, 2011	Nine Months Ended February 28, 2010
Research and development	$106,000	$48,000	$334,000	$142,000
Selling, general and administrative	$330,000	$226,000	$1,064,000	$544,000
Total stock-based compensation expense	$436,000	$274,000	$1,398,000	$686,000

As of February 27, 2011, there was $3.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.0 years for both stock options and restricted stock unit awards.

7.	Net Income Per Diluted Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended February 27, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 27, 2011	Nine Months Ended February 28, 2010
Numerator:
Net income available to common stockholders	$2,298	$1,734	$6,657	$5,452

Denominator:
Weighted average shares for basic net income per share	26,375	26,361	26,399	26,357
Effect of dilutive securities:
Stock options and restricted stock units	259	284	255	287
Weighted average shares for diluted net income per share	26,634	26,645	26,654	26,644

Diluted net income per share	$0.09	$0.07	$0.25	$0.20

For the three months ended February 27, 2011 and February 28, 2010, the computation of the diluted net income per share excludes the impact of options to purchase 1.7 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 27, 2011 and February 28, 2010, the computation of the diluted net income per share excludes the impact of options to purchase 1.8 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.	Income Taxes

The provision for income taxes for the three and nine months ended February 27, 2011 was $1.4 million and $3.9 million, respectively. The effective tax rate for both the three and nine months ended February 27, 2011 was 37 percent compared to 38 percent and 37 percent for the same periods in fiscal year 2010. The effective tax rates for the three and nine months ended February 27, 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, and tax exempt interest. In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit.  The effective tax rates for the three and nine months ended February 27, 2011 differed from the statutory federal income tax rate as a result of the same state taxes, non-deductible stock-based compensation expense, and tax exempt interest factors.

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

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company did not accrue interest and penalties relating to the income tax on the unrecognized tax benefits as of February 27, 2011 and May 30, 2010 as the amounts were not significant.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1994 forward for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually significant.

9.	Goodwill and Other Intangibles

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

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 25, 2010 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  As of February 27, 2011, there were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired indefinite-lived intangible assets.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

Our Technology Licensing unit has no indefinite-lived intangible assets and $4.8 million of recorded goodwill. At July 25, 2010, the date of our last annual goodwill impairment testing analysis, the estimated fair value of the reporting unit exceeded its carrying value by approximately 38%. The operations of the reporting unit consist mainly of a license agreement between Landec Ag and Monsanto for the use of Landec’s Intellicoat polymer seed coating technology (see Note 4). Under the terms of the Monsanto agreement, Monsanto will pay a fee to Landec Ag of $4 million if Monsanto elects to terminate the Monsanto Agreement or $10 million (Monsanto has a $6 million option to purchase the rights to the licensed fields) if Monsanto elects to purchase the rights to the licensed field. If Monsanto does not exercise its purchase option by December 2011 Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec. In that scenario, because there will be no future revenue streams from the Monsanto agreement, the $4.8 million of goodwill would be fully impaired and thus written off. If Monsanto elects to purchase the rights to the exclusive field, we expect a gain to be recognized at the time of purchase to the extent that the remaining consideration to be received, including the $6 million purchase option, exceeds the carrying value of the net assets, including goodwill. Our annual and ongoing assessment of impairment of the goodwill associated with the Technology Licensing reporting unit considers the probability that Monsanto will exercise its rights to purchase the exclusive field.  Given the recent progress in this program, the Company believes there is a reasonable possibility that Monsanto will exercise its option, which is considered in determining the existence of impairment indicators. At February 27, 2011, the Company does not believe that goodwill in the Technology Licensing reporting unit is impaired.

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting units as of July 25, 2010 was more than double its carrying value.

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

10.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 27, 2011	May 30, 2010
Raw materials	$8,399	$6,868
Work in progress	2,684	2,013
Finished goods	7,851	7,226
Total	$18,934	$16,107

11.	Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a new $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.   All of Lifecore’s assets, valued at approximately $85 million as of February 27, 2011, have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

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

On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants.  The amendment on August 9, 2010 amended the definition of the net income of Lifecore to exclude non-recurring expenses incurred in connection with the acquisition of Lifecore and to exclude expenses related to the impact of adjustments from purchase accounting (e.g. inventory step-up, discount on the earn out, etc.) as they relate to the minimum net income covenant. The aforementioned adjustments were made to the initial forecast that the Company had previously provided Wells Fargo which was the basis for the covenants in the Credit Agreement and which were necessary for compliance as of May 30, 2010.  The amendment on September 14, 2010 amended the definition of the net income of Lifecore to include only the current fiscal year to date results as compared to the previous trailing four quarter basis, so as to exclude results prior to the acquisition. In addition, the minimum net income requirement for the first quarter ended August 29, 2010 was changed to $1.00 from $500,000. As of February 27, 2011, the Company was in compliance with all covenants.

Long-term debt consists of the following (in thousands):
	February 27, 2011	May 30, 2010
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	$17,000	$19,667
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.48% and 2.56% at February 27, 2011 and May 30, 2010, respectively)	3,830	4,103
Total	20,830	23,770
Less current portion	(4,329)	(4,521)
Long-term portion	$16,501	$19,249

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and is paid out each year on September 1st.

12.	Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its Credit Agreement with Wells Fargo (see Note 11).  Interest on all of the Company’s borrowings under its Credit Agreement is based upon variable interest rates.  As of February 27, 2011, the Company had borrowings of $17.0 million outstanding under its Credit Agreement which bear interest at a rate equal to the one-month LIBOR plus 2%.  As of February 27, 2011, the interest rate on borrowings under the Credit Agreement was accruing at 2.375%.

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company’s Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of February 27, 2011, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $212,000, net of taxes of $125,000, as a result of the interest rate swap.  The unrealized loss was based on Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities as of February 27, 2011 and May 30, 2010.

13.	Related Party

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons, including the Apio Chairman, that supply produce to Apio.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of February 27, 2011 and May 30, 2010 and for the three and nine months ended February 27, 2011 and February 28, 2010.

Apio's domestic commodity vegetable business was sold to Beachside Produce in 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During the three and nine months ended February 27, 2011, the Company recognized revenues of $189,000 and $545,000, respectively, from the sale of products to Beachside Produce.  During the three and nine months ended February 28, 2010, the Company recognized revenues of $214,000 and $637,000, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying financial statements as of February 27, 2011 and May 30, 2010.

The Apio Chairman and Windset entered into a land lease in July 2009, which included an option to purchase the land in Santa Maria, California for $10.5 million.  Windset exercised its option to purchase the land from the Apio Chairman on March 2, 2011.  Windset intends to initially construct 64 acres of indoor vegetable production along with the required support facilities for growing, harvesting, grading and selling numerous varieties of hydroponically grown tomatoes.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

14.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income which for Landec includes changes in unrealized gains and losses on marketable securities and changes in unrealized gains and losses on its interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   For the three months ended February 27, 2011 the unrealized loss on the interest rate swap decreased $201,000 and for the nine months ended February 27, 2011, the net comprehensive loss from the unrealized loss on the interest rate swap, net of income taxes, was $212,000.  For the three and nine months ended February 28, 2010, the comprehensive income from unrealized gains on marketable securities, net of income taxes, was $2,000 and $94,000, respectively.  Accumulated other comprehensive income is reported as a component of stockholders’ equity.

15.	Stockholders’ Equity

During the three and nine months ended February 27, 2011, 52,155 and 107,421 shares of Common Stock, respectively, were issued upon the vesting of RSUs and upon the exercise of options under the Company’s equity plans.

During the three and nine months ended February 27, 2011, the Company granted options to purchase 0 and 36,000 shares, respectively, of common stock and 0 and 12,000, respectively, of restricted stock unit awards.

As of February 27, 2011 the Company has reserved 3.5 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three and nine months ended February 27, 2011, the Company repurchased on the open market 0 and 215,684 shares, respectively, of its Common Stock for $0 and $1.2 million, respectively.

Consolidated Statements of Changes in Stockholders Equity
(in thousands, except share amounts)
February 27, 2011
Common Stock Shares
Balance at May 30, 2010	26,490,259
Stock options exercised, net of shares tendered	82,291
Vested restricted stock units, net of shares tendered	25,130
Common stock repurchased on the open market	(215,684)
Balance at February 27, 2011	26,381,996

Common Stock
Balance at May 30, 2010	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Common stock repurchased on the open market	—
Balance at February 27, 2011	$27

Additional Paid-in Capital
Balance at May 30, 2010	$117,730
Stock options exercised, net of shares tendered	69
Vested restricted stock units, net of shares tendered	—
Stock-based compensation expense	1,398
Tax-benefit from stock based compensation expense	2,017
Common stock repurchased on the open market	(1,184)
Balance at February 27, 2011	$120,030

Accumulated Other Comprehensive Loss
Balance at May 30, 2010	$(179)
Change in other comprehensive loss	(33)
Balance at February 27, 2011	$(212)

Retained Earnings
Balance at May 30, 2010	$13,206
Net income	6,657
Balance at February 27, 2011	$19,863

Noncontrolling Interest
Balance at May 30, 2010	$1,691
Noncontrolling interest in net income	251
Distributions to noncontrolling interest	(362)
Balance at February 27, 2011	$1,580

16.	Business Segment Reporting

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

Three Months Ended February 27, 2011	Food Products Technology	Export	HA-based Biomaterials		Technology Licensing	Corporate	TOTAL
Net sales	$47,704	$12,178		$12,157	$1,470	$—	$73,509
International sales	$4,755	$11,958		$10,363	$—	$—	$27,076
Gross profit	$3,274	$936		$6,798	$1,470	$—	$12,478
Net income (loss)	$421	$382		$4,198	$525	$(3,228)	$2,298
Depreciation and amortization	$776	$2		$489	$41	$—	$1,308
Dividend and interest income	$100	$—		$42	$—	$25	$167
Interest expense	$—	$—		$196	$—	$—	$196
Income tax expense	$—	$—		$—	$—	$1,350	$1,350

Three Months Ended February 28, 2010
Net sales	$48,045	$8,489	$	―	$1,599	$—	$58,133
International sales	$4,436	$8,444	$	―	$—	$—	$12,880
Gross profit	$5,865	$663	$	―	$1,599	$—	$8,127
Net income (loss)	$2,996	$195	$	―	$875	$(2,332)	$1,734
Depreciation and amortization	$797	$2	$	―	$45	$—	$844
Dividend and interest income	$62	$—	$	―	$—	$80	$142
Interest expense	$4	$—	$	―	$—	$—	$4
Income tax expense	$—	$—	$	―	$—	$1,072	$1,072

Nine Months Ended February 27, 2011
Net sales	$128,911	$48,296		$26,964	$4,459	$—	$208,630
International sales	$13,526	$47,975		$21,121	$—	$—	$82,622
Gross profit	$13,389	$3,098		$15,204	$4,459	$—	$36,150
Net income (loss)	$4,877	$1,366		$7,733	$1,641	$(8,960)	$6,657
Depreciation and amortization	$2,337	$6		$1,451	$116	$—	$3,910
Dividend and interest income	$174	$—		$104	$—	$113	$391
Interest expense	$2	$—		$629	$—	$—	$631
Income tax expense	$—	$—	$	―	$—	$3,911	$3,911

Nine Months Ended February 28, 2010
Net sales	$132,227	$43,264	$	―	$4,517	$—	$180,008
International sales	$11,443	$40,874	$	―	$—	$—	$52,317
Gross profit	$17,001	$2,896	$	―	$4,517	$—	$24,414
Net income (loss)	$8,379	$1,251	$	―	$2,513	$(6,691)	$5,452
Depreciation and amortization	$2,255	$6	$	―	$130	$—	$2,391
Dividend and interest income	$157	$—	$	―	$—	$539	$696
Interest expense	$8	$—	$	―	$—	$—	$8
Income tax expense	$—	$—	$	―	$—	$3,249	$3,249

During the nine months ended February 27, 2011 and February 28, 2010, sales to the Company’s top five customers accounted for 45% and 48%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment, Costco Wholesale Corp., accounting for 16% and 20% for the nine months ended February 27, 2011 and February 28, 2010, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

17.         Subsequent Events

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

Critical Accounting Policies and Use of Estimates

During the quarter, as a result of the Company’s investment in Windset, fair value measurements were adopted as a critical accounting policy.

Fair value measurements

The Company carries a portion of its assets and liabilities at fair value.

Under U.S. GAAP there is a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

The Company determines fair value based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Company’s process is intended to ensure that all applicable inputs are appropriately calibrated to market data.

For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, projected cash flows, growth rates and the discount rates.  In addition to market information, models also incorporate transaction details, such as maturity.  The judgments made are typically affected by the type of product and its specific contractual terms. The valuation is performed by an independent valuation specialist.

The valuation of an investment in a non-public company, fair value,  requires significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Each quarter, valuations are reviewed using available and relevant market data to determine if the carrying value of these investments should be adjusted. Such market data primarily include observations of the trading multiples of public companies considered comparable to the non-public companies being valued, if available, and the operating performance of the underlying non-public company, including its historical and projected net income and cash flows. Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a nonpublic investment, and the fact that comparable public companies are not identical to the companies being valued. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, future expectations of the particular investment, changes in market outlook and the third-party financing environment.  The valuation of investment in non-public company is included in level 3 of the valuation hierarchy.

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

There have been no other material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 30, 2010 filed with the Securities and Exchange Commission on August 12, 2010.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) Hyaluronan (“HA”) biopolymers.  The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.

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

           Our newly acquired wholly-owned subsidiary, Lifecore, operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  Lifecore’s products are primarily sold to three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and its aseptic filling capabilities to deliver HA finished goods to its customers.  Lifecore also manufactures and sells its own HA-based finished goods.  Lifecore is known in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small marketing or sales capability.

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

Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and enters in joint ventures with growers for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

Lower Cost Structure: Apio has strategically invested in the fresh-cut and whole value-added business.  Apio’s 136,000 square foot value-added processing plant is automated with state-of-the-art vegetable processing equipment.  Virtually all of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology.  Apio’s strategy is to operate one large central processing facility in one of California’s largest, lowest cost growing regions (Santa Maria Valley) and use packaging technology to allow for the nationwide delivery of fresh produce products.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target variety began in the Fall of 2008 and has taken several years to develop and initial commercial test markets are scheduled to begin in the Spring of 2011.

In June 2010, Apio entered into an exclusive license agreement with Windset Farms for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes.

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put/call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

Lifecore intends to use its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage our expertise in HA manufacture and syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

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

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. In addition, Intellicoat seed coatings can control the release of an active ingredient, such as pesticides and insecticides, either through time or change in temperature which leads to increased yields and fewer applications of chemicals which reduces costs.  These coatings are currently available on hybrid corn, soybeans and male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched its first commercial product, Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  There are approximately 650,000 acres of seed production in the United States and in 2010 Pollinator Plus was used by 10 seed companies on approximately 18% of the seed corn production acres in the U.S.

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

Results of Operations

Revenues (in thousands):
	Three months ended 02/27/11	Three months ended 02/28/10	Change	Nine months ended 02/27/11	Nine months ended 02/28/10	Change
Apio Value Added	$47,226	$47,481	(1)%	$127,050	$130,505	(3)%
Apio Packaging	478	564	(15)%	1,861	1,721	8%
Technology Subtotal	47,704	48,045	(1)%	128,911	132,226	(3)%
Apio Export	12,178	8,489	43%	48,296	43,265	12%
Total Apio	59,882	56,534	6%	177,207	175,491	1%
HA	12,157	―	N/M	26,964	―	N/M
Tech. Licensing	1,470	1,599	(8)%	4,459	4,517	(1)%
Total Revenues	$73,509	$58,133	26%	$208,630	$180,008	16%

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

The decrease in Apio's value-added revenues for the three months ended February 27, 2011 compared to the same period last year was primarily due to weather related produce supply issues which reduced unit sales volumes by 5% because of Apio’s inability to meet customer demand.  The decrease was partially offset by a 4% increase in unit sales volumes related to new product introductions.

The decrease in Apio's value-added revenues for the nine months ended February 27, 2011 compared to the same period last year was primarily due to a decrease in value-added unit sales volumes of 6%.  The decrease in unit sales volumes was due to a reduction in promotional activity which reduced unit sales volumes by 5% and due to Apio exiting business that would have resulted in less than acceptable gross profit margins which reduced unit sales volumes by another 3%.  These decreases in unit sales volumes were partially offset by increased unit sales volumes related to new product introductions which increased unit sales volumes by 2%. The revenue decrease related to decreased unit sales volumes was partially offset by a year over year mix change to greater sales of higher revenue per carton products from lower revenue per carton products compared to the same periods last year and from a larger percentage of Apio's value-added revenues being generated from sales to club stores rather than retail grocery chains.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three months ended February 27, 2011 compared to the same period last year and the increase in Apio packaging revenues for the nine months ended February 27, 2011 compared to the same period last year were primarily due to the timing of the sale of BreatheWay membranes to Chiquita for use on avocado applications.  Chiquita purchased a sizable quantity of BreatheWay membranes during the first quarter of fiscal year 2011 and therefore purchased less during the second and third quarters of fiscal year 2011.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

 The increase in revenues in Apio’s export business for the three and nine months ended February 27, 2011 compared to the same periods last year was primarily due to an 41% and 12% increase in export sales volumes, respectively, as a result of an increased supply of fruit to export.

Hyaluronan-based (“HA”) Biomaterials

Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore was acquired on April 30, 2010.  From the acquisition date through February 27, 2011, Lifecore has added new customers and has expanded its product offerings to existing customers.

Technology Licensing

Technology Licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The change in Technology Licensing revenues for the three and nine months ended February 27, 2011 compared to the same periods of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 02/27/11	Three months ended 02/28/10	Change	Nine months ended 02/27/11	Nine months ended 02/28/10	Change
Apio Value Added	$2,875	$5,385	(47)%	$11,827	$15,500	(24)%
Apio Packaging	398	480	(17)%	1,561	1,501	4%
Technology Subtotal	3,273	5,865	(44)%	13,388	17,001	(21)%
Apio Export	937	663	41%	3,099	2,896	7%
Total Apio	4,210	6,528	(36)%	16,487	19,897	(17)%
HA	6,798	―	N/M	15,204	―	N/M
Tech. Licensing	1,470	1,599	(8)%	4,459	4,517	(1)%
Total Gross Profit	$12,478	$8,127	54%	$36,150	$24,414	48%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.  The following are the primary reasons for the changes in gross profit for the three and nine months ended February 27, 2011 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the three months ended February 27, 2011 compared to the same period last year was primarily due to shortages of produce due to cold and wet weather in California during the Company’s third fiscal quarter which reduced gross profit by approximately $2.4 million.  The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the nine months ended February 27, 2011 compared to the same period last year was primarily due to shortages of produce due to cold and wet weather in California during the period from November 2010 through February 2011 which reduced gross profit by $4.6 million and from lower revenues which decreased gross profit by approximately $350,000.  These decreases were partially offset by a year over year mix change to greater sales of higher margin tray products from lower margin products and fewer promotions on bag products compared to the same periods last year.

Apio Packaging

The decrease in Apio packaging gross profit for the three months ended February 27, 2011 compared to the same period last year and the increase in Apio packaging gross profit for the nine months ended February 27, 2011 compared to the same period last year was primarily due to the timing of the sale of BreatheWay membranes to Chiquita for use on avocado applications.  Chiquita purchased a sizable quantity of BreatheWay membranes during the first quarter of fiscal year 2011 and therefore purchased less during the second and third quarters of fiscal year 2011.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 6-7% range.  The increase in gross profit for Apio’s Export business during the three and nine months ended February 27, 2011 compared to the same period last year was due to a 43% and 12% increase in revenues, respectively.

HA-based Biomaterials

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.  Through the first nine months of fiscal year 2011, Lifecore’s overall gross margin was 56% due to a favorable sales mix. Lifecore was acquired on April 30, 2010.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and nine months ended February 27, 2011 compared to the same periods of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 02/27/11	Three months ended 02/28/10	Change	Nine months ended 02/27/11	Nine months ended 02/28/10	Change
Research and Development:
Apio	$284	$275	3%	$753	$876	(14)%
HA	1,046	―	N/M	3,191	―	N/M
Tech. Licensing	945	724	31%	2,818	2,004	41%
Total R&D	$2,275	$999	128%	$6,762	$2,880	135%

Selling, General and Administrative:
Apio	$3,199	$3,047	5%	$9,411	$9,159	3%
HA	1,357	―	N/M	3,608	―	N/M
Corporate	1,902	1,339	42%	5,164	3,979	30%
Total S,G&A	$6,458	$4,386	47%	$18,183	$13,138	38%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the HA business, the research and development efforts primarily relate to technical development efforts to support customer specific product requests or process improvements, under which technical modifications are made to existing products or processes to meet customer specific needs and such work can also lead to new products or processes.  In the Technology Licensing business, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and HA.

The increase in research and development expenses for the three and nine months ended February 27, 2011 compared to the same periods last year was primarily due to the research and development expenses from Lifecore and from an increase in scientific staff in our Technology Licensing business to support the development of new product applications.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three and nine months ended February 27, 2011 compared to the same periods last year was primarily due to the selling, general and administrative expenses for Lifecore and from increased accounting and tax fees of $349,000 and $441,000, respectively and an increase in the share-based compensation expense at Corporate of $161,000 and $712,000, respectively.

Other (in thousands):

	Three months ended 02/27/11	Three months ended 02/28/10		Change	Nine months ended 02/27/11	Nine months ended 02/28/10		Change
Dividend and Interest Income	$167		$142	18%	$391		$696	(44)%
Interest Expense	$(196)		$(4)	N/M	$(631)		$(8)	N/M
Other Expense	$(44)	$	―	N/M	$(146)	$	―	N/M
Income Taxes	$(1,350)		$(1,072)	26%	$(3,911)		$(3,249)	20%
Noncontrolling Interest	$(24)		$(74)	(68)%	$(251)		$(383)	(34)%

Dividend and Interest Income

The increase in dividend and interest income for the three months ended February 27, 2011 compared to the same period last year was primarily due to recording $47,000 of dividend income related to our ownership of senior preferred shares in Windset.  The decrease in interest income for the nine months ended February 27, 2011 compared to the same period last year was primarily due to less cash to invest because of the cash used to acquire Lifecore and from lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the three and nine months ended February 27, 2011 compared to the same periods last year was due to the interest expense on the credit facility entered into on April 30, 2010 in conjunction with the acquisition of Lifecore.

Other Expenses

The other expense is for the amortization of the discount on Lifecore’s earnout obligation (see Note 2).

Income Taxes

The increase in the income tax expense for the three and nine months ended February 27, 2011 is due to a 28% and 19% increase, respectively, in net income before taxes compared to the same periods last year.  The effective tax rate for both the three and nine months ended February 27, 2011 was 37 percent compared to 38 percent and 37 percent for the same periods in fiscal year 2010. The effective tax rates for the three and nine months ended February 27, 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, and tax exempt interest. In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit.  The effective tax rates for the three and nine months ended February 27, 2011 differed from the statutory federal income tax rate as a result of the same state taxes, non-deductible stock-based compensation expense, and tax exempt interest factors.

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the noncontrolling interest for the three and nine months ended February 27, 2011 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 27, 2011, the Company had cash and cash equivalents of $6.7 million, a net decrease of $21.1 million from $27.8 million at May 30, 2010.

Cash Flow from Operating Activities

Landec generated $12.4 million of cash flow from operating activities during the nine months ended February 27, 2011 compared to generating $7.1 million of cash flow from operating activities for the nine months ended February 28, 2010. The primary sources of cash from operating activities during the nine months ended February 27, 2011 were from generating $6.9 million of net income and non-cash related net expenses of $3.9 million and from a net increase of $1.6 million in working capital.  The primary changes in working capital were (a) a $2.4 million increase in income taxes receivable due primarily to the tax benefit from the stock-based compensation expense, (b) a $2.8 million increase in inventories due to an $811,000 increase in Export inventories that were in transit at the end of the quarter due to the timing of shipments and a $735,000 increase in Apio packaging inventory resulting from the availability of volume discounts and a $1.3 million increase in inventories at Lifecore due to the build up of inventory for expected new business, (c) an $824,000 decrease in prepaid expenses primarily due to amortization of prepaid insurance and taxes and the collection of advances on produce, and (d) an $842,000 increase in accrued compensation primarily due to accrued bonuses at Lifecore.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 27, 2011 was $31.2 million compared to $44.4 million for the same period last year.  The primary uses of cash in investing activities during the first nine months of fiscal year 2011 were from (a) the purchase of $4.9 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and the purchase of equipment at Lifecore to support the addition of new customers, (b) the net purchase of $11.3 million of marketable securities and (c) the purchase of $15 million of preferred and common shares in Windset.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 27, 2011 was $2.4 million compared to net cash provided by financing activities of $235,000 for the same period last year.  The use of cash from financing activities during the first nine months of fiscal year 2011 was primarily from $2.9 million of long-term debt payments and the repurchase of $1.2 million of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $2.0 million.

Capital Expenditures

During the nine months ended February 27, 2011, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and equipment to support the addition of new customers at Lifecore.  These expenditures represented the majority of the $4.9 million of capital expenditures.

Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.  On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants. The amendment on August 9, 2010 amended the definition of the net income of Lifecore to exclude non-recurring expenses incurred in connection with the acquisition of Lifecore and to exclude expenses related to the impact of adjustments from purchase accounting (e.g. inventory step-up, discount on the earn out, etc.) as they relate to the minimum net income covenant. The aforementioned adjustments were made to the initial forecast that the Company had previously provided Wells Fargo which was the basis for the covenants in the Credit Agreement and which were necessary for compliance as of May 30, 2010.  The amendment on September 14, 2010 amended the definition of the net income of Lifecore to include only the current fiscal year to date results as compared to the previous trailing four quarter basis, so as to exclude results prior to the acquisition. In addition, the minimum net income requirement for the first quarter ended August 29, 2010 was changed to $1.00 from $500,000.  The Company was in compliance with all financial covenants as of February 27, 2011.

On May 4, 2010, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the $20 million Credit Agreement so that the interest payable is effectively fixed at a rate of 4.24% (see Note 12).

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

On April 30, 2010, the Company acquired Lifecore. The Company has expanded the scope of a number of internal processes to include Lifecore and is fully integrated as of February 27, 2011.  There were no other changes in our internal controls over financial reporting during the quarter ended February 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls:

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 30, 2010 filed with the Securities and Exchange Commission on August 12, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table contains the Company’s stock repurchases of equity securities for the third quarter of the fiscal year 2011:

Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 November 29, 2010 to December 26, 2010	-0-	-0-	-0-	$8,816,000

Month #2 December 27, 2010 to January 23, 2011	-0-	-0-	-0-	$8,816,000

Month #3 January 24, 2011 to February 27, 2011	-0-	-0-	-0-	$8,816,000

TOTAL	-0-	-0-	-0-	$8,816,000

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders
{Removed and Reserved}

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Exhibit Title:

10.33
Share Purchase Agreement, dated February 15, 2011, by and between Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

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

Date:  April 8, 2011