Form 10-K
period 2011-05-29
LANDEC CORP \CA\
filed 2011-08-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 29, 2011, or

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

Yes  ☐ No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $157,209,000 as of November 28, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date.  Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 20, 2011, there were 26,405,799 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2011 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation and a key differentiating advantage upon which Landec has built its business.

Following the acquisition of Lifecore Biomedical, Inc. (“Lifecore”) on April 30, 2010, Landec has four core businesses – Food Products Technology, Food Export, Hyaluronan-based Biomaterials and Technology Licensing, each of which is described below.  Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2009, 2010 and 2011 is summarized in Note 14 to the Consolidated Financial Statements.

Our wholly-owned subsidiary, Apio, Inc. (“Apio”), operates our Food Products Technology business, which combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor.  In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging into bags and trays that incorporate Landec’s BreatheWay® membrane technology.  The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain.  Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and avocados and to Windset Farms (“Windset”) for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”).  The Export business purchases and sells whole fruit and vegetable products to predominantly Asian markets.

Our wholly-owned subsidiary, Lifecore Biomedical, Inc. (“Lifecore”), operates our Hyaluronan-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals and humans.  Lifecore’s products are primarily sold to three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and uses its aseptic filling capabilities to also deliver proprietary HA finished goods to its customers.  Lifecore also manufactures and sells it own HA-based finished goods.  Lifecore is known in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small targeted marketing or sales capability.

Landec’s Technology Licensing business develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, temperature indicators, controlled release systems for drug delivery, pressure sensitive adhesives and personal care products.  These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues, as well as reimbursed R&D funding.  For example, Monsanto Company (“Monsanto”) has an exclusive license to use our Intellicoat® seed coating technology for certain seed treatment applications, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to use our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008.  Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

Landec has two polymer technology platforms.  The first platform is its Intelimer polymer.  With the acquisition of Lifecore, Landec added its second polymer technology platform.

A) Intelimer Polymers

The Intelimer polymer is a crystalline, hydrophobic polymer that has unique characteristics and benefits.  The first unique feature of this polymer system is the way that it uses a temperature switch to control and modulate properties such as viscosity, permeability and adhesion when varying the materials’ temperature above and below the temperature switch.  The sharp temperature switch is adjustable between 0-100°C.  For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state.  These abrupt changes can be irreversible or repeatedly reversible and can be tailored by Landec to occur at specific temperatures, thereby offering substantial competitive advantages in the Company's target markets.

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

Polymers are important and versatile materials found in many of the products of modern life.  Certain polymers, such as cellulose and natural rubber, occur in nature.  Man-made or synthetic polymers include nylon fibers used in carpeting and clothing, coatings used in paints and finishes, plastics such as polyethylene, and elastomers used in automobile tires and latex gloves. Historically, synthetic polymers have been designed and developed primarily for improved mechanical and thermal properties, such as strength and the ability to withstand high temperatures.  Improvements in these and other properties and the ease of manufacturing synthetic polymers have allowed these materials to replace wood, metal and natural fibers in many applications over the last 50 years.  More recently, scientists have focused their efforts on identifying and developing sophisticated polymers with novel properties for a variety of commercial and industrial applications.

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

Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950's.  These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective and, to the Company's knowledge, no significant commercial applications were pursued.  In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as catalysts and pesticides.  After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers.  After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in the mid 1990’s.

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

B) Hyaluronan Biopolymers

Hyaluronan is a non-crystalline, hydrophilic polymer that exists naturally within the human body, most notably within the aqueous humor of the eye, synovial fluid, skin and umbilical cord.  The viscoelastic properties and water solubility of HA make it ideal for medicinal applications where lubricity and protection are critical.  Due to its widespread presence in tissues, its critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications.

Hyaluronan can be produced in two ways, either through bacterial fermentation or through extraction from rooster combs.  Lifecore produces HA only from fermentation, using an extremely efficient microbial fermentation process and a highly effective purification operation.

Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery.  In this application, it is used for maintaining the shape of the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses.  The first ophthalmic hyaluronan product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981.  Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as Lifecore’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world.  Lifecore’s hyaluronan is also used as an orthopedic carrier vehicle for allogeneic freeze-dried demineralized bone as the active component of devices to treat the symptoms of osteoarthritis, and as a formulation component to provide increased lubricity to medical devices.  Lifecore’s hyaluronan has also been utilized in veterinary drug applications to treat traumatic arthritis.

Trademarks/Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, Clearly Fresh™, Intellicoat®, Early Plant®, Pollinator Plus®, Relay® Cropping, Lifecore®, Revitalure™, LUROCOAT® and Ortholure™ are trademarks or registered trademarks and trade names of the Company in the United States and other countries.  This Annual Report on Form 10-K also refers to the trademarks of other companies.

Description of Core Business

Landec participates in four core business segments:  Apio, Inc. with the Food Products Technology and Food Export businesses, Lifecore Biomedical, Inc., with Hyaluronan-based Biomaterials business and Landec’s Technology Licensing business.

A)  Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the food industry.  Landec’s proprietary BreatheWay packaging technology is used to package fresh-cut or whole produce, the result is a convenient, ready-to-eat finished product that achieves increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  These products are referred to as “value-added” products.  In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio utilizes a state-of-the-art fresh-cut processing facility and year-round access to quality vegetable sourcing to produce products which Apio distributes to top U.S. retail grocery chains, major club stores and foodservice customers.  The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.

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

Although fresh-cut produce companies have had success in the salad market, the industry has been slower to diversify into other fresh-cut vegetables or fruits because of limitations in film and plastic tray materials used to package these products.  After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide.  Too much or too little oxygen can result in premature spoilage and decay. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the produce packaged.  Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruit, has low respiration requirements.

The respiration rate of produce varies from vegetable to vegetable and from fruit to fruit.  To achieve optimal product performance, each fruit or vegetable requires its own unique package atmosphere conditions.  The challenge facing the industry is to develop packaging that meets the highly variable needs that each product requires in order to achieve value creating performance. The Company believes that its BreatheWay packaging technology possesses all of the critical functionalities required to serve this diverse market.  In creating a product package, a BreatheWay membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray.  This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package.  These membranes are designed to provide three principal benefits:

High Permeability.  Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 to 1,000 times the rate of conventional packaging films.  The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce in many package sizes and configurations.

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

The Company believes that the growth of the fresh-cut produce market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, and safety delivered to the point of sale. Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience and nutrition of fresh-cut produce.  This demand will in turn require packaging that facilitates the quality and shelf life of produce transported to fresh-cut distributors in bulk and pallet quantities.  The Company thinks that in the future its BreatheWay packaging technology will be useful for packaging a diverse variety of fresh-cut and whole produce products.  Potential opportunities for using Landec’s technology outside of the produce market exist in cut flowers and in other respiring products.

Landec is working with leaders in club stores and retail grocery chains. The Company thinks it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.  In addition to using BreatheWay packaging for its value-added produce business, the Company markets and sells BreatheWay packaging directly to food distributors.

The Business: Food Products Technology

Our Food Products Technology business, which operates through our Apio subsidiary, had revenues of approximately $176 million for the fiscal year ended May 29, 2011, $175 million for the fiscal year ended May 30, 2010 and $168 million for the fiscal year ended May 31, 2009.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products packaged in our proprietary BreatheWay packaging.  The fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains and club stores.  During the fiscal year ended May 29, 2011, Apio shipped nearly sixteen million cartons of produce to leading supermarket retailers, wholesalers, food service suppliers and club stores throughout North America, primarily in the United States.

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

Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and enters into joint ventures with growers for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing on average fifteen new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 14 new products.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target varieties began in the Fall of 2008.  Consumer test markets began in April 2011.

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

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex.  The Food Export business is a buy/sell business that realizes a commission-based margin on average in the 6-7% range.

The Business: Food Export

The Food Export business had revenues of approximately $62 million for the fiscal year ended May 29, 2011, $55 million for the fiscal year ended May 30, 2010 and $60 million for the fiscal year ended May 31, 2009.

Apio is strategically positioned to benefit from the growth in export sales to Asia and other parts of the world over the next decade with Cal-Ex.  Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

C) Hyaluronan-based Biomaterials Business

Our Hyaluronan-based Biomaterials business operates through our Lifecore subsidiary, which we acquired on April 30, 2010.  Lifecore had revenues of approximately $32.5 million for the fiscal year ended May 29, 2011 and $1.5 million for the one month included in the fiscal year ended May 30, 2010.

The Technology:  Hyaluronan-based Biomaterials

Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications and to take advantage of non-hyaluronan device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

•              Establish strategic relationships with market leaders.  Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Through its strong reputation and history of providing premium HA products, Lifecore has been able to establish long-term relationships with the market leading companies such as Alcon, Inc. (Alcon) and Abbott Medical Optics (Abbott) in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

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

•              License hyaluronan technology from third parties.  Lifecore currently has no commercial products using cross-linking technology.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement withThe Cleveland Clinic Foundation to develop and commercialize hyaluronan-based products and related applications.  The license is for Corgel ™ Biohydrogel using patented hyaluronan-based cross-linking technology, that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet identified any potential commercial products for this technology; however Landec will continue to investigate potential applications.

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

Ophthalmic Applications

Cataract Surgery.  Currently a primary commercial application for Lifecore’s hyaluronan is in cataract surgery.  Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue.  These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. Hyaluronan-based products are used in the majority of cataract surgeries in the world.

Lifecore currently sells hyaluronan for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Alcon’s proprietary viscoelastic solutions.  Lifecore’s relationship with Alcon and its predecessors commenced in 1983.  Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements.  The current supply agreements are non-cancelable, non-exclusive and encompass a term through December 2017.

Lifecore has developed its own viscoelastic solution, LUROCOAT Ophthalmic Viscoelastic.   Lifecore received CE marking for LUROCOAT Ophthalmic Viscoelastic in 1997, allowing LUROCOAT Ophthalmic Viscoelastic to be marketed and sold outside the United States.  Lifecore also has distribution agreements with multiple companies to supply its hyaluronan-based LUROCOAT Ophthalmic Viscoelastic under private label.

Lifecore signed an agreement with Abbott to supply Lifecore’s hyaluronan-based viscoelastic under private label with sales commencing in 2004. The current supply agreement with Abbott is non-cancelable, non-exclusive and incorporates a term through May 2013 with renewal provisions.

Lifecore estimates that its hyaluronan has been used in over 50 million ophthalmic patients globally since 1983.

Orthopedic Applications

Lifecore supplies an aseptic hyaluronan solution to BioCon, Inc., the non-profit affiliate of MTF, which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX Demineralized Bone Matrix”.  This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels.  Lifecore has a non-cancelable, exclusive supply agreement with MTF through December 2014.

Lifecore also supplies a private-labeled finished orthopedic viscosupplement for Novartis AG’s distribution network under a non-cancelable supply agreement through 2014.

Veterinary Applications

Lifecore manufactures Bexco Pharma, Inc.’s HY-50 product, an aseptically packaged hyaluronan solution for use as a veterinary viscosupplement as an equine injectable drug, under a non-cancelable, exclusive supply agreement through June 2015 with renewal provisions.

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

In addition, since 2007, Lifecore has licensed a hyaluronate cross-linking technology from The Cleveland Clinic Foundation designed to provide a development vehicle for possible new products for the existing medical segments, as well as potentially new market segments.  To date, Lifecore has yet to identify potential commercial products or attract potential third party partners in developing the technology.

There can be no assurance that products currently under development by Lifecore or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

D)  Technology Licensing Business

Our Technology Licensing Business, which includes our seed coating subsidiary Landec Ag LLC (“Landec Ag”), had revenues of $6.9 million for the fiscal year ended May 29, 2011, $6.1 million for the fiscal year ended May 30, 2010 and $5.4 million for the fiscal year ended May 31, 2009.

Seeds Business – Intellicoat Seed Coatings and Landec Ag

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

The Technology: Intellicoat Seed Coatings

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  In 2011, Pollinator Plus was used by eight seed companies on approximately 20% of the seed corn production acres in the U.S.

Monsanto announced in 2008 that it had formed a new business called the Seed Treatment Business which will allow Monsanto to develop its seed treatment requirements internally.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of Monsanto’s commitment to building a major position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.  During fiscal year 2010, we amended our agreement with Monsanto and as a result our development activities are focused on a specific technology of interest to Monsanto.  During fiscal year 2011, we have focused on validating the use of Landec’s coating technology for these applications.

Monsanto License

In December 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continues to have an exclusive license to use Landec’s Intellicoat polymer technology for specific seed treatment applications.

Along with regaining the use of the Intellicoat technology outside of the specific applications licensed to Monsanto under the amended Monsanto Agreement in November 2009, Landec has assumed responsibility for Landec Ag’s operating expenses and realizes all the revenues and profits from the sales of existing and new Intellicoat seed coating products.

The Monsanto Agreement also provides for a fee payable to Landec Ag of $4 million if Monsanto elects to terminate the Monsanto Agreement or $10 million if Monsanto elects to purchase the rights to the exclusive field.    If Monsanto does not exercise its purchase option by December 2011, Landec Ag will receive the termination fee and all rights to the Intellicoat seed coating technology will revert to Landec.  Under the Monsanto Agreement, Landec will receive aggregate minimum guaranteed payments of $17 million for license fees and polymer supply payments over five years or $23 million in aggregate maximum payments if Monsanto elects to purchase the rights to the exclusive field.  The incremental $6 million to be received in the event Monsanto exercises the purchase option has been deferred and will be recognized on the exercise of the purchase option.  The fair value of the purchase option was determined by management to be less than the amount of the deferred revenue.

If Monsanto elects to purchase the rights to the exclusive field, a gain on the sale will be recognized at the time of purchase.  If Monsanto exercises its purchase option, we expect to enter into a new long-term supply agreement and/or a technology service fee agreement with Monsanto.

Non-Seed Business

We think our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our other segments.  For example, our core patented technology, Intelimer materials, can be used to trigger release of catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.  However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

Industrial Materials and Adhesives

Landec’s industrial product development strategy focuses on coatings, catalysts, resins, additives and adhesives in the polymer materials market.  During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time.

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care.  The Company's partner, Air Products, is currently shipping products to L’Oreal, Mentholatum and other companies for use in lotions and creams.  The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights.  The Company’s Intelimer polymers are currently in over 50 personal care products worldwide.

Intelimer Drug Delivery Polymers

Landec has been developing both biodegradable and non-biodegradable polymers for use in drug delivery applications targeting the use of its highly crystalline polymers and the tunable physical properties to minimize or eliminate burst, extend drug release profiles and deliver novel valuable properties to the pharma industry.

Sales and Marketing

Each of the Company’s core businesses is supported by dedicated sales and marketing resources.  The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.  During fiscal years 2011, 2010 and 2009, sales to the Company’s top five customers accounted for approximately 44%, 48% and 46%, respectively, of its revenues, with the top customer, Costco Wholesale Corp., accounting for approximately 16%, 20% and 21%, respectively, of the Company’s revenues.

Apio

Apio has 21 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Food Export business.

Seasonality

The Company’s sales are moderately seasonal.  All of Landec Ag’s product sales are generated in our fiscal fourth quarter during the spring planting season.  In addition, the Food Products Technology business can be heavily affected by seasonal weather factors which have impacted quarterly results, such as high cost of sourcing product due to a shortage of essential value-added produce items and the change in fair value in Apio’s investment in Windset. The Food Export business also typically recognized a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half.  Lifecore’s business is not significantly affected by seasonality.

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

Lifecore produces its hyaluronan through a bacterial fermentation process. In the early 1980’s, Lifecore introduced the bacterial fermentation process to manufacture premium pharmaceutical-grade hyaluronan, and received patent protection in 1985.  Lifecore’s fermentation process patent expired in 2002.  Previously, medical grade hyaluronan was commercially available through an extraction process from rooster combs.  Lifecore thinks that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

Lifecore’s 112,000 square foot facility in Chaska, Minnesota is used primarily for the hyaluronan manufacturing process, formulation and aseptic syringe and bulk filling.  The Company considers that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

The FDA inspects the Company’s manufacturing systems periodically and requires conformance to the FDA’s Quality System Regulation (“QSR”).  In addition, Lifecore’s corporate partners conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  As a result, similar to other manufacturers of HA subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products.  The Company maintains a Quality System which assures conformance to all applicable current standards (21 CFR820, 21 CFR210-211, ISO 13485:2003, 93/42/EEC, and Canadian Medical Device Regulation: 1998).  These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of Lifecore’s products in the European Union.

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

Research and Development

Landec is focusing its research and development resources on both existing and new applications of its polymer technologies.  Expenditures for research and development for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009 were $9.3 million, $4.4 million and $3.7 million, respectively.  Research and development expenditures funded by corporate or governmental partners were $0 for both the fiscal years ended May 29, 2011 and May 30, 2010 and $152,000 for the fiscal year ended May 31, 2009.  The Company may continue to seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities.  The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services.  As of May 29, 2011, Landec had 53 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 37 U.S. patents issued of which 26 remain active as of May 29, 2011 with expiration dates ranging from 2012 to 2023.  The Company's issued and pending patents include claims relating to compositions, devices and use of a class of temperature and time sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents.  Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which the Company seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until the FDA issues a “substantial equivalence” determination finding the new device to be substantially equivalent to a predicate device.  The FDA has a 90 day period in which to respond to a 510(k) Notification (30 days for a Special 510(k)).  Depending on the specific submission and subsequent agency information requests, the 510(k) Notification process can take significantly longer to complete.  The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States.  The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence.  Although the PMA process is significantly more complex, time-consuming and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.  Modifications to a device that is marketed under a 510(k) Notification might require submission of a new 510(k) prior to their implementation, although some modifications can be made through a “note to file” procedure described in FDA guidance.

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

Employees

As of May 29, 2011, Landec had 255 full-time employees, of whom 185 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 70 were dedicated to sales, marketing and administrative activities.  Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.  None of Landec's employees is represented by a union, and Landec believes its relationship with its employees is good.

Available Information

Landec’s website is http://www.landec.com.  Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.  Information contained on our website is not part of this Report.

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

The Global Economy is Currently Undergoing a Period of Slowdown and Unprecedented Volatility, Which May Have an Adverse Effect on Our Business

The U.S. and international economy and financial markets have experienced significant slowdown and volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and high unemployment rates.  This slowdown has and could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations.  In particular, the slowdown and volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations.  In addition to a reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. These slowdowns are expected to worsen if current economic conditions are prolonged or deteriorate further. We cannot predict the ultimate severity or length of the current economic crisis, or the timing or severity of future economic or industry downturns.

Given the current unfavorable economic environment, our customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us.  This may result in lower sales and/or inventory that may not be saleable or bad debt expense for Landec.  In addition to the impact of the economic downturn on our customers, some of our vendors and growers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours.  A continuing or deepening downturn of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically.

We are unable to predict the likely duration and severity of the current disruption in the financial markets and adverse economic conditions in the U.S. and other countries and whether such conditions, if they persist or worsen, will further adversely impact our business, operating results, and financial condition.  Further, these conditions and uncertainty about future economic conditions make it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and use of cash, financial condition and results of operations.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future.  Apio can be heavily affected by seasonal and weather factors which have impacted financial results due to a shortage of essential value-added produce items, including the $5.0 million negative impact on net income which occurred in fiscal year 2011 due to weather-related produce sourcing issues.  Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetables and fruits markets.  Other factors that affect our operations include:

the seasonality of our supplies,

our ability to process produce during critical harvest periods,

the timing and effects of ripening,

the degree of perishability,

the effectiveness of worldwide distribution systems,

total worldwide industry volumes,

the seasonality and timing of consumer demand,

foreign currency fluctuations, and

foreign importation restrictions and foreign political risks.

As a result of these and other factors, we expect to continue to experience fluctuations in quarterly operating results.

Uncertainty Relating To Integration Of New Business Acquisitions.

The successful integration of new business acquisitions may require substantial effort from the Company's management.  The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions.  The successful combination of new businesses also requires coordination of research and development activities, manufacturing, and sales and marketing efforts.  In addition, the process of combining organizations could cause the interruption of, or a loss of momentum in, the Company's activities.  There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

We May Not Be Able to Achieve Acceptance of Our New Products in the Marketplace

Our success in generating significant sales of our products depends in part on our ability and our partners and licensees to achieve market acceptance of our new products and technology.  The extent to which, and rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to:

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

Lifecore’s existing products and its products under development are considered to be medical devices and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States.  The products also require the approval of foreign government agencies before sales may be made in many other countries.  The process of obtaining these clearances or approvals varies according to the nature and use of the product.  It can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures.  There can be no assurance that any of the required clearances or approvals will be granted on a timely basis, if at all.

In addition, most of the existing products being sold by Lifecore and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies which regulate manufacturing, labeling and record keeping procedures for such products.  Marketing clearances or approvals by these agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.  These agencies can also limit or prevent the manufacture or distribution of Lifecore’s products.  A determination that Lifecore is in violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, injunctions, and, in extreme cases, criminal sanctions.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Food Products Technology business is subject to weather conditions that affect commodity prices, crop quality and yields, and decisions by growers regarding crops to be planted.  Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs.  In fiscal year 2011, the Company’s net income was negatively impacted by $5.0 million due to weather-related produce sourcing issues in the Food Products Technology business.  Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

Our International Operations and Sales May Expose Our Business to Additional Risks

For fiscal year 2011, approximately 38% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2011, sales to our top five customers accounted for approximately 44% of our revenues, with our largest customer, Costco Wholesale Corporation, accounting for approximately 16% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues.  We may experience changes in the composition of our customer base as we have experienced in the past.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio at its Guadalupe, California facility and by Lifecore at its Chaska, Minnesota facility are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

We Have Never Paid any Dividends on Our Common Stock

We have not paid any dividends on our Common Stock since inception and do not expect to in the foreseeable future.  Any dividends may be subject to preferential dividends payable on any preferred stock we may issue.

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

As of May 29, 2011, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; West Lebanon and Oxford, Indiana and Chaska, Minnesota.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Technology Licensing	Leased	14,600 square feet of office and laboratory space	—	12/31/14
Chaska, MN	Hyaluronan-based Biomaterials	Owned	112,000 square feet of office, laboratory and manufacturing space	27.5	—
West Lebanon, IN	Technology Licensing	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Technology Licensing	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/12
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to Month

           The obligations of the Company under its credit agreement with Wells Fargo Bank, N.A. are secured by a lien on the Chaska, MN land and building.

Item 3.	Legal Proceedings

 As of the date of this report, the Company is not a party to any legal proceedings.

Item 4.	[Removed and Reserved]

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

           The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”.  The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 29, 2011	High	Low

4th Quarter ending May 29, 2011	$6.61	$5.52

3rd Quarter ending February 27, 2011	$7.08	$5.66

2nd Quarter ending November 28, 2010	$6.50	$5.30

1st Quarter ending August 29, 2010	$6.89	$5.40

Fiscal Year Ended May 30, 2010	High	Low

4th Quarter ending May 30, 2010	$7.45	$5.50

3rd Quarter ending February 28, 2010	$6.63	$5.81

2nd Quarter ending November 29, 2009	$7.03	$6.00

1st Quarter ending August 30, 2009	$7.17	$5.99

Holders

           There were approximately 70 holders of record of 26,405,799 shares of outstanding Common Stock as of July 20, 2011.  Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

           The Company has not paid any dividends on the Common Stock since its inception.  The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fiscal quarter ended on May 29, 2011.  During fiscal year 2011, the Company repurchased and retired 215,648 shares of Common Stock for $1.2 million.  The Company may still repurchase up to $8.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 29, 2011	Year Ended May 30, 2010	Year Ended May 31, 2009	Year Ended May 25, 2008	Year Ended May 27, 2007
Statement of Income Data:
(in thousands)

Revenues:
Product sales	$267,121	$228,390	$224,404	$227,550	$201,892
Service revenues	3,391	3,699	4,145	3,640	3,539
License fees	5,400	5,400	6,000	6,231	4,013
R&D and royalty revenues	817	735	1,389	1,106	1,054
Total revenues	276,729	238,224	235,938	238,527	210,498

Cost of revenue:
Cost of product sales	227,167	201,466	198,369	197,288	175,252
Cost of service revenue	2,867	2,992	3,289	3,011	2,860
Total cost of revenue	230,034	204,458	201,658	200,299	178,112

Gross profit	46,695	33,766	34,280	38,228	32,386

Operating costs and expenses:
Research and development	9,275	4,361	3,665	3,251	3,074
Selling, general and administrative	24,608	17,698	18,017	19,801	21,616
Other operating expenses	4,780	3,725	—	—	—
Income from sale of FCD	—	—	—	—	(22,669)
Total operating costs and expenses	38,663	25,784	21,682	23,052	2,021

Operating profit	8,032	7,982	12,598	15,176	30,365

Dividend income	328	—	—	—	—
Interest income	430	834	1,306	2,219	1,945
Interest expense	(820)	(88)	(8)	(22)	(251)
Other income	472	—	―	―	―
Net income before taxes	8,442	8,728	13,896	17,373	32,059
Income tax expense	(4,181)	(4,262)	(5,611)	(3,354)	(2,456)
Consolidated net income	4,261	4,466	8,285	14,019	29,603
Non controlling interest	(341)	(482)	(555)	(477)	(414)
Net income applicable to Common Stockholders	$3,920	$3,984	$7,730	$13,542	$29,189

Basic net income per share	$0.15	$0.15	$0.30	$0.52	$1.16
Diluted net income per share	$0.15	$0.15	$0.29	$0.50	$1.07

Shares used in per share computation:
Basic	26,397	26,382	26,202	26,069	25,260
Diluted	26,626	26,633	26,751	26,935	26,558

	May 29, 2011	May 30, 2010	May 31, 2009	May 25, 2008	May 27, 2007
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$8,135	$27,817	$43,459	$44,396	$62,556
Total assets	206,312	200,197	153,498	149,957	141,368
Debt	19,830	23,770	—	—	—
Retained earnings (deficit)	17,126	13,206	9,222	1,492	(19,332)
Total stockholders’ equity	$136,055	$130,784	$125,406	$114,466	$110,228

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

           Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products.  The Company has launched four product lines from this core development – QuickCast™ splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; BreatheWay packaging technology for the fresh-cut and whole produce packaging market in September 1995; Intelimer Polymer Systems that includes polymer materials for various industrial applications in June 1997 and for personal care applications in November 2003; and Intellicoat coated corn seeds in the Fall of 1999.  In addition, on April 30, 2010, the Company acquired Lifecore which develops and manufactures products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

           With the acquisition of Lifecore, Landec has four core businesses – Food Products Technology, Food Export, Hyaluronan-based Biomaterials and Technology Licensing.  The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business.  The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets.  The Hyaluronan-based Biomaterials business sells products utilizing hyaluronan in the ophthalmic, orthopedic and veterinary segments and also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Technology Licensing business includes our proprietary Intellicoat seed coating technology in which certain fields of application have been licensed to Monsanto and our Intelimer polymer business that licenses and/or supplies products to companies such as Air Products and Nitta.  See "Business - Description of Core Business".

           From inception through May 29, 2011, the Company’s retained earnings were $17.1 million.  The Company may incur losses in the future.  The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates.

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

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of Lifecore in April 2010, our HA-based Biomaterials reporting unit, (ii) upon the acquisition of Apio in December 1999, which consists of our Food Products Technology and Food Export reporting units and (iii) from the repurchase of all non controlling interests in the common stock of Landec Ag in December 2006.  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisitions of Lifecore and Apio were allocated to our HA-based Biomaterials reporting unit and our Food Products Technology reporting unit, respectively, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  The consideration paid for the Food Export reporting unit approximated its fair market value at the time of acquisition, and therefore, no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag non controlling interests.  As of May 29, 2011, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $22.6 million of goodwill.  As described below, the $4.8 million of goodwill in the Technology Licensing reporting unit was written off as of May 29, 2011.

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

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 24, 2011 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date for its HA-based Biomaterials and Food Products Technology reporting units.  For the Technology Licensing reporting unit during the fourth quarter of fiscal year 2011 it became apparent to the Company that acceptable biological test results are probably not achievable in the four months left in the agreement before Monsanto has to make its purchase option decision (see Note 4 to the Consolidated Financial Statements).  The uncertainty related to whether Monsanto will exercise its purchase option for the licensed fields of technology, and the fact that Landec Ag is projected to be unprofitable for several years absent any ongoing relationship with Monsanto, were the main factors contributing to the significant decrease in the estimated fair value of the Landec Ag business and  as a result the goodwill of the Technology Licensing reporting unit was determined to be fully impaired as of May 29, 2011, and therefore, the Company wrote off the entire $4.8 million of goodwill associated with the Technology Licensing reporting unit.  As of May 29, 2011, there were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired indefinite-lived intangible assets.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 38% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting units as of July 24, 2011 exceeded its book value by 55% and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 25, 2010, the projected cash flow from operations for determining the DCF for fiscal year 2011 was $16.6 million for the Food Products Technology reporting unit.  The actual cash flow from operations for fiscal year 2011 was $12.1 million.  The difference of $4.5 million was a result of increased produce sourcing costs due to weather-related produce shortages which the Company had no way of foreseeing.

The fair value of indefinite and finite-lived intangible assets associated with our acquisition of Lifecore on April 30, 2010, was determined using a DCF model based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 38% effective tax rate for each year.  Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its book value by 71%, and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 25, 2010, the projected cash flow from operations for determining the DCF for fiscal year 2011 was $3.1million for the Hyaluronan-based Biomaterials reporting unit.  The actual cash flow from operations for fiscal year 2011 was $9.0 million.  The difference of $5.9 million is due to Lifecore exceeding its planned net income by $2.0 million and the change in working capital being much more favorable than planned.

Income Taxes

           The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 29, 2011, the Company had a valuation allowance of $383,000 against deferred tax assets.

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company has elected the fair value option for its investment in a non-public company (see Note 3 to the Consolidated Financial Statements).  The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of May 29, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of Lifecore.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of May 29, 2011, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $267,000, net of taxes of $159,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of May 29, 2011 and May 30, 2010.

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2 to the Consolidated Financial Statements.

  The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and the discount rate, and is therefore considered Level 3, as further discussed in Note 3 to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted all the amended provisions of new guidance in the first quarter of fiscal year 2011 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the VIE.  The Company adopted the new guidance on May 31, 2010 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company early adopted these standards as of May 31, 2010.  There have been no materially modified agreements since the adoption of the standard.  The adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

Recently Issued Pronouncements

Comprehensive Income

In June 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI.  The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Revenue Recognition

In April 2010, the FASB issued guidance on applying the milestone method of revenue recognition in arrangements with research and development activities.  These amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company's adoption of the provisions of this update is not expected to have a material impact on its revenue recognition in the Company’s fiscal year beginning on May 30, 2011.

Subsequent Events

In February 2010, the FASB issued updates to the subsequent events guidance requiring an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption is not expected to have an impact on the Company's financial position, results of operations or cash flows upon adoption in the Company’s fiscal year beginning on May 30, 2011.

Business Combinations

In December 2010, the FASB issued an update requiring a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. These amendments affect any public entity as defined by US GAAP that enters into business combinations that are material on an individual or aggregate basis, and are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the provisions of this update to have a material effect on its financial position, results of operations or cash flows upon adoption in its fiscal year beginning on May 30, 2011.

Results of Operations

Fiscal Year Ended May 29, 2011 Compared to Fiscal Year Ended May 30, 2010

Revenues (in thousands):

	Fiscal Year ended May 29, 2011	Fiscal Year ended May 30, 2010	Change
Apio Value Added	$172,683	$172,416	0%
Apio Packaging	2,981	2,630	13%
Food Technology	175,664	175,046	0%
Apio Export	61,663	54,926	12%
Total Apio	237,327	229,972	3%
HA	32,505	1,457	N/M
Technology Licensing	6,897	6,795	2%
Total Revenues	$276,729	$238,224	16%

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

Apio's value-added revenues for the fiscal year ended May 29, 2011 were unchanged compared to the same period last year.  This was primarily due to increased unit sales volumes related to new product introductions which increased unit sales volumes by 1% and from a larger percentage of Apio's value-added revenues being generated from sales to club stores rather than retail grocery chains. These increases in revenue were virtually completely offset by less promotional activity in Apio’s value-added business which reduced unit sales volumes by 2% and due to Apio exiting business that would have resulted in less than acceptable gross profit margins which reduced unit sales volumes by another 2%.  On a net basis, Apio’s value added unit sales volumes decreased 3% in fiscal year 2011 compared to fiscal year 2010.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology and during fiscal year 2011 the addition of a second application for avocados.

The increase in Apio packaging revenues for the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to the sale of BreatheWay membranes for packaged avocados to Chiquita.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

 The increase in revenues in Apio’s export business for the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to an 8% increase in export sales volumes as a result of an increased supply of fruit to export and due to more favorable pricing of fruit in fiscal year 2011 compared to fiscal year 2010.

Hyaluronan-based Biomaterials (“HA”)

Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented over 70% of Lifecore’s revenues in fiscal year 2011, (2) Orthopedic, which represented nearly 20% of Lifecore’s revenues in fiscal year 2011 and (3) Veterinary/Other.  Lifecore was acquired on April 30, 2010.  From the acquisition date through May 29, 2011, Lifecore has added new customers and has expanded its product offerings to existing customers.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The increase in technology licensing revenues for the fiscal year ended May 29, 2011 compared to the same period last year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Fiscal Year ended May 29, 2011	Fiscal Year ended May 30, 2010	Change
Apio Value Added	$16,564	$20,261	(18)%
Apio Packaging	2,324	2,253	3%
Food Technology	18,888	22,514	(16)%
Apio Export	3,901	3,906	0%
Total Apio	22,789	26,420	(14)%
HA	17,231	815	N/M
Technology Licensing	6,675	6,531	2%
Total Gross Profit	$46,695	$33,766	38%

           General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the fiscal year ended May 29, 2011 compared to the same period last year as outlined in the table above.

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to shortages of produce resulting from cold and wet weather in California during the Company’s third and fourth fiscal quarters which reduced gross profit by approximately $5.0 million.  These decreases were partially offset by a year over year mix change to greater sales of higher margin tray products from lower margin products and fewer promotions on bag products compared to the same period last year.

Apio Packaging

The increase in gross profit for Apio packaging for the fiscal year ended May 29, 2011 compared to the same period last year was not significant to consolidated Landec gross profit.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 6-7% range.  Gross profit during the fiscal year ended May 29, 2011 was flat compared to the prior fiscal year.  The 12% increase in revenues was higher than the growth in gross profits because of an unfavorable product mix changes to lower margin products which resulted in a lower gross margin during fiscal year 2011 of 6.3% compared to a gross margin of 7.1% in fiscal year 2010.

Hyaluronan-based Biomaterials

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.  For fiscal year 2011, Lifecore’s overall gross margin was 53% due to a favorable sales mix. Lifecore was acquired on April 30, 2010.

Technology Licensing

The increase in Technology Licensing gross profit for the fiscal year ended May 29, 2011 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Fiscal Year ended May 29, 2011	Fiscal Year ended May 30, 2010	Change
Research and Development:
Apio	$1,023	$1,182	(13)%
HA	4,272	395	N/M
Technology Licensing	3,980	2,784	43%
Total R&D	$9,275	$4,361	113%

Selling, General and Administrative:
Apio	$12,722	$12,128	5%
HA	4,838	339	N/M
Technology Licensing	419	100	319%
Corporate	6,629	5,131	29%
Total S,G&A	$24,608	$17,698	39%

Other operating expenses:
Technology Licensing	$4,780	$1,000	378%
Corporate	—	2,725	N/M
Total Other Operating Expenses	$4,780	$3,725	28%

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

The increase in research and development expenses for the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to the research and development expenses from Lifecore and from an increase in scientific staff in our Technology Licensing business to support the development of new product applications.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the fiscal year ended May 29, 2011 compared to the same periods last year was primarily due to (1) the selling, general and administrative expenses for Lifecore, (2) a $472,000 increase in the share-based compensation expense as a result of option and RSU grants in May 2010 and (3) a $700,000 increase in accounting and tax fees associated with the initial audit of Lifecore and from several tax projects.

Other Operating Expenses

Other operating expenses consists of impairment charges and transaction costs associated with the Lifecore acquisition.  The $4.8 million in fiscal year 2011 in Technology Licensing is from the write off of Landec Ag’s goodwill.  The $1.0 million amount in fiscal year 2010 in Technology Licensing is from the partial write down of  the Company’s investment in Aesthetic Sciences Corporation.  The $2.7 million amount in fiscal year 2010 in Corporate is for the transaction costs from the acquisition of Lifecore on April 30, 2010.

Non-operating income/(expense)  (in thousands):

	Fiscal Year ended May 29, 2011	Fiscal Year ended May 30, 2010		Change
Dividend Income	$328		$—	N/M
Interest Income	$430		$834	(48)%
Interest Expense	$(820)		$(88)	832%
Other Income	$472	$	―	N/M
Income Taxes	$(4,181)		$(4,262)	(2)%
Noncontrolling Interest	$(341)		$(482)	(29)%

Dividend Income

The increase in dividend income was due to dividends accrued from the $15 million preferred stock investment in Windset (see Note 3) which yields a cash dividend of 7.5% annually.  The $328,000 represents dividends for the period February 15, 2011 through May 29, 2011.

Interest Income

The decrease in interest income for the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to having less cash to invest because of the cash used to acquire Lifecore and purchase our minority investment in Windset and from lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the fiscal year ended May 29, 2011 compared to the same period last year was primarily due to the interest expense on the credit facility entered into on April 30, 2010 in connection with the acquisition of Lifecore.

Other Income

The other income is for the $662,000 increase in the fair market value of our Windset investment (see Note 3 to the Consolidated Financial Statements) partially offset by a $190,000 expense for the amortization of the discount on Lifecore’s earnout obligation (see Note 2 to the Consolidated Financial Statements) .

Income Taxes

The decrease in the income tax expense in fiscal year 2011 compared to fiscal years 2010 is due to a 2% decrease in taxable income partially offset by an increase in the Company’s effective tax rate to 52% in fiscal year 2011 up from 51% in fiscal year 2010.  The effective tax rates for fiscal year 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the goodwill impairment charge.  In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit (see Note 11 to the Consolidated Financial Statement for the material components of the Company’s effective tax rates).

Noncontrolling Interest

The noncontrolling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the noncontrolling interest for the fiscal year ended May 29, 2011 compared to the same periods last year was not significant.

Fiscal Year Ended May 30, 2010 Compared to Fiscal Year Ended May 31, 2009

Revenues (in thousands):
	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Apio Value Added	$172,416	$165,648	4%
Apio Packaging	2,630	2,608	1%
Food Technology	175,046	168,256	4%
Apio Export	54,926	60,445	(9)%
Total Apio	229,972	228,701	1%
HA	1,457	—	N/M
Technology Licensing	6,795	7,237	(6)%
Total Revenues	$238,224	$235,938	1%

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

The increase in Apio's value-added revenues for the fiscal year ended May 30, 2010 compared to the same period last year was primarily due to increased unit sales volumes related to gaining increased market share, increased promotional activity, and new product introductions which increased unit sales volumes by 14%, 4%, and 3%, respectively. These increases in revenue were partially offset by a decrease in value-added unit sales volumes of 4% related to existing business and a year over year mix change to greater sales of lower priced bag products from higher priced tray products.  The decrease in unit sales volumes from existing business during fiscal year 2010 was due to Apio exiting business that would have resulted in less than acceptable gross profit margins.

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

The decrease in revenues in Apio's export business for the fiscal year ended May 30, 2010 compared to the same period last year was due to a 9% decrease in unit volume sales due to a shortage of produce to export.

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

Gross Profit (in thousands):

	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Apio Value Added	$20,261	$21,020	(4)%
Apio Packaging	2,253	2,366	(5)%
Food Technology	22,514	23,386	(4)%
Apio Export	3,906	3,657	7%
Total Apio	26,420	27,043	(2)%
HA	815	—	N/M
Technology Licensing	6,531	7,237	(10)%
Total Gross Profit	$33,766	$34,280	(1)%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the fiscal year ended May 30, 2010 compared to the same period last year as outlined in the table above.

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

Operating Expenses (in thousands):

	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Research and Development:
Apio	$1,182	$1,321	(11)%
HA	395	—	N/M
Technology Licensing	2,784	2,344	19%
Total R&D	$4,361	$3,665	19%

Selling, General and Administrative:
Apio	$12,128	$12,709	(5)%
HA	339	—	N/M
Technology Licensing	100	—	N/M
Corporate	5,131	5,308	(3)%
Total S,G&A	$17,698	$18,017	(2)%

Other operating expenses:
Technology Licensing	$1,000	$—	N/M
Corporate	2,725	—	N/M
Total other operating expenses	$3,725	$—	N/M

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

Other Operating Expenses

Other operating expenses consists of impairment charges and transaction costs associated with the Lifecore acquisition.  The $1.0 million amount in fiscal year 2010 in Technology Licensing is from the partial write down of  the Company’s investment in Aesthetic Sciences Corporation.  The $2.7 million amount in fiscal year 2010 in Corporate is for the transaction costs from the acquisition of Lifecore on April 30, 2010.

Non-operating income/(expense)  (in thousands):
	Fiscal Year ended May 30, 2010	Fiscal Year ended May 31, 2009	Change
Interest Income	$834	$1,306	(36)%
Interest Expense	$(88)	$(8)	1000%
Income Taxes	$(4,262)	$(5,611)	(24)%
Noncontrolling Interest	$(482)	$(555)	(13)%

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

Income Taxes

The decrease in the income tax expense for the fiscal year ended May 30, 2010 is due to a 37% decrease in net income before taxes compared to the fiscal year ended May 31, 2009.  The effective tax rate in fiscal year 2010 increased to 51% from 42% in fiscal year 2009.  The effective tax rates for the fiscal years 2010 and 2009 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, and tax exempt interest (see Note 11 to the Consolidated Financial Statement for the material components of the Company’s effective tax rates).

Noncontrolling Interest

The noncontrolling interest expense consists of the minority interest associated with the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the noncontrolling interest expense in fiscal year 2010 compared to fiscal year 2009 was not significant.

Liquidity and Capital Resources

As of May 29, 2011, the Company had cash and cash equivalents of $8.1 million, a net decrease of $19.7 million from $27.8 million at May 30, 2010.

Cash Flow from Operating Activities

Landec generated $14.5 million of cash flow from operating activities during the fiscal year ended May 29, 2011 compared to $7.5 million during the fiscal year ended May 30, 2010.  The primary sources of cash from operating activities during fiscal year 2011 were $4.3 million of net income and non-cash related expenses of $13.1 million, partially offset by a net decrease of $2.9 million in working capital.  The primary changes in working capital during fiscal year 2011 which decreased working capital were (a) a $3.0 million increase in trade accounts receivable primarily due to a $1.7 million increase in receivables at Apio as a result of revenues for May 2011 being $2.0 million higher than May 2010 and from a $484,000 increase at Lifecore as a result of revenues for May 2011 being $1.0 million higher than May 2010, (b) a $4.1 million increase in inventories due to a $1.6 million increase in export inventories that were in transit at fiscal year end due to the timing of shipments, a $900,000 increase in raw material and finished goods inventories for Apio’s value-added vegetable business as a result of anticipated  increases in demand and a $1.8 million increase in inventories at Lifecore due to the inventory build for expected new business, and (c) a $1.7 million decrease in deferred revenue associated with the Monsanto Agreement.  The primary changes in working capital during fiscal year 2011 which increased working capital were a $3.9 million increase in current liabilities primarily due to a $2.3 million increase in accounts payable resulting from increased cost of sales from the increase in revenues and increase in operating expenses and a $1.0 million increase in accrued compensation primarily from bonuses earned by Lifecore employees.

Cash Flow from Investing Activities

Net cash used in investing activities for the fiscal year ended May 29, 2011 was $29.4 million compared to net cash used in investing activities of $42.8 million for the same period last year.  The primary uses of cash in investing activities during fiscal year 2011 were from (a) the purchase of $6.7 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and facility modifications and equipment purchased at Lifecore to support business growth, (b) the net purchase of $7.7 million of marketable securities and (c) the purchase of $15 million of preferred and common shares in Windset.  The primary uses of cash from investing activities during fiscal year 2010 were from the acquisition of Lifecore for $39.7 million (net of cash acquired), from the purchase of $5.2 million of property and equipment primarily for the growth of Apio’s value-added vegetable business partially offset by net proceeds of $2.1 million from the sale of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the fiscal year ended May 29, 2011 was $4.8 million compared to net cash provided by financing activities of $19.7 million for the same period last year.  The use of cash in financing activities during the fiscal year 2011 was primarily from $3.9 million of long-term debt payments and the repurchase of $1.2 million of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $764,000.  The primary source of cash from financing activities during fiscal year 2010 was from the $20.0 million of proceeds from long-term debt entered into in connection with the acquisition of Lifecore.

Capital Expenditures

During the fiscal year ended May 29, 2011, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value- added processing facility and facility modifications and equipment purchased at Lifecore to support business growth.  These expenditures represented the majority of the $6.7 million of capital expenditures.

Debt

On April 30, 2010 in connection with the acquisition of Lifecore, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.  On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants. The amendment on August 9, 2010 amended the definition of the net income of Lifecore to exclude non-recurring expenses incurred in connection with the acquisition of Lifecore and to exclude expenses related to the impact of adjustments from purchase accounting (e.g. inventory step-up, discount on the earn out, etc.) as they relate to the minimum net income covenant. The aforementioned adjustments were made to the initial forecast that the Company had previously provided Wells Fargo which was the basis for the covenants in the Credit Agreement and which were necessary for compliance as of May 30, 2010.  The amendment on September 14, 2010 amended the definition of the net income of Lifecore to include only the current fiscal year to date results as compared to the previous trailing four quarter basis, so as to exclude results prior to the acquisition. In addition, the minimum net income requirement for the first quarter ended August 29, 2010 was changed to $1.00 from $500,000.  The Company was in compliance with all financial covenants as of May 29, 2011.

On May 4, 2010, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the $20 million Credit Agreement so that the interest payable is effectively fixed at a rate of 4.24% (see Note 10 to the Consolidated Financial Statemets).

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRB”).  These bonds were assumed by Landec in the acquisition of Lifecore (see Note 2 to the Consolidated Financial Statements).  The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.50%.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 29, 2011, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2012	2013	2014	2015	2016	Thereafter
Income taxes	$—	$—	$—	$—	$—	$—	$—
Long-term debt	19,830	4,330	4,340	4,355	4,365	375	2,065
Interest payments	1,818	677	499	321	142	55	124
Unrealized loss on interest rate swap	430	430	—	—	—	—	—
Operating leases	2,571	734	607	509	307	261	153
Licensing obligation	50	50	—	—	—	—	—
Purchase commitments	2,194	2,194	—	—	—	—	—
Total	$26,893	$8,415	$5,446	$5,185	$4,814	$691	$2,342

The income tax amounts above exclude liabilities associated with the accounting for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

The interest payment amounts above include the fixed interest rate payments for the Credit Agreement with Wells Fargo and an estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 62.5 basis points resulting in a estimated rate of 2.515%.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of May 29, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Our management has concluded that, as of May 29, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our  internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

On April 30, 2010, the Company acquired Lifecore. The Company has expanded the scope of a number of internal processes to include Lifecore and is fully integrated as of May 29, 2011.  There were no other changes in our internal controls over financial reporting during the fiscal year ended May 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 29, 2011 and May 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2011 of Landec Corporation and subsidiaries and our report dated August 5, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
August 5, 2011

Item 9B.  Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Goverance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2011 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2011 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2011 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2011 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2011 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation

			Page

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	52

		Consolidated Balance Sheets at May 29, 2011 and May 30, 2010	53

		Consolidated Statements of Income for the Years Ended May 29, 2011, May 30, 2010 and May 31, 2009	54

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 29, 2011, May 30, 2010 and May 31, 2009	55

		Consolidated Statements of Cash Flows for the Years Ended May 29, 2011, May 30, 2010 and May 31, 2009	56

		Notes to Consolidated Financial Statements	57

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 29, 2011 and May 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 29, 2011 and May 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 29, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, under the heading ‘Business Combinations,’ the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, effective June 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
August 5, 2011

 LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 29, 2011	May 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,135	$27,817
Marketable securities	28,124	20,421
Accounts receivable, less allowance for doubtful accounts of $342 and $189 at May 29, 2011 and May 30, 2010, respectively	21,653	18,637
Accounts receivable, related party	453	729
Income taxes receivable	571	739
Inventories, net	20,161	16,107
Deferred taxes	542	1,262
Prepaid expenses and other current assets	5,987	3,230
Total current assets	85,626	88,942

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	15,662	—
Property and equipment, net	51,779	50,161
Goodwill, net	36,462	41,154
Trademarks/ trade names, net	12,428	12,428
Customer relationships, net	3,366	3,674
Other assets	196	3,045
Total Assets	$206,312	$200,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,747	$14,354
Related party payables	300	349
Accrued compensation	3,080	2,043
Other accrued liabilities	3,581	3,277
Deferred revenue	2,657	3,391
Current portion of long-term debt	4,330	4,521
Total current liabilities	30,695	27,935

Long-term debt	15,500	19,249
Deferred revenue	—	1,000
Deferred taxes	11,338	8,801
Other non-current liabilities	11,053	10,737
Total liabilities	68,586	67,722
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,405,799 and 26,490,259 shares issued and outstanding at May 29, 2011 and May 30, 2010, respectively	27	27
Additional paid-in capital	119,169	117,730
Accumulated other comprehensive loss	(267)	(179)
Retained earnings	17,126	13,206
Total stockholders’ equity	136,055	130,784
Non-controlling interest	1,671	1,691
Total Equity	137,726	132,475
Total Liabilities and Stockholders’ Equity	$206,312	$200,197

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 29,	Year Ended May 30,	Year Ended May 31,
	2011	2010	2009
Revenues:
Product sales	$267,121	$228,390	$224,404
Services revenue, related party	3,391	3,699	4,145
License fees	5,400	5,400	6,000
Research, development and royalty revenues	817	735	1,389
Total revenues	276,729	238,224	235,938

Cost of revenue:
Cost of product sales	223,613	198,075	195,180
Cost of product sales, related party	3,554	3,391	3,189
Cost of services revenue	2,867	2,992	3,289
Total cost of revenue	230,034	204,458	201,658

Gross profit	46,695	33,766	34,280

Operating costs and expenses:
Research and development	9,275	4,361	3,665
Selling, general and administrative	24,608	17,698	18,017
Other operating expenses	4,780	3,725	—
Total operating costs and expenses	38,663	25,784	21,682

Operating income	8,032	7,982	12,598

Dividend income	328	—	—
Interest income	430	834	1,306
Interest expense	(820)	(88)	(8)
Other income	472	—	―
Net income before taxes	8,442	8,728	13,896
Income tax expense	(4,181)	(4,262)	(5,611)
Consolidated net income	4,261	4,466	8,285
Non controlling interest	(341)	(482)	(555)
Net Income applicable to Common Stockholders	$3,920	$3,984	$7,730

Basic net income per share	$0.15	$0.15	$0.30
Diluted net income per share	$0.15	$0.15	$0.29

Shares used in per share computation:
Basic	26,397	26,382	26,202
Diluted	26,626	26,633	26,751

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Other Comprehensive	Total Stockholders’	Non- controlling
	Shares	Amount	Capital	(Deficit)	Loss	Equity	interest
Balance at May 25, 2008	26,156,323	$26	$112,948	$1,492	―	$114,466	$1,550
Issuance of common stock at $2.82 to $5.34 per share	160,570	—	379	—	―	379	—
Issuance of common stock for vested restricted stock units	9,996	—	—	—	―	—	—
Stock-based compensation	—	—	933	—	―	933	—
Tax benefit from stock-based compensation expense	—	—	1,898	—	―	1,898	—
Non-controlling interest expense	—	—	—	—	—	—	555
Payments to non-controlling interest	—	—	—	—	—	—	(315)
Net income and comprehensive income	—	—	—	7,730	―	7,730	—
Balance at May 31, 2009	26,326,889	26	116,158	9,222	―	125,406	1,790
Issuance of common stock at $1.89 to $6.75 per share, net of taxes paid by Landec on behalf of employees	121,442	1	378	—	―	379	—
Issuance of common stock for vested restricted stock units	41,928	—	―	—	―	—	—
Taxes paid by Company for stock swaps and RSUs	―	―	(339)	—	―	(339)	—
Stock-based compensation	—	—	1,016	—	―	1,016	—
Tax benefit from stock-based compensation expense	—	—	517	—	―	517	—
Non-controlling interest expense	—	—	—	—	—	—	482
Payments to non-controlling interest	—	—	—	—	—	—	(581)
Net income and comprehensive loss	—	—	—	3,984	(179)	3,805	—
Balance at May 30, 2010	26,490,259	27	117,730	13,206	(179)	130,784	1,691
Issuance of common stock at $3.38 to $3.80 per share, net of taxes paid by Landec on behalf of employees	91,091	—	126	—	―	126	—
Issuance of common stock for vested restricted stock units	40,133	—	―	—	―	—	—
Common stock repurchased on the open market	(215,684)	—	(1,184)	—	—	(1,184)
Taxes paid by Company for stock swaps and RSUs	―	―	(218)	—	―	(218)	—
Stock-based compensation	—	—	1,951	—	―	1,951	—
Tax benefit from stock-based compensation expense	—	—	764	—	―	764	—
Non-controlling interest expense	—	—	—	—	—	—	341
Payments to non-controlling interest	—	—	—	—	—	—	(361)
Net income and comprehensive loss	—	—	—	3,920	(88)	3,832	—
Balance at May 29, 2011	26,405,799	$27	$119,169	$17,126	$(267)	$136,055	$1,671

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	May 29,	May 30,	May 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$4,261	$4,466	$8,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,313	3,364	3,139
Stock-based compensation expense	1,951	1,016	933
Deferred taxes	3,257	3,248	2,569
Change in investment in non-public company	(662)	―	―
Increase in long-term receivable	(800)	(800)	(800)
Tax benefit from stock based compensation	(764)	(517)	(1,898)
Net loss on disposal of property and equipment	26	―	―
Impairment charges	4,780	1,000	―
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,016)	(1,506)	4,189
Accounts receivable, related party	276	(97)	(221)
Income taxes receivable	878	(764)	—
Inventories, net	(4,054)	(1,269)	1,500
Issuance of notes and advances receivable	(3,073)	(3,030)	(3,055)
Collection of notes and advances receivable	3,314	2,975	3,269
Prepaid expenses and other current assets	602	(1,172)	(184)
Accounts payable	2,393	957	(5,929)
Related party accounts payable	(49)	50	26
Income taxes payable	—	1,162	2,005
Accrued compensation	1,038	(264)	(1,085)
Other accrued liabilities	532	703	(1,125)
Deferred revenue	(1,734)	(2,039)	(2,183)
Net cash provided by operating activities	14,469	7,483	9,435

Cash flows from investing activities:
Purchases of property and equipment	(6,684)	(5,192)	(4,576)
Acquisition of Lifecore, net of cash acquired (Note 2)	—	(39,682)	—
Acquisition related earnout payments	—	—	(7)
Issuance of notes and advances receivable	―	—	(2)
Collection of notes and advances receivable	―	—	103
Purchase of marketable securities	(59,833)	(67,433)	(45,808)
Proceeds from maturities and sales of marketable securities	52,130	69,510	37,953
Investment in non-public company (fair market value)	(15,000)	—	—
Net cash used in investing activities	(29,387)	(42,797)	(12,337)

Cash flows from financing activities:
Repurchase of outstanding common stock	(1,184)	—	—
Proceeds from sale of common stock	126	379	379
Taxes paid by Company for stock swaps and RSUs	(218)	(339)	―
Tax benefit from stock-based compensation expense	764	517	1,898
Net change in other assets/liabilities	49	—	3
Proceeds from long term debt	—	20,000	—
Payments on long term debt	(3,940)	(387)	—
Payments to non controlling interest.	(361)	(498)	(315)
Net cash provided by (used in) financing activities	(4,764)	19,672	1,965
Net decrease in cash and cash equivalents	(19,682)	(15,642)	(937)
Cash and cash equivalents at beginning of year	27,817	43,459	44,396
Cash and cash equivalents at end of year	$8,135	$27,817	$43,459
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$761	$88	$8
Cash paid during the period for income taxes	$146	$652	$1,135

Supplemental schedule of noncash operating and financing activities:
Long-term receivable from Monsanto	$800	$800	$800
Income tax expense not payable	$784	$517	$1,898
Accrued non controlling interest distribution	$—	$250	$—
Impairment charges	$4,780	$1,000	$—
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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

During the fiscal year ended May 29, 2011, sales to the Company’s top five customers accounted for approximately 44% of total revenue, with the top customer, Costco Wholesale Corporation from the Food Products Technology segment, accounting for approximately 16% of total revenues.  In addition, approximately 38% of the Company’s total revenues were derived from product sales to international customers, two of whom individually accounted for more than 5% of total revenues.  As of May 29, 2011, Costco Wholesale Corporation represented approximately 14% of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount is a reasonable estimate of fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 29, 2011.

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

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended May 31, 2009 Allowance for doubtful accounts receivable	$169	$-	$(4)	$165

Year ended May 30, 2010 Allowance for doubtful accounts receivable	$165	$68	$(44)	$189

Year ended May 29, 2011 Allowance for doubtful accounts receivable	$189	$209	$(56)	$342

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

Other Accounting Policies and Disclosures

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents and consists mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.  Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views the funds within its portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at May 29, 2011 and May 30, 2010 was zero and $1.5 million, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $21.5 million of its marketable securities and those due in one to two years represent the remaining $6.6 million of the Company’s marketable securities as of May 29, 2011.  These investments are classified as marketable securities on the consolidated balance sheet as of May 29, 2011 and May 30, 2010 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the fiscal years ended May 29, 2011 and May 30, 2010.  During fiscal years 2011 and 2010, the Company received proceeds of $27.3 million and $9.5 million, respectively, from the sale of marketable securities.  The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 29, 2011 and May 30, 2010 inventories consisted of (in thousands):
	May 29, 2011	May 30, 2010
Finished goods	$10,261	$7,226
Raw materials	7,999	6,868
Work in progress	1,901	2,013
Inventories, net	$20,161	$16,107

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

Advertising Expense

Advertising expenditures for the Company are expensed as incurred.  Advertising expense for the Company for fiscal years 2011, 2010 and 2009 was $458,000, $557,000 and $475,000, respectively.

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

Related Party Transactions

Apio provides cooling and distributing services for farms in which the Chairman of Apio (the “Apio Chairman”) has a financial interest and purchases produce from those farms.  Apio also purchases produce from Beachside Produce LLC for sale to third parties.  Beachside Produce is owned by a group of entities and persons, including the Apio Chairman, that supply produce to Apio.  Revenues and the resulting accounts receivable and cost of product sales and the resulting accounts payable are classified as related party items in the accompanying financial statements as of May 29, 2011 and May 30, 2010 and for the three years ended May 29, 2011.

Prior to the expiration of the leases in December 2009, Apio leased, for approximately $310,000 on an annual basis, agricultural land that is owned by the Apio Chairman.  Apio, in turn, subleased that land at cost to growers who were obligated to deliver product from that land to Apio for value added products.  There was generally no net statement of income impact to Apio as a result of these leasing activities but Apio created a guaranteed source of supply for the value added business.  Apio had loss exposure on the leasing activity to the extent that it was unable to sublease the land. For the years ended May 30, 2010 and May 31, 2009, the Company subleased all of the land leased from the Apio Chairman and received sublease income of $150,000 and $316,000, respectively, which is substantially equal to the amount the Company paid to lease that land for such periods.

Apio's domestic commodity vegetable business was sold to Beachside Produce in 2003.  The Apio Chairman is a 12.5% owner in Beachside Produce.  During fiscal years 2011, 2010 and 2009, the Company recognized revenues of $726,000, $853,000 and $1.3 million, respectively, from the sale of products to Beachside Produce.  The related accounts receivable from Beachside Produce are classified as related party in the accompanying Consolidated Balance Sheets as of May 29, 2011 and May 30, 2010.

The Apio Chairman and Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), entered into a land lease in July 2009, which included an option to purchase the land in Santa Maria, California for $10.5 million.  Windset exercised its option to purchase the land from the Apio Chairman on March 2, 2011.  Windset intends to initially construct 64 acres of indoor vegetable production along with the required support facilities for growing, harvesting, grading and selling numerous varieties of hydroponically grown tomatoes.

Apio purchases produce from Windset for sale to third parties.  Apio has a 20.1% equity interest in Windset (see Note 3).  During fiscal year 2011, Apio purchased $153,000 of produce from Windset.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

The Company capitalizes software development costs for internal use in accordance with accounting guidance.  Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service.  The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years.  The Company did not capitalize any software development costs during fiscal years 2011 or 2010.

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of Lifecore in April 2010, our HA-based Biomaterials reporting unit, (ii) upon the acquisition of Apio in December 1999, which consists of our Food Products Technology and Export reporting units and (iii) from the repurchase of all non controlling interests in the common stock of Landec Ag in December 2006.  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisitions of Lifecore and Apio were allocated to our HA-based Biomaterials reporting unit and our Food Products Technology reporting unit, respectively, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  The consideration paid for the Export reporting unit approximated its fair market value at the time of acquisition, and therefore, no intangible assets were recorded in connection with the Company’s acquisition of this reporting unit.  Goodwill associated with the Technology Licensing reporting unit consists entirely of goodwill resulting from the repurchase of the Landec Ag non controlling interests.  As of May 29, 2011, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $22.6 million of goodwill.  As described below, the $4.8 million of goodwill in the Technology Licensing reporting unit was written off as of May 29, 2011.

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

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 24, 2011 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date for its HA-based Biomaterials and Food Products Technology reporting units.  For the Technology Licensing reporting unit during the fourth quarter of fiscal year 2011 it became apparent to the Company that acceptable biological test results are probably not achievable in the four months left in the agreement before Monsanto has to make its purchase option decision (see Note 4).  The uncertainty related to whether Monsanto will exercise its purchase option for the licensed fields of technology, and the fact that Landec Ag is projected to be unprofitable for several years absent any ongoing relationship with Monsanto, were the main factors contributing to the significant decrease in the estimated fair value of the Landec Ag business and  as a result the goodwill of the Technology Licensing reporting unit was determined to be fully impaired as of May 29, 2011, and therefore, the Company wrote off the entire $4.8 million of goodwill associated with the Technology Licensing reporting unit.  As of May 29, 2011, there were no impairment indicators identified by the Company in its analysis of impairment associated with the acquired indefinite-lived intangible assets.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 38% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting units as of July 24, 2011 exceeded its book value by 55%, and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 25, 2010, the projected cash flow from operations for determining the DCF for fiscal year 2011 was $16.6 million for the Food Products Technology reporting unit.  The actual cash flow from operations for fiscal year 2011 was $12.1 million.  The difference of $4.5 million was a result of increased produce sourcing costs due to weather-related produce shortages which the Company had no way of foreseeing.

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The fair value of indefinite and finite-lived intangible assets associated with our acquisition of Lifecore on April 30, 2010, was determined using a DCF model based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 38% effective tax rate for each year.  Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its book value by 71%, and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 25, 2010, the projected cash flow from operations for determining the DCF for fiscal year 2011 was $3.1million for the Hyaluronan-based Biomaterials reporting unit.  The actual cash flow from operations for fiscal year 2011 was $9.0 million.  The difference of $5.9 million is due to Lifecore exceeding its planned net income by $2.0 million and the change in working capital being much more favorable than planned.

Investment in Non-Public Company

The Company’s investment in Aesthetic Science is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Science.  Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the agreement, the Company determined that its investment was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010, which is classified as part of general and administrative expenses in the Consolidated Statements of Income.  The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $793,000 at May 29, 2011 and May 30, 2010 and is reported as a component of other non current assets.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying consolidated balance sheets as of May 29, 2011.  The Company has elected to account for its investment in Windset under the fair value option (see Note 3).

Deferred Revenue

Cash received in advance of services performed (principally revenues related to upfront license fees) are recorded as deferred revenue.  At May 29, 2011, $2.3 million has been recognized as a liability for deferred license fee revenues and $357,000 for advances from customers.  At May 30, 2010, $4.3 million has been recognized as a liability for deferred license fee revenues and $91,000 for advances from customers.

Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive income for which Landec includes changes in unrealized gains and losses on its interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.  For the fiscal year ended May 29, 2011, the comprehensive loss from the unrealized loss on the interest rate swap, net of $159,000 of income taxes, was $267,000.  For the fiscal year ended May 30, 2010, the comprehensive loss from the unrealized loss on the interest rate swap, net of $105,000 of income taxes, was $179,000.  There was no comprehensive income or loss in the fiscal year ended May 31, 2009.

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Non Controlling Interest

The Company reports all non controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non controlling interests.  Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained non controlling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership.  Apio Cooling is included in the consolidated financial statements of Landec for all periods presented.  The non-controlling interest balance of $1.7 million at both May 29, 2011 and May 30, 2010 is comprised of the limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 29, 2011, the Company had $383,000 valuation allowance against deferred tax assets.

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

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009
Numerator:
Net income applicable to Common Stockholders	$3,920	$3,984	$7,730
Denominator:
Weighted average shares for basic net income per share	26,397	26,382	26,202
Effect of dilutive securities:
Stock options	229	251	549
Weighted average shares for diluted net income per share	26,626	26,633	26,751

Diluted net income per share	$0.15	$0.15	$0.29

Options to purchase 2,032,867, 1,016,239 and 357,514 shares of Common Stock at a weighted average exercise price of $6.67, $7.62 and $9.72 per share were outstanding during fiscal years ended May 29, 2011, May
30, 2010 and May 31, 2009, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

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

During the fiscal year ended May 29, 2011, the Company recognized stock-based compensation expense of $1,951,000 which included $857,000 for restricted stock unit awards and $1,094,000 for stock option grants.  During the fiscal year ended May 30, 2010, the Company recognized stock-based compensation expense of $1,016,000 which included $474,000 for restricted stock unit awards and $542,000 for stock option grants.  During the fiscal year ended May 31, 2009, the Company recognized stock-based compensation expense of $933,000 which included $308,000 for restricted stock unit awards and $625,000 for stock option grants.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The following table summarizes the stock-based compensation by income statement line item:
	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009
Research and development	$565,000	$185,000	$171,000
Sales, general and administrative	1,386,000	831,000	762,000
Total stock-based compensation expense	$1,951,000	$1,016,000	$933,000

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

Valuation Assumptions

As of May 29, 2011, May 30, 2010 and May 31, 2009, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010	Fiscal Year Ended May 31, 2009
Expected life (in years)	3.76	3.56	3.78
Risk-free interest rate	1.16%	1.47%	2.35%
Volatility	0.52	0.52	0.52
Dividend yield	0%	0%	0%

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009 was $2.42, $2.52 and $2.74 per share, respectively.  No stock options were granted above or below grant date market prices during the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009.

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

As of May 29, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap, liability for contingent consideration in connection with the acquisition of Lifecore and its minority interest investment in Windset.

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

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of May 29, 2011, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $267,000, net of taxes of $159,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of May 29, 2011 and May 30, 2010.

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

The Company has no other financial assets or liabilities that fair value measurement has been adopted.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted all the amended provisions of new guidance in the first quarter of fiscal year 2011 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE.  Additionally, the new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the VIE.  The Company adopted the new guidance on May 31, 2010 and such adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

1.          Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Revenue Recognition

In October 2009, the FASB issued new guidance in relation to "Multiple-Deliverable Revenue Arrangements".  The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.    The Company early adopted these standards as of May 31, 2010.  There have been no materially modified agreements since the adoption of the standard.  The adoption did not have an impact on the Company’s results of operations or financial position for the fiscal year ended May 29, 2011.

Recently Issued Pronouncements

Comprehensive Income

In June 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI.  The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Revenue Recognition

In April 2010, the FASB issued guidance on applying the milestone method of revenue recognition in arrangements with research and development activities.  These amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company's adoption of the provisions of this update is not expected to have a material impact on its revenue recognition in the Company’s fiscal year beginning on May 30, 2011.

Subsequent Events

In February 2010, the FASB issued updates to the subsequent events guidance requiring an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption is not expected to have an impact on the Company's financial position, results of operations or cash flows upon adoption in the Company’s fiscal year beginning on May 30, 2011.

Business Combinations

In December 2010, the FASB issued an update requiring a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. These amendments affect any public entity as defined by US GAAP that enters into business combinations that are material on an individual or aggregate basis, and are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the provisions of this update to have a material effect on its financial position, results of operations or cash flows upon adoption in its fiscal year beginning on May 30, 2011.

2.           Acquisition of  Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement withThe Cleveland Clinic Foundation to develop and commercialize hyaluronan-based products and related applications.  The license is for patented hyaluronan-based cross-linking technology, Corgel ™ Biohydrogel products, that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet identified any potential commercial products for this technology; however Landec will continue to investigate potential applications.

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million that is held in an escrow account to secure the indemnification rights of Landec and other indemnities with respect to certain matters, including breaches of representations, warranties and covenants included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s right under the escrow agreement consist solely of its ability to file a claim against the escrow.  Half of the escrow or $3.3 million was released and paid to the former Lifecore shareholder in May 2011.  In addition, the Company may be required to pay in cash up to an additional $10.0 million in earnout payments in the event that Lifecore achieves certain revenue targets in calendar years 2011 and 2012.

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

2.           Acquisition of  Lifecore Biomedical, Inc. (continued)

The following table summarizes the estimated fair values of Lifecore’s assets acquired and liabilities assumed and related deferred income taxes, effective April 30, 2010, the date the Company obtained control of Lifecore (in thousands).

Cash and cash equivalents	$318
Accounts receivable, net	1,860
Inventories, net	9,009
Property and equipment	25,529
Other tangible assets	1,455
Intangible assets	7,900
Total identifiable assets acquired	46,071
Accounts payable and other liabilities	(2,983)
Long-term debt	(4,157)
Deferred taxes	(3,162)
Total liabilities assumed	(10,302)
Net identifiable assets acquired	35,769
Goodwill	13,881
Net assets acquired	$49,650

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.  The Company has finalized the fair values of the acquired assets and assumed liabilities and has completed the purchase price allocation as of April 30, 2011.

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates.  During fiscal year 2011, the remaining $496,000 of step-up was charged to cost of products sold as the inventory was sold.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.9 million, which represents the goodwill amount resulting from the acquisition which can be attributable to its work force in place at the time of the acquisition and to Lifecore’s long history and future prospects. None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary.  During fiscal year 2011, goodwill increased $88,000 primarily due to adjustments in Lifecore’s deferred tax balance as of the acquisition date.

2.           Acquisition of  Lifecore Biomedical, Inc. (continued)

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earnout payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.84 million and $9.65 million, as of May 29, 2011 and May 30, 2010, respectively, and is classified as a non current liability in the Consolidated Balance Sheets and the $190,000 change in the fair value of the liability is netted against other income in the Consolidated Statements of Income.  The Company projects that it will pay the entire $10 million earn out during the third quarter of fiscal year 2012.

3.	Investments in non-public companies

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of May 29, 2011 and May 30, 2010.  No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset. Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

3.	Investments in non-public companies (continued)

From the close of the Purchase Agreement to May 29, 2011, the Company recorded $328,000 in dividend income.  The change in the fair market value of the Company’s investment in Windset as of May 29, 2011 was determined to be $662,000 which is recorded as other income.

4.           Sale of Fielder’s Choice Direct and License Agreement

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

5.           Other License Agreements (continues)

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“exclusive products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the exclusive products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of May 29, 2011, only one product has been added to the agreement and the first year minimum payment period had an original payment date of June 2011.   However, the original payment date of June 2011 has been deferred until April 2012 due to delays in obtaining the required packaging materials.

6.           Property and Equipment

Property and equipment consists of the following (in thousands):
	Years of
	Useful Life	May 29, 2011	May 30, 2010
Land and building	15-30	$43,885	$41,990
Leasehold improvements	3-20	1,082	1,111
Computer, capitalized software, machinery, equipment and auto	3-7	35,024	31,869
Furniture and fixtures	5-7	513	411
Construction in process		6	618
Gross property and equipment		80,510	75,999
Less accumulated depreciation and amortization		(28,731)	(25,838)
Net property and equipment		$51,779	$50,161

Depreciation and amortization expense for property and equipment for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009 was $5.0 million, $3.4 million and $3.1 million, respectively.  There was no equipment under capital leases at May 29, 2011 or May 30, 2010.  Amortization related to capitalized software was $136,000, $39,000 and $175,000 for fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009, respectively.  The unamortized computer software costs at May 29, 2011 and May 30, 2010 were $491,000 and $260,000, respectively.

7.            Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009 by reportable segment, are as follows (in thousands):
	Food Products Technology	Technology Licensing	Hyaluronan- based Biomaterials	Total

Balance as of May 25, 2008	$22,574	$4,780	$—	$27,354
Goodwill acquired during the period	7	—	—	7
Balance as of May 31, 2009	22,581	4,780	—	27,361
Goodwill acquired during the period	—	—	13,793	13,793
Balance as of May 30, 2010	22,581	4,780	13,793	41,154
Goodwill acquired/reclassed during the period	—	—	88	88
Goodwill impaired during the period	—	(4,780)	—	(4,780)
Balance as of May 29, 2011	$22,581	$—	$13,881	$36,462

Information regarding Landec’s other intangible assets is as follows (in thousands):
	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 25, 2008	$8,228	$—	$8,228
Amortization expense	—	—	—
Balance as of May 31, 2009	8,228	—	8,228
Acquired during the period	4,200	3,700	7,900
Amortization expense	—	(26)	(26)
Balance as of May 30, 2010	12,428	3,674	16,102
Amortization expense	—	(308)	(308)
Balance as of May 29, 2011	$12,428	$3,366	$15,794

Accumulated amortization as of May 29, 2011 was $3.8 million and accumulated amortization as of  May 30, 2010 and May 31, 2009 was $3.4 million.  The amortization expense for fiscal years 2011 through 2022 was and will be $308,000 per year.  Accumulated impairment losses through May 29, 2011 were $4.8 million.

8.           Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 29, 2011 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 29, 2011, the Company had 3.4 million common shares reserved for future issuance under Landec equity incentive plans.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

8.           Stockholders’ Equity (continued)

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights.  Awards under the Plan will be evidenced by an agreement with the Plan participants and 1.9 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan.  Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares.  In addition, awards to non-employee directors are discretionary.  However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective.  The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates eligible to participate in the 2005 Plan.  The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights.  Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 29, 2011, 715,916 shares and options to purchase shares were outstanding.  The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

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

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During fiscal year 2011, the Company repurchased on the open market 215,684 shares of its Common Stock for $1.2 million and retired those shares.

8.            Stockholders’ Equity (continued)

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSU’s and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 25, 2008	567,396	63,168	$11.32	1,896,950	$5.68
Granted	(506,254)	127,504	$6.62	378,750	$6.62
Awarded/Exercised	—	(10,002)	$13.32	(331,950)	$3.66
Forfeited	14,875	(3,666)	$7.45	(11,209)	$8.59
Plan shares expired	(209)	—	—	—	—
Balance at May 31, 2009	75,808	177,004	$7.88	1,932,541	$6.19
Additional shares reserved	1,900,000	―
Granted	(1,193,022)	307,272	$5.80	885,750	$5.78
Awarded/Exercised	—	(51,671)	$8.11	(190,962)	$4.32
Forfeited	—	(1,000)	$13.32	(1,000)	$13.32
Plan shares expired	―	—	—	(169,500)	$7.01
Terminated plan	(12,475)	―	―	―	―
Balance at May 30, 2010	770,311	431,605	$6.35	2,456,829	$6.13
Granted	(129,335)	32,335	$6.00	97,000	$6.00
Awarded/Exercised	—	(48,855)	$9.48	(217,076)	$3.46
Forfeited	—	—	—	(18,000)	$10.63
Balance at May 29, 2011	640,976	415,085	$5.96	2,318,753	$6.34

Upon vesting of certain RSUs and the exercise of certain options during the period ended May 29, 2011, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amount were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2011, 2010 and 2009 were 136,374, 79,263 and 171,386 RSUs and options, respectively,.which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities were approximately $218,000. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

8.           Stockholders’ Equity (continued)

The following table summarizes information concerning stock options outstanding and exercisable at May 29, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)
$ 1.66 - $2.55	35,000	1.76	$2.42	$119,250	35,000	$2.42	$119,250
$ 2.82 - $4.67	151,809	1.55	$3.58	$341,525	151,809	$3.58	$341,525
$ 5.63 - $5.63	677,750	6.00	$5.63	$135,550	228,395	$5.63	$45,679
$ 5.65 - $6.22	785,694	3.97	$6.15	$3,660	561,761	$6.15	$2,100
$ 6.35 - $8.86	580,500	5.53	$7.32	$—	523,222	$7.41	$—
$ 13.32 - $13.32	88,000	3.08	$13.32	$—	88,000	$13.32	$—
$ 1.66 - $13.32	2,318,753	4.23	$6.34	$599,985	1,588,187	$6.56	$508,554

The weighted average remaining contractual life of options exercisable as of May 29, 2011 was 3.46 years.

At May 29, 2011 and May 30, 2010 options to purchase 1,588,187 and 1,413,160 shares of Landec’s Common Stock were vested, respectively.  No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.83 on May 27, 2011, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 29, 2011, was approximately 450,000 shares.  The aggregate intrinsic value of stock options exercised during the fiscal year 2011 was $750,000

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 29, 2011:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 30, 2010	1,043,669	$2.72	431,605	$6.35
Granted	97,000	$2.42	32,335	$6.00
Vested/Awarded	(392,103)	$2.56	(48,855)	$9.48
Forfeited	(18,000)	$5.78	—	—
Unvested at May 29, 2011	730,566	$2.69	415,085	$5.96

As of May 29, 2011, there was $3.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.9 years for stock options and 1.8 years for restricted stock awards.

9.          Debt

On April 30, 2010 in conjunction with the acquisition of Lifecore, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.  On August 9, 2010 and September 14, 2010, the Company amended its Credit Agreement with Wells Fargo to modify certain financial covenants. The amendment on August 9, 2010 amended the definition of the net income of Lifecore to exclude non-recurring expenses incurred in connection with the acquisition of Lifecore and to exclude expenses related to the impact of adjustments from purchase accounting (e.g. inventory step-up, discount on the earn out, etc.) as they relate to the minimum net income covenant. The aforementioned adjustments were made to the initial forecast that the Company had previously provided Wells Fargo which was the basis for the covenants in the Credit Agreement and which were necessary for compliance as of May 30, 2010.  The amendment on September 14, 2010 amended the definition of the net income of Lifecore to include only the current fiscal year to date results as compared to the previous trailing four quarter basis, so as to exclude results prior to the acquisition. In addition, the minimum net income requirement for the first quarter ended August 29, 2010 was changed to $1.00 from $500,000.  The Company was in compliance with all financial covenants as of May 29, 2011.

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

Long-term debt consists of the following (in thousands):
	May 29, 2011	May 30, 2010
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	$16,000	$19,667
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (.40% and 2.56% at May 29, 2011 and May 30, 2010, respectively)	3,830	4,103
Total	19,830	23,770
Less current portion	(4,330)	(4,521)
Long-term portion	$15,500	$19,249

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):
	Wells Fargo	IRB	Total
FY2012	$4,000	$330	$4,330
FY2013	4,000	340	4,340
FY2014	4,000	355	4,355
FY2015	4,000	365	4,365
FY2016	—	375	375
Thereafter		2,065	2,065
	$16,000	$3,830	$19,830

The maturities on the IRB are held in a sinking fund account, recorded in Other Current Assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

10.         Derivative Financial Instruments

The Company is exposed to interest rate risks primarily through borrowings under its Credit Agreement with Wells Fargo (see Note 9).  Interest on all of the Company’s borrowings under its Credit Agreement is based upon variable interest rates.  As of May 29, 2011, the Company had borrowings of $16.0 million outstanding under its Credit Agreement which bear interest at a rate equal to the one-month LIBOR plus 2%.  As of May 29, 2011, the interest rate on borrowings under the Credit Agreement was accruing at 2.25%.

In May 2010, the Company entered into a five-year interest rate swap agreement under the Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of  May 29, 2011 and May 30, 2010, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $267,000, net of taxes of $159,000 and $179,000, net of taxes of $105,000, respectively, as a result of the interest rate swap.  The unrealized loss was based on Level 2 hierarchy for fair value measurements.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities as of May 29, 2011 and May 30, 2010.

11.         Income Taxes

The provision for income taxes consisted of the following (in thousands):
	Year ended	Year ended	Year ended
	May 29, 2011	May 30, 2010	May 31, 2009
Current:
Federal	$881	$844	$2,217
State	176	170	883
Total	1,057	1,014	3,100
Deferred:
Federal	3,140	3,186	2,060
State	(16)	62	451
Total	3,124	3,248	2,511
Income tax expense	$4,181	$4,262	$5,611

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):
	Year Ended May 29, 2011	Year Ended May 30, 2010	Year Ended May 31, 2009
Provision at U.S. statutory rate (1)	$2,835	$2,886	$4,669
State income taxes, net of federal benefit	213	217	1,023
Goodwill impairment charge	1,849	—	—
Change in valuation allowance	(7)	390	—
Tax-exempt interest	(115)	(209)	(196)
Tax credit carryforwards	(637)	(102)	(159)
Transaction Costs	—	982	—
Other	43	98	274
Total	$4,181	$4,262	$5,611

(1) Statutory rate was 35% for fiscal years 2011, 2010 and 2009.

11.          Income Taxes (continued)

The decrease in the income tax expense in fiscal year 2011 compared to fiscal years 2010 is due a 2% decrease in taxable income partially offset by an increase in the Company’s effective tax rate to 52% in fiscal year 2011 up from 51% in fiscal year 2010.  The decrease in the income tax expense in fiscal year 2010 compared to fiscal year 2009 is due to a 38% decrease in taxable income partially offset by an increase in the Company’s effective tax rate to 51% in fiscal year 2010 up from 42% in fiscal year 2009.  The effective tax rates for fiscal year 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the goodwill impairment charge.  In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit. The effective tax rates for the fiscal year ended May 30, 2010 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and accounting for transaction costs associated with the Lifecore acquisition in fiscal year 2010.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 29, 2011	May 30, 2010
Deferred tax assets:
Net operating loss carryforwards	$6	$—
Research and AMT credit carryforwards	892	705
Accruals and reserves, not currently deductible for tax	627	1,528
Stock-based compensation	837	605
Other	396	344
Gross deferred tax assets	2,758	3,182
Valuation allowance	(383)	(390)
Net deferred tax assets	2,375	2,792

Deferred tax liabilities:
Basis difference in trading securities	(253)	—
Depreciation and amortization	(4,293)	(2,425)
Goodwill and other indefinite life intangibles	(8,625)	(7,906)
Deferred tax liabilities	(13,171)	(10,331)

Net deferred tax (liabilities) assets	$(10,796)	$(7,539)

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $383,000 and $390,000 as of May 29, 2011 and May 30, 2010, respectively, should be recorded as a result of a book impairment loss on the Company’s investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.  The valuation allowance decrease of $7,000 from the prior year was due to a change in the Company’s apportionment.

As of May 29, 2011, the Company had federal and state net operating loss carryforwards of approximately $7.7 million and $5.0 million, respectively. These losses expire in different periods through 2030, if not utilized. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

11..          Income Taxes (continued)

The Company also had federal and state research and development tax credits carryforwards of approximately $2.2 million and $1.6 million, respectively.  The research and development tax credit carryforwards expire in different periods through 2031 for federal purposes and have an unlimited carryforward period for state purposes.  The Company also has a federal therapeutic drug tax credit carryforward of $244,000 that will expire in 2030.  Furthermore, the Company has federal alternative minimum tax credits of approximately $800,000 that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
	As of
	May 29, 2011	May 30, 2010	May 31, 2009
Unrecognized tax benefits – beginning of the period	$868	$619	$679
Gross increases – tax positions in prior period	280	138	16
Gross decreases – tax positions in prior period	(310)	(203)	(51)
Gross increases – current-period tax positions	75	332	14
Settlements	—	(18)	(39)
Lapse of statute of limitations	(153)	—	—

Unrecognized tax benefits – end of the period	$760	$868	$619

The unrecognized tax benefits at May 29, 2011, May 30, 2010 and May 31, 2009 were $760,000, $868,000 and $619,000, of which $601,000, $708,000 and $549,000, respectively, will impact the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not significant as of May 29, 2011. Additionally, the Company expects its unrecognized tax benefits to change by $240,000 within the next 12 months related to the expiration of tax attributes.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1996 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

12.	Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2017.

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 29, 2011 are as follows (in thousands):

Amount
FY2012	$734
FY2013	607
FY2014	509
FY2015	307
FY2016	261
Thereafter	153
$2,571

12.	Commitments and Contingencies (continued)

Rent expense for operating leases, including month to month arrangements was $1.2 million for the fiscal year ended May 29, 2011, $1.5 million for the fiscal year ended May 30, 2010 and $1.6 million for the fiscal year ended May 31, 2009.

Employment Agreements

Landec has entered into employment agreements with certain key employees.  These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries.  The accrued incentive bonuses amounted to $347,000 at May 29, 2011 and $359,000 at May 30, 2010.

Licensing Agreement

In fiscal year 2001, the Company entered into an agreement for the exclusive worldwide rights to market grapes under certain brand names.  Under the terms of the amended agreement (amended in fiscal year 2004), the Company is obligated to make one final payment of $50,000 in fiscal year 2012.

Purchase Commitments

At May 29, 2011, the Company was committed to purchase $2.2 million of produce during fiscal year 2012 in accordance with contractual terms.  Payments of $10.4 million were made in fiscal year 2011 under these arrangements.

Loss Contingencies

As of May 29, 2011, the Company is not a party to any legal proceedings.

13.	Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds.  Beginning in fiscal year 2001, the Company amended the plan so that it contributes an amount equal to 50% of the participants’ contribution up to 3% of the participants’ salary.  In May 2003, the Company again amended the plan to make the Company’s matching contribution to the plan on behalf of participants voluntary, and to make employees participation in the plan voluntary.  In June 2006, the Company again amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed.  Participants are at all times fully vested in their contributions.  The Company's contribution vests annually over a four-year period at a rate of 25% per year.  The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan.  For the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009,  the Company contributed $720,000, $368,000 and $341,000, respectively, to the Landec Plan.

14.         Business Segment Reporting

The Company manages its business operations through four strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Commodity Trading segment, the Hyaluronan-based Biomaterials segment and the Technology Licensing segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The Hyaluronan-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate includes corporate general and administrative expenses, non Food Products Technology interest income and Company-wide income tax expenses.  All of the assets of the Company are located within the United States of America.  The Company’s international sales are primarily to Canada, Taiwan, Belgium, Indonesia, China and Japan.  Operations and identifiable assets by business segment consisted of the following (in thousands):

Fiscal Year Ended May 29, 2011	Food Products Technology	Food Export	Hyaluronan- based Biomaterials		Technology Licensing	Corporate	TOTAL
Net sales	$175,664	$61,663		$32,505	$6,897	$—	$276,729
International sales	$18,580	$61,214		$24,024	$—	$—	$103,818
Gross profit	$18,888	$3,901		$17,231	$6,675	$—	$46,695
Net income (loss)	$8,200	$1,617		$7,278	$(2,504)	$(10,671)	$3,920
Identifiable assets	$88,241	$16,320		$83,954	$7,527	$10,270	$206,312
Depreciation and amortization	$3,174	$8		$1,972	$159	$—	$5,313
Capital expenditures	$3,620	$—		$2,817	$247	$—	$6,684
Dividend income	$328	$—		$—	$—	$—	$328
Interest income	$129	$—		$164	$—	$137	$430
Interest expense	$2	$—		$818	$—	$—	$820
Income tax expense	$—	$—		$—	$—	$4,181	$4,181
Impairment charges	$—	$—		$—	$4,780	$—	$4,780

Fiscal Year Ended May 30, 2010
Net sales	$175,046	$54,926		$1,457	$6,795	$—	$238,224
International sales	$15,714	$52,319		$603	$—	$—	$68,636
Gross profit	$22,514	$3,906		$815	$6,531	$—	$33,766
Net income (loss)	$11,051	$1,789		$13	$2,647	$(11,516)	$3,984
Identifiable assets	$75,280	$13,979		$79,604	$11,848	$19,486	$200,197
Depreciation and amortization	$3,055	$8		$141	$160	$—	$3,364
Capital expenditures	$4,212	$—		$739	$241	$—	$5,192
Interest income	$223	$—		$8	$—	$603	$834
Interest expense	$12	$—		$76	$—	$—	$88
Income tax expense	$—	$—		$—	$—	$4,262	$4,262
Impairment charges	$—	$—		$—	$1,000	$—	$1,000

Fiscal Year Ended May 31, 2009
Net sales	$168,256	$60,445	$	―	$7,237	$—	$235,938
International sales	$14,393	$55,267	$	―	$—	$—	$69,660
Gross profit	$23,386	$3,657	$	―	$7,237	$—	$34,280
Net income (loss)	$11,279	$1,555	$	―	$4,893	$(9,997)	$7,730
Identifiable assets	$75,466	$14,329	$	―	$12,278	$51,425	$153,498
Depreciation and amortization	$2,947	$14	$	―	$178	$—	$3,139
Capital expenditures	$4,367	$—	$	―	$209	$—	$4,576
Interest income	$385	$—	$	―	$—	$921	$1,306
Interest expense	$8	$—	$	―	$—	$—	$8
Income tax expense	$—	$—	$	―	$—	$5,611	$5,611

15.        Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2011, 2010 and 2009 (in thousands, except for per share amounts):

FY 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2011
Revenues	$64,953	$70,168	$73,508	$68,100	$276,729
Gross profit	$11,817	$11,855	$12,477	$10,546	$46,695
Net income (loss)	$2,304	$2,055	$2,298	$(2,737)	$3,920
Net income (loss) per basic share	$0.09	$0.08	$0.09	$(0.10)	$0.15
Net income (loss) per diluted share	$0.09	$0.08	$0.09	$(0.10)	$0.15

FY 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2010
Revenues	$60,943	$60,933	$58,133	$58,215	$238,224
Gross profit	$8,870	$7,417	$8,127	$9,352	$33,766
Net income (loss)	$2,184	$1,534	$1,734	$(1,468)	$3,984
Net income (loss) per basic share	$0.08	$0.06	$0.07	$(0.06)	$0.15
Net income (loss) per diluted share	$0.08	$0.06	$0.07	$(0.06)	$0.15

FY 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2009
Revenues	$71,753	$58,038	$53,911	$52,236	$235,938
Gross profit	$10,123	$7,557	$7,591	$9,009	$34,280
Net income	$2,839	$1,498	$1,540	$1,853	$7,730
Net income per basic share	$0.11	$0.06	$0.06	$0.07	$0.30
Net income per diluted share	$0.11	$0.06	$0.06	$0.07	$0.29

16.         Subsequent Events

The Company has evaluated  subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission.

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

10.21*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.22*	Form of Stock Grant Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.23*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.24*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.25*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan,
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

10.31
Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

10.32
Amendment No. 2 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated September 14, 2010, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended August 29, 2010.

Exhibit Number:	Exhibit Title

10.33
Share Purchase Agreement, dated February 15, 2011, by and between Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

10.34*	2012 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2011.

21.1	Subsidiaries of the Registrant	State of Incorporation
	Landec Ag, LLC	Delaware
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See page 90

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 5, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2011

/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2011

/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 5, 2011

/s/ Robert Tobin
Robert Tobin	Director	August 5, 2011

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	August 5, 2011

/s/ Frederick Frank
Frederick Frank	Director	August 5, 2011

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 5, 2011

/s/ Richard S. Schneider, Ph.D
Richard S. Schneider, Ph.D	Director	August 5, 2011

/s/ Steven Goldby
Steven Goldby	Director	August 5, 2011

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	August 5, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See page 90

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.