Form 10-Q
period 2011-08-28
LANDEC CORP \CA\
filed 2011-10-05
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 28, 2011, or

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
Yes    X       No __

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
Yes            No   X

As of September 27, 2011, there were 25,913,263 shares of Common Stock outstanding.

LANDEC CORPORATION

  FORM 10-Q For the Fiscal Quarter Ended August 28, 2011

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)

	August 28, 2011	May 29, 2011
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,242	$8,135
Marketable securities	32,112	28,124
Accounts receivable, less allowance for doubtful accounts of $348 and $342 at August 28, 2011 and May 29, 2011, respectively	20,355	21,648
Accounts receivable, related party	413	453
Income taxes receivable	522	571
Inventories, net	19,628	20,161
Notes and advances receivable	752	5
Deferred taxes	973	542
Prepaid expenses and other current assets	5,992	5,987
Total Current Assets	87,989	85,626

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	15,714	15,662
Property and equipment, net	52,063	51,779
Goodwill, net	36,462	36,462
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,289	3,366
Other assets	153	196
Total Assets	$208,891	$206,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,160	$16,747
Related party accounts payable	371	300
Accrued compensation	2,625	3,080
Other accrued liabilities	13,620	3,581
Deferred revenue	1,150	2,657
Current portion of long-term debt	4,330	4,330
Total Current Liabilities	40,256	30,695

Long-term debt, less current portion	14,500	15,500
Deferred taxes	11,470	11,338
Other non-current liabilities	1,324	11,053
Total Liabilities	67,550	68,586
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,412,131 and 26,405,799 shares issued and outstanding at August 28, 2011 and May 29, 2011, respectively	27	27
Additional paid-in capital	120,865	119,169
Accumulated other comprehensive loss	(301)	(267)
Retained earnings	18,938	17,126
Total Stockholders’ Equity	139,529	136,055
Non controlling interest	1,812	1,671
Total Equity	141,341	137,726
Total Liabilities and Stockholders’ Equity	$208,891	$206,312
(1)  Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 28,	August 29,
	2011	2010
Revenues:
Product sales	$70,859	$62,261
Services revenue, related party	980	1,065
License fees	1,462	1,627
Total revenues	73,301	64,953

Cost of revenue:
Cost of product sales	59,999	50,724
Cost of product sales, related party	1,270	1,562
Cost of services revenue	782	850
Total cost of revenue	62,051	53,136

Gross profit	11,250	11,817

Operating costs and expenses:
Research and development	2,333	2,232
Selling, general and administrative	6,044	5,652
Total operating costs and expenses	8,377	7,884
Operating income	2,873	3,933

Dividend income	281	—
Interest income	76	107
Interest expense	(176)	(227)
Other income (expense)	9	(58)
Net income before taxes	3,063	3,755
Income tax expense	(1,110)	(1,352)
Consolidated net income	1,953	2,403
Non controlling interest	(141)	(99)
Net income applicable to Common Stockholders	$1,812	$2,304

Basic net income per share	$0.07	$0.09

Diluted net income per share	$0.07	$0.09

Shares used in per share computation
Basic	26,409	26,500
Diluted	26,687	26,719

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months Ended
	August 28,	August 29
	2011	2010
Cash flows from operating activities:
Consolidated net income	$1,953	$2,403
Adjustments. to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,355	1,306
Stock-based compensation expense	441	506
Tax benefit from stock-based compensation expense	(1,280)	(804)
Increase in receivable from Monsanto for guaranteed termination fee	(200)	(200)
Deferred taxes	(299)	375
Change in investment in non-public company (fair market value)	(52)	—
Changes in current assets and current liabilities:
Accounts receivable, net	1,293	(982)
Accounts receivable, related party	40	95
Income taxes receivable	1,329	874
Inventories, net	533	(1,963)
Issuance of notes and advances receivable	(752)	(774)
Collection of notes and advances receivable	5	314
Prepaid expenses and other current assets	195	762
Accounts payable	1,413	3,389
Related party accounts payable	71	162
Accrued compensation	(456)	3
Other accrued liabilities	276	104
Deferred revenue	(1,507)	(1,187)
Net cash provided by operating activities	4,358	4,383

Cash flows from investing activities:
Purchases of property and equipment	(1,561)	(1,676)
Purchase of marketable securities	(18,163)	(34,849)
Proceeds from maturities and sales of marketable securities	14,175	14,382
Net cash used in investing activities	(5,549)	(22,143)

Cash flows from financing activities:
Repurchase of outstanding common stock	—	(362)
Taxes paid by Company for stock swaps and RSUs	(25)	—
Tax benefit from stock-based compensation expense	1,280	804
Principal payments on long-term debt	(1,000)	(615)
Decrease in other assets	43	14
Net cash provided by (used in) financing activities	298	(159)
Net decrease in cash and cash equivalents	(893)	(17,919)
Cash and cash equivalents at beginning of period	8,135	27,817
Cash and cash equivalents at end of period	$7,242	$9,898

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$1,280	$804
Long-term receivable from Monsanto for guaranteed termination fee	$200	$200
Unrealized loss from interest rate swap	$34	$152

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 28, 2011 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

The results of operations for the three months ended August 28, 2011 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Export business and the order patterns of Lifecore’s customers can lead to significant fluctuations in Lifecore’s quarterly results of operations.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio, Lifecore and Landec Ag.  All material inter-company transactions and balances have been eliminated.

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

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

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views its portfolio as available for use in its current operations.  The aggregate amount of CDs included in marketable securities at August 28, 2011 and May 29, 2011 was $2.3 million and zero, respectively.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $25.0 million of its marketable securities and those due in one to two years represent the remaining $4.8 million of the Company’s marketable securities as of August 28, 2011.  These investments are classified as marketable securities on the consolidated balance sheet as of August 28, 2011 and May 29, 2011 and are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three months ended August 29, 2010 and were zero for the three months ended August 28, 2011 as there were no sales of marketable securities during the first quarter of fiscal year 2012.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount estimates their fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 28, 2011.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.  Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its cost method investment for impairment, using a discounted cash flow analysis.  Based on the terms of the sale, the Company had determined that its investment in Aesthetic Sciences was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences of $793,000 at August 28, 2011 is reported as an investment in non-public company, non-fair value, in the accompanying consolidated balance sheets.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying consolidated balance sheets as of August 28, 2011.  The Company has elected to account for its investment in Windset under the fair value option (see Note 3).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve years and trade names and goodwill with indefinite lives.

Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable.  Indefinite lived intangible assets are reviewed for impairment at least annually by comparing the fair value of the asset to its carrying value to determine if there has been an  impairment. Goodwill is reviewed for impairment at least annually by comparing the fair value of the related reporting unit to its carrying value to determine if there has been an impairment.

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

As of August 28, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap, liability for contingent consideration in connection with the acquisition of Lifecore and its minority interest investment in Windset.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of August 28, 2011, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $301,000, net of taxes of $184,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of August 28, 2011 and May 29, 2011.

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

New Accounting Pronouncements

Recently Adopted Pronouncements

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to the disclosures for transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements. The amendment recommends a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Further, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). Also, the amendment requires clarification in existing disclosures for disaggregation of fair value measurement disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques. The effective date is for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted all the amended provisions of new guidance in the first quarter of fiscal year 2011 and such adoption did not have an impact on the Company’s results of operations or financial position for the three months ended August 28, 2011.

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

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million that is held in an escrow account to secure the indemnification rights of Landec and other indemnities with respect to certain matters, including breaches of representations, warranties and covenants included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s rights under the escrow agreement consist solely of its ability to file a claim against the escrow.  Half of the escrow, or $3.3 million, was released and paid to the former Lifecore shareholder in May 2011.  In addition, the Company may be required to pay in cash up to an additional $10.0 million in earn out payments in the event that Lifecore achieves certain revenue targets in calendar years 2011 and 2012.

The acquisition date fair value of the total consideration transferred was $49.65 million, which consisted of the following (in thousands):

Cash	$40,000
Contingent consideration	9,650
Total	$49,650

The assets and liabilities of Lifecore were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. Goodwill represents a substantial portion of the acquisition proceeds because of the workforce in-place at acquisition and because of Lifecore's long history and future prospects. Management believes that there is further growth potential by extending Lifecore's product lines into new channels.

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

Inventory

A step-up in the value of inventory of $523,000 was recorded in the allocation of the purchase price based on valuation estimates.  During the three months ended August 28, 2010, $162,000 of this step-up was charged to cost of products sold as the inventory was sold.  The entire step up was charged to cost of product sold during fiscal years 2010 and 2011 and no step up remained in inventory as of May 29, 2011.

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

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earn out payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.88 million and $9.84 million, as of August 28, 2011 and May 29, 2011, respectively, and is classified as an other accrued liability in the Consolidated Balance Sheets as of August 28, 2011.  The Company projects that it will pay the entire $10 million earn out during fiscal year 2012.

3.	Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis.  Based on the terms of the sale, the Company had determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of August 28, 2011.

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset. Pursuant to the Purchase Agreement, Apio purchased 150,000 non-voting senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”).  The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 4).

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

For the three months ended August 28, 2011, the Company recorded $281,000 in dividend income.  The change in the fair market value of the Company’s investment in Windset for the three months ended August 28, 2011 was determined to be $52,000 which is recorded as other income.

4.	License Agreements

Monsanto

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto Company (“Monsanto”) for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continues to have an exclusive license to use Landec’s Intellicoat polymer technology for specific seed treatment applications.  Along with regaining the use of the Intellicoat technology outside of the specific applications licensed to Monsanto under the amended Monsanto Agreement, Landec also assumed responsibility for Landec Ag’s operating expenses and realizes all the revenues and profits from the sales of existing and new Intellicoat seed coating products.

On September 9, 2011, Monsanto informed the Company that it intends to allow the Monsanto Agreement to expire in accordance with its terms on December 1, 2011 and therefore, Monsanto is not going to exercise its purchase option.  Upon termination, Monsanto will be obligated to pay Landec Ag a $4 million termination fee and all rights to the Intellicoat seed coating technology will revert to Landec.

For each of the three months ended August 28, 2011 and August 29, 2010, Landec recognized $1.35 million in License revenues from the Monsanto Agreement.

Air Products

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

Chiquita

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita, which terminates in December 2011 (subject to Chiquita’s five year renewal option), requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified by Chiquita in November 2010 that Chiquita had chosen to maintain its exclusive license for calendar year 2011 and thus agreed at that time to pay the minimum gross profit for calendar year 2011.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of August 28, 2011, only one product has been added to the agreement.  In addition, the first year minimum payment period had an original payment date of June 2011 which has been deferred until April 2012 due to delays in obtaining required packaging materials.

5.	Stock-Based Compensation

In the three months ended August 28, 2011, the Company recognized stock-based compensation expense of $441,000 or $0.02 per basic and diluted share, which included $202,000 for restricted stock unit awards and $239,000 for stock option grants.  In the three months ended August 29, 2010, the Company recognized stock-based compensation expense of $506,000 or $0.02 per basic and diluted share, which included $244,000 for restricted stock unit awards and $262,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 28, 2011	Three Months Ended August 29, 2010
Research and development	$124,000	$146,000
Sales, general and administrative	317,000	360,000
Total stock-based compensation	$441,000	$506,000

As of August 28, 2011, there was $2.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans.  Total expense is expected to be recognized over the weighted-average period of 1.7 years for stock options and 1.6 years for restricted stock unit awards.

6.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 28, 2011	Three Months Ended August 29, 2010
Numerator:
Net income applicable to Common Stockholders	$1,812	$2,304

Denominator:
Weighted average shares for basic net income per share	26,409	26,500
Effect of dilutive securities:
Stock options and restricted stock units	278	219
Weighted average shares for diluted net income per share	26,687	26,719

Diluted net income per share	$0.07	$0.09

For the three months ended August 28, 2011 and August 29, 2010, the computation of the diluted net income per share excludes the impact of options to purchase 1.8 million shares and 2.0 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7.	Income Taxes

The provision for income taxes for the three months ended August 28, 2011 was $1.1 million. The effective tax rate for the three months ended August 28, 2011 was 38 percent compared to 37 percent for the same period in fiscal year 2011. The effective tax rate for the three months ended August 28, 2011 differs from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the benefit of federal and state research and development credits.

As of May 29, 2011, the Company had unrecognized tax benefits of approximately $760,000.  Included in the balance of unrecognized tax benefits as of May 29, 2011 is approximately $601,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company expects its unrecognized tax benefits to change by $240,000 within the next twelve months related to the expiration of tax attributes.

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 28, 2011 and May 29, 2011.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 forward for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually significant.

8.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 28, 2011	May 29, 2011
Finished goods	$10,070	$10,261
Raw materials	7,653	7,999
Work in progress	1,905	1,901
Total	$19,628	$20,161

9.	Debt

On April 30, 2010, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five-year term that provides for equal monthly principal payments plus interest.   All of Lifecore’s assets, valued at approximately $83 million as of August 28, 2011, have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRB”).  These bonds were assumed by Landec in the acquisition of Lifecore (see Note 2).  The bonds are collateralized by a bank letter of credit secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.50% on the outstanding principal balance.

The Credit Agreement and the IRB contain certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.

Long-term debt consists of the following (in thousands):

	August 28, 2011	May 29, 2011
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at one-month Libor plus 2% per annum (2.25% and 2.375% at August 28, 2011 and May 29, 2011, respectively)	$15,000	$16,000
Industrial revenue bonds issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.40% at both August 28, 2011 and May 29, 2011)	3,830	3,830
Total	18,830	19,830
Less current portion	(4,330)	(4,330)
Long-term portion	$14,500	$15,500

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and are paid out each year on September 1st.

10.	Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company's Credit Agreement which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24%, subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company's obligations under the interest rate swap transaction are guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of August 28, 2011, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $301,000, net of taxes of $184,000, as a result of the interest rate swap.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non current liabilities in the accompanying Consolidated Balance Sheets as of August 28, 2011 and May 29, 2011.

11.	Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended August 28, 2011 and August 29, 2010, the Company recognized revenues of $1.1 million and $1.2 million, respectively, from the sale of products and providing cooling services to these parties which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income.  The related receivable balances of $413,000 and $453,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 28, 2011 and May 29, 2011, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from the farm in which the Chairman of Apio has an ownership interest, Beachside, and Windset (see Note 3) for sale to third parties.  During the three months ended August 28. 2011 and August 29, 2010, the Company recognized cost of product sales of $1.3 million and $1.6 million, respectively, from the sale of products purchased from these parties which have been included in cost of product sales in the accompanying Consolidated Statements of Income.  The related accounts payable of $454,000 and $346,000 are included in accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheets as of August 28, 2011 and May 29, 2011, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income including unrealized gains and losses on interest rate swaps.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   For the three months ended August 28, 2011, the comprehensive loss from the unrealized loss on the interest rate swap, net of $184,000 of income taxes, was $301,000.  For the three months ended August 29, 2010, the comprehensive loss from the unrealized loss on the interest rate swap, net of $105,000 of income taxes, was $152,000.

13.	Stockholders’ Equity

During the three months ended August 28, 2011, the Company granted options to purchase 7,500 shares of common stock and 2,500 restricted stock unit awards.

As of August 28, 2011 the Company has reserved 3.4 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three months ended August 28, 2011, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

August 28, 2011
Common Stock Shares
Balance at May 29, 2011	26,405,799
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	6,332
Common stock repurchased on the open market	—
Balance at August 28, 2011	26,412,131

Common Stock
Balance at May 29, 2011	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Common stock repurchased on the open market	—
Balance at August 28, 2011	$27

Additional Paid-in Capital
Balance at May 29, 2011	$119,169
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for RSUs vested	(25)
Stock-based compensation expense	441
Tax-benefit from stock based compensation expense	1,280
Common stock repurchased on the open market	—
Balance at August 28, 2011	$120,865

Accumulated Other Comprehensive Loss
Balance at May 29, 2011	$(267)
Change in other comprehensive loss	(34)
Balance at August 28, 2011	$(301)

Retained Earnings
Balance at May 29, 2011	$17,126
Net income	1,812
Balance at August 28, 2011	$18,938

Non controlling Interest
Balance at May 29, 2011	$1,671
Non controlling interest in net income	141
Distributions to non controlling interest	-
Balance at August 28, 2011	$1,812

14.	Business Segment Reporting

The Company manages its business operations through four strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment, the Hyaluronan-based Biomaterials segment and the Technology Licensing segment.  The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate includes corporate general and administrative expenses, non Food Products Technology and non HA-based Biomaterials interest income and Company-wide income tax expenses.  All of the assets of the Company are located within the United States of America.  For the three months ended August 28, 2011, the Company’s international sales were $9.4 million to Taiwan, $7.5 million to Indonesia, $5.0 million to Canada and $8.2 million to all other countries.  For the three months ended August 29, 2010, the Company’s international sales were $8.5 million to Taiwan, $4.6 million to Indonesia, $3.7 million to Canada, $3.0 million to Belgium and $5.7 million to all other countries.

Operations and identifiable assets by business segment consisted of the following (in thousands):

	Food Products Technology	Food Export	HA-based Biomaterials	Technology Licensing	Corporate	TOTAL
Three Months Ended August 28, 2011
Net sales	$43,363	$21,355	$7,121	$1,462	$—	$73,301
International sales	$5,071	$21,310	$3,766	$—	$—	$30,147
Gross profit	$6,059	$1,014	$2,715	$1,462	$—	$11,250
Net income (loss)	$3,358	$297	$462	$374	$(2,679)	$1,812
Depreciation and amortization	$780	$2	$528	$45	$—	$1,355
Dividend income	$281	$—	$—	$—		$281
Interest income	$8	$—	$47	$—	$21	$76
Interest expense	$—	$—	$176	$—	$—	$176
Income tax expense	$—	$—	$—	$—	$1,110	$1,110

Three Months Ended August 29, 2010
Net sales	$40,558	$16,483	$6,385	$1,527	$—	$64,953
International sales	$4,605	$16,446	$4,433	$—	$—	$25,484
Gross profit	$6,363	$932	$2,995	$1,527	$—	$11,817
Net income (loss)	$3,603	$377	$694	$572	$(2,942)	$2,304
Depreciation and amortization	$783	$2	$484	$37	$—	$1,306
Interest income	$29	$—	$26	$—	$52	$107
Interest expense	$2	$—	$225	$—	$—	$227
Income tax expense	$—	$—	$—	$—	$1,352	$1,352

During the three months ended August 28, 2011 and August 29, 2010, sales to the Company’s top five customers accounted for 43% and 42%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment accounting for 16% and 15% for the three months ended August 28, 2011 and August 29, 2010, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

15.	Subsequent Events

On September 9, 2011, Monsanto informed the Company that it intends to allow the co-exclusive technology license agreement between Landec and Monsanto to expire in accordance with its terms on December 1, 2011 and therefore, Monsanto is not going to exercise its purchase option.  As a result, Monsanto will pay Landec Ag a $4 million termination fee on or prior to December 1, 2011 and all rights to the Intellicoat seed coating technology will revert to Landec.

From September 22, 2011 through October 4, 2011, the Company purchased 633,768 shares of its Common Stock on the open market at a total cost of $3.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2011.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 29, 2011 filed with the Securities and Exchange Commission on August 8, 2011.

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

Landec has four core businesses – Food Products Technology, Food Export, HA-based Biomaterials and Technology Licensing, each of which is described below.

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

Apio also operates the Food Export business through its Cal Ex Trading Company (“Cal-Ex”).  The Export business purchases and sells whole fruit and vegetable products to predominantly Asian markets.

Our wholly-owned subsidiary, Lifecore, operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  Lifecore’s products are primarily sold to three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and its aseptic filling capabilities to deliver HA finished goods to its customers.  Lifecore also manufactures and sells its own HA-based finished goods.  Lifecore is known in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small marketing and sales capability.

Landec’s Technology Licensing business develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, temperature indicators, controlled release systems, drug delivery, pressure sensitive adhesives and personal care products.  These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues.  For example, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

Landec was incorporated on October 31, 1986.  We completed our initial public offering in 1996 and our Common Stock is listed on The NASDAQ Global Select Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in four core business segments:  Food Products Technology, Food Export, Hyaluronan-based Biomaterials and Technology Licensing.

Landec Corporation

Proprietary Polymer Science Technology

Food Products Technology	Food Export	Hyaluronan-based Biomaterials	Technology Licensing

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay® membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the produce industry.  Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  The resulting products are referred to as “value-added” products.  During the fiscal year ended May 29, 2011, Apio shipped nearly sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Canada.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 8 new products.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto, to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products will be packaged in Landec’s proprietary BreatheWay packaging and will be sold to retail grocery chains, club stores and the food service industry.  Field trials for the initial target varieties began in the Fall of 2008.  Consumer test marketing began in April 2011.

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

Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex.  The Food Export business is a buy/sell business that realizes a commission-based margin on average in the 5-8% range.

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

Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications and to take advantage of non-hyaluronan device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

●          Establish strategic relationships with market leaders.  Lifecore develops applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Through its strong reputation and history of providing premium HA products, Lifecore has been able to establish long-term relationships with the market leading companies such as Alcon, Inc. (Alcon) and Abbott Medical Optics (Abbott) in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

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

●           License hyaluronan technology from third parties.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement with The Cleveland Clinic Foundation to develop and commercialize Corgel ™ Biohydrogel using patented hyaluronan-based cross-linking technology, that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet identified any potential commercial products for this technology; however Landec will continue to investigate potential applications.

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

Technology Licensing Businesses

The Technology and Market Opportunity: Intellicoat Seed Coatings

Following the sale of Fielder’s Choice Direct (“FCD”), Landec Ag’s strategy has been to further develop our patented, functional polymer coating technology for sale and/or licensing to the seed industry.  Landec Ag is currently focused on commercializing products for the soybean and seed corn market and plans to broaden the technology to other seed crop applications.

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

Landec Ag is also working on developing seed treatment applications.  The concept of seed treatments is to place an insecticide or fungicide directly onto the seed surface in order to protect the seed and the seedling as it emerges.  Landec’s Intellicoat seed coating technology could be an integral and proprietary part of building a significant position in seed treatments worldwide by using Landec’s seed coatings as a “carrier” of insecticides/fungicides which can be dispensed at the appropriate time based on time or soil temperature.  During the past year, we focused on validating the use of Landec’s coating technology for seed treatment applications.

The Technology and Market Opportunity: Intelimer Polymer Applications

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

Intelimer Drug Delivery Polymers

Landec is developing both biodegradable and non-biodegradable polymers for use in drug delivery applications targeting the use of its highly crystalline polymers and the tunable physical properties to minimize or eliminate burst, extend drug release profiles and deliver novel valuable properties to the pharma industry.

Results of Operations

Revenues (in thousands):

	Three months ended 8/28/11	Three months ended 8/29/10	Change
Apio Value Added	$42,818	$39,645	8%
Apio Packaging	545	913	(40%)
Food Technology	43,363	40,558	7%
Apio Export	21,355	16,483	30%
Total Apio	64,718	57,041	13%
HA	7,121	6,385	12%
Tech. Licensing	1,462	1,527	(4%)
Total Revenues	$73,301	$64,953	13%

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

The increase in Apio’s value-added revenues for the three months ended August 28, 2011 compared to the first quarter of last year was primarily due to a 10% increase in unit volume sales to existing customers partially offset by a product mix change to lower priced bag products from higher priced tray products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three months ended August 28, 2011 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use on avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes to build inventory for avocado applications during the first quarter of last year.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three months ended August 28, 2011 compared to the same period last year was due to a 24% increase in unit volume sales due to a greater volume of fruit being available to export coupled with favorable pricing for export products during the first quarter of fiscal year 2012.

Hyaluronan-based (“HA”) Biomaterials

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented over 70% of Lifecore’s revenues in fiscal year 2011, (2) Orthopedic, which represented nearly 20% of Lifecore’s revenues in fiscal year 2011 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended August 28, 2011 compared to the same period last year was due to a 34% increase in revenues in Lifecore’s aseptic filling business, primarily in the Orthopedic area, partially offset by an 8% decrease in revenues in Lifecore’s fermentation business.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three months ended August 28, 2011 compared to the same period of the prior year was not significant to consolidated Landec revenues.

Gross Profit (in thousands):

	Three months ended 8/28/11	Three months ended 8/29/10	Change
Apio Value Added	$5,655	$5,611	1%
Apio Packaging	404	752	(46%)
Food Technology	6,059	6,363	(5%)
Apio Export	1,014	932	9%
Total Apio	7,073	7,295	(3%)
HA	2,715	2,995	(9%)
Tech. Licensing	1,462	1,527	(4%)
Total Gross Profit	$11,250	$11,817	(5%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three months ended August 28, 2011 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended August 28, 2011 compared to the same period last year was primarily due to the 8% increase in revenues which was almost entirely offset by a product mix change to higher sales of lower margin bag products from higher margin tray products.

Apio Packaging

The decrease in Apio packaging gross profit for the three months ended August 28, 2011 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use for avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes to build inventory for avocado applications during the first quarter of last year.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-8% range.  The increase in gross profit for Apio’s export business during the three months ended August 28, 2011 compared to the same period last year was due to the 30% increase in revenues.  The 30% increase in revenues was higher than the growth in gross profit because of unfavorable product mix changes to lower margin products which resulted in a lower gross margin during the first quarter of fiscal year 2012 of 4.7% compared to a gross margin of 5.7% during the first quarter of fiscal year 2011.

HA-based Biomaterials

The decrease in gross profit during the three months ended August 28, 2011 compared to the same period last year was due to the product mix change from higher margin fermentation sales to lower margin aseptic filling sales.  Although there was a 12% increase in revenues, unfavorable product mix changes resulted in a lower gross margin during the first quarter of fiscal year 2012 of 38% compared to a gross margin of 47% during the first quarter of fiscal year 2011.

Technology Licensing

The decrease in Technology Licensing gross profit for the three months ended August 28, 2011 compared to the same period of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 8/28/11	Three months ended 8/29/10	Change
Research and Development:
Apio	$270	$223	21%
HA	1,086	1,054	3%
Tech. Licensing	977	955	2%
Total R&D	$2,333	$2,232	5%

Selling, General and Administrative:
Apio	$3,350	$3,021	11%
HA	994	989	1%
Tech. Licensing	111	118	(6%)
Corporate	1,589	1,524	4%
Total S,G&A	$6,044	$5,652	7%

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

The increase in research and development expenses for the three months ended August 28, 2011 compared to the same period last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three months ended August 28, 2011 compared to the same period last year was primarily due to accruing a portion of the potential annual bonuses at Apio and Corporate as a result of exceeding our revenue and operating income plan for the first quarter of fiscal year 2012 compared to accruing no bonuses during the first quarter of last year.

Other (in thousands):

	Three months ended 8/28/11	Three months ended 8/29/10	Change
Dividend Income	$281	$—	N/M
Interest Income	$76	$107	(29%)
Interest Expense	$(176)	$(227)	(22%)
Other Income (Expense)	$9	$(58)	N/M
Income Taxes	$(1,110)	$(1,352)	(18%)
Non controlling interest	$(141)	$(99)	42%

Dividend Income

The increase in dividend income was due to dividends accrued from the $15 million preferred stock investment in Windset made on February 15, 2011 which yields a cash dividend of 7.5% annually.  The $281,000 represents accrued dividends for the three months ended August 28, 2011.

Interest Income

The decrease in interest income for the three months ended August 28, 2011 compared to the same period last year was primarily due to lower cash balances as cash was used to purchase our minority investment in Windset.  Interest income was further negatively impacted by lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three months ended August 28, 2011 compared to the same period last year was due to paying down the credit facility by $4.0 million since the end of the first quarter of fiscal year 2011.

Other Income (Expense)

The other income is comprised of a $52,000 increase in the fair market value of our Windset investment partially offset by a $43,000 expense for the amortization of the discount on Lifecore’s earn out obligation.  During the first quarter of last year the other expense of $58,000 was for the amortization of the discount on Lifecore’s earn out obligation.

Income Taxes

The decrease in the income tax expense is primarily due to a 20% decrease in net income before taxes during the three months ended August 28, 2011 compared to the same period last year.  The effective tax rate for the three months ended August 28, 2011 was 38 percent compared to 37 percent for the same period in fiscal year 2011.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The increase in the non controlling interest for the three months ended August 28, 2011 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 28, 2011, the Company had cash and cash equivalents of $7.2 million, a net decrease of $893,000 from $8.1 million at May 29, 2011.

Cash Flow from Operating Activities

Landec generated $4.4 million of cash from operating activities during the three months ended August 28, 2011, the same amount generated from operating activities for the three months ended August 29, 2010. The primary sources of cash from operating activities during the three months ended August 28, 2011 were from (1) generating $2.0 million of net income, (2) $1.4 million of depreciation and amortization, and (3) a net decrease of $1.1 million in working capital, excluding the decrease in income taxes receivable which is offset by the tax benefit from stock-based compensation.  The primary changes in working capital were (a) a $1.3 million decrease in receivables primarily due to the timing of receipts at Apio, (b) a $1.4 million increase in accounts payable resulting from the timing of payments and (c) a $1.5 million decrease in deferred revenue primarily due to recognizing $1.4 million of revenue associated with deferred revenue from the Monsanto licensing agreement during the first three months of fiscal year 2012.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 28, 2011 was $5.5 million compared to $22.1 million for the same period last year.  The primary uses of cash in investing activities during the first quarter of fiscal year 2012 were for the purchase of $1.6 million of property, plant and equipment primarily for the further automation of Apio’s value-added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth and from the net purchases of $4.0 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 28, 2011 was $298,000 compared to net cash used in financing activities of $159,000 for the same period last year.  The net cash provided by financing activities during the first quarter of fiscal year 2012 was primarily due to the tax benefit from stock-based compensation of $1.3 million, partially offset by $1.0 million of long-term debt payments.

Capital Expenditures

During the three months ended August 28, 2011, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth.  These expenditures represented the majority of the $1.6 million of capital expenditures.

Debt

On April 30, 2010, Lifecore entered into a $20 million Credit Agreement with Wells Fargo Bank N.A. (“Wells Fargo”) with a five-year term that provides for equal monthly principal payments plus interest.  The Credit Agreement contains certain restrictive covenants, which require Lifecore to meet certain financial tests, including minimum levels of net income, minimum quick ratio, minimum fixed coverage ratio and maximum capital expenditures.  All of Lifecore’s assets have been pledged to secure the debt incurred pursuant to the Credit Agreement.  Landec is the guarantor of the debt.

On May 4, 2010, the Company entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the $20 million Credit Agreement so that the interest payable is effectively fixed at a rate of 4.24%.

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

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A.
Risk Factors

There have been no material changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 29, 2011 filed with the Securities and Exchange Commission on August 8, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds There were no shares repurchased by the Company during the fiscal quarter ended on August 28, 2011.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders Removed and Reserved.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title:

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Filed herewith.

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:           October 5, 2011