Form 10-Q
period 2011-11-27
LANDEC CORP \CA\
filed 2012-01-05
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 27, 2011, or

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
Yes   X_  No ___

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
  Yes ___                         No  _X__

As of December 23, 2011, there were 25,528,195 shares of Common Stock outstanding.

  LANDEC CORPORATION

  FORM 10-Q For the Fiscal Quarter Ended November 27, 2011

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 27, 2011	May 29, 2011
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,235	$8,135
Marketable securities	24,236	28,124
Accounts receivable, less allowance for doubtful accounts of $348 and $342 at November 27, 2011 and May 29, 2011, respectively	29,055	21,648
Accounts receivable, related party	314	453
Income taxes receivable	395	571
Inventories, net	20,175	20,161
Notes and advances receivable	1,351	5
Deferred taxes	1,681	542
Prepaid expenses and other current assets	5,735	5,987
Total Current Assets	87,177	85,626

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	16,836	15,662
Property and equipment, net	52,247	51,779
Goodwill, net	36,462	36,462
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,212	3,366
Other assets	253	196
Total Assets	$209,408	$206,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,887	$16,747
Related party accounts payable	332	300
Accrued compensation	3,385	3,080
Other accrued liabilities	13,301	3,581
Deferred revenue	355	2,657
Current portion of long-term debt	4,330	4,330
Total Current Liabilities	40,590	30,695

Long-term debt, less current portion	13,170	15,500
Deferred taxes	12,014	11,338
Other non-current liabilities	1,217	11,053
Total Liabilities	66,991	68,586

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,565,379 and 26,405,799 shares issued and outstanding at November 27, 2011 and May 29, 2011, respectively	26	27
Additional paid-in capital	118,695	119,169
Accumulated other comprehensive loss	(235)	(267)
Retained earnings	22,278	17,126
Total Stockholders’ Equity	140,764	136,055
Non controlling interest	1,653	1,671
Total Equity	142,417	137,726
Total Liabilities and Stockholders’ Equity	$209,408	$206,312
(1) Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2011	2010	2011	2010
Revenues:
Product sales	$79,352	$67,720	$150,211	$129,980
Services revenue, related party	805	986	1,785	2,051
License fees	1,413	1,462	2,875	3,089
Total revenues	81,570	70,168	154,871	135,120

Cost of revenue:
Cost of product sales	66,292	56,478	126,291	107,202
Cost of product sales, related party	1,602	960	2,872	2,522
Cost of services revenue	666	875	1,448	1,725
Total cost of revenue	68,560	58,313	130,611	111,449

Gross profit	13,010	11,855	24,260	23,671

Operating costs and expenses:
Research and development	2,337	2,255	4,670	4,487
Selling, general and administrative	6,464	6,072	12,508	11,725
Total operating costs and expenses	8,801	8,327	17,178	16,212
Operating income	4,209	3,528	7,082	7,459

Dividend income	281	—	563	—
Interest income	81	117	157	224
Interest expense	(163)	(209)	(340)	(435)
Other income (expense)	1,079	(44)	1,088	(102)
Net income before taxes	5,487	3,392	8,550	7,146
Income tax expense	(2,049)	(1,209)	(3,159)	(2,561)
Consolidated net income	3,438	2,183	5,391	4,585
Non controlling interest	(98)	(128)	(239)	(226)
Net income applicable to Common Stockholders	$3,340	$2,055	$5,152	$4,359

Basic net income per share	$0.13	$0.08	$0.20	$0.17

Diluted net income per share	$0.13	$0.08	$0.20	$0.16

Shares used in per share computation
Basic	25,885	26,324	26,147	26,412
Diluted	26,135	26,560	26,399	26,639

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	November 27,	November 28,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$5,391	$4,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,729	2,602
Stock-based compensation expense	885	962
Tax benefit from stock-based compensation expense	(3,378)	(1,585)
Increase in receivable from Monsanto for guaranteed termination fee	(400)	(400)
Deferred taxes	(463)	737
Change in investment in non-public company (fair market value)	(1,174)	—
Changes in current assets and current liabilities:
Accounts receivable, net	(7,407)	(6,033)
Accounts receivable, related party	139	268
Income taxes receivable	3,554	1,682
Inventories, net	(14)	(3,637)
Issuance of notes and advances receivable	(1,586)	(1,565)
Collection of notes and advances receivable	240	637
Prepaid expenses and other current assets	652	1,530
Accounts payable	2,140	4,574
Related party accounts payable	32	(227)
Accrued compensation	304	104
Other accrued liabilities	(84)	(16)
Deferred revenue	(2,302)	(2,150)
Net cash (used in) provided by operating activities	(742)	2,068

Cash flows from investing activities:
Purchases of property and equipment	(3,042)	(3,450)
Purchase of marketable securities	(19,066)	(41,784)
Proceeds from maturities and sales of marketable securities	22,954	22,612
Net cash provided by (used in) investing activities	846	(22,622)

Cash flows from financing activities:
Repurchase of outstanding common stock	(4,805)	(1,184)
Taxes paid by Company for stock swaps and RSUs	(24)	(49)
Proceeds from sale of common stock	91	109
Tax benefit from stock-based compensation expense	3,378	1,585
Principal payments on long-term debt	(2,330)	(1,940)
(Increase) decrease in other assets	(57)	24
Payments to minority interest holders	(257)	(361)
Net cash used in financing activities	(4,004)	(1,816)
Net decrease in cash and cash equivalents	(3,900)	(22,370)
Cash and cash equivalents at beginning of period	8,135	27,817
Cash and cash equivalents at end of period	$4,235	$5,447

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$3,378	$1,585
Long-term receivable from Monsanto for guaranteed termination fee	$400	$400
Unrealized gain (loss) from interest rate swap	$32	$(152)

See accompanying notes

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States and Asia through its Apio, Inc. (“Apio”) subsidiary, HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 27, 2011 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

The results of operations for the six months ended November 27, 2011 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers can lead to significant fluctuations in Lifecore’s quarterly results of operations.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec and its subsidiaries, Apio, Lifecore and Landec Ag.  All material inter-company transactions and balances have been eliminated.

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

Under the new guidance, an entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the non-public companies in which the Company holds equity investments are not VIEs.  As a result, the Company has concluded that there is no impact on the financial statements as a result of the adoption of the new guidance.

Under applicable accounting guidance, a Company also considered the requirements to consolidate an entity in which it holds voting control and concluded that due to the lack of voting control, the Company is not required to consolidate the investments in non-public companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation and nature of impairments of investments; and the valuation and recognition of stock-based compensation.

Cash, Cash Equivalents and Marketable Securities

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.  These securities consist mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase.  The aggregate amount of CDs included in marketable securities at November 27, 2011 and May 29, 2011 was $2.3 million and zero, respectively.  The Company classifies all marketable securities with readily determined market values as “available for sale”.   At November 27, 2011, $18.1 million of marketable securities had contractual maturities of less than one year and $3.8 million had maturities of one to two years.  Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of marketable securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and six months ended November 27, 2011 and November 28, 2010.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount approximates the fair value of the instrument.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 27, 2011 or November 28, 2010.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is carried at cost after adjustment for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.

The Company’s investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets.  The Company accounts for its investment in Windset under the fair value option (see Note 3).

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

Fair Value Measurements

The Company accounts for financial assets and liabilities, financial instruments and certain other items at fair value.  The Company has also elected the fair value option for its investment in a non-public company (see Note 3).

US Generally Accepted Accounting Principals has established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

As of November 27, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap, liability for contingent consideration in connection with the acquisition of Lifecore and its minority interest investment in Windset.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of November 27, 2011, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $235,000, net of taxes of $144,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of November 27, 2011 and May 29, 2011.

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

The Company believes its valuation methods are appropriate and consistent with those of other market participants.  However, imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular asset or liability.  As a result, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company has no other financial assets or liabilities for which fair value measurement has been adopted.

New Accounting Pronouncements

Recently Adopted Pronouncements

Intangibles-Goodwill and Other

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other" that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitativeassessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million that is held in an escrow account to secure the Company’s rights with regards to indemnification, representations, warranties and covenants included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s rights under the escrow agreement consist solely of its ability to file a claim against the escrow.  Half of the escrow, or $3.3 million, was released and paid to the former Lifecore shareholder in May 2011.  In addition, the Company may be required to pay up to an additional $10.0 million in earn out payments in the event that Lifecore achieves certain revenue targets in calendar years 2011 and 2012.

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

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.  The Company has finalized the fair values of the acquired assets and assumed liabilities and  completed the purchase price allocation as of April 30, 2011.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.9 million.  The goodwill can be attributable to the work force in place at the time of the acquisition and to Lifecore’s long history and future prospects.  None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or more frequently, if deemed necessary.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company may be required to pay up to an additional $10.0 million in earn out payments based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $9.93 million and $9.84 million, as of November 27, 2011 and May 29, 2011, respectively, and is classified in other accrued liabilities in the Consolidated Balance Sheets.  The Company projects that it will pay the entire $10 million earn out in late fiscal year 2012 or early fiscal year 2013.

3.           Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million during fiscal year 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of November 27, 2011.

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset. Pursuant to the Purchase Agreement, Apio purchased 150,000 non-voting senior preferred shares for $15 million and 201 common shares for $201 issued by Windset (the “Purchased Shares”).  The common shares purchased represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the original purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

For the three and six months ended November 27, 2011, the Company recorded $281,000 and $563,000 in dividend income, respectively.  The change in the fair market value of the Company’s investment in Windset for the three and six months ended November 27, 2011 was determined to be $1.1 million and $1.2 million, respectively, which is recorded as other income.

4.           License Agreements

Monsanto

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto Company (“Monsanto”) for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continued to have an exclusive license to use Landec’s Intellicoat polymer technology for specific seed treatment applications.  Along with regaining the use of the Intellicoat technology outside of the specific applications licensed to Monsanto under the amended Monsanto Agreement, Landec also assumed responsibility for Landec Ag’s operating expenses and realizes all the revenues and profits from the sales of existing and new Intellicoat seed coating products.

On September 9, 2011, Monsanto informed the Company that it intended to allow the Monsanto Agreement to expire in accordance with its terms on December 1, 2011 and therefore, Monsanto did not exercise its purchase option.  Upon termination, Monsanto was obligated to pay Landec Ag a $4.0 million termination fee and all rights to the Intellicoat seed coating technology reverted to Landec.  Landec received the termination payment of $4.0 million on November 30, 2011.

For each of the three and six months ended November 27, 2011 and November 28, 2010, Landec recognized $1.35 million and $2.7 million, respectively, in license revenues from the Monsanto Agreement.

Air Products

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”).  In accordance with the agreement, Landec receives 40% of the gross profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.

Chiquita

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita, which Chiquita has elected to renew for another five years through December 2016, requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified by Chiquita in November 2011 that Chiquita had chosen to maintain its exclusive license for calendar year 2012 and thus agreed at that time to pay the minimum gross profit for calendar year 2012.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of November 27, 2011, one product has been added to the agreement.  In addition, the first year minimum payment period had an original payment date of June 2011, which has been deferred until April 2012 due to delays in obtaining required packaging materials.

5.           Stock-Based Compensation

In the three and six months ended November 27, 2011, the Company recognized stock-based compensation expense of $444,000 and $885,000, respectively, which included $193,000 and $395,000 for restricted stock unit awards and $251,000 and $490,000 for stock option grants, respectively.  In the three and six months ended November 28, 2010, the Company recognized stock-based compensation expense of $457,000 and $962,000, respectively, which included $210,000 and $454,000 for restricted stock unit awards and $247,000 and $508,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 27, 2011	Three Months Ended November 28, 2010	Six Months Ended November 27, 2011	Six Months Ended November 28, 2010
Research and development	$130,000	$108,000	$254,000	$228,000
Sales, general and administrative	$314,000	$349,000	$631,000	$734,000
Total stock-based compensation	$444,000	$457,000	$885,000	$962,000

As of November 27, 2011, there was $2.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans.  Total expense is expected to be recognized over the weighted-average period of 1.4 years for stock options and 1.4 years for restricted stock unit awards.

6.           Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended November 27, 2011	Three Months Ended November 28, 2010	Six Months Ended November 27, 2011	Six Months Ended November 28, 2010
Numerator:
Net income applicable to Common Stockholders	$3,340	$2,055	$5,152	$4,359

Denominator:
Weighted average shares for basic net income per share	25,885	26,324	26,147	26,412
Effect of dilutive securities:
Stock options and restricted stock units	250	236	252	227
Weighted average shares for diluted net income per share	26,135	26,560	26,399	26,639

Diluted net income per share	$0.13	$0.08	$0.20	$0.16

For the three months ended November 27, 2011 and November 28, 2010, the computation of the diluted net income per share excludes the impact of options to purchase 2.1 million shares and 1.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 27, 2011 and November 28, 2010, the computation of the diluted net income per share excludes the impact of options to purchase 2.1 million shares and 2.0 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

7.           Income Taxes

The provision for income taxes for the three and six months ended November 27, 2011 was $2.0 million and $3.2 million, respectively. The effective tax rate for both the three and six months ended November 27, 2011 was 38% compared to 37% for the same periods in fiscal year 2011. The effective tax rate for the three and six months ended November 27, 2011 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the benefit of federal and state research and development credits.

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

            In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 27, 2011 and May 29, 2011.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 forward for U.S. tax purposes.  The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which are individually significant.

8.           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 27, 2011	May 29, 2011
Finished goods	$9,369	$10,261
Raw materials	8,119	7,999
Work in progress	2,687	1,901
Total	$20,175	$20,161

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

Long-term debt consists of the following (in thousands):
	November 27, 2011	May 29, 2011
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum (2.25% and 2.375% at November 27, 2011 and May 29, 2011, respectively)	$14,000	$16,000
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.34% and 0.40% at November 27, 2011 and May 29, 2011, respectively)	3,500	3,830
Total	17,500	19,830
Less current portion	(4,330)	(4,330)
Long-term portion	$13,170	$15,500

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and are paid out each year on September 1.

10.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company's Credit Agreement, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24%, subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company's obligations under the interest rate swap transaction are guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of November 27, 2011, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $235,000, net of taxes of $144,000, as a result of the interest rate swap.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities in the accompanying Consolidated Balance Sheets as of November 27, 2011 and May 29, 2011.

11.     Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three and six months ended November 27, 2011, the Company recognized revenues of $0.9 million and $2.0 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  During the three and six months ended November 28, 2010, the Company recognized revenues of $1.2 million and $2.4 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  The related receivable balances of $314,000 and $453,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 27, 2011 and May 29, 2011, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from the farm in which the Chairman of Apio has an ownership interest, Beachside, and Windset (see Note 3) for sale to third parties.  During the three and six months ended November 27, 2011, the Company recognized cost of product sales of $1.6 million and $2.9 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  During the three and six months ended November 28, 2010, the Company recognized cost of product sales of $1.0 million and $2.5 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. The related accounts payable of $338,000 and $346,000 are included in accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheets as of November 27, 2011 and May 29, 2011, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

12.         Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income including unrealized gains and losses on the interest rate swap with Wells Fargo Bank, N.A.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   At November 27, 2011, the net comprehensive loss from the unrealized loss on the interest rate swap, net of income taxes, was $235,000.  At November 28, 2010, the net comprehensive loss from the unrealized loss on the interest rate swap, net of income taxes, was $331,000.

  13.       Stockholders’ Equity

During the three months ended November 27, 2011, the Company granted no options to purchase shares of common stock and no restricted stock unit awards.  During the six months ended November 27, 2011, the Company granted options to purchase 7,500 shares of common stock and 2,500 of restricted stock unit awards.

As of November 27, 2011 the Company has reserved 3.3 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During both the three and six months ended November 27, 2011, the Company purchased on the open market 880,060 shares of its Common Stock for $4,805,000.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
November 27, 2011
Common Stock Shares
Balance at May 29, 2011	26,405,799
Stock options exercised, net of shares tendered	39,640
Vested restricted stock units, net of shares tendered	—
Common stock repurchased on the open market	(880,060)
Balance at November 27, 2011	25,565,379

Common Stock
Balance at May 29, 2011	$27
Common stock repurchased on the open market	(1)
Balance at November 27, 2011	$26

Additional Paid-in Capital
Balance at May 29, 2011	$119,169
Stock options exercised, net of shares tendered	91
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for RSUs vested	(24)
Stock-based compensation expense	885
Tax-benefit from stock based compensation expense	3,378
Common stock repurchased on the open market	(4,804)
Balance at November 27, 2011	$118,695

Accumulated Other Comprehensive Loss Balance at May 29, 2011	$(267)
Change in other comprehensive loss	32
Balance at November 27, 2011	$(235)

Retained Earnings
Balance at May 29, 2011	$17,126
Net income	5,152
Balance at November 27, 2011	$22,278

Non controlling Interest
Balance at May 29, 2011	$1,671
Non controlling interest in net income	239
Distributions to non controlling interest	(257)
Balance at November 27, 2011	$1,653

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

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  The Technology Licensing segment licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate includes corporate general and administrative expenses, non Food Products Technology and non HA-based Biomaterials interest income and Company-wide income tax expenses.  All of the assets of the Company are located within the United States of America.  The Company’s international sales were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 27,	November 28,	November 27,	November 28,
	2011	2010	2011	2010
Taiwan	$9.6	$8.3	$19.0	$16.8
Indonesia	$6.4	$5.0	$13.9	$8.7
Canada	$4.9	$4.5	$9.9	$9.2
Belgium	$6.3	$4.7	$8.1	$7.7
Japan	$3.8	$2.6	$6.2	$5.0
All Other Countries	$5.8	$0.4	$9.7	$8.1

Operations by segment consisted of the following (in thousands):

Three Months Ended November 27, 2011	Food Products Technology	Food Export	HA-based Biomaterials	Technology Licensing	Corporate	TOTAL

Net sales	$46,693	$24,229	$9,235	$1,413	$—	$81,570
International sales	$4,640	$24,150	$7,884	$—	$—	$36,674
Gross profit	$4,531	$1,802	$5,264	$1,413	$—	$13,010
Net income (loss)	$2,637	$1,093	$2,838	$364	$(3,592)	$3,340
Depreciation and amortization	$771	$2	$555	$46	$—	$1,374
Dividend income	$281	$—	$—	$—	$—	$281
Interest income	$22	$—	$58	$—	$1	$81
Interest expense	$—	$—	$163	$—	$—	$163
Income tax expense	$—	$—	$—	$—	$2,049	$2,049

Three Months Ended November 28, 2010
Net sales	$40,649	$19,635	$8,422	$1,462	$—	$70,168
International sales	$4,166	$19,571	$6,325	$—	$—	$30,062
Gross profit	$3,752	$1,230	$5,411	$1,462	$—	$11,855
Net income (loss)	$853	$607	$2,841	$544	$(2,790)	$2,055
Depreciation and amortization	$777	$2	$478	$38	$—	$1,295
Interest income	$45	$—	$36	$—	$36	$117
Interest expense	$—	$—	$209	$—	$—	$209
Income tax expense	$—	$—	$—	$—	$1,209	$1,209

Six Months Ended November 27, 2011
Net sales	$90,056	$45,584		$16,356	$2,875	$—	$154,871
International sales	$9,711	$45,460		$11,650	$—	$—	$66,821
Gross profit	$10,590	$2,816		$7,979	$2,875	$—	$24,260
Net income (loss)	$5,995	$1,390		$3,300	$738	$(6,271)	$5,152
Depreciation and amortization	$1,551	$4		$1,083	$91	$—	$2,729
Dividend income	$563	$—		$—	$—	$—	$563
Interest income	$30	$—		$105	$—	$22	$157
Interest expense	$—	$—		$340	$—	$—	$340
Income tax expense	$—	$—	$	―	$—	$3,159	$3,159

Six Months Ended November 28, 2010	Food Products Technology	Food Export	HA-based Biomaterials		Technology Licensing	Corporate	TOTAL
Net sales	$81,207	$36,118		$14,806	$2,989	$—	$135,120
International sales	$8,771	$36,017		$10,758	$—	$—	$55,546
Gross profit	$10,115	$2,161		$8,406	$2,989	$—	$23,671
Net income (loss)	$4,456	$984		$3,535	$1,116	$(5,732)	$4,359
Depreciation and amortization	$1,561	$4		$962	$75	$—	$2,602
Interest income	$74	$—		$62	$—	$88	$224
Interest expense	$2	$—		$433	$—	$—	$435
Income tax expense	$—	$—	$	―	$—	$2,561	$2,561

During the six months ended November 27, 2011 and November 28, 2010, sales to the Company’s top five customers accounted for 42% and 43%, respectively, of revenues.  The Company’s top customer from the Food Products Technology segment accounting for 16% and 15% for the six months ended November 27, 2011 and November 28, 2010, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

15.         Subsequent Events

The Company received the $4.0 million termination fee from Monsanto on November 30, 2011 (see Note 4).

Based on Lifecore revenues for the twelve months ended December 31, 2011, the Company has determined that the earn out (see Note 2) has been fully earned and therefore the Company is obligated to pay the former owner of Lifecore $10 million before June 1, 2012.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio has introduced 5 new products.

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

Apio Packaging’s first program has concentrated on bananas and was formally consummated when Apio entered into an agreement to supply Chiquita with its proprietary banana packaging technology.  This global agreement applies to the ripening, conservation and shelf-life extension of bananas for most applications on an exclusive basis and for other applications on a non-exclusive basis.  In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.

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

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put/call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

●          License hyaluronan technology from third parties.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement with The Cleveland Clinic Foundation to develop and commercialize Corgel ™ Biohydrogel using patented hyaluronan-based cross-linking technology, that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet identified any potential commercial products for this technology; however Landec continues to investigate potential applications.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/27/11	Three months ended 11/28/10	Change	Six months ended 11/27/11	Six months ended 11/28/10	Change
Apio Value Added	$46,311	$40,179	15%	$89,129	$79,824	12%
Apio Packaging	382	470	(19%)	927	1,383	(33%)
Food Technology	46,693	40,649	15%	90,056	81,207	11%
Apio Export	24,229	19,635	23%	45,584	36,118	26%
Total Apio	70,922	60,284	18%	135,640	117,325	16%
HA	9,235	8,422	10%	16,356	14,806	10%
Tech. Licensing	1,413	1,462	(3%)	2,875	2,989	(4%)
Total Revenues	$81,570	$70,168	16%	$154,871	$135,120	15%

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

The increase in Apio’s value-added revenues for the three and six months ended November 27, 2011 compared to the same periods of last year was primarily due to a 22% and 16% increase, respectively, in unit volume sales to existing customers resulting primarily from expanded product offerings, gaining additional distribution locations, and growth in the fresh-cut vegetable category.  The revenues generated from these volume increases during the three and six months ended November 27, 2011 were partially offset by a slight product mix change to lower priced products from higher priced products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three and six months ended November 27, 2011 compared to the same periods last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use on avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes during the first quarter of last year to build inventory for avocado applications.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three and six months ended November 27, 2011 compared to the same periods last year was due to a 12% and 17% increase, respectively, in unit volume sales due to a greater volume of fruit and vegetables being available to export coupled with favorable pricing for export products during the first half of fiscal year 2012.

Hyaluronan-based (“HA”) Biomaterials

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented over 70% of Lifecore’s revenues in fiscal year 2011, (2) Orthopedic, which represented nearly 20% of Lifecore’s revenues in fiscal year 2011 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended November 27, 2011 compared to the same period last year was due to a 27% increase in revenues in Lifecore’s fermentation business, primarily for Ophthalmic products, partially offset by a 19% decrease in revenues in Lifecore’s aseptic filling business, primarily for Orthopedic products.

The increase in Lifecore’s revenues for the six months ended November 27, 2011 compared to the same period last year was due to a 13% increase in revenues in Lifecore’s fermentation business, primarily for Ophthalmic products and a 7% increase in revenues in Lifecore’s aseptic filling business, primarily for Ophthalmic products.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three and six months ended November 27, 2011 compared to the same periods of the prior year was not significant to consolidated Landec revenues.  As a result of the termination of the Monsanto Agreement (see Note 4), beginning in the third quarter of fiscal year 2012, quarterly revenues and gross profit for the Technology Licensing business will decrease $1.35 million from the second quarter of fiscal year 2012.

Gross Profit (in thousands):

	Three months ended 11/27/11	Three months ended 11/28/10	Change	Six months ended 11/27/11	Six months ended 11/28/10	Change
Apio Value Added	$4,166	$3,341	25%	$9,821	$8,952	10%
Apio Packaging	365	411	(11%)	769	1,163	(34%)
Food Technology	4,531	3,752	21%	10,590	10,115	5%
Apio Export	1,802	1,230	47%	2,816	2,161	30%
Total Apio	6,333	4,982	27%	13,406	12,276	9%
HA	5,264	5,411	(3%)	7,979	8,406	(5%)
Tech. Licensing	1,413	1,462	(3%)	2,875	2,989	(4%)
Total Gross Profit	$13,010	$11,855	10%	$24,260	$23,671	2%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three and six months ended November 27, 2011 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended November 27, 2011 compared to the same period last year was primarily due to the 15% increase in revenues coupled with the fact that during the later portion of the second quarter of last year Apio experienced weather related produce supply issues that increased the cost of sourcing produce which resulted in lower gross profits during last year’s second quarter.

The increase in gross profit for Apio’s value-added vegetable business for the six months ended November 27, 2011 compared to the same period last year was primarily due to the 12% increase in revenues and the weather related produce supply issues during the later portion of the second quarter of fiscal year 2011 both of which were partially offset by a product mix change to higher sales of lower margin products.

Apio Packaging

The decrease in Apio packaging gross profit for the three and six months ended November 27, 2011 compared to the same periods last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use for avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes during the first quarter of last year to build inventory for avocado applications.

Apio Export

Apio’s export business is a buy/sell business that realizes a gross margin in the 5-8% range.  The increase in gross profit for Apio’s export business during the three months ended November 27, 2011 compared to the same period last year was due to the 23% increase in revenues.  The 47% increase in gross profit was higher than the growth in revenues because of favorable product mix changes to higher margin products which resulted in a higher gross margin during the three months ended November 27, 2011 of 7.4% compared to a gross margin of 6.3% for the same period last year.

The increase in gross profit for Apio’s export business during the six months ended November 27, 2011 compared to the same period last year was primarily due to the 26% increase in revenues.

HA-based Biomaterials

The decrease in gross profit during the three and six months ended November 27, 2011 compared to the same periods last year was due to the timing of production within the fiscal year resulting in lower overhead absorption during the three and six months ended November 27, 2011 compared to the same periods last year partially offset by a favorable product mix change from lower margin aseptic filling sales to higher margin fermentation sales.  The lower overhead absorption during the quarter and year to date resulted in a lower gross margin during the three and six months ended November 27, 2011 of 57% and 49%, respectively, compared to a gross margin of 64% and 57%, respectively, for the same periods last year.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and six months ended November 27, 2011 compared to the same periods of the prior year was not significant to consolidated Landec gross profit.

Operating Expenses (in thousands):

	Three months ended 11/27/11	Three months ended 11/28/10	Change	Six months ended 11/27/11	Six months ended 11/28/10	Change
Research and Development:
Apio	$243	$246	(1%)	$513	$469	9%
HA	1,157	1,091	6%	2,243	2,145	5%
Tech. Licensing	937	918	2%	1,914	1,873	2%
Total R&D	$2,337	$2,255	4%	$4,670	$4,487	4%

Selling, General and Administrative:
Apio	$3,686	$3,190	16%	$7,036	$6,211	13%
HA	1,119	1,263	(11%)	2,113	2,252	(6%)
Tech. Licensing	112	100	12%	223	219	2%
Corporate	1,547	1,519	2%	3,136	3,043	3%
Total S,G&A	$6,464	$6,072	6%	$12,508	$11,725	7%

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

The increase in research and development expenses for the three and six months ended November 27, 2011 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the three and six months ended November 27, 2011 compared to the same periods last year was primarily due to accruing a portion of the potential annual bonuses at Apio and Corporate as a result of exceeding our revenue and operating income plan for the three and six months ended November 27, 2011 compared to accruing no bonuses during the same periods of last year.

Other (in thousands):

	Three months ended 11/27/11	Three months ended 11/28/10	Change	Six months ended 11/27/11	Six months ended 11/28/10	Change
Dividend Income	$281	$—	N/M	$563	$—	N/M
Interest Income	$81	$117	(31%)	$157	$224	(30%)
Interest Expense	$(163)	$(209)	(22%)	$(340)	$(435)	(22%)
Other Income (Exp)	$1,079	$(44)	N/M	$1,088	$(102)	N/M
Income Taxes	$(2,049)	$(1,209)	69%	$(3,159)	$(2,561)	23%
Non controlling Int.	$(98)	$(128)	(23%)	$(239)	$(226)	6%

Dividend Income

The increase in dividend income was due to dividends accrued from the $15 million preferred stock investment in Windset made on February 15, 2011 which yields a cash dividend of 7.5% annually.  The $281,000 and $563,000 represents accrued dividends for the three and six months ended November 27, 2011, respectively.

Interest Income

The decrease in interest income for the three and six months ended November 27, 2011 compared to the same periods last year was primarily due to lower cash balances reflecting our use of cash to purchase our minority investment in Windset and to purchase the Company’s common stock on the open market.  Interest income was further negatively impacted by lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three and six months ended November 27, 2011 compared to the same periods last year was due to paying down the credit facility by $4.0 million since the end of the second quarter of last year.

Other Income (Expense)

 The other income for the three and six months ended November 27, 2011 is comprised of a $1.1 million increase in the fair market value of our Windset investment.   During the three and six months of last year the other expense of $44,000 and $102,000, respectively, was for the amortization of the discount on Lifecore’s earn out obligation.

Income Taxes

The increase in the income tax expense for the three and six months ended November 27, 2011 is primarily due to a 62% and 20% increase, respectively, in net income before taxes compared to the same periods last year.  The effective tax rate for both the three and six months ended November 27, 2011 was 38% compared to 37% for the same periods in fiscal year 2011.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and six months ended November 27, 2011 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 27, 2011, the Company had cash and cash equivalents of $4.2 million, a net decrease of $3.9 million from $8.1 million at May 29, 2011.

Cash Flow from Operating Activities

Landec used $741,000 of cash from operating activities during the six months ended November 27, 2011 compared to generating $2.1 million from operating activities for the six months ended November 28, 2010. The primary sources of cash from operating activities during the six months ended November 27, 2011 were from generating $5.4 million of net income and $2.7 million of amortization and depreciation.  The sources of cash from operations were offset by the $1.2 million non-cash change in the fair value of our investment in Windset and a net increase of $7.9 million in working capital, excluding the decrease in income taxes receivable, which is offset by the tax benefit from stock-based compensation.  The primary changes in working capital during the six months ended November 27, 2011 which increased working capital were (a) a $7.3 million increase in accounts receivable primarily due to a $3.4 million increase in receivables at Apio as a result of increased export sales during the month of November, and an increase in accounts receivable at Lifecore of $4.7 million due to the timing of shipments during the quarter of which over half occurred in November, (b) a net increase of $1.3 million in advances for crops by Apio and (c) a $2.3 million decrease in deferred revenue associated with the Monsanto Agreement during the first six months of fiscal year 2012.   These increases in working capital were partially offset by a $2.1 million increase in accounts payable resulting from the timing of payments.

Cash Flow from Investing Activities

Net cash provided by investing activities for the six months ended November 27, 2011 was $846,000 compared to net cash used in investing activities of $22.6 million for the same period last year.  The net cash provided by investing activities was from $3.9 million of net proceeds from the maturities and sales of marketable securities.  These proceeds were partially offset by the purchase of $3.0 million of property, plant and equipment primarily for the further automation of Apio’s value-added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 27, 2011 was $4.0 million compared to net cash used in financing activities of $1.8 million for the same period last year.  The net cash used in financing activities during the first half of fiscal year 2012 was primarily due to $2.3 million of long-term debt payments and the repurchase of $4.8 million of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $3.4 million.

Capital Expenditures

During the six months ended November 27, 2011, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth.  These expenditures represented the majority of the $3.0 million of capital expenditures.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended November 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 29, 2011 filed with the Securities and Exchange Commission on August 8, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table contains the Company’s stock repurchases of equity securities for the second quarter of the fiscal year 2012:

Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 August 29, 2011 to September 25, 2011	484,806	$5.44	484,806	$6,179,000
Month #2 September 26, 2011 to October 23, 2011	341,513	$5.44	341,513	$4,321,000
Month #3 October 24, 2011 to November 27, 2011	53,741	$5.49	53,741	$4,026,000
TOTAL	880,060	$5.46	880,060	$4,026,000

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

[Removed and Reserved.]

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title:

3.1	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2011.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date:           January 5, 2012