Form 10-Q
period 2012-02-26
LANDEC CORP \CA\
filed 2012-03-28
CIK 1005286

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 26, 2012, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____ to _________.
Commission file number:  0-27446

LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025618 (IRS Employer Identification Number)

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
Yes                         No   X

As of March 23, 2012, there were 25,547,957 shares of Common Stock outstanding.

  LANDEC CORPORATION

  FORM 10-Q For the Fiscal Quarter Ended February 26, 2012

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 26, 2012	May 29, 2011
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$12,534	$8,135
Marketable securities	25,094	28,124
Accounts receivable, less allowance for doubtful accounts of $385 and $342 at February 26, 2012 and May 29, 2011, respectively	23,366	21,648
Accounts receivable, related party	378	453
Income taxes receivable	212	571
Inventories, net	19,932	20,161
Notes and advances receivable	508	5
Deferred taxes	1,674	542
Prepaid expenses and other current assets	2,410	5,987
Total Current Assets	86,108	85,626

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	20,388	15,662
Property and equipment, net	51,791	51,779
Goodwill, net	36,462	36,462
Trademarks/tradenames, net	12,428	12,428
Customer relationships, net	3,135	3,366
Other assets	441	196
Total Assets	$211,546	$206,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,452	$16,747
Related party accounts payable	217	300
Accrued compensation	3,918	3,080
Other accrued liabilities	12,717	3,581
Deferred revenue	344	2,657
Current portion of long-term debt	4,330	4,330
Total Current Liabilities	35,978	30,695

Long-term debt, less current portion	12,170	15,500
Deferred taxes	12,627	11,338
Other non-current liabilities	1,161	11,053
Total Liabilities	61,936	68,586

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,544,022 and 26,405,799 shares issued and outstanding at February 26, 2012 and May 29, 2011, respectively	26	27
Additional paid-in capital	121,041	119,169
Accumulated other comprehensive loss	(202)	(267)
Retained earnings	27,043	17,126
Total Stockholders’ Equity	147,908	136,055
Non controlling interest	1,702	1,671
Total Equity	149,610	137,726
Total Liabilities and Stockholders’ Equity	$211,546	$206,312
(1) Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2012	2011	2012	2011
Revenues:
Product sales	$79,365	$71,490	$229,577	$201,470
Services revenue, related party	545	549	2,330	2,600
License fees	154	1,470	3,028	4,560
Total revenues	80,064	73,509	234,935	208,630

Cost of revenue:
Cost of product sales	65,492	60,321	191,784	167,524
Cost of product sales, related party	940	227	3,812	2,748
Cost of services revenue	460	483	1,907	2,208
Total cost of revenue	66,892	61,031	197,503	172,480

Gross profit	13,172	12,478	37,432	36,150

Operating costs and expenses:
Research and development	2,473	2,275	7,142	6,762
Selling, general and administrative	6,664	6,458	19,172	18,183
Total operating costs and expenses	9,137	8,733	26,314	24,945
Operating income	4,035	3,745	11,118	11,205

Dividend income	281	47	844	47
Interest income	63	120	219	344
Interest expense	(153)	(196)	(492)	(631)
Other income (expense)	3,508	(44)	4,595	(146)
Net income before taxes	7,734	3,672	16,284	10,819
Income tax expense	(2,920)	(1,350)	(6,079)	(3,911)
Consolidated net income	4,814	2,322	10,205	6,908
Non controlling interest	(49)	(24)	(288)	(251)
Net income applicable to Common Stockholders	$4,765	$2,298	$9,917	$6,657

Basic net income per share	$0.19	$0.09	$0.38	$0.25

Diluted net income per share	$0.18	$0.09	$0.38	$0.25

Shares used in per share computation
Basic	25,538	26,375	25,944	26,399
Diluted	25,825	26,634	26,205	26,654

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
Cash flows from operating activities:	February 26, 2012	February 27, 2011
Consolidated net income	$10,205	$6,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,111	3,910
Stock-based compensation expense	1,314	1,398
Tax benefit from stock-based compensation expense	(5,511)	(2,017)
Increase in receivable from Monsanto for guaranteed termination fee	―	(600)
Deferred taxes	157	1,237
Change in investment in non-public company (fair market value)	(4,726)	—
Changes in current assets and current liabilities:
Accounts receivable, net	(1,718)	(667)
Accounts receivable, related party	75	556
Income taxes receivable	5,870	2,367
Inventories, net	229	(2,827)
Issuance of notes and advances receivable	(3,699)	(3,068)
Collection of notes and advances receivable	3,196	3,118
Prepaid expenses and other current assets	3,577	824
Accounts payable	(2,295)	731
Related party accounts payable	(83)	(289)
Accrued compensation	837	842
Other accrued liabilities	(691)	436
Deferred revenue	(2,313)	(425)
Net cash provided by operating activities	8,535	12,434

Cash flows from investing activities:
Purchases of property and equipment	(3,892)	(4,875)
Purchase of marketable securities	(25,679)	(57,602)
Proceeds from maturities of marketable securities	19,581	19,980
Proceeds from sales of marketable securities	9,128	26,287
Investment in non-public company (fair market value)	—	(15,000)
Net cash used in investing activities	(862)	(31,210)

Cash flows from financing activities:
Repurchase of outstanding common stock	(5,007)	(1,184)
Taxes paid by Company for stock swaps and RSUs	(38)	(57)
Proceeds from the sale of common stock	91	126
Tax benefit from stock-based compensation expense	5,511	2,017
Principal payments on long-term debt	(3,330)	(2,940)
(Increase) decrease in other assets	(244)	38
Payments to minority interest holders	(257)	(362)
Net cash used in financing activities	(3,274)	(2,362)
Net increase in cash and cash equivalents	4,399	(21,138)
Cash and cash equivalents at beginning of period	8,135	27,817
Cash and cash equivalents at end of period	$12,534	$6,679

Supplemental schedule of noncash operating activities:
Income tax expense not payable	$5,511	$2,017
Long-term receivable from Monsanto for guaranteed termination fee	-	$600
Unrealized loss from interest rate swap	$65	40

See accompanying notes

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1.          Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States, Asia and Canada, through its Apio, Inc. (“Apio”) subsidiary, HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 26, 2012 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2011.

The results of operations for the nine months ended February 26, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase.  The aggregate amount of CDs included in marketable securities at February 26, 2012 and May 29, 2011 was $3.6 million and zero, respectively.  The Company classifies all marketable securities with readily determined market values as “available for sale”.   At February 26, 2012, $17.7 million of marketable securities had contractual maturities of less than one year and $3.8 million had maturities of one to two years.  Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported in other comprehensive loss as a component of stockholders’ equity.  The cost of marketable securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and are based on specific identification and were not significant for the three and nine months ended February 26, 2012 and February 27, 2011.  The cost of securities sold is based on the specific identification method. Unless needed for non-operating purposes, the Company does not intend to sell its available for sale investments prior to maturity.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount approximates the fair value of the instrument.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of February 26, 2012 or February 27, 2011.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), a medical device company, is reported as an investment in non-public company, non-fair value in the accompanying Consolidated Balance Sheets and is carried at cost after adjustment for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.

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

As of February 26, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap, liability for contingent consideration in connection with the acquisition of Lifecore and its minority interest investment in Windset.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  As of February 26, 2012, the Company recorded to other comprehensive loss on the consolidated balance sheets an unrealized loss of $202,000, net of taxes of $124,000, representing the cumulative change in the interest rate swap since inception.  If the interest rate swap is terminated or the debt borrowed is paid off prior to April 30, 2015, the amount of unrealized loss or gain included in other comprehensive income (loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap or prepaying the debt in the next twelve months.  The interest rate swap liability is included in other non-current liabilities as of February 26, 2012 and May 29, 2011.

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

New Accounting Pronouncements

Intangibles-Goodwill and Other

In September 2011, the FASB issued new guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.

Presentation of Comprehensive Income

In December 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Fair Value Measurement

In May 2011, the FASB issued new guidance which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The new guidance will become effective for the Company on December 1, 2012.  We are currently evaluating this new guidance and have not yet determined the impact that adoption will have on our financial statements.

  2.           Acquisition of Lifecore Biomedical, Inc.

On April 30, 2010 (the “Acquisition Date”), the Company acquired all of the common stock of Lifecore under a Stock Purchase Agreement (“Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

Under the Purchase Agreement, the aggregate consideration payable by the Company to the former Lifecore stockholder at closing consisted of $40.0 million in cash, which included $6.6 million held in an escrow account to secure the Company’s rights with regards to indemnification, representations, warranties and covenants included in the Purchase Agreement.  The escrow account is in the name of the seller and Landec’s rights under the escrow agreement consist solely of its ability to file a claim against the escrow.  Half of the escrow, or $3.3 million, was released and paid to the former Lifecore shareholder in May 2011.  In addition, based on Lifecore revenues for the twelve months ended December 31, 2011, the Company has determined that the earn out (see discussion below) has been fully earned and therefore the Company is obligated to pay the former owner of Lifecore $10 million before June 1, 2012.

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

The Company used a combination of the market and cost approaches to estimate the fair values of the Lifecore assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.  The Company has finalized the fair values of the acquired assets and assumed liabilities and closed the measurement period as of April 30, 2011.

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

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of Lifecore, the Company has determined that it is obligated to pay a $10.0 million earn out payment before June 1, 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $10.0 million and $9.8 million, as of February 26, 2012 and May 29, 2011, respectively, and is classified in other accrued liabilities in the Consolidated Balance Sheets.

  3.           Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million during fiscal year 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of February 26, 2012.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased 150,000 non-voting senior preferred shares for $15 million and 201 common shares for $201 issued by Windset (the “Purchased Shares”).  The common shares purchased represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the original purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

For the three and nine months ended February 26, 2012, the Company recorded $281,000 and $844,000 in dividend income, respectively.  The change in the fair market value of the Company’s investment in Windset for the three and nine months ended February 26, 2012 was determined to be $1.2 million and $2.4 million, respectively, which is recorded as other income.

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

For the nine months ended February 26, 2012, Landec recognized $2.7 million in license revenues from the Monsanto Agreement.  For the three and nine months ended February 27, 2011, Landec recognized $1.35 million and $4.05 million, respectively, in license revenues from the Monsanto Agreement.

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

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of February 26, 2012, one product has been added to the agreement.  In addition, the first year minimum payment period had an original payment date of June 2011, which has been deferred until April 2012 due to delays in obtaining required packaging materials.

  5.           Stock-Based Compensation

In the three and nine months ended February 26, 2012, the Company recognized stock-based compensation expense of $429,000 and $1,314,000, respectively, which included $192,000 and $587,000 for restricted stock unit awards and $237,000 and $727,000 for stock option grants, respectively.  In the three and nine months ended February 27, 2011, the Company recognized stock-based compensation expense of $436,000 and $1,398,000, respectively, which included $197,000 and $651,000 for restricted stock unit awards and $239,000 and $747,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 26, 2012	Three Months Ended February 27, 2011	Nine Months Ended February 26, 2012	Nine Months Ended February 27, 2011
Research and development	$136,000	$106,000	$390,000	$334,000
Sales, general and administrative	$293,000	$330,000	$924,000	$1,064,000
Total stock-based compensation	$429,000	$436,000	$1,314,000	$1,398,000

As of February 26, 2012, there was $1.8 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans.  Total expense is expected to be recognized over the weighted-average period of 1.3 years for stock options and 1.2 years for restricted stock unit awards.

  6.           Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended February 26, 2012	Three Months Ended February 27, 2011	Nine Months Ended February 26, 2012	Nine Months Ended February 27, 2011
Numerator:
Net income applicable to Common Stockholders	$4,765	$2,298	$9,917	$6,657

Denominator:
Weighted average shares for basic net income per share	25,538	26,375	25,944	26,399
Effect of dilutive securities:
Stock options and restricted stock units	287	259	261	255
Weighted average shares for diluted net income per share	25,825	26,634	26,205	26,654

Diluted net income per share	$0.18	$0.09	$0.38	$0.25

For the three months ended February 26, 2012 and February 27, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 1.9 million shares and 1.7 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 26, 2012 and February 27, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 2.0 million shares and 1.8 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

  7.           Income Taxes

The provision for income taxes for the three and nine months ended February 26, 2012 was $2.9 million and $6.1 million, respectively. The effective tax rate for both the three and nine months ended February 26, 2012 was 38% compared to 37% for the same periods in fiscal year 2011. The effective tax rate for the three and nine months ended February 26, 2012 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the benefit of federal and state research and development credits.

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

            In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 26, 2012 and May 29, 2011.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 forward for U.S. tax purposes.  The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which are individually significant.

8.             Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 26, 2012	May 29, 2011

Finished goods	$8,823	$10,261
Raw materials	8,519	7,999
Work in progress	2,590	1,901
Total	$19,932	$20,161

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

Long-term debt consists of the following (in thousands):
	February 26, 2012	May 29, 2011
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum (2.375% at both February 26, 2012 and May 29, 2011)	$13,000	$16,000
Industrial revenue bond issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.37% and 0.40% at February 26, 2012 and May 29, 2011, respectively)	3,500	3,830
Total	16,500	19,830
Less current portion	(4,330)	(4,330)
Long-term portion	$12,170	$15,500

The maturities on the IRB are held in a sinking fund account, recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and are paid out each year on September 1.

10.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the Company's Credit Agreement, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments and has a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24%, subject to market based interest rate risk on $20 million of borrowings under its Credit Agreement.  The Company's obligations under the interest rate swap transaction are guaranteed and secured on the same basis as is its obligations under the Credit Agreement.   As of February 26, 2012, the Company recorded to Other Comprehensive Loss on the Consolidated Balance Sheets an unrealized loss of $202,000, net of taxes of $124,000, as a result of the interest rate swap.  If the interest rate swap is terminated prior to April 30, 2015, the amount of unrealized loss or gain included in Other Comprehensive Income (Loss) would be reclassified to earnings.  The Company has no intentions of terminating the interest rate swap in the next twelve months.  The interest rate swap liability is included in other non-current liabilities in the accompanying Consolidated Balance Sheets as of February 26, 2012 and May 29, 2011.

11.           Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three and nine months ended February 26, 2012, the Company recognized revenues of $0.7 million and $2.8 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  During the three and nine months ended February 27, 2011, the Company recognized revenues of $0.7 million and $3.1 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  The related receivable balances of $378,000 and $453,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of February 26, 2012 and May 29, 2011, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from the farm in which the Chairman of Apio has an ownership interest, Beachside, and Windset (see Note 3) for sale to third parties.  During the three and nine months ended February 26, 2012, the Company recognized cost of product sales of $0.9 million and $3.8 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  During the three and nine months ended February 27, 2011, the Company recognized cost of product sales of $227,000 and $2.7 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. The related accounts payable of $217,000 and $300,000 are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of February 26, 2012 and May 29, 2011, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

12.          Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income including unrealized gains and losses on the interest rate swap with Wells Fargo.  Accumulated other comprehensive loss is reported as a component of stockholders’ equity.   At February 26, 2012, the net comprehensive loss from the unrealized loss on the interest rate swap, net of income taxes, was $202,000.  At February 27, 2011, the net comprehensive loss from the unrealized loss on the interest rate swap, net of income taxes, was $212,000.

  13.         Stockholders’ Equity

During the three months ended February 26, 2012, the Company granted no options to purchase shares of common stock and no restricted stock unit awards.  During the nine months ended February 26, 2012, the Company granted options to purchase 7,500 shares of common stock and 2,500 of restricted stock unit awards.

As of February 26, 2012 the Company has reserved 3.3 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three months ended February 26, 2012, the Company purchased on the open market 37,184 shares of its Common Stock for $201,000.  During the nine months ended February 26, 2012, the Company purchased on the open market 917,244 shares of its Common Stock for $5.0 million.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
February 26, 2012
Common Stock Shares
Balance at May 29, 2011	26,405,799
Stock options exercised, net of shares tendered	55,467
Vested restricted stock units, net of shares tendered	—
Common stock repurchased on the open market	(917,244)
Balance at February 26, 2012	25,544,022

Common Stock
Balance at May 29, 2011	$27
Common stock repurchased on the open market	(1)
Balance at February 26, 2012	$26

Additional Paid-in Capital
Balance at May 29, 2011	$119,169
Stock options exercised, net of shares tendered	91
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for RSUs vested	(38)
Stock-based compensation expense	1,314
Tax-benefit from stock based compensation expense	5,511
Common stock repurchased on the open market	(5,006)
Balance at February 26, 2012	$121,041

Accumulated Other Comprehensive Loss
Balance at May 29, 2011	$(267)
Change in other comprehensive loss	65
Balance at February 26, 2012	$(202)

Retained Earnings
Balance at May 29, 2011	$17,126
Net income	9,917
Balance at February 26, 2012	$27,043

Non controlling Interest
Balance at May 29, 2011	$1,671
Non controlling interest in net income	288
Distributions to non controlling interest	(257)
Balance at February 26, 2012	$1,702

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

	Three Months Ended		Nine Months Ended
	February 26,	February 27,	February 26,	February 27,
	2012	2011	2012	2011
Taiwan	$2.0	$1.9	$20.9	$18.7
Indonesia	$5.4	$6.0	$19.3	$14.8
Canada	$5.3	$4.9	$15.2	$14.0
Belgium	$6.0	$8.1	$14.1	$15.8
Japan	$1.6	$1.2	$7.8	$6.2
ll Other Countries	$4.6	$5.0	$14.5	$13.1

Operations by segment consisted of the following (in thousands):

Three Months Ended February 26, 2012	Food Products Technology	Food Export	HA-based Biomaterials	Technology Licensing	Corporate	TOTAL

Net sales	$56,456	$12,388	$11,066	$154	$—	$80,064
International sales	$5,179	$12,159	$7,600	$—	$—	$24,938
Gross profit	$5,478	$917	$6,623	$154	$—	$13,172
Net income (loss)	$5,851	$339	$3,970	$(902)	$(4,493)	$4,765
Depreciation and amortization	$762	$2	$572	$46	$—	$1,382
Dividend income	$281	$—	$—	$—	$—	$281
Interest income	$12	$—	$43	$—	$8	$63
Interest expense	$—	$—	$153	$—	$—	$153
Income tax expense	$—	$—	$—	$—	$2,920	$2,920

Three Months Ended February 27, 2011
Net sales	$47,704	$12,178	$12,157	$1,470	$—	$73,509
International sales	$4,755	$11,958	$10,363	$—	$—	$27,076
Gross profit	$3,274	$936	$6,798	$1,470	$—	$12,478
Net income (loss)	$421	$382	$4,198	$525	$(3,228)	$2,298
Depreciation and amortization	$776	$2	$489	$41	$—	$1,308
Dividend income	$47	$—	$—	$—	$—	$47
Interest income	$53	$—	$42	$—	$25	$120
Interest expense	$—	$—	$196	$—	$—	$196
Income tax expense	$—	$—	$—	$—	$1,350	$1,350
Nine Months Ended February 26, 2012
Net sales	$146,512	$57,972	$27,422	$3,029	$—	$234,935
International sales	$14,890	$57,619	$19,250	$—	$—	$91,759
Gross profit	$16,068	$3,733	$14,602	$3,029	$—	$37,432
Net income (loss)	$11,846	$1,729	$7,270	$(164)	$(10,764)	$9,917
Depreciation and amortization	$2,313	$6	$1,655	$137	$—	$4,111
Dividend income	$844	$—	$—	$—	$—	$844
Interest income	$42	$—	$148	$—	$29	$219
Interest expense	$—	$—	$492	$—	$—	$492
Income tax expense	$—	$—	$—	$—	$6,079	$6,079

Nine Months Ended February 27, 2011	Food Products Technology	Food Export	HA-based Biomaterials	Technology Licensing	Corporate	TOTAL
Net sales	$128,911	$48,296	$26,964	$4,459	$—	$208,630
International sales	$13,526	$47,975	$21,121	$—	$—	$82,622
Gross profit	$13,389	$3,098	$15,204	$4,459	$—	$36,150
Net income (loss)	$4,877	$1,366	$7,733	$1,641	$(8,960)	$6,657
Depreciation and amortization	$2,337	$6	$1,451	$116	$—	$3,910
Dividend income	$47	$—	$—	$—	$—	$47
Interest income	$127	$—	$104	$—	$113	$344
Interest expense	$2	$—	$629	$—	$—	$631
Income tax expense	$—	$—	$—	$—	$3,911	$3,911

During the nine months ended February 26, 2012 and February 27, 2011, sales to the Company’s top five customers accounted for 44% and 45%, respectively, of revenues.  The Company’s top customer from the Food Products Technology segment accounted for 17% and 16% for the nine months ended February 26, 2012 and February 27, 2011, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

●           License hyaluronan technology from third parties.  In 2007, Lifecore entered into a world-wide exclusive license and development agreement with The Cleveland Clinic Foundation to develop and commercialize Corgel ™ Biohydrogel using patented hyaluronan-based cross-linking technology, that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet identified any potential commercial products for this technology; however Lifecore continues to investigate potential applications.

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

The Technology and Market Opportunity: Intelimer Polymer Applications

We think our technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our other segments.  For example, our core patented technology, Intelimer materials, can be used to trigger release of catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have, and will continue to enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.  However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/26/12	Three months ended 2/27/11	Change	Nine months ended 2/26/12	Nine months ended 2/27/11	Change
Apio Value Added	$55,882	$47,226	18%	$145,011	$127,050	14%
Apio Packaging	574	478	20%	1,501	1,861	(19%)
Food Technology	56,456	47,704	18%	146,512	128,911	14%
Apio Export	12,388	12,178	2%	57,972	48,296	20%
Total Apio	68,844	59,882	15%	204,484	177,207	15%
HA	11,066	12,157	(9%)	27,422	26,964	2%
Tech. Licensing	154	1,470	(90%)	3,029	4,459	(32%)
Total Revenues	$80,064	$73,509	9%	$234,935	$208,630	13%

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

The increase in Apio’s value-added revenues for the three and nine months ended February 26, 2012 compared to the same periods of last year was primarily due to a 24% and 19% increase, respectively, in unit volume sales to existing customers resulting primarily from expanded product offerings, gaining additional distribution locations, and growth in the fresh-cut vegetable category.  The revenues generated from these volume increases during the three and nine months ended February 26, 2012 were partially offset by a product mix change to lower priced products from higher priced products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The increase in Apio packaging revenues for the three months ended February 26, 2012 compared to the same period last year was primarily due to banana membrane sales to Chiquita for shipping container applications which began in the third quarter of fiscal year 2012.

The decrease in Apio packaging revenues for the nine months ended February 26, 2012 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use on avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes during the first half of last year to build inventory for avocado applications.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three months ended February 26, 2012 compared to the same period last year was not significant to consolidated Landec revenues.

The increase in revenues in Apio’s export business for the nine months ended February 26, 2012 compared to the same period last year was due to a 12% increase in unit volume sales due to a greater volume of fruit and vegetables being available to export coupled with favorable pricing for export products thus far in fiscal year 2012.

Hyaluronan-based (“HA”) Biomaterials

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented over 70% of Lifecore’s revenues in fiscal year 2011, (2) Orthopedic, which represented nearly 20% of Lifecore’s revenues in fiscal year 2011 and (3) Veterinary/Other.

The decrease in Lifecore’s revenues for the three months ended February 26, 2012 compared to the same period last year was due to a 10% decrease in revenues in Lifecore’s fermentation business and a 6% decrease in revenues in Lifecore’s aseptic filling business, primarily for Ophthalmic products both due to lower unit volume sales during this year’s third quarter compared to last year’s third quarter as a result of the timing of shipments within the fiscal year.

The increase in Lifecore’s revenues for the nine months ended February 26, 2012 compared to the same period last year was due to a 2% increase in revenues in Lifecore’s fermentation business, primarily for Ophthalmic products and a 2% increase in revenues in Lifecore’s aseptic filling business, primarily for new business development revenues.

Technology Licensing

Technology licensing revenues consist of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the three and nine months ended February 26, 2012 compared to the same periods of the prior year was primarily due to the termination of the Monsanto Agreement (see Note 4) at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for the Technology Licensing business from Monsanto had been $1.35 million per quarter prior to the termination.

Gross Profit (in thousands):

	Three months ended 2/26/12	Three months ended 2/27/11	Change	Nine months ended 2/26/12	Nine months ended 2/27/11	Change
Apio Value Added	$4,979	$2,875	73%	$14,801	$11,827	25%
Apio Packaging	499	399	25%	1,267	1,562	(19%)
Food Technology	5,478	3,274	67%	16,068	13,389	20%
Apio Export	917	936	(2%)	3,733	3,098	20%
Total Apio	6,395	4,210	52%	19,801	16,487	20%
HA	6,623	6,798	(3%)	14,602	15,204	(4%)
Tech. Licensing	154	1,470	(90%)	3,029	4,459	(32%)
Total Gross Profit	$13,172	$12,478	6%	$37,432	$36,150	4%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three and nine months ended February 26, 2012 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended February 26, 2012 compared to the same period last year was primarily due to the 18% increase in revenues coupled with the fact that during the third quarter of last year Apio experienced significant weather related produce supply issues that increased the cost of sourcing produce which resulted in lower gross profits during last year’s third quarter.  Value-added gross margin for the three months ended February 26, 2012 was 8.9% compared to 6.1% for the third quarter last year.

The increase in gross profit for Apio’s value-added vegetable business for the nine months ended February 26, 2012 compared to the same period last year was primarily due to the 14% increase in revenues and the weather related produce supply issues during the November to February period of fiscal year 2011.

Apio Packaging

The increase in Apio packaging gross profit for the three months ended February 26, 2012 compared to the same period last year was primarily due to banana membrane sales to Chiquita for shipping container applications which began in the third quarter of fiscal year 2012.

The decrease in Apio packaging gross profit for the nine months ended February 26, 2012 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use for avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes during the first half of last year to build inventory for avocado applications.

Apio Export

Apio’s export business is a buy/sell business that realizes a gross margin in the 5-8% range.  The decrease in gross profit for Apio’s export business during the three months ended February 26, 2012 compared to the same period last year was not significant to consolidated Landec gross profit.

The increase in gross profit for Apio’s export business during the nine months ended February 26, 2012 compared to the same period last year was primarily due to the 20% increase in revenues.

HA-based Biomaterials

The decrease in Lifecore’s gross profit during the three months ended February 26, 2012 compared to the same period last year was due to the 9% decrease in revenues partially offset by increased production resulting in greater overhead absorption in the current period which results in more overhead being allocated to inventory versus cost of sales.

The decrease in Lifecore’s gross profit during the nine months ended February 26, 2012 compared to the same period last year was primarily due to a product mix change to higher sales of lower margin products.

Technology Licensing

The decrease in Technology Licensing gross profit for the three and nine months ended February 26, 2012 compared to the same periods of the prior year was primarily due to the termination of the Monsanto Agreement (see Note 4) at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for the Technology Licensing business from Monsanto had been $1.35 million per quarter prior to the termination.

Operating Expenses (in thousands):

	Three months ended 2/26/12	Three months ended 2/27/11	Change	Nine months ended 2/26/12	Nine months ended 2/27/11	Change
Research and Development:
Apio	$279	$284	(2%)	$792	$753	5%
HA	1,232	1,046	18%	3,475	3,191	9%
Tech. Licensing	962	945	2%	2,875	2,818	2%
Total R&D	$2,473	$2,275	9%	$7,142	$6,762	6%

Selling, General and Administrative:
Apio	$3,722	$3,199	16%	$10,758	$9,411	14%
HA	1,268	1,357	(7%)	3,381	3,608	(6%)
Tech. Licensing	94	93	1%	317	312	2%
Corporate	1,580	1,809	(13%)	4,716	$4,852	(3%)
Total S,G&A	$6,664	$6,458	3%	$19,172	$18,183	5%

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

The increase in research and development expenses for the three and nine months ended February 26, 2012 compared to the same periods last year was primarily due to increased payroll expenses driven by increased R&D efforts associated with new product development at Lifecore.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in selling, general and administrative expenses for the three months ended February 26, 2012 was not significant.

The increase in selling, general and administrative expenses for the nine months ended February 26, 2012 compared to the same period last year was primarily due to increased sales and marketing expenses at Apio due to the increase in revenue, primarily brokerage fees on higher revenues and accruing a portion of the potential annual bonuses at Apio as a result of Apio exceeding its revenue and operating income plan for the nine months ended February 26, 2012 compared to accruing no bonuses during the same period of last year.

Other (in thousands):

	Three months ended 2/26/12	Three months ended 2/27/11	Change	Nine months ended 2/26/12	Nine months ended 2/27/11	Change
Dividend Income	$281	$47	498%	$844	$47	1696%
Interest Income	$63	$120	(48%)	$219	$344	(36%)
Interest Expense	$(153)	$(196)	(22%)	$(492)	$(631)	(22%)
Other Income (Exp)	$3,508	$(44)	N/M	$4,595	$(146)	N/M
Income Taxes	$(2,920)	$(1,350)	116%	$(6,079)	$(3,911)	55%
Non controlling Int.	$(49)	$(24)	104%	$(288)	$(251)	15%

Dividend Income

The increase in dividend income was due to dividends accrued from the $15 million preferred stock investment in Windset made on February 15, 2011 which yields a cash dividend of 7.5% annually.  The $281,000 and $844,000 represents accrued dividends for the three and nine months ended February 26, 2012, respectively.  The $47,000 accrued for the three and nine months last year was for the period February 14, 2011 through February 27, 2011.

Interest Income

The decrease in interest income for the three and nine months ended February 26, 2012 compared to the same periods last year was primarily due to lower cash balances reflecting our use of cash to purchase our minority investment in Windset and to purchase the Company’s common stock on the open market.  Interest income was further negatively impacted by lower yields on investments due to declines in interest rates.

Interest Expense

The decrease in interest expense during the three and nine months ended February 26, 2012 compared to the same periods last year was due to paying down the credit facilities by $4.3 million since the end of the third quarter of last year.

Other Income (Expense)

 The other income for the three and nine months ended February 26, 2012 is comprised of an increase of $3.6 million and $4.7 million, respectively, in the fair market value of our Windset investment.  During the three and nine months of last year the other expense of $44,000 and $146,000, respectively, was for the amortization of the discount on Lifecore’s earn out obligation.

Income Taxes

The increase in the income tax expense for the three and nine months ended February 26, 2012 is primarily due to a 55% and 32% increase, respectively, in net income before taxes compared to the same periods last year.  The effective tax rate for both the three and nine months ended February 26, 2012 was 38% compared to 37% for the same periods in fiscal year 2011.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and nine months ended February 26, 2012 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 26, 2012, the Company had cash and cash equivalents of $12.5 million, a net increase of $4.4 million from $8.1 million at May 29, 2011.

Cash Flow from Operating Activities

Landec generated $8.5 million of cash from operating activities during the nine months ended February 26, 2012 compared to generating $12.4 million from operating activities for the nine months ended February 27, 2011. The primary sources of cash from operating activities during the nine months ended February 26, 2012 were from generating $10.2 million of net income and $5.6 million in non-cash operating items, such as amortization and depreciation and stock based compensation.  The sources of cash from operations were partially offset by the $4.7 million non-cash change in the fair value of our investment in Windset and a net increase of $2.5 million in working capital, excluding the decrease in income taxes receivable, which is offset by the tax benefit from stock-based compensation.  The primary changes in working capital during the nine months ended February 26, 2012 which increased working capital were (a) a $1.7 million increase in accounts receivable primarily due to a $1.8 million increase in receivables at Apio as a result of increased value added sales, (b) a $2.3 million decrease in accounts payable due to the timing of payments and (c) a $2.3 million decrease in deferred revenue associated with the Monsanto Agreement during the first six months of fiscal year 2012.  Working capital decreased as a result of collecting the $4.0 million termination payment from Monsanto on November 30, 2011.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 26, 2012 was $862,000 compared to net cash used in investing activities of $31.2 million for the same period last year.  The net cash provided by investing activities was from $3.0 million of net proceeds from the sale and maturities of marketable securities.  Net cash used in investing activities was from the purchase of $3.9 million of property, plant and equipment primarily for the further automation of Apio’s value-added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 26, 2012 was $3.3 million compared to net cash used in financing activities of $2.4 million for the same period last year.  The net cash used in financing activities during the first nine months of fiscal year 2012 was primarily due to $3.3 million of long-term debt payments and the repurchase of $5.0 million of the Company’s outstanding Common Stock, partially offset by the tax benefit from stock-based compensation of $5.5 million.

Capital Expenditures

During the nine months ended February 26, 2012, Landec purchased vegetable processing equipment to support the further automation of Apio’s value added processing facility and facility modifications and purchased equipment to support Lifecore’s business growth.  These expenditures represented the majority of the $3.9 million of capital expenditures.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended February 26, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 29, 2011 filed with the Securities and Exchange Commission on August 8, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table contains the Company’s stock repurchases of equity securities for the third quarter of the fiscal year 2012:

Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 November 28, 2011 to December 25, 2011	37,184	$5.44	37,184	$3,824,000
Month #2 December 26, 2011 to January 22, 2012	-0-	-0-	-0-	$3,824,000
Month #3 January 23, 2012 to February 26, 2012	-0-	-0-	-0-	$3,824,000
TOTAL	37,184	$5.44	37,184	$3,824,000

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

[Removed and Reserved.]

Item 5.    Other Information

 None.

Item 6.    Exhibits

 Exhibit
Number    Exhibit Title:
10.35         Executive Employment Agreement between the Registrant and Gary T. Steele dated as of January 1, 2012, incorporated by reference to Exhibit 10.35 to the Registrant's Current Report on Form 8-K dated February 15, 2012.

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

Date:           March 28, 2012