Form 10-K
period 2012-05-27
LANDEC CORP \CA\
filed 2012-08-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 27, 2012, or

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
Yes  ___   No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ___   No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    X    No ___

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
Yes  ___   No    X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $126,204,000 as of November 27, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date.  Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 20, 2012, there were 25,678,434 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2012 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends,” “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management and are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed.  Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and the factors discussed below.

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

Following the acquisition of Lifecore Biomedical, Inc. (“Lifecore”) on April 30, 2010, Landec has four core businesses – Food Products Technology, Food Export, Hyaluronan-based Biomaterials and Technology Licensing, each of which is described below.  Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2010, 2011 and 2012 is summarized in Note 13 to the Consolidated Financial Statements.

Our wholly-owned subsidiary, Apio, Inc. (“Apio”), operates our Food Products Technology business, which combines our proprietary food packaging technology with the capabilities of a large national food supplier and value-added produce processor.  In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay® membrane technology.  The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain.  Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”).  The Export business purchases and sells whole fruit and vegetable products to predominantly Asian markets.

Our wholly-owned subsidiary, Lifecore Biomedical, Inc. (“Lifecore”), operates our Hyaluronan-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals including humans.  Lifecore’s products are primarily sold to three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and uses its aseptic filling capabilities to also deliver proprietary HA finished goods to its customers.  Lifecore also manufactures and sells it own HA-based finished goods.  Lifecore is known in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with only a small targeted marketing or sales capability.

Landec’s Technology Licensing business develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, temperature indicators, controlled release systems for oil and gas and drug delivery, pressure sensitive adhesives and personal care products.  These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues, as well as reimbursed R&D funding.  For example, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to use our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008.  Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

Landec has two polymer technology platforms.  The first platform is its Intelimer polymer.  With the acquisition of Lifecore, Landec added a HA-based second polymer technology platform.

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

Effect of Temperature on Intelimer Materials vs. Typical Polymers

Change in Properties

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

This chemical structure provides an additional benefit.  Spatially distinct regions of the Intelimer polymer confer different physical properties on the material.  Each part can be tuned independently to meet the needs of a given application.  For example, switching temperature (which arises from one part of the chain) can be adjusted independently of adhesive properties (which arise from another part of the chain).  In addition to temperature, the pH and other environmental parameters can be used as the “switch” to trigger a significant change in physical properties.  Also, side chain crystallizable polymers when mixed with any active material, for example a therapeutic drug, can control the release of the active materials by the crystalline structure of the Intelimer polymer while in the crystalline state. In this manner therapeutic drugs can be delivered over a sustained and long period of time, or similarly, a fragrance can be emitted steadily over a long period of time from a crystalline Intelimer polymer.

           Side chain crystallizable polymers were first discovered by academic researchers in the mid-1950s.  These polymers were initially considered to be merely of scientific curiosity from a polymer physics perspective and, to the Company's knowledge, no significant commercial applications were pursued.  In the mid-1980's, Dr. Ray Stewart, the Company's founder, became interested in the idea of using the temperature-activated permeability properties of these polymers to deliver various materials such as catalysts and pesticides.  After forming Landec in 1986, Dr. Stewart subsequently discovered broader utility for these polymers.  After several years of basic research, commercial development efforts began in the early 1990's, resulting in initial products in the mid 1990’s.

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

Trademarks/Trade names

           Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™,  Lifecore®, LUROCOAT® and Ortholure™ are trademarks or registered trademarks and trade names of the Company in the United States and other countries.  This Annual Report on Form 10-K also refers to the trademarks of other companies.

Description of Core Business

           Landec participates in four core business segments:  Apio, Inc. with the Food Products Technology and Food Export businesses, Lifecore Biomedical, Inc., with the HA Biomaterials business and Landec’s Technology Licensing business.

A)  Food Products Technology Business

           The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the food industry.  Landec’s proprietary BreatheWay packaging technology is used to package fresh-cut or whole produce, the result is a convenient, ready-to-eat finished product that achieves increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  These products are referred to as “value-added” products.  In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables.  Apio utilizes a state-of-the-art fresh-cut processing facility and year-round access to quality vegetable sourcing to produce products which Apio distributes to top U.S. retail grocery chains, major club stores and foodservice customers.  The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio name.  This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market.  On April 23, 2012, Apio acquired GreenLine Holding Company (“GreenLine”), the number one processor and marketer of value-added, fresh-cut green beans in the U.S.  GreenLine’s financial results are included in Apio’s Food Products Technology business (see Note 2 to the Consolidated Financial Statements).

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

           Landec is working with leaders in club stores, retail grocery chains and with the recent acquisition of GreenLine, food  service customers. The Company thinks it will have growth opportunities for the next several years through new customers and products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

           Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.  In addition to using BreatheWay packaging for its value-added produce business, the Company markets and sells BreatheWay packaging directly to food distributors.

The Business: Food Products Technology

           Our Food Products Technology business, which operates through our Apio subsidiary, had revenues of approximately $208 million for the fiscal year ended May 27, 2012, $176 million for the fiscal year ended May 29, 2011 and $175 million for the fiscal year ended May 30, 2010.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products primarily packaged in our proprietary BreatheWay packaging.  The fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators.  During the fiscal year ended May 27, 2012, Apio shipped nearly twenty-two million cartons of produce to its customers throughout North America, primarily in the United States.

There are four major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

Value-Added Supplier: Apio has structured its business as a marketer and seller of fresh-cut and whole value-added produce.  It is focused on selling products under its Eat Smart and GreenLine brands and private label brands for its fresh-cut and whole value-added products.  As retail grocery chains, club stores and food service operators consolidate, Apio is well positioned as a single source of a broad range of products.

Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and enters into joint ventures with growers for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

Lower Cost Structure: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business.  Apio’s 136,000 square foot value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment.  A large majority of Apio’s value-added products utilize Apio’s proprietary BreatheWay packaging technology.  Apio’s strategy is to operate one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, for the majority of its non-green bean vegetable business, use its packaging technology for nationwide delivery and use its East Coast facilities acquired with the acquisition of GreenLine for green bean processing and to meet the “next day delivery” needs of customers for its historical value-added, fresh-cut products.

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio, excluding the products acquired in the acquisition of GreenLine, has introduced five new products.

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

Apio Packaging’s first program has concentrated on bananas and was formally consummated when Apio entered into an agreement to supply Chiquita with its proprietary banana packaging technology.  This global agreement applies to the ripening, conservation and shelf-life extension of bananas.  In addition, Apio provides Chiquita with ongoing research and development and process technology support for the BreatheWay membranes and bags, and technical service support throughout the customer chain in order to assist in the development and market acceptance of the technology.

Chiquita provides marketing, distribution and retail sales support for Chiquita® bananas sold worldwide in BreatheWay packaging.  To maintain the exclusive license, Chiquita must meet quarterly minimum purchase thresholds of BreatheWay banana packages.

In fiscal year 2008, the Company expanded the use of its BreatheWay technology to include avocados and mangos under an expanded licensing agreement with Chiquita.  Commercial sales of avocados packaged in Landec’s BreatheWay packaging into the food service industry began late in fiscal year 2008 and commercial retail sales began in fiscal 2010.  Chiquita is currently evaluating the future of its avocado program due to sourcing and operational issues not related to the Company’s BreatheWay technology.

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto Company (“Monsanto”), to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products are packaged in Landec’s proprietary BreatheWay packaging and commercial sales have recently started under Monsanto’s Beneforte® brand to retail grocery chains.

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes.  Commercial sales of Windset cucumbers in BreatheWay packaging are projected to begin in fiscal year 2013.

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

The Food Export business had revenues of approximately $71 million for the fiscal year ended May 27, 2012, $62 million for the fiscal year ended May 29, 2011 and $55 million for the fiscal year ended May 30, 2010.

Apio is strategically positioned to benefit from the growth in export sales to Asia and other parts of the world over the next decade with Cal-Ex.  Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia.

C) Hyaluronan-based Biomaterials Business

Our HA Biomaterials business operates through our Lifecore subsidiary, which Landec acquired on April 30, 2010.  Lifecore had revenues of approximately $34.3 million for the fiscal year ended May 27, 2012, $32.5 million for the fiscal year ended May 29, 2011 and $1.5 million for the one month included in the fiscal year ended May 30, 2010.

The Technology:  Hyaluronan-based Biomaterials

Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

●          Establish strategic relationships with market leaders.  Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Through its strong reputation and history of providing premium HA products, Lifecore has been able to establish long-term relationships with the market leading companies such as Alcon, Inc. (Alcon) and others in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

●           Expand medical applications for HA.  Due to the growing knowledge of the unique characteristics of HA and the role it plays in normal physiology, Lifecore continues to identify and pursue further uses for HA in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

●           License HA technology from third parties.   In 2007, Lifecore entered into a world-wide exclusive license and development agreement with The Cleveland Clinic Foundation to develop and commercialize Corgel™ Biohydrogel using patented HA-based cross-linking technology that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet developed any commercial products for this technology; however, Landec continues to investigate potential applications.

●           Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore continues to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

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

Hyaluronan Products

The following table summarizes the principal products of the HA-based Biomaterials business, along with their applications, and the companies with which Lifecore has related strategic relationships:

PRODUCT	DESCRIPTION	MARKET	STATUS+
OPHTHALMIC
Viscoat® Intraocular Viscoelastic	Lifecore supplies raw material for inclusion in Alcon’s Viscoat® Ophthalmic Viscoelastic.	Cataract surgery	Commercial sales since 1986
LUROCOAT Ophthalmic Viscoelastic	Lifecore supplies its private label product for marketing on a non-exclusive basis to multiple distribution partners.	Cataract surgery	Commercial sales since June 1997
ORTHOPEDIC
HA Solution for DBX® Demineralized Bone Matrix	Lifecore supplies a sterile HA solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone.	Grafting material for restoration of bone defects	Commercial sales since 2000
HA HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for Novartis AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales since 2005
VETERINARY
HY-50®	Lifecore supplies a finished veterinary viscosupplement to Dechra Veterinary Products for use as an equine injectable.	Veterinary drug/device	Commercial sales since 1993

+For all products listed above, government regulatory approvals were required before commercial sales could commence in the United States or elsewhere. See “Government Regulation.”  No assurance can be given that such products will obtain regulatory approvals in new markets.

Ophthalmic Applications

Cataract Surgery.  Currently a primary commercial application for Lifecore’s HA is in cataract surgery.  HA, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue.  These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. HA-based products are used in the majority of cataract surgeries in the world.

 Lifecore currently sells HA for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Alcon’s proprietary viscoelastic solutions.  Lifecore’s relationship with Alcon and its predecessors commenced in 1983.  Since that time, sales of HA to Alcon have continued to be made pursuant to supply agreements.  The current supply agreements are non-cancelable, non-exclusive and extend through December 2017.

Lifecore has developed its own viscoelastic solution, LUROCOAT Ophthalmic Viscoelastic.   Lifecore received CE marking for LUROCOAT Ophthalmic Viscoelastic in 1997, allowing LUROCOAT Ophthalmic Viscoelastic to be marketed and sold outside the United States.  Lifecore also has distribution agreements with multiple companies to supply its HA-based LUROCOAT Ophthalmic Viscoelastic under private label.

Lifecore estimates that its HA has been used in over 50 million ophthalmic patients globally since 1983.

Orthopedic Applications

Lifecore supplies an aseptic HA solution to BioCon, Inc., the non-profit affiliate of MTF, which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX Demineralized Bone Matrix”.  This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels.  Lifecore has a non-cancelable, exclusive supply agreement with MTF through December 2014.

Lifecore also supplies a private-labeled finished orthopedic viscosupplement for Novartis AG’s distribution network under a non-cancelable supply agreement through 2014.

Veterinary Applications

Lifecore manufactures Dechra Veterinary Products’ HY-50 product, an aseptically packaged HA solution for use as a veterinary viscosupplement in an equine injectable drug, under a non-cancelable, exclusive supply agreement that extends through June 2015 with renewal provisions.

Lifecore estimates that its veterinary HA product has been used in over 700,000 equine procedures worldwide.

Product Development

Lifecore undertakes its own product development activities for HA-based applications, as well as on a contract basis with certain clients.  The majority of the projects are intended to demonstrate that Lifecore’s HA is suitable for a particular medical application.  Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity and molecular weight, as well as efficacy for a particular medical application in a clinical setting.

In addition, since 2007, Lifecore has licensed a HA cross-linking technology from The Cleveland Clinic Foundation designed to provide a development vehicle for possible new products for existing medical segments, as well as potentially for new market segments.  To date, Lifecore has yet to develop commercial products or attract third party partners in developing the technology.

There can be no assurance that products currently under development by Lifecore or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

D)  Technology Licensing Business

Our Technology Licensing Business, which included our seed coating subsidiary Landec Ag LLC (“Landec Ag”) prior to it being sold to INCOTEC Holding North America, Inc. (“INCOTEC”) on June 24, 2012 (see Note 15 to the Consolidated Financial Statements), had revenues of $4.2 million for the fiscal year ended May 27, 2012, $6.9 million for the fiscal year ended May 29, 2011 and $6.8 million for the fiscal year ended May 30, 2010.

Seeds Business – Intellicoat Seed Coatings and Landec Ag

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  In 2012, Pollinator Plus was used by eight seed companies on more than 20% of the seed corn production acres in the U.S.

Monsanto License

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto Company (“Monsanto”) for the use of Landec’s Intellicoat polymer seed coating technology.  Under the terms of the Monsanto Agreement, Monsanto agreed to pay Landec Ag $2.6 million per year.  The Monsanto Agreement also provided for a fee payable to Landec Ag of $4.0 million if Monsanto elected to terminate the Monsanto Agreement or $10.0 million if Monsanto elected to purchase the rights to the exclusive field.    The Monsanto Agreement was amended in November 2009.  Under the terms of the amended Monsanto Agreement, Monsanto continued to have an exclusive license to use Landec’s Intellicoat polymer technology for specific controlled release seed treatment applications.  Along with regaining the use of the Intellicoat technology outside of the specific applications licensed to Monsanto under the amended Monsanto Agreement, Landec also assumed responsibility for Landec Ag’s operating expenses and realizes all the revenues and profits from the sales of existing and new Intellicoat seed coating products.

On September 9, 2011, Monsanto informed the Company that it intended to allow the Monsanto Agreement to expire in accordance with its terms on December 1, 2011 and therefore, Monsanto did not exercise its purchase option.  Upon termination, Monsanto paid Landec Ag a $4.0 million termination fee and all rights to the Intellicoat seed coating technology reverted to Landec.

Non-Seed Business

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

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care.  The Company's partner, Air Products, is currently shipping products to L’Oreal, Mentholatum, Louis Widmer, Aris Cosmetics and other companies for use in lotions and creams.  The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights.  The Company’s Intelimer polymers are currently in over 50 personal care products worldwide.

Sales and Marketing

Each of the Company’s core businesses is supported by dedicated sales and marketing resources.  The Company intends to develop its internal sales capacity as more products progress toward commercialization and as business volume expands geographically.  During fiscal years 2012, 2011 and 2010, sales to the Company’s top five customers accounted for approximately 45%, 44% and 48%, respectively, of its revenues, with the top customer from the Food Products Technology segment accounting for approximately 17%, 16% and 20%, respectively, of the Company’s revenues.

Apio

Apio has 31 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Food Export business.

Seasonality

The Company’s sales are moderately seasonal.  All of Landec Ag’s product sales are generated in our fiscal fourth quarter during the spring planting season.  In addition, the Food Products Technology business can be heavily affected by seasonal weather factors which have impacted quarterly results, such as the high cost of sourcing product due to a shortage of essential value-added produce items and the change in fair value in Apio’s investment in Windset. The Food Export business also typically recognizes a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half.  Lifecore’s business is not significantly affected by seasonality.

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

Apio processes virtually all of its fresh-cut, value-added non-green bean products in its processing facility located in Guadalupe, California.  Cooling of produce is done through third parties and Apio Cooling LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

Apio processes its fresh-cut, value-added green bean products, acquired with the acquisition of GreenLine in April 2012, in four processing plants located in Bowling Green, Ohio; Hanover, Pennsylvania; Vero Beach, Florida and Pico Rivera, California.

Hyaluronan-based Biomaterials Business

The commercial production of HA by Lifecore requires fermentation, separation and purification capabilities.  Products are supplied in a variety of bulk and single dose configurations.

Lifecore produces its HA through a bacterial fermentation process. In the early 1980s, Lifecore introduced the bacterial fermentation process to manufacture premium pharmaceutical-grade HA, and received patent protection in 1985.  Lifecore’s fermentation process patent expired in 2002.  Previously, medical grade HA was commercially available through an extraction process from rooster combs.  Lifecore believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

Lifecore’s 112,000 square foot facility in Chaska, Minnesota is used primarily for the HA manufacturing process, formulation and aseptic syringe and bulk filling.  The Company considers that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

Lifecore provides versatility in the manufacturing of various types of finished products. Currently, it supplies several different forms of HA in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages.  Lifecore continues to conduct development work designed to improve production efficiencies and expand its capabilities to achieve a wider range of HA product specifications in order to address the broadening opportunities for using HA in medical applications.

The FDA inspects the Company’s manufacturing systems periodically and requires conformance to the FDA’s Quality System Regulation (“QSR”).  In addition, Lifecore’s corporate partners conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  As a result, similar to other manufacturers of HA subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products.  The Company maintains a Quality System which  complies with applicable standards and regulations (21 CFR 820, 21 CFR 210-211, EudraLex Volume 4, ISO 13485, European Medical Device Directive, Canadian Medical Device Regulations ICH Q7, and Australian Therapeutic Goods Regulations).  Compliance with these International standards of quality greatly assists in the marketing of Lifecore’s products globally.

Technology Licensing Business

Landec performed its batch seed coating operations in a leased facility in Oxford, Indiana.  This facility was used to coat other seed companies’ inbred seed corn with the Company’s Pollinator Plus seed corn coatings.  This business was sold to INCOTEC in June 2012.

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

Research and Development

Landec is focusing its research and development resources on both existing and new applications of its polymer technologies.  Expenditures for research and development for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010 were $9.6 million, $9.3 million and $4.4 million, respectively.  None of the Company’s research and development expenditures were funded by corporate or governmental partners during the last three fiscal years.  The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities.  The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services.  As of May 27, 2012, Landec had 54 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 40 U.S. patents issued of which 27 remain active as of May 27, 2012 with expiration dates ranging from 2012 to 2026.  The Company's issued and pending patents include claims relating to compositions, devices and use of a class of temperature and time sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents.  Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“pre-Amendment devices”) into one of three classes - Class I, II or III.  This classification is based on the controls necessary to reasonably assure the safety and effectiveness of medical devices.  Class I devices are those whose safety and effectiveness can reasonably be assured through general controls, such as establishment registration and labeling, and adherence to FDA-mandated current QSR requirements for devices.  Most Class I devices are exempt from FDA premarket review, but some require premarket notification (“510(k) Notification”).  Class II devices are those whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines.  Class III devices are devices that require a PMA from the FDA to assure their safety and effectiveness.  A PMA ordinarily must contain data from a multi-center clinical study demonstrating the device’s safety and effectiveness for the intended use and patient population.  Class III devices are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification.  A pre-Amendment Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

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

Product Liability

Product liability claims may be asserted with respect to the Company’s products.  The Company maintains product liability insurance coverage in amounts the Company deems to be adequate.  There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

Employees

As of May 27, 2012, Landec had 532 full-time employees, of whom 429 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 103 were dedicated to sales, marketing and administrative activities.  Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.  None of Landec's employees is represented by a union, and Landec believes its relationship with its employees is good.

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

Uncertainty Relating To Integration Of New Business Acquisitions.

The successful integration of new business acquisitions, including the GreenLine acquisition, may require substantial effort from the Company's management.  The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions.  The successful combination of new businesses also requires coordination of research and development activities, manufacturing, and sales and marketing efforts.  In addition, the process of combining organizations located in different regions of the United States could cause the interruption of, or a loss of momentum in, the Company's activities.  There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2012, approximately 36% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions.  International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2012, sales to our top five customers accounted for approximately 45% of our revenues, with our largest customer from our Food Products Technology segment accounting for approximately 17% of our revenues.  We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues.  We may experience changes in the composition of our customer base as we have experienced in the past.  The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition.  In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply.  Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

1B.  Unresolved Staff Comments

None.

Item 2.    Properties

As of May 27, 2012, the Company owned or leased properties in Menlo Park, Arroyo Grande, Guadalupe and Pico Rivera, California; West Lebanon and Oxford, Indiana ; Chaska, Minnesota; Bowling Green and Perrysburg, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Chester, New York.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Technology Licensing	Leased	14,600 square feet of office and laboratory space	—	12/31/14
West Lebanon, IN	Technology Licensing	Owned	4,000 square feet of warehouse and manufacturing space	—	—
Oxford, IN	Technology Licensing	Leased	13,400 square feet of laboratory and manufacturing space	—	6/30/12
Chaska, MN	HA-based Biomaterials	Owned	112,000 square feet of office, laboratory and manufacturing space	27.5	—
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Bowling Green, OH	Food Products Technology	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Penn Township York County, PA	Food Products Technology	Owned	18,700 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Food Products Technology	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/14
Pico Rivera, CA	Food Products Technology	Leased	6,300 square feet of office space, manufacturing and cold storage	—	8/31/13
Rock Hill, SC	Food Products Technology	Owned	16,400 square feet of cold storage and office space	3.6	—
Chester, NY	Food Products Technology	Leased	32,900 square feet of cold storage and office space	—	Month-to-Month
Perrysburg, OH	Food Products Technology	Leased	9,200 square feet of office space	—	9/30/14
McClure, OH	Food Products Technology	Leased	Farm land	193	12/31/14
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to- Month

The obligations of the Company under its credit agreement with BMO Harris Bank N.A. (“BMO Harris”) are secured by a lien on the Chaska, MN land and building.  The obligations of the Company under its credit agreement with General Electric Capital Corporation (“General Electric”) are secured by a lien on all of the land and buildings of the Food Products Technology segment.

Item 3.    Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”.  The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 27, 2012	High	Low

4th Quarter ending May 27, 2012	$7.44	$5.98

3rd Quarter ending February 26, 2012	$7.05	$5.15

2nd Quarter ending November 27, 2011	$6.58	$4.85

1st Quarter ending August 28, 2011	$6.94	$5.46

Fiscal Year Ended May 29, 2011	High	Low

4th Quarter ending May 29, 2011	$6.61	$5.52

3rd Quarter ending February 27, 2011	$7.08	$5.66

2nd Quarter ending November 28, 2010	$6.50	$5.30

1st Quarter ending August 29, 2010	$6.89	$5.40

Holders

There were approximately 68 holders of record of 25,678,434 shares of outstanding Common Stock as of July 20, 2012.  Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception.  The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the fiscal quarter ended on May 27, 2012. During fiscal year 2012, the Company repurchased and retired 917,244 shares of Common Stock for $5.0 million. During fiscal year 2011, the Company repurchased and retired 215,648 shares of Common Stock for $1.2 million. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 27, 2012	Year Ended May 29, 2011	Year Ended May 30, 2010	Year Ended May 31, 2009	Year Ended May 25, 2008
Statement of Income Data:
(in thousands)

Revenues:
Product sales	$310,272	$267,121	$228,390	$224,404	$227,550
Service revenues	3,138	3,391	3,699	4,145	3,640
License fees	2,700	5,400	5,400	6,000	6,231
R&D and royalty revenues	1,442	817	735	1,389	1,106
Total revenues	317,552	276,729	238,224	235,938	238,527

Cost of revenue:
Cost of product sales	262,859	227,167	201,466	198,369	197,288
Cost of service revenue	2,555	2,867	2,992	3,289	3,011
Total cost of revenue	265,414	230,034	204,458	201,658	200,299

Gross profit	52,138	46,695	33,766	34,280	38,228

Operating costs and expenses:
Research and development	9,625	9,275	4,361	3,665	3,251
Selling, general and administrative	26,515	24,608	17,698	18,017	19,801
Other operating expenses	1,421	4,780	3,725	—	—
Total operating costs and expenses	37,561	38,663	25,784	21,682	23,052

Operating profit	14,577	8,032	7,982	12,598	15,176

Dividend income	1,125	328	—	—	—
Interest income	180	430	834	1,306	2,219
Interest expense and other	(929)	(820)	(88)	(8)	(22)
Other income	5,331	472	—	―	―
Net income before taxes	20,284	8,442	8,728	13,896	17,373
Income tax expense	(7,185)	(4,181)	(4,262)	(5,611)	(3,354)
Consolidated net income	13,099	4,261	4,466	8,285	14,019
Non controlling interest	(403)	(341)	(482)	(555)	(477)
Net income applicable to Common Stockholders	$12,696	$3,920	$3,984	$7,730	$13,542

Basic net income per share	$0.49	$0.15	$0.15	$0.30	$0.52
Diluted net income per share	$0.49	$0.15	$0.15	$0.29	$0.50

Shares used in per share computation:
Basic	25,849	26,397	26,382	26,202	26,069
Diluted	26,126	26,626	26,633	26,751	26,935

	May 27, 2012	May 29, 2011	May 30, 2010	May 31, 2009	May 25, 2008
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$22,177	$8,135	$27,817	$43,459	$44,396
Total assets	277,692	206,312	200,197	153,498	149,957
Long-term debt	47,317	19,830	23,770	—	—
Retained earnings (deficit)	29,822	17,126	13,206	9,222	1,492
Total stockholders’ equity	$149,742	$136,055	$130,784	$125,406	$114,466

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

Landec has four core businesses – Food Products Technology, Food Export, Hyaluronan-based Biomaterials and Technology Licensing.  The Food Products Technology segment combines the Company’s Intelimer packaging technology with Apio’s fresh-cut and whole produce business.  The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets.  The Hyaluronan-based Biomaterials business sells products utilizing hyaluronan in the ophthalmic, orthopedic and veterinary segments and also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Technology Licensing business includes our proprietary Intellicoat seed coating technology and our Intelimer polymer business that licenses and/or supplies products to companies such as Air Products and Nitta.  See "Business - Description of Core Business".

As of May 27, 2012, the Company’s retained earnings were $29.8 million.  The Company may incur losses in the future.  The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles   requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

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

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured.  Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Income.

Licensing revenue is recognized in accordance with prevailing accounting guidance.  Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectability is reasonably assured.  Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract.  Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999.  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  As of May 27, 2012, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.  The $4.8 million of goodwill in the Technology Licensing reporting unit was written off during the year ended May 29, 2011.

The Company tests its intangible assets for impairment at least annually, in accordance with accounting guidance.  Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.  When evaluating indefinite-lived intangible assets for impairment, the Company compares the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment, the Company first compares the fair value of the reporting unit to its carrying value to determine if there is an impairment loss.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach under accounting guidance is not required.

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 22, 2012 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

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

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits.  Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach is not used to value the Company’s reporting units (the “reporting units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

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

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting unit as of July 22, 2012 exceeded its net book value by 118% and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 24, 2011, the projected cash flow from operations for determining the DCF for fiscal year 2012 was $21.7 million for the Food Products Technology reporting unit.  The actual cash flow from operations for fiscal year 2012 was $19.4 million.  The difference of $2.3 million was primarily due to the timing of working capital changes.

The DCF associated with the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its net book value by 143%, and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 24, 2011, the projected cash flow from operations for determining the DCF for fiscal year 2012 was a negative $5.0 million (due to the projected earn out payment, see Note 2) for the HA-based Biomaterials reporting unit.  The actual cash flow from operations for fiscal year 2012 was a positive $5.6 million.  The difference of $10.6 million is primarily due to Lifecore paying the $10 million earn out payment in June 2012 after the fiscal year end for 2012.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change.  In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 27, 2012, the Company had a valuation allowance of $419,000 against deferred tax assets.

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

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model.   In addition, the accounting guidance requires the estimation of the expected forfeitures of stock-based awards at the time of grant.  As a result, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

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

As of May 27, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of GreenLine and its minority interest investment in Windset.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market and key inputs include yield curves and are categorized as Level 2 inputs.  During the year ended May 27, 2012, as a result of the Company refinancing Lifecore’s debt with BMO Harris and using those proceeds to extinguish the Wells Fargo Bank debt, the swap was no longer considered effective as a hedge.  As a result, the Company charged $347,000 to other income (expense) representing the market value of the swap at the date of the debt extinguishment.  Future changes in the value of the interest rate swap will be recorded as an increase or decrease to other income .  The interest rate swap liability is included in other non-current liabilities as of May 27, 2012 and May 29, 2011.

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2 to the Consolidated Financial Statements.

The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rate assumptions for income and expenses and the discount rate, and is therefore considered Level 3, as further discussed in Note 3 to the Consolidated Financial Statements.

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Recent Accounting Pronouncements

Recently Issued Pronouncements

Intangibles-Goodwill and Other

In September 2011, the FASB issued new guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.

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

Fair Value Measurement

In May 2011, the FASB issued new guidance which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The new guidance will become effective for the Company on December 1, 2012.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements, however, presentation of disclosures around fair value measurements will be expanded to conform to the requirements of the new guidance for all periods presented.

Disclosures about Offsetting Assets and Liabilities

In November 2011, the FASB issued new guidance which is effective for annual reporting periods beginning January 1, 2013.  This guidance amends the disclosure requirements around offsetting to enable users of the financial statements to understand the effect of those arrangements on its financial position.   Entities are required to disclose both gross and net information about the instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Results of Operations

Fiscal Year Ended May 27, 2012 Compared to Fiscal Year Ended May 29, 2011

Revenues (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Apio Value Added	$205,545	$172,683	19%
Apio Packaging	2,037	2,981	(32%)
Food Technology	207,582	175,664	18%
Apio Export	71,485	61,663	16%
Total Apio	279,067	237,327	18%
HA	34,283	32,505	5%
Technology Licensing	4,202	6,897	(39%)
Total Revenues	$317,552	$276,729	15%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels.  In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position.

The increase in Apio's value-added revenues for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the following factors: (1) a 11% increase in unit volume sales to existing customers resulting primarily from expanded product offerings, gaining additional distribution locations and growth in the fresh-cut vegetable category, (2) $9.1 million of revenues from GreenLine from the acquisition date of April 23, 2012 through the fiscal year ended May 27, 2012 and (3) a larger percentage of Apio's value-added revenues being generated from sales to club stores rather than retail grocery chains. These increases in revenue were partially offset by a product mix change in retail grocery chains to lower priced products from higher priced products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.  Commercial sales of membranes for avocados began in fiscal year 2011.

The decrease in Apio packaging revenues for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for packaged avocados as a result of Chiquita placing large initial orders of membranes during the first half of fiscal year 2011 to build inventory.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to a 11% increase in export unit volume sales due to a greater volume of fruit and vegetables being available to export and due to more favorable pricing for export products in fiscal year 2012 compared to fiscal year 2011.

HA-based Biomaterials

Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented nearly 65% of Lifecore’s revenues in fiscal year 2012, (2) Orthopedic, which represented nearly 20% of Lifecore’s revenues in fiscal year 2012 and (3) Veterinary/Other.  The increase in revenues for Lifecore is due to an increase in sales to existing customers.

Technology Licensing

Technology Licensing revenues consisted of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Technology Licensing revenues for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the termination of the Monsanto Agreement (see Note 4 to the Consolidated Financial Statements) at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for the Technology Licensing business from Monsanto had been $1.35 million per quarter prior to the termination.

Gross Profit (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Apio Value Added	$23,615	$16,564	43%
Apio Packaging	1,622	2,324	(30%)
Food Technology	25,237	18,888	34%
Apio Export	4,900	3,901	26%
Total Apio	30,137	22,789	32%
HA	17,994	17,231	4%
Technology Licensing	4,007	6,675	(40%)
Total Gross Profit	$52,138	$46,695	12%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the fiscal year ended May 27, 2012 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 19% increase in revenues and the decrease in costs of produce as compared to the costs associated with the weather related produce supply issues experienced during the November to February period of fiscal year 2011.

Apio Packaging

The decrease in Apio packaging gross profit for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to decreased sales of BreatheWay membranes to Chiquita for use for avocado applications as a result of Chiquita placing initial large orders of BreatheWay membranes during the first half of last year to build inventory.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-8% range.  The increase in gross profit for Apio’s export business during the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 16% increase in revenues and higher average margins on export sales due to a more favorable product mix in fiscal year 2012 compared to fiscal year 2011.

Hyaluronan-based Biomaterials

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.  The increase in Lifecore’s gross profit during the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 5% increase in revenues.

Technology Licensing

The decrease in Technology Licensing gross profit for the fiscal year ended May 27, 2012 compared to the same period of the prior year was primarily due to the termination of the Monsanto Agreement (see Note 4 to the Consolidated Financial Statements) at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for the Technology Licensing business from Monsanto had been $1.35 million per quarter prior to the termination.

Operating Expenses (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Research and Development:
Apio	$1,106	$1,023	8%
HA	4,671	4,272	9%
Technology Licensing	3,848	3,980	(3%)
Total R&D	$9,625	$9,275	4%

Selling, General and Administrative:
Apio	$14,776	$12,722	16%
HA	4,521	4,838	(7%)
Technology Licensing	428	419	2%
Corporate	6,790	6,629	2%
Total S,G&A	$26,515	$24,608	8%

Other operating expenses:
Apio	$871	$—	N/M
Technology Licensing	550	4,780	(88%)
Total Other Operating Expenses	$1,421	$4,780	(70%)

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

The increase in research and development expenses for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to increased payroll expenses from increased research and development efforts associated with new product development in our HA business.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to increased sales and marketing expenses at Apio.  Due to the increase in revenues, the Company experienced higher brokerage fees and due to Apio and the Company exceeding their revenue and operating income plan for fiscal year 2012, bonuses expenses were higher than the same period of last year.

Other Operating Expenses

Other operating expenses in fiscal year 2012 consisted primarily of expenses incurred as a result of the acquisition of GreenLine.  Other operating expenses in fiscal year 2011 consisted of an impairment charge from the write off of Landec Ag’s goodwill.

Non-operating income/(expense)  (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Dividend Income	$1,125	$328	243%
Interest Income	$180	$430	(58)%
Interest Expense	$(929)	$(820)	13%
Other Income	$5,331	$472	1029%
Income Taxes	$(7,185)	$(4,181)	72%
Non controlling Interest	$(403)	$(341)	18%

Dividend Income

The increase in dividend income was due to the receipt of a full year of dividends during fiscal year 2012 from the $15 million preferred stock investment in Windset (see Note 3 to the Consolidated Financial Statements).  The preferred stock yields a cash dividend of 7.5% annually.  The $328,000 for fiscal year 2011 represents dividends for the period February 15, 2011 through May 29, 2011.

Interest Income

The decrease in interest income for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to lower cash balances reflecting our use of cash to purchase GreenLine, to purchase our minority investment in Windset and to purchase the Company’s common stock on the open market.  Interest income was further negatively impacted by lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the fiscal year ended May 27, 2012 compared to the same period last year was due to interest on the debt incurred in the acquisition of GreenLine and expensing of $120,000 in loan origination fees as a result of paying off the Wells Fargo credit facility.  These increases were partially offset by decreases in interest expenses at Lifecore due to paying down its debt by $4.3 million during fiscal year 2012.

Other Income

Other income consists primarily of a $5.8 million increase in the fair market value of our Windset investment (see Note 3 to the Consolidated Financial Statements), partially offset by a $160,000 expense related to the amortization of the discount on Lifecore’s earn out obligation and $347,000 in expense associated with the interest rate swap with Wells Fargo (see Note 9 to the Consolidated Financial Statements).

Income Taxes

The increase in the income tax expense in fiscal year 2012 compared to fiscal years 2011 is due to a 240% increase in income before taxes partially offset by a decrease in the Company’s effective tax rate to 36% in fiscal year 2012 down from 52% in fiscal year 2011.  The effective tax rates for fiscal year 2012 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and non-deductible acquisition related expenses.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest for the fiscal year ended May 27, 2012 compared to the same periods last year was not significant.

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

Apio's value-added revenues for the fiscal year ended May 29, 2011 were unchanged compared to the fiscal year ended May 30, 2010.  This was primarily due to increased unit sales volumes related to new product introductions which increased unit sales volumes by 1% and from a larger percentage of Apio's value-added revenues being generated from sales to club stores rather than retail grocery chains. These increases in revenue were virtually completely offset by less promotional activity in Apio’s value-added business which reduced unit sales volumes by 2% and due to Apio exiting business that would have resulted in less than acceptable gross profit margins which reduced unit sales volumes by another 2%.  On a net basis, Apio’s value added unit sales volumes decreased 3% in fiscal year 2011 compared to fiscal year 2010.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology and during fiscal year 2011 the addition of a second application for avocados.

The increase in Apio packaging revenues for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to the sale of BreatheWay membranes for packaged avocados to Chiquita.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

 The increase in revenues in Apio’s export business for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to an 8% increase in export sales volumes as a result of an increased supply of fruit to export and due to more favorable pricing of fruit in fiscal year 2011 compared to fiscal year 2010.

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

The increase in technology licensing revenues for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was not significant to consolidated Landec revenues.

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

Apio Value-Added

The decrease in gross profit for Apio’s value-added specialty packaging vegetable business for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to shortages of produce resulting from cold and wet weather in California during the Company’s third and fourth fiscal quarters of fiscal year 2011 which reduced gross profit by approximately $5.0 million.  These decreases were partially offset by a year over year mix change to greater sales of higher margin tray products from lower margin products and fewer promotions on bag products compared to the same period last year.

Apio Packaging

The increase in gross profit for Apio packaging for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was not significant to consolidated Landec gross profit.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 6-7% range.  Gross profit during the fiscal year ended May 29, 2011 was flat compared to the fiscal year ended May 30, 2010.  The 12% increase in revenues was higher than the growth in gross profits because of an unfavorable product mix changes to lower margin products which resulted in a lower gross margin during fiscal year 2011 of 6.3% compared to a gross margin of 7.1% in fiscal year 2010.

Hyaluronan-based Biomaterials

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.  For fiscal year 2011, Lifecore’s overall gross margin was 53% due to a favorable sales mix. Lifecore was acquired on April 30, 2010.

Technology Licensing

The increase in Technology Licensing gross profit for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was not significant to consolidated Landec gross profit.

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

The increase in research and development expenses for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to the research and development expenses from Lifecore and from an increase in scientific staff in our Technology Licensing business to support the development of new product applications.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in selling, general and administrative expenses for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to (1) the selling, general and administrative expenses for Lifecore, (2) a $472,000 increase in the share-based compensation expense as a result of option and RSU grants in May 2010 and (3) a $700,000 increase in accounting and tax fees associated with the initial audit of Lifecore and from several tax projects.

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

Non-operating income/(expense)  (in thousands):

	Fiscal Year ended May 29, 2011	Fiscal Year ended May 30, 2010		Change
Dividend Income	$328		$—	N/M
Interest Income	$430		$834	(48)%
Interest Expense	$(820)		$(88)	832%
Other Income	$472	$	―	N/M
Income Taxes	$(4,181)		$(4,262)	(2)%
Non controlling Interest	$(341)		$(482)	(29)%

Dividend Income

The increase in dividend income was due to dividends accrued from the $15 million preferred stock investment in Windset (see Note 3) which yields a cash dividend of 7.5% annually.  The $328,000 represents dividends for the period February 15, 2011 through May 29, 2011.

Interest Income

The decrease in interest income for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to having less cash to invest because of the cash used to acquire Lifecore and purchase our minority investment in Windset and from lower yields on investments due to declines in interest rates.

Interest Expense

The increase in interest expense during the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was primarily due to the interest expense on the credit facility entered into on April 30, 2010 in connection with the acquisition of Lifecore.

Other Income

The other income is for the $662,000 increase in the fair market value of our Windset investment partially offset by a $190,000 expense for the amortization of the discount on Lifecore’s earn out obligation.

Income Taxes

The decrease in the income tax expense in fiscal year 2011 compared to fiscal year 2010 is due to a 2% decrease in taxable income partially offset by an increase in the Company’s effective tax rate to 52% in fiscal year 2011 up from 51% in fiscal year 2010.  The effective tax rates for fiscal year 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the goodwill impairment charge.  In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest for the fiscal year ended May 29, 2011 compared to the fiscal year ended May 30, 2010 was not significant.

Liquidity and Capital Resources

As of May 27, 2012, the Company had cash and cash equivalents of $22.2 million, a net increase of $14.1 million from $8.1 million at May 29, 2011.

Cash Flow from Operating Activities

Landec generated $22.2 million of cash flow from operating activities during the fiscal year ended May 27, 2012 compared to $14.5 million during the fiscal year ended May 29, 2011.  The primary sources of cash from operating activities during fiscal year 2012 were $13.1 million of net income and non-cash related expenses, excluding the tax benefit from stock-based compensation, of $5.0 million and from a net increase of $4.1 million in working capital.  The primary factors which increased working capital during fiscal year 2012 were (a) a $3.6 million decrease in prepaid expenses and other current assets primarily as a result of the $4.0 million termination payment made by Monsanto in November 2011 (see Note 4 to the Consolidated Financial Statements) (b) a $2.7 million increase in accrued compensation due primarily to accruing bonuses at both Corporate and Apio which were not accrued last year and (c) a $3.4 million increase in other accrued liabilities due primarily to recording the $3.9 million earn out liability associated with the acquisition of GreenLine.  The primary factors which decreased working capital during fiscal year 2012 were (a) a $3.2 million increase in trade accounts receivable primarily due to a $2.5 million increase in receivables at Lifecore as a result of revenues for May 2012 being $2.4 million higher than May 2011 and a $700,000 increase at Apio, excluding GreenLine, as a result of revenues for May 2012 being $2.4 million higher than May 2011 and (b) a $2.5 million decrease in deferred revenue due primarily to the deferred license fees associated with the Monsanto Agreement.

Cash Flow from Investing Activities

Net cash used in investing activities for the fiscal year ended May 27, 2012 was $44.1 million compared to net cash used in investing activities of $29.4 million for the same period last year.  The primary uses of cash in investing activities during fiscal year 2012 were for (a) the acquisition of GreenLine for $66.8 million, (b) the purchase of $5.4 million of property, plant and equipment primarily for the further expansion of Apio’s value-added processing facility and the further automation of Apio’s value-added processing facility and facility modifications and equipment purchased at Lifecore to support business growth.  This was partially offset by uses of cash related to the net maturities and sales of $28.1 million of marketable securities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the fiscal year ended May 27, 2012 was $35.9 million compared to net cash used in financing activities of $4.8 million for the same period last year.  The cash provided by financing activities during fiscal year 2012 was primarily from the issuance of $31.8 million of long-term debt and $12.8 million from borrowings under Apio’s line of credit, and the tax benefit from stock-based compensation of $4.1 million.  These increases were partially offset by $5.4 million of debt payments, the repurchase of $5.0 million of the Company’s outstanding Common Stock and $1.3 million of loan origination fees.

Capital Expenditures

During the fiscal year ended May 27, 2012, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment to support the further automation of Apio’s value- added processing facility and facility modifications and equipment purchased at Lifecore to support business growth.  These expenditures represented the majority of the $5.4 million of capital expenditures.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 8 to the Consolidated Financial Statements).  The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Lifecore’s facility in Chaska, Minnesota.   In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%.

On April 23, 2012 in connection with the acquisition of GreenLine, Apio entered into three loan agreements with General Electric Capital Corporation and/or its affiliates (“GE Capital”), (collectively the “Apio Loan Agreements”):

(1)
A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At May 27, 2012, Apio had $11.7 million outstanding under its revolving line of credit.

(2)	A $12.7 million capital equipment loan which matures in seven years payable in monthly principal and interest payments of $175,356 with interest based on a fixed rate of 4.39% per annum.

(3)
A $19.1 million real estate loan, $1.2 million of which is due on April 23, 2013 and the remainder maturing  in ten years.  The real estate loan has a fifteen year amortization period due in monthly principal and interest payments of $141,962 with interest based on a fixed rate of 4.02% per annum.   The principal balance remaining at the end of the ten year term is due in one lump sum on April 23, 2022.

The obligations of Apio and the borrowers thereunder arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries.  The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased.  Landec is guarantying all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above.  Apio was in compliance with all financial covenants as of May 27, 2012.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances and with no unused fee (as of May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into an interest rate swap agreement with Wells Fargo that had the economic effect of modifying the variable interest obligations associated with the credit facility from Wells Fargo so that the interest payable was effectively fixed at a rate of 4.24% (see Note 9 to the Consolidated Financial Statements).  The swap with Wells Fargo, which expires on April 30, 2015, was not terminated upon the extinguishment of debt with Wells Fargo.  Beginning May 23, 2012, Lifecore pays Wells Fargo 2% per annum of the outstanding principal balance on the Term Loan until the swap is terminated by Lifecore or until it expires on April 30, 2015.  As a result of the extinguishment of debt with Wells Fargo, the swap is no longer an effective derivative instrument and therefore, the fair value of the swap was $347,000 at the time the debt was extinguished and was recorded as an other expense, and is included in other income in the Consolidated Statements of Income for the fiscal year ended May 27, 2012.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 27, 2012, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2013	2014	2015	2016	2017	Thereafter
Income taxes	$—	$—	$—	$—	$—	$—	$—
Debt principal payments	58,983	18,678	5,933	6,055	6,181	3,319	18,817
Interest payments	8,392	1,716	1,378	1,182	982	809	2,325
Operating leases	5,098	1,543	1,135	824	717	508	371
Capital leases	158	158	—	—	—	—	—
Purchase commitments	1,922	1,922	—	—	—	—	—
Total	$74,553	$24,017	$8,446	$8,061	$7,880	$4,636	$21,513

The income tax amounts above exclude liabilities associated with the accounting for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 10 in the Notes to Consolidated Financial Statements for further discussion.

The interest payment amounts above include: (1) the 4.37% fixed interest rate payments on the General Electric Capital Equipment Facility, (2) the 4.02% fixed interest rate payments on the General Electric Real Property Facility, (3) the estimated interest rate payment on the variable rate line of credit with General Electric based on the current 30-day LIBOR plus 2% or 2.24% for fiscal year 2013 as the Company plans to pay off the line of credit by fiscal year ended May 26, 2013, (4) the 2% fixed interest rate payments for the interest rate swap with Wells Fargo, (5) the estimated interest rate payment on the variable Term Loan with BMO Harris based on the four year historical average 30-day LIBOR plus 2% or 2.55% and (6) the estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 0.875% resulting in a estimated rate of 2.08%.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of May 27, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Our management has concluded that, as of May 27, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  We have excluded from our evaluation the internal control over financial reporting of GreenLine Holding Company (GreenLine), which we acquired on April 23, 2012, as discussed in Note 2 of Notes to Consolidated Financial Statements. Total revenues subject to GreenLine’s internal control over financial reporting represented $9.1 million of our consolidated total revenues for the fiscal year ended May 27, 2012. Total assets subject to GreenLine’s internal control over financial reporting represented $17.0 million and $9.2 million of our consolidated total and net assets respectively, as of May 27, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 27, 2012, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal controls over financial reporting did not include the internal controls of GreenLine Holding Company, which is included in the May 27, 2012 consolidated financial statements of Landec Corporation and constituted $17.0 million and $9.2 million of total and net assets, respectively, as of May 27, 2012 and $9.1 million of revenues, for the year then ended. Our audit of the internal controls of the financial statements of Landec Corporation also did not include an evaluation of internal controls over financial reporting of GreenLine Holding Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 27, 2012 and May 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2012 and our report dated August 8, 2012 expressed an unqualified opinion thereon.

                                                                                            /s/  ERNST & YOUNG LLP
San Francisco, California
August 8, 2012

Item 9B.  Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2012 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2012 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2012 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2012 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2012 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	57

	Consolidated Balance Sheets at May 27, 2012 and May 29, 2011	58

	Consolidated Statements of Income for the Years Ended May 27, 2012, May 29, 2011 and May 30, 2010	59

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 27, 2012, May 29, 2011 and May 30, 2010	60

	Consolidated Statements of Cash Flows for the Years Ended May 27, 2012, May 29, 2011 and May 30, 2010	61

	Notes to Consolidated Financial Statements	62

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

3.	Index of Exhibits	91

	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 27, 2012 and May 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 27, 2012 and May 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 27, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 27, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2012 expressed an unqualified opinion thereon.

                                                                                            /s/  ERNST & YOUNG LLP

San Francisco, California
August 8, 2012

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 27, 2012	May 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,177	$8,135
Marketable securities	—	28,124
Accounts receivable, less allowance for doubtful accounts of $512 and $342 at May 27, 2012 and May 29, 2011, respectively	31,951	21,653
Accounts receivable, related party	323	453
Income taxes receivable	47	571
Inventories, net	22,011	20,161
Deferred taxes	2,076	542
Prepaid expenses and other current assets	2,578	5,987
Total current assets	81,163	85,626

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	21,500	15,662
Property and equipment, net	63,495	51,779
Goodwill, net	49,620	36,462
Trademarks/ trade names, net	48,428	12,428
Customer relationships, net	10,557	3,366
Other assets	2,136	196
Total Assets	$277,692	$206,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,644	$16,747
Related party payables	776	300
Accrued compensation	5,782	3,080
Other accrued liabilities	18,642	3,581
Deferred revenue	162	2,657
Lines of credit	11,666	—
Current portion of long-term debt	7,012	4,330
Total current liabilities	66,684	30,695

Long-term debt	40,305	15,500
Deferred taxes	18,037	11,338
Other non-current liabilities	1,108	11,053
Total liabilities	126,134	68,586
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,644,580 and 26,405,799 shares issued and outstanding at May 27, 2012 and May 29, 2011, respectively	26	27
Additional paid-in capital	119,894	119,169
Accumulated other comprehensive loss	—	(267)
Retained earnings	29,822	17,126
Total stockholders’ equity	149,742	136,055
Non-controlling interest	1,816	1,671
Total Equity	151,558	137,726
Total Liabilities and Stockholders’ Equity	$277,692	$206,312

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended May 27, 2012	Year Ended May 29, 2011	Year Ended May 30, 2010

Revenues:
Product sales	$310,272	$267,121	$228,390
Services revenue, related party	3,138	3,391	3,699
License fees	2,700	5,400	5,400
Research, development and royalty revenues	1,442	817	735
Total revenues	317,552	276,729	238,224

Cost of revenue:
Cost of product sales	257,213	223,613	198,075
Cost of product sales, related party	5,646	3,554	3,391
Cost of services revenue	2,555	2,867	2,992
Total cost of revenue	265,414	230,034	204,458

Gross profit	52,138	46,695	33,766

Operating costs and expenses:
Research and development	9,625	9,275	4,361
Selling, general and administrative	26,515	24,608	17,698
Other operating expenses	1,421	4,780	3,725
Total operating costs and expenses	37,561	38,663	25,784

Operating income	14,577	8,032	7,982

Dividend income	1,125	328	—
Interest income	180	430	834
Interest expense	(929)	(820)	(88)
Other income	5,331	472	—
Net income before taxes	20,284	8,442	8,728
Income tax expense	(7,185)	(4,181)	(4,262)
Consolidated net income	13,099	4,261	4,466
Non controlling interest	(403)	(341)	(482)
Net Income applicable to Common Stockholders	$12,696	$3,920	$3,984

Basic net income per share	$0.49	$0.15	$0.15
Diluted net income per share	$0.49	$0.15	$0.15

Shares used in per share computation:
Basic	25,849	26,397	26,382
Diluted	26,126	26,626	26,633

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Other Comprehensive	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	(Deficit)	Loss	Equity	interest
Balance at May 31, 2009	26,326,889	$26	$116,158	$9,222	―	$125,406	$1,790
Issuance of common stock at $1.89 to $6.75 per share, net of taxes paid by Landec on behalf of employees	121,442	1	378	—	―	379	—
Issuance of common stock for vested restricted stock units	41,928	—	―	—	―	—	—
Taxes paid by Company for stock swaps and RSUs	―	―	(339)	—	―	(339)	—
Stock-based compensation	—	—	1,016	—	―	1,016	—
Tax benefit from stock-based compensation expense	—	—	517	—	―	517	—
Non-controlling interest	—	—	—	—	—	—	482
Payments to non-controlling interest	—	—	—	—	—	—	(581)
Net income and comprehensive loss	—	—	—	3,984	(179)	3,805	—
Balance at May 30, 2010	26,490,259	27	117,730	13,206	(179)	130,784	1,691
Issuance of common stock at $3.38 to $3.80 per share, net of taxes paid by Landec on behalf of employees	91,091	—	126	—	―	126	—
Issuance of common stock for vested restricted stock units	40,133	—	―	—	―	—	—
Common stock repurchased on the open market	(215,684)	—	(1,184)	—	—	(1,184)	—
Taxes paid by Company for stock swaps and RSUs	―	―	(218)	—	―	(218)	—
Stock-based compensation	—	—	1,951	—	―	1,951	—
Tax benefit from stock-based compensation expense	—	—	764	—	―	764	—
Non-controlling interest	—	—	—	—	—	—	341
Payments to non-controlling interest	—	—	—	—	—	—	(361)
Net income and comprehensive loss	—	—	—	3,920	(88)	3,832	—
Balance at May 29, 2011	26,405,799	27	119,169	17,126	(267)	136,055	1,671
Issuance of common stock at $2.55 to $6.95 per share, net of taxes paid by Landec on behalf of employees	72,572	—	61	—	―	61	—
Issuance of common stock for vested restricted stock units	83,453	—	―	—	―	—	—
Common stock repurchased on the open market	(917,244)	(1)	(5,005)	—	—	(5,006)	—
Taxes paid by Company for stock swaps and RSUs	―	―	(260)	—	―	(260)	—
Stock-based compensation	—	—	1,872	—	―	1,872	—
Tax benefit from stock-based compensation expense	—	—	4,057	—	―	4,057	—
Non-controlling interest	—	—	—	—	—	—	403
Payments to non-controlling interest	—	—	—	—	—	—	(258)
Net and comprehensive income	—	—	—	12,696	267	12,963	—
Balance at May 27, 2012	25,644,580	$26	$119,894	$29,822	$—	$149,742	$1,816

See accompanying notes

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	May 27,	May 29,	May 30,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$13,099	$4,261	$4,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,621	5,313	3,364
Stock-based compensation expense	1,872	1,951	1,016
Deferred taxes	3,283	3,257	3,248
Change in investment in non-public company (fair market value)	(5,838)	(662)	―
Increase in long-term receivable	―	(800)	(800)
Tax benefit from stock based compensation	(4,057)	(764)	(517)
Net loss on disposal of property and equipment	12	26	―
Impairment charges	―	4,780	1,000
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,246)	(3,016)	(1,506)
Accounts receivable, related party	130	276	(97)
Income taxes receivable	4,581	878	(764)
Inventories, net	(441)	(4,054)	(1,269)
Issuance of notes and advances receivable	(3,699)	(3,073)	(3,030)
Collection of notes and advances receivable	3,704	3,314	2,975
Prepaid expenses and other current assets	3,588	602	(1,172)
Accounts payable	(544)	2,393	957
Related party accounts payable	476	(49)	50
Income taxes payable	—	—	1,162
Accrued compensation	2,701	1,038	(264)
Other accrued liabilities	3,434	532	703
Deferred revenue	(2,495)	(1,734)	(2,039)
Net cash provided by operating activities	22,181	14,469	7,483

Cash flows from investing activities:
Purchases of property and equipment	(5,371)	(6,684)	(5,192)
Acquisition of Lifecore, net of cash acquired (Note 2)	—	—	(39,682)
Acquisition of GreenLine (Note 2)	(66,826)	—	—
Purchase of marketable securities	(30,723)	(59,833)	(67,433)
Proceeds from maturities of marketable securities	31,104	24,843	59,970
Proceeds from sales of marketable securities	27,743	27,287	9,540
Investment in non-public company (fair market value)	—	(15,000)	—
Net cash used in investing activities	(44,073)	(29,387)	(42,797)

Cash flows from financing activities:
Repurchase of outstanding common stock	(5,006)	(1,184)	—
Proceeds from sale of common stock	61	126	379
Taxes paid by Company for stock swaps and RSUs	(260)	(218)	(339)
Tax benefit from stock-based compensation expense	4,057	764	517
Net change in other assets/liabilities	(1,813)	49	—
Proceeds from long term debt	31,816	—	20,000
Proceeds from lines of credit	12,766	—	—
Payments on long term debt	(4,329)	(3,940)	(387)
Payments on lines of credit	(1,100)	—	—
Payments to non controlling interest	(258)	(361)	(498)
Net cash provided by (used in) financing activities	35,934	(4,764)	19,672
Net increase (decrease) in cash and cash equivalents	14,042	(19,682)	(15,642)
Cash and cash equivalents at beginning of year	8,135	27,817	43,459
Cash and cash equivalents at end of year	$22,177	$8,135	$27,817
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$952	$761	$88
Cash paid during the period for income taxes	$246	$146	$652

Supplemental schedule of noncash operating and financing activities:
Long-term receivable from Monsanto	$—	$800	$800
Accrued non controlling interest distribution	$—	$—	$250
Impairment charges	$—	$4,780	$1,000

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary, HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, and Intellicoat® coated seed products through its Landec Ag LLC (“Landec Ag”) subsidiary.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period.  The actual results may differ from management’s estimates.

Concentrations of Risk

Cash and cash equivalents, marketable securities, trade accounts receivable, grower advances and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk.  Our Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government.  The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited.  Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations.  A valuation allowance is provided for known and anticipated credit losses.  The recorded amounts for these financial instruments approximate their fair value.

Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer® polymers, substrate materials for our breathable membrane products and raw materials for our HA products.

During the fiscal year ended May 27, 2012, sales to the Company’s top five customers accounted for approximately 45% of total revenue with the top customer from the Food Products Technology segment accounting for approximately 17% of total revenues.  In addition, approximately 36% of the Company’s total revenues were derived from product sales to international customers, one of whom individually accounted for more than 5% of total revenues.  As of May 27, 2012, the top customer from the Food Products Technology segment represented approximately 11% of total accounts receivable.

During the fiscal year ended May 29, 2011, sales to the Company’s top five customers accounted for approximately 44% of total revenue with the top customer from the Food Products Technology segment accounting for approximately 16% of total revenues.  In addition, approximately 38% of the Company’s total revenues were derived from product sales to international customers, two of whom individually accounted for more than 5% of total revenues.  As of May 29, 2011, the top customer from the Food Products Technology segment represented approximately 14% of total accounts receivable.

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

The Company regularly evaluates its long-lived assets for indicators of possible impairment.  On July 16, 2010, Aesthetic Science sold the rights to its Smartfil™ Injector System.  The Company evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the agreement, the Company has determined that its investment was other than temporarily impaired and therefore recorded an impairment loss of $1.0 million during the year ended May 30, 2010.

1.          Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments are primarily composed of marketable debt securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount closely approximates fair value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of May 27, 2012 and May 29, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, sales discounts and estimated losses resulting from the inability of its customers to make required payments.  The allowance for doubtful accounts is determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts.  The allowance for doubtful accounts is based on specific identification of past due amounts and a general reserve for accounts over 90-days past due.  The changes in the Company’s allowance for doubtful accounts are summarized in the following table (in thousands).

	Balance at beginning of period	Additions from acquisitions and additions from charges to costs and expenses	Deductions	Balance at end of period
Year ended May 30, 2010	$165	$68	$(44)	$189
Year ended May 29, 2011	$189	$209	$(56)	$342
Year ended May 27, 2012	$342	$248	$(78)	$512

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed or determinable, and collectability is reasonably assured.  Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Income.  Revenue recognition for produce generally occurs when the customer receives the product or at the time title passes to the customer.  Customers generally do not have the right to return product unless damaged or defective.   Net sales is comprised of gross sales reduced by customer returns and, consumer promotion allowances,

Licensing revenue is recognized in accordance with accounting guidance.  Initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectability is reasonably assured.  Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

Contract revenue for research and development (R&D) is recorded as earned, based on the performance requirements of the contract.  Non-refundable contract fees for which no further performance obligations exist, and

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred by Dole to ship product from the sourcing locations to the end consumer markets.

Other Accounting Policies and Disclosures

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents.  Cash equivalents consist mainly of certificate of deposits (CDs), money market funds and U.S. Treasuries.  The market value of cash equivalents approximates their historical cost given their short-term nature.

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views the funds within its portfolio as available for use in its current operations.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $0 and $21.5 million of its marketable securities and those due in one to two years represent the remaining $0 and $6.6 million of the Company’s marketable securities as of May 27, 2012 and May 29, 2011, respectively.  Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the fiscal years ended May 27, 2012 and May 29, 2011.  During fiscal years 2012 and 2011, the Company received proceeds of $27.7 million and $27.3 million, respectively, from the sale of marketable securities.  The cost of securities sold is based on the specific identification method.

Inventories

           Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 27, 2012 and May 29, 2011 inventories consisted of (in thousands):

	May 27, 2012	May 29, 2011
Finished goods	$9,406	$10,261
Raw materials	9,876	7,999
Work in progress	2,729	1,901
Inventories, net	$22,011	$20,161

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value.  The Company also provides a provision for slow moving and obsolete inventories.

Advertising Expense

             Advertising expenditures for the Company are expensed as incurred.  Advertising expense for the Company for fiscal years 2012, 2011 and 2010 was $406,000, $458,000 and $557,000, respectively.

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Notes and Advances Receivable

Apio makes advances to produce growers for crop and harvesting costs.  Notes and advances receivable related to operating activities are for the sourcing of crops for Apio’s business and notes and advances receivable related to investing activities are for financing transactions with third parties and there were no notes or advance at May 27, 2012.  Typically operating advances are paid off within the growing season (less than one year) from proceeds from the sale of harvested crops.  Advances not fully paid during the current growing season are converted to interest bearing obligations, evidenced by contracts and notes receivable.  These notes and advances receivable are secured by perfected liens on land and/or crops and have terms that range from six to twelve months.  Notes receivable are reviewed at least quarterly for collectability.  A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.

Related Party Transactions

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During fiscal years 2012, 2011 and 2010, the Company recognized revenues of $3.8 million, $4.1 million, and $4.6 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  The related receivable balances of $323,000 and $453,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 27, 2012 and May 29, 2011, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from the farm in which the Chairman of Apio has an ownership interest, Beachside, and Windset (see Note 3) for sale to third parties. During fiscal years 2012, 2011 and 2010, the Company recognized cost of product sales of $5.6 million, $3.6 million and $3.4 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  The related accounts payable of $776,000 and $300,000 are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of May 27, 2012 and May 29, 2011, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense.  Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally three to thirty years for buildings and leasehold improvements and three to seven years for furniture and fixtures, computers, capitalized software, capitalized leases, machinery, equipment and autos.  Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease.

The Company capitalizes software development costs for internal use in accordance with accounting guidance.  Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service.  The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years.  During fiscal years 2012 and 2011, the Company did not capitalize any software development costs.

Intangible Assets

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

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”).  Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  All intangible assets, including goodwill, associated with the acquisitions of Lifecore, Apio and GreenLine, were allocated to our HA-based Biomaterials reporting unit and our Food Products Technology reporting unit, respectively, based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit.  As of May 27, 2012, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

The Company tests its indefinite-lived intangible assets for impairment at least annually.  When evaluating indefinite-lived intangible assets for impairment the Company compares the fair value of the asset to its carrying value to determine if there is an impairment loss. When evaluating goodwill for impairment the Company first compares the fair value of the reporting unit to its carrying value to determine if there is an impairment loss.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach under accounting guidance is not required.  Application of the intangible assets impairment tests requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which require significant judgments and estimates.

The Company tested its indefinite-lived intangible assets and goodwill for impairment as of July 22, 2012 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date.  On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period.  The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value.  The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.  The market approach is not used to value the Food Products Technology and the HA-based Biomaterials reporting units (the “reporting units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s Reporting Units.

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

The DCF associated with the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each

1.             Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

year.  Management takes into account the historical trends of Apio and the industry categories in which Apio operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting units as of July 22, 2012 exceeded its net book value by 118% and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 24, 2011, the projected cash flow from operations for determining the DCF for fiscal year 2012 was $21.7 million for the Food Products Technology reporting unit.  The actual cash flow from operations for fiscal year 2012 was $19.4 million.  The difference of $2.3 million was primarily due to the timing of working capital changes.

The DCF associated with the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year.  Management takes into account the historical trends of Lifecore and the industry categories in which Lifecore operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed.  The Company updated its analysis of the fair value of the indefinite-lived intangible assets and goodwill as of its annual impairment analysis date, concluding that the fair value of the Hyaluronan-based Biomaterials reporting unit, as determined by the DCF approach, exceeded its net book value by 143%, and therefore, no intangible asset impairment was deemed to exist.  For the test performed as of July 24, 2011, the projected cash flow from operations for determining the DCF for fiscal year 2012 was a negative $5.0 million (due to the projected earn out payment, see Note 2) for the HA-based Biomaterials reporting unit.  The actual cash flow from operations for fiscal year 2012 was a positive $5.6 million.  The difference of $10.6 million is primarily due to Lifecore paying the $10 million earn out payment in June 2012 rather than in May 2012, as originally forecasted.

Investment in Non-Public Company

The Company’s investment in Aesthetic Science is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Science.

Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010.  As a result, Landec evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis.  Based on the terms of the agreement, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment loss of $1.0 million as of May 30, 2010, which is classified as part of other operating expenses in the Consolidated Statements of Income.  The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $793,000 at May 27, 2012 and May 29, 2011.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 27, 2012 and May 29, 2011.  The Company has elected to account for its investment in Windset under the fair value option (see Note 3).

Deferred Revenue

Cash received in advance of services performed (principally related to upfront license fees) are recorded as deferred revenue.  At May 27, 2012, $162,000 was recognized as advances from customers.  At May 29, 2011, $2.3 million was recognized as deferred license fee revenues and $357,000 as advances from customers.

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive loss and is reported as a component of stockholders’ equity.

Prior to May 23, 2012, the Company accounted for its interest rate swap as a cash flow hedge and included the fair market value of the swap in comprehensive loss.  As discussed in Note 9, on May 23, 2012, the Company extinguished its debt with Wells Fargo but did not terminate the swap.  As a result of extinguishing the debt, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense.  For the fiscal year ended May 29, 2011, the comprehensive loss from the unrealized loss on the interest rate swap, net of $159,000 of income taxes, was $267,000.  For the fiscal year ended May 30, 2010, the comprehensive loss from the unrealized loss on the interest rate swap, net of $105,000 of income taxes, was $179,000.

Non Controlling Interest

The Company reports all non controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non controlling interests.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership.  Apio Cooling is included in the consolidated financial statements of Landec for all periods presented.  The non-controlling interest balance of $1.8 million at May 27, 2012 and $1.7 million at May 29, 2011 is comprised of the limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 27, 2012, the Company had $419,000 valuation allowance against deferred tax assets.

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

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010
Numerator:
Net income applicable to Common Stockholders	$12,696	$3,920	$3,984
Denominator:
Weighted average shares for basic net income per share	25,849	26,397	26,382
Effect of dilutive securities:
Stock options and restricted stock units	277	229	251
Weighted average shares for diluted net income per share	26,126	26,626	26,633

Diluted net income per share	$0.49	$0.15	$0.15

Options to purchase 1,855,167, 2,032,867 and 1,016,239 shares of Common Stock at a weighted average exercise price of $6.72, $6.67 and $7.62 per share were outstanding during fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

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

During the fiscal year ended May 27, 2012, the Company recognized stock-based compensation expense of $1,872,000 which included $826,000 for restricted stock unit awards and $1,046,000 for stock option grants. During

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

the fiscal year ended May 29, 2011, the Company recognized stock-based compensation expense of $1,951,000 which included $857,000 for restricted stock unit awards and $1,094,000 for stock option grants.  During the fiscal year ended May 30, 2010, the Company recognized stock-based compensation expense of $1,016,000 which included $474,000 for restricted stock unit awards and $542,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010
Research and development	$530,000	$565,000	$185,000
Sales, general and administrative	1,342,000	1,386,000	831,000
Total stock-based compensation expense	$1,872,000	$1,951,000	$1,016,000

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

As of May 27, 2012, May 29, 2011 and May 30, 2010, the fair value of stock option grants was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011	Fiscal Year Ended May 30, 2010
Expected life (in years)	3.76	3.76	3.56
Risk-free interest rate	0.59%	1.16%	1.47%
Volatility	0.53	0.52	0.52
Dividend yield	0%	0%	0%

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010 was $2.65, $2.42 and $2.52 per share, respectively.  No stock options were granted above or below grant date market prices during the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010.

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

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

As of May 27, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of GreenLine and its minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and the discount rate, and is therefore, considered Level 3, as further discussed in Note 3.

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Recent Accounting Pronouncements

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

1.           Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Fair Value Measurement

In May 2011, the FASB issued new guidance which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The new guidance will become effective for the Company on December 1, 2012.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements, however, presentation of disclosures around fair value measurements will be expanded to conform to the requirements of the new guidance for all periods presented.

Disclosures about Offsetting Assets and Liabilities

In November 2011, the FSB issued new guidance which is effective for annual reporting periods beginning January 1, 2013.  This guidance amends the disclosure requirements around offsetting to enable users of the financial statements to understand the effect of those arrangements on its financial position.   Entities are required to disclose both gross and net information about the instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2.           Acquisitions

GreenLine Holding Company

On April 23, 2012 (the “GreenLine Acquisition Date”), Apio acquired all of the outstanding equity of GreenLine Holding Company (“GreenLine”) under a Stock Purchase Agreement (the “GreenLine Purchase Agreement”) in order to expand its product offerings and enter into new markets such a foodservice.  GreenLine, headquartered in Perrysburg, Ohio, was a privately-held company and is the leading processor and marketer of value-added, fresh-cut green beans in North America.  GreenLine has four processing plants one each in Ohio, Pennsylvania, Florida and California and distribution centers in New York and South Carolina.

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account to secure the indemnification rights of Landec with respect to certain matters, including breaches of representations, warranties and covenants.  In addition, the Company may be required to pay in cash up to an additional $7.0 million in earn out payments in the event that GreenLine achieves certain revenue targets during calendar year 2012.  The earn out is comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more.  The Company has performed an analysis of projected revenues for GreenLine  and has concluded that there is a more likely than not probability that GreenLine will meet, but not exceed, the initial revenue target and therefore, the Company has recorded $3.9 million, representing the present value of the fair market value of the expected earn out payment.

The operating results of GreenLine are included in the Company’s financial statements beginning April 23, 2012, in the Food Products Technology operating segment. Included in the Company’s results for the fiscal year 2012 was $9.1 million of GreenLine's net sales.

The following table provides unaudited pro forma results of operations of the Company for fiscal years 2012 and 2011 as if the acquisition of GreenLine had occurred as of the beginning of each of the fiscal periods presented.

2.             Acquisitions (continued)

The unaudited pro forma results include certain recurring purchase accounting adjustments such as depreciation and amortization expense on acquired tangible and intangible assets and assumed interest costs. However, unaudited pro forma results do not include certain transaction-related costs including the effect of a step-up of the value of acquired inventory, cost savings or other effects of potential integration of GreenLine. Accordingly, such results of operations are not necessarily indicative of the actual results as if the acquisition had occurred at the beginning of the dates indicated or that may result in the future.

	Year ended May 27, 2012	Year ended May 29, 2011
(in thousands)
Pro forma revenues	$401,766	$368,831
Pro forma net income	$14,324	$6,766
Basic net income per share	$0.55	$0.26
Diluted net income per share	$0.55	$0.25

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of GreenLine to reflect the adjustments to depreciation expense and amortization expense assuming the fair value adjustments to property and equipment and intangible assets had been applied on May 31, 2010 and the adjustments to interest expense on long-term debt entered into in conjunction with the acquisition as if the debt had been borrowed on May 31, 2010.  The proforma adjustments were tax affected at the Company’s effective tax rate for the periods presented.  For the fiscal year ended May 27, 2012, the proforma net income includes actual expenses at GreenLine incurred prior to the close of the acquisition of $2.7 million for writing-off a related party receivable and for direct acquisition related expenses, primarily professional services and legal expenses.

The acquisition date fair value of the total consideration transferred was $66.8 million, which consisted of the following (in thousands):

Cash	$62,900
Contingent consideration	3,926
Total	$66,826

The assets and liabilities of GreenLine were recorded at their respective estimated fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. Goodwill represents a substantial portion of the acquisition proceeds because of the workforce in-place at acquisition and because of GreenLine’s long history and future prospects. Management believes that there is further growth potential by extending GreenLine’s product lines into new channels, such as club stores.

The following table summarizes the estimated fair values of GreenLines assets acquired and liabilities assumed and related deferred income taxes, effective April 23, 2012, the date the Company obtained control of GreenLine (in thousands).

Accounts receivable, net	$7,057
Inventories, net	1,409
Property and equipment	11,669
Other tangible assets	306
Intangible assets	43,500
Total identifiable assets acquired	63,941
Accounts payable and other liabilities	(8,391)
Deferred taxes	(1,882)
Total liabilities assumed	(10,273)
Net identifiable assets acquired	53,668
Goodwill	13,158
Net assets acquired	$66,826

2.           Acquisitions (continued)

The Company used a combination of the market and cost approaches to estimate the fair values of the GreenLine assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.

Inventory

Inventory of $86,000 was recorded in the allocation of the purchase price based on the market value of the inventories less the estimated costs to sell the inventories.  During fiscal year 2012, all of the step up was charged to cost of product sales as the inventories were sold before fiscal year ended May 27, 2012.

Intangible Assets

The fair value of indefinite and finite-lived intangible assets was determined using a DCF model, under an income valuation methodology, based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year. Management takes into account the historical trends of GreenLine and the industry categories in which GreenLine operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from these intangibles were based on key assumptions such as estimates of revenues and operating profits related to the intangibles over their respective forecast periods. The resultant cash flows were then discounted using a rate the Company believes is appropriate given the inherent risks associated with each intangible asset and reflect market participant assumptions.

The Company identified two intangible assets in connection with the GreenLine acquisition: trade names and trademarks valued at $36.0 million, which is considered to be an indefinite life asset and therefore, will not be amortized; and customer base valued at $7.5 million with a thirteen year useful life. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the distributor method.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.2 million, which represents the goodwill amount resulting from the acquisition which can be attributable to GreenLine’s long history, future prospects and the expected operating synergies from combining GreenLine with our Apio fresh-cut, value-added vegetable business.  None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.  As of May 27, 2012, there have been no changes to the amount of goodwill initially recognized upon the acquisition of GreenLine.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of GreenLine, the Company may be required to pay up to an additional $7.0 million in earn out payments based on GreenLine achieving certain revenue targets in calendar year 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $3.9 million and is classified as a non-current liability in the Consolidated Balance Sheets as of May 27, 2012.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company expects to pay $4.0 million of the potential earn out during the third quarter of fiscal year 2013.

2.           Acquisitions (continued)

Deferred Tax Liabilities

The $1.9 million of net deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets and net operating losses that were assumed by the Company in the acquisition.

‘Acquisition-Related Transaction Costs

The Company recognized $1.4 million of acquisition-related expenses that were expensed in the year ended May 27, 2012 and are included in other operating expenses in the Consolidated Statements of Income for the year ended May 27, 2012.  These expenses included investment banker fees, legal, accounting  and tax service fees and appraisals fees.

Lifecore Biomedical, Inc.

On April 30, 2010, the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) under a Stock Purchase Agreement (“Lifecore Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of  products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

Under the Lifecore Purchase Agreement, the Company paid to the former Lifecore stockholder at closing $40.0 million in cash, which included $6.6 million held in an escrow account.  Half of the escrow or $3.3 million was released and paid to the former Lifecore shareholder in May 2011, the other half was released and paid to the former Lifecore shareholder in May 2012.  In addition to the cash consideration paid to the former shareholder of Lifecore, the Lifecore Purchase Agreement included an earn out payment of up to an additional $10.0 million based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  These revenue targets where achieved in calendar year 2011 and the $10.0 million earn out payment was paid by the Company to the former shareholder of Lifecore on May 29, 2012.

3.           Investments in non-public companies

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of May 27, 2012 and May 29, 2011.  No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement, the first dividend payment of $1.1 million was made in May 2012. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase

3.         Investments in non-public companies (continued)

price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

In accordance with accounting guidance, the investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders.  As the put and call options require the Purchased Shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.  The Company has adopted fair value option in the accounting for its investment in Windset effective on the acquisition date.  The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and the discount rate, and is therefore considered a Level 3 for fair value measurement purposes (see Note 1).  The Company believes that reporting its investment at fair value provides its investors with useful information on the performance of the Company’s investment and the anticipated appreciation in value as Windset expands its business.

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

During fiscal year 2012, the Company recorded and received in cash $1.1 million in dividend income and the Company recorded $5.8 million of income, which is included in other income in the Consolidated Statements of Income, from the increase in the fair market value of the Company’s investment in Windset for the twelve months ended May 27, 2012. From the close of the Windset Purchase Agreement on February 15, 2011 to May 29, 2011, the Company recorded $328,000 in dividend income and $662,000 from the increase in the fair market value of the Company’s investment in Windset.

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

Prior to the expiration of the Monsanto Agreement, Monsanto informed the Company that it intended to allow the Monsanto Agreement to expire in accordance with its terms on December 1, 2011 and therefore, Monsanto did not exercise its purchase option.  Upon termination, Monsanto paid Landec Ag a $4.0 million termination fee and all rights to the Intellicoat seed coating technology reverted to Landec.

For fiscal years 2012, 2011 and 2010, Landec recognized license revenues from the Monsanto Agreement of $2.7 million, $5.4 million and $5.4 million, respectively.

4.            License Agreements (continued)

Air Products

In March 2006, Landec entered into an exclusive license and research and development agreement with Air Products and Chemicals, Inc. (“Air Products”).  In accordance with the agreement, Landec receives 40% of the direct profit generated from the sale of products by Air Products occurring after April 1, 2007, that incorporate Landec’s Intelimer materials.

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

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of May 27, 2012, one product has been added to the agreement and the minimum payment of $150,000 for that product was received by the Company in April 2012.

5.           Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of
	Useful Life			May 27, 2012	May 29, 2011
Land and building	15	-	30	$51,993	$43,885
Leasehold improvements	3	-	20	1,103	1,082
Computer, capitalized software, machinery, equipment and auto	3	-	7	43,094	35,024
Furniture and fixtures	5	-	7	551	513
Construction in process				727	6
Gross property and equipment				97,468	80,510
Less accumulated depreciation and amortization				(33,973)	(28,731)
Net property and equipment				$63,495	$51,779

          Depreciation and amortization expense for property and equipment for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010 was $5.3 million, $5.0 million and $3.4 million, respectively.  Equipment under capital leases totaled $158,000 at May 27, 2012 and the related accumulated amortization as of May 27, 2012 was zero as these leases were assumed in the acquisition of GreenLine on April 23, 2012.  There were no capital leases as of May 29, 2011.  Amortization related to capitalized software was $136,000, $136,000 and $39,000 for fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010, respectively.  The unamortized computer software costs at May 27, 2012 and May 29, 2011 were $468,000 and $491,000, respectively.

6.            Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010 by reportable segment, are as follows (in thousands):

	Food Products Technology	Technology Licensing	Hyaluronan-based Biomaterials	Total

Balance as of May 31, 2009	$22,581	$4,780	$—	$27,361
Goodwill acquired during the period	—	—	13,793	13,793
Balance as of May 30, 2010	22,581	4,780	13,793	41,154
Goodwill acquired/reclassified during the period	—	—	88	88
Goodwill impaired during the period	—	(4,780)	—	(4,780)
Balance as of May 29, 2011	22,581	—	13,881	36,462
Goodwill acquired during the period	13,158	—	—	13,158
Balance as of May 27, 2012	$35,739	$—	$13,881	$49,620

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 31, 2009	$8,228	$—	$8,228
Acquired during the period	4,200	3,700	7,900
Amortization expense	—	(26)	(26)
Balance as of May 30, 2010	12,428	3,674	16,102
Amortization expense	—	(308)	(308)
Balance as of May 29, 2011	12,428	3,366	15,794
Acquired during the period	36,000	7,500	43,500
Amortization expense	—	(309)	(309)
Balance as of May 27, 2012	$48,428	$10,557	$58,985

Accumulated amortization as of May 27, 2012, May 29, 2011 and May 30, 2010 was $4.1 million, $3.8 million and $3.4 million, respectively.  Accumulated impairment losses through May 27, 2012 were $4.8 million.  Lifecore’s customer relationships amount of $3.7 million is being amortized over 12 years and GreenLine’s customer relationships amount of $7.5 million is being amortized over 13 years.  The amortization expense for the next five fiscal years will be $885,000 per year.

7.           Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 27, 2012 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 27, 2012, the Company had 2.8 million common shares reserved for future issuance under Landec equity incentive plans.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

7.            Stockholders’ Equity (continued)

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

On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective.  The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans.  Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2005 Plan.  The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights.  Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 27, 2012, 591,333 shares and options to purchase shares remain outstanding.  The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

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

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During fiscal year 2012, the Company repurchased on the open market 917,244 shares of its Common Stock for $5.0 million and retired those shares.  During fiscal year 2011, the Company repurchased on the open market 215,684 shares of its Common Stock for $1.2 million and retired those shares.

7.            Stockholders’ Equity (continued)

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding
	RSU’s and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 31, 2009	75,808	177,004	$7.88	1,932,541	$6.19
Additional shares reserved	1,900,000	―
Granted	(1,193,022)	307,272	$5.80	885,750	$5.78
Awarded/Exercised	—	(51,671)	$8.11	(190,962)	$4.32
Forfeited	—	(1,000)	$13.32	(1,000)	$13.32
Plan shares expired	―	—	—	(169,500)	$7.01
Terminated plan	(12,475)	―	―	―	―
Balance at May 30, 2010	770,311	431,605	$6.35	2,456,829	$6.13
Granted	(129,335)	32,335	$6.00	97,000	$6.00
Awarded/Exercised	—	(48,855)	$9.48	(217,076)	$3.46
Forfeited	—	—	—	(18,000)	$10.63
Balance at May 29, 2011	640,976	415,085	$5.96	2,318,753	$6.34
Granted	(191,333)	47,833	$6.67	143,500	$6.67
Awarded/Exercised	—	(111,252)	$6.36	(371,727)	$5.40
Forfeited	—	(3,500)	$5.84	(5,657)	$5.76
Plan shares expired	—	—	—	(38,437)	$8.23
Balance at May 27, 2012	449,643	348,166	$5.93	2,046,432	$6.50

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2012, 2011 and 2010, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2012, 2011 and 2010 were 326,954, 136,374 and 79,263 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities were approximately $290,000. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 27, 2012:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in years)
1.66	-	2.55	15,000	0.66	$2.25	$72,250	15,000	$2.25	$72,250
2.82	-	4.67	72,082	1.03	$3.49	$258,288	72,082	$3.49	$258,288
5.63	-	5.63	667,406	4.99	$5.63	$961,065	445,257	$5.63	$641,170
5.65	-	6.22	514,944	4.48	$6.16	$471,065	437,730	$6.17	$395,032
6.35	-	8.86	694,000	3.44	$7.17	$195,875	567,493	$7.29	$139,673
13.32	-	13.32	83,000	2.09	$13.32	$—	83,000	$13.32	$—
1.66	-	13.32	2,046,432	4.05	$6.50	$1,958,543	1,620,562	$6.62	$1,506,413

7.            Stockholders’ Equity (continued)

The weighted average remaining contractual life of options exercisable as of May 27, 2012 was 3.65 years.

At May 27, 2012 and May 29, 2011 options to purchase 1,620,562 and 1,588,187 shares of Landec’s Common Stock were vested, respectively.  No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.07 on May 25, 2012, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 27, 2012, was 1,311,156 shares.  The aggregate intrinsic value of stock options exercised during the fiscal year 2012 was $438,000.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 27, 2012:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 29, 2011	730,566	$2.69	415,085	$5.96
Granted	143,500	$2.65	47,833	$6.67
Vested/Awarded	(442,539)	$2.89	(111,252)	$6.36
Forfeited	(5,657)	$5.76	(3,500)	$5.84
Unvested at May 27, 2012	425,870	$2.43	348,166	$5.93

As of May 27, 2012, there was $1.9 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.8 years for stock options and 1.6 years for restricted stock awards.

8.           Debt

Long-term debt consists of the following (in thousands):

	May 27, 2012	May 29, 2011
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$17,957	$—
Real estate bridge loan agreement with GE Capital; due in monthly principal and interest payments of $8,902 with a lump sum final principal payment due on May 1, 2013 with interest based on a fixed rate of 4.02% per annum	1,200	—
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	12,660	—
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	12,000	—
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.42% and 0.40% at May 27, 2012 and May 29, 2011, respectively)	3,500	3,830
Credit agreement with Wells Fargo; due in monthly payments of $333,333 through April 30, 2015 with interest payable monthly at Libor plus 2% per annum	—	16,000
Total	47,317	19,830
Less current portion	(7,012)	(4,330)
Long-term portion	$40,305	$15,500

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

	GE RE Loans	GE Equipment	BMO Harris	IRB	Total
FY 2013	$2,091	$1,581	$3,000	$340	$7,012
FY 2014	928	1,651	3,000	355	5,934
FY 2015	966	1,725	3,000	365	6,056
FY 2016	1,005	1,801	3,000	375	6,181
FY 2017	1,047	1,882	—	390	3,319
Thereafter	13,120	4,020	—	1,675	18,815
Total	$19,157	$12,660	$12,000	$3,500	$47,317

In addition to entering into the GE real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At May 27, 2012, Apio had $11.7 million outstanding under its revolving line of credit.

8.           Debt (continued)

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries.  The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased.  The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the agreements.  Apio was in compliance with all financial covenants as of May 27, 2012.  Loan origination fees for the GE Debt Agreements were $1.3 million at May 27, 2012 and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances and with no unused fee (at May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.  Loan origination fees for the Lifecore Loan Agreements were $139,000 as of May 27, 2012 and are included in other assets in the Consolidated Balance Sheets.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 2).  The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%. The maturities on the IRBs are held in a sinking fund account, recorded in Other Current Assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

9.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 8, upon entering into the new Term Loan with BMO Harris the Company used the proceeds from that loan to

9.           Derivative Financial Instruments (continued)

pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense.  The fair value of the swap arrangement at May 27, 2012 of $347,000 is included in other accrued liabilities in the accompanying balance sheet.

10.          Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended	Year ended	Year ended
	May 27, 2012	May 29, 2011	May 30, 2010
Current:
Federal	$4,597	$881	$844
State	(586)	176	170
Foreign	56	—	—
Total	4,067	1,057	1,014
Deferred:
Federal	2,641	3,140	3,186
State	477	(16)	62
Total	3,118	3,124	3,248
Income tax expense	$7,185	$4,181	$4,262

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 27, 2012	Year Ended May 29, 2011	Year Ended May 30, 2010
Provision at U.S. statutory rate (1)	$6,958	$2,835	$2,886
State income taxes, net of federal benefit	451	213	217
Goodwill impairment charge	—	1,849	—
Change in valuation allowance	1	(7)	390
Tax-exempt interest	(40)	(115)	(209)
Tax credit carryforwards	(368)	(637)	(102)
Transaction Costs	322	—	982
Domestic Manufacturing Deduction	(208)	—	—
Other	69	43	98
Total	$7,185	$4,181	$4,262

(1) Statutory rate was 35% for fiscal years 2012, 2011 and 2010.

The increase in the income tax expense in fiscal year 2012 compared to fiscal year 2011 is due to a 187% increase in taxable income partially offset by a decrease in the Company’s effective tax rate to 36% down from 52% in fiscal year 2011, the increase in taxable income over prior year is attributable to a 140% increase in net income before taxes.  The decrease in the income tax expense in fiscal year 2011 compared to fiscal year 2010 is due to a 2% decrease in taxable income partially offset by an increase in the Company’s effective tax rate to 52% in fiscal year 2011 up from 51% in fiscal year 2010.

The effective tax rates for fiscal year 2012 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest, domestic manufacturing deduction and the benefit of federal and state research and development credits and accounting for transaction costs associated with the GreenLine acquisition in fiscal year 2012.  The effective tax rates for fiscal year 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the goodwill impairment charge.  In addition to the above, the Company was able to further reduce the effective tax rate for fiscal

10.          Income Taxes (continued)

year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit. The effective tax rates for the fiscal year 2010 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and accounting for transaction costs associated with the Lifecore acquisition in fiscal year 2010.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 27, 2012	May 29, 2011
Deferred tax assets:
Net operating loss carryforwards	$3,954	$6
Research and AMT credit carryforwards	328	892
Accruals and reserves, not currently deductible for tax	2,191	627
Stock-based compensation	981	837
Other	428	396
Gross deferred tax assets	7,882	2,758
Valuation allowance	(419)	(383)
Net deferred tax assets	7,463	2,375

Deferred tax liabilities:
Basis difference in trading securities	(2,510)	(253)
Depreciation and amortization	(5,575)	(4,293)
Goodwill and other indefinite life intangibles	(15,339)	(8,625)
Deferred tax liabilities	(23,424)	(13,171)

Net deferred tax (liabilities) assets	$(15,961)	$(10,796)

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $419,000 and $383,000 as of May 27, 2012 and May 29, 2011, respectively, should be recorded as a result of a book impairment loss on the Company’s investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future.  The valuation allowance increase of $36,000 from the prior year was due to a change in the Company’s apportionment.

As of May 27, 2012, the Company had federal, California and other state net operating loss carryforwards of approximately $9.3 million, $6.1 million and $12.2 million, respectively.  These losses expire in different periods through 2031, if not utilized.  Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $6.1 million of the gross California net operating loss as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.  The Company acquired additional net operating losses through the acquisition of GreenLine. Utilization of these acquired  net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

The Company also had federal and state research and development tax credits carryforwards of approximately $2.2 million and $800,000, respectively.  The research and development tax credit carryforwards expire in different periods through 2032 for federal purposes and have an unlimited carryforward period for state purposes.  The Company also has a federal therapeutic drug tax credit carryforward of $244,000 that will expire in 2030.  Furthermore, the Company has federal alternative minimum tax credits of approximately $900,000 that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record $3.3 million of the above Federal credit and $188,000 of the gross California credit will be recorded to additional paid in capital as and when such excess tax benefits are ultimately realized.

10.          Income Taxes (continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 27, 2012	May 29, 2011	May 30, 2010
Unrecognized tax benefits – beginning of the period	$760	$868	$619
Gross increases – tax positions in prior period	1	280	138
Gross decreases – tax positions in prior period	(1)	(310)	(203)
Gross increases – current-period tax positions	246	75	332
Settlements	—	—	(18)
Lapse of statute of limitations	(240)	(153)	—
Unrecognized tax benefits – end of the period	$766	$760	$868

The unrecognized tax benefits at May 27, 2012, May 29, 2011 and May 30, 2010 were $766,000, $760,000 and $868,000, of which $593,000, $601,000 and $708,000, respectively, will impact the effective tax rate.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The total amount of penalties and interest is not significant as of May 27, 2012. Additionally, the Company expects its unrecognized tax benefits related to the expiration of tax attributes to change by $8,000 within the next 12 months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 and later for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 1998 and later, none of which were individually material.

11.          Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2019.

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 27, 2012 are as follows (in thousands):

Amount
FY2013	$1,543
FY2014	1,210
FY2015	892
FY2016	717
FY2017	508
Thereafter	371
$5,241

Rent expense for operating leases, including month to month arrangements was $1.5 million for the fiscal year ended May 27, 2012, $1.2 million for the fiscal year ended May 29, 2011 and $1.5 million for the fiscal year ended May 30, 2010.

Capital Leases

Landec leases equipment under capital lease agreements with various terms and conditions, which expire at various dates through fiscal year 2013 and the minimum lease payment for 2013 is $158,000.

11.          Commitments and Contingencies (continued)

Employment Agreements

Landec has entered into employment agreements with certain key employees.  These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries.  The accrued incentive bonuses amounted to $1.6 million at May 27, 2012 and $347,000 at May 29, 2011.

Purchase Commitments

At May 27, 2012, the Company was committed to purchase $1.9 million of produce during fiscal year 2013 in accordance with contractual terms at market rates.  Payments of $8.7 million were made in fiscal year 2012 under these arrangements.

Loss Contingencies

As of May 27, 2012, the Company is not a party to any legal proceedings.

12.           Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds.    In June 2006, the Company amended the plan to increase the company match from 50% on the first 6% contributed by an employee to 67% on the first 6% contributed.  Participants are at all times fully vested in their contributions.  The Company's contribution vests annually over a four-year period at a rate of 25% per year.  The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan.  For the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010,  the Company contributed $789,000, $720,000 and $368,000, respectively, to the Landec Plan.

13.          Business Segment Reporting

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

13.          Business Segment Reporting (continued)

All of the assets of the Company are located within the United States of America.  The Company’s international sales were as follows (in millions):

	May 27, 2012	May 29, 2011	May 30, 2010
Taiwan	$22.7	$21.3	$20.3
Indonesia	$23.0	$20.2	$13.7
Canada	$20.8	$18.4	$15.5
Belgium	$15.6	$16.7	$0.3
Japan	$11.1	$8.4	$8.8
All Other Countries	$21.3	$18.8	$10.0

Operations by segment consisted of the following (in thousands):

Fiscal Year Ended May 27, 2012	Food Products Technology	Food Export	Hyaluronan-based Biomaterials	Technology Licensing	Corporate	TOTAL
Net sales	$207,582	$71,485	$34,283	$4,202	$—	$317,552
International sales	$20,528	$71,054	$22,904	$—	$—	$114,486
Gross profit	$25,237	$4,900	$17,994	$4,007	$—	$52,138
Net income (loss)	$17,527	$2,269	$7,672	$(269)	$(14,503)	$12,696
Identifiable assets	$169,541	$18,425	$81,927	$7,713	$86	$277,692
Depreciation and amortization	$3,191	$7	$2,242	$181	$—	$5,621
Capital expenditures	$2,498	$—	$2,798	$75	$—	$5,371
Dividend income	$1,125	$—	$—	$—	$—	$1,125
Interest income	$30	$—	$129	$—	$21	$180
Interest expense	$178	$—	$751	$—	$—	$929
Income tax expense	$—	$—	$—	$—	$7,185	$7,185

Fiscal Year Ended May 29, 2011
Net sales	$175,664	$61,663	$32,505	$6,897	$—	$276,729
International sales	$18,580	$61,214	$24,024	$—	$—	$103,818
Gross profit	$18,888	$3,901	$17,231	$6,675	$—	$46,695
Net income (loss)	$8,200	$1,617	$7,278	$(2,504)	$(10,671)	$3,920
Identifiable assets	$88,241	$16,320	$83,954	$7,527	$10,270	$206,312
Depreciation and amortization	$3,174	$8	$1,972	$159	$—	$5,313
Capital expenditures	$3,620	$—	$2,817	$247	$—	$6,684
Dividend income	$328	$—	$—	$—	$—	$328
Interest income	$129	$—	$164	$—	$137	$430
Interest expense	$2	$—	$818	$—	$—	$820
Income tax expense	$—	$—	$—	$—	$4,181	$4,181
Impairment charges	$—	$—	$—	$4,780	$—	$4,780

Fiscal Year Ended May 30, 2010
Net sales	$175,046	$54,926	$1,457	$6,795	$—	$238,224
International sales	$15,714	$52,319	$603	$—	$—	$68,636
Gross profit	$22,514	$3,906	$815	$6,531	$—	$33,766
Net income (loss)	$11,051	$1,789	$13	$2,647	$(11,516)	$3,984
Identifiable assets	$75,280	$13,979	$79,604	$11,848	$19,486	$200,197
Depreciation and amortization	$3,055	$8	$141	$160	$—	$3,364
Capital expenditures	$4,212	$—	$739	$241	$—	$5,192
Interest income	$223	$—	$8	$—	$603	$834
Interest expense	$12	$—	$76	$—	$—	$88
Income tax expense	$—	$—	$—	$—	$4,262	$4,262
Impairment charges	$—	$—	$—	$1,000	$—	$1,000

14.           Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2012, 2011 and 2010 (in thousands, except for per share amounts):

FY 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2012
Revenues	$73,301	$81,570	$80,064	$82,617	$317,552
Gross profit	$11,250	$13,010	$13,172	$14,706	$52,138
Net income	$1,812	$3,340	$4,765	$2,779	$12,696
Net income per basic share	$0.07	$0.13	$0.19	$0.11	$0.49
Net income per diluted share	$0.07	$0.13	$0.18	$0.11	$0.49

FY 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2011
Revenues	$64,953	$70,168	$73,508	$68,100	$276,729
Gross profit	$11,817	$11,855	$12,477	$10,546	$46,695
Net income (loss)	$2,304	$2,055	$2,298	$(2,737)	$3,920
Net income (loss) per basic share	$0.09	$0.08	$0.09	$(0.10)	$0.15
Net income (loss) per diluted share	$0.09	$0.08	$0.09	$(0.10)	$0.15

FY 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2010
Revenues	$60,943	$60,933	$58,133	$58,215	$238,224
Gross profit	$8,870	$7,417	$8,127	$9,352	$33,766
Net income (loss)	$2,184	$1,534	$1,734	$(1,468)	$3,984
Net income (loss) per basic share	$0.08	$0.06	$0.07	$(0.06)	$0.15
Net income (loss) per diluted share	$0.08	$0.06	$0.07	$(0.06)	$0.15

15.           Subsequent Events

Lifecore earn out payment

The Lifecore Purchase Agreement included an earn out payment of up to an additional $10.0 million based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  These revenue targets where achieved in calendar year 2011 and the $10.0 million earn out payment was paid by the Company to the former shareholder of Lifecore on May 29, 2012 (see Note 2).

Sale of Landec Ag

On June 24, 2012, Landec entered into three agreements with INCOTEC® Coating and Seed Technology Companies, a leading provider of seed and coating technology products and services to the seed industry.

In the first agreement, Landec sold its seed subsidiary, Landec Ag LLC, to INCOTEC Holding North America, Inc. for $600,000, which will result in a gain of approximately $90,000, a majority of which will be recognized over the life of the Pollinator Plus® license agreement.

In the second agreement, Landec entered into a seven-year exclusive technology license and polymer supply agreement with INCOTEC for the use of Landec’s Intellicoat® polymer seed coating technology for male inbred corn which is sold under the Pollinator Plus® label.  This license does not include the use of Intellicoat for the controlled release of an active ingredient for agricultural applications which will be retained by Landec.  Landec will be the exclusive supplier of Pollinator Plus polymer to INCOTEC during the term of the license agreement and Landec will receive a royalty equal to 20% of the revenues realized by INCOTEC from the sale of or sublicense of Pollinator Plus coatings during the first four years of the agreement and 10% for the last three years of the agreement.

In the third agreement, Landec entered into a five-year exclusive technology license and polymer supply agreement with INCOTEC for the joint development of new polymer and unique coatings for use in seed treatment formulations.  In this agreement, Landec will receive a value share which will be mutually agreed to by both parties prior to each application being developed.

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

10.9*
Employment Agreement between the Registrant and Gary T. Steele effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K dated February 15, 2012.

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

Exhibit Number:	Exhibit Title

10.13*	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.14*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

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

10.26
Stock Purchase Agreement by and among the Registrant, Lifecore Biomedical, Inc., Lifecore Biomedical, LLC and Warburg Pincus Private Equity IX, L.P., dated April 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

Exhibit Number:	Exhibit Title

10.27
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

10.29	Amendment No. 1 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated August 9, 2010.

10.30
Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

10.31
Amendment No. 2 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated September 14, 2010, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended August 29, 2010.

10.32
Share Purchase Agreement, dated February 15, 2011, by and between Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

10.33*	2013 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 20, 2012.

10.34
Stock Purchase Agreement by and among Apio, Inc., GreenLine Holding Company and 2003 Riverside Capital Appreciation Fund, L.P., dated April 23, 2012, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2012.

10.35
Loan agreements by and between the Registrant, Apio, Inc. and General Electric Capital Corporation dated April 23, 2012, incorporated herein by reference to Exhibits 10.1 through 10.9 to the Registrant’s Current Report on Form 8-K dated May 27, 2012.

10.36
Credit Agreement and Reimbursement Agreement by and between Lifecore Biomedical, LLC and BMO Harris Bank N.A. dated May 23, 2012, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated May 29, 2012.

21.1	Subsidiaries of the Registrant at May 27, 2012	State of Incorporation
	Landec Ag, LLC	Delaware
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

Exhibit Number:	Exhibit Title

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* **
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 8, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary T. Steele	President and Chief Executive Officer and Director
Gary T. Steele	(Principal Executive Officer)	August 8, 2012

/s/ Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer
Gregory S. Skinner	(Principal Financial and Accounting Officer)	August 8, 2012

/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 8, 2012

/s/ Robert Tobin
Robert Tobin	Director	August 8, 2012

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	August 8, 2012

/s/ Frederick Frank
Frederick Frank	Director	August 8, 2012

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 8, 2012

/s/ Steven Goldby
Steven Goldby	Director	August 8, 2012

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	August 8, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation