Form 10-Q
period 2012-08-26
LANDEC CORP \CA\
filed 2012-10-03
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 26, 2012, or

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
Yes                          No   X

As of September 21, 2012, there were 25,714,484 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 26, 2012

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)
	August 26, 2012	May 27, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$10,049	$22,177
Marketable securities	756	—
Accounts receivable, less allowance for doubtful accounts of $524 and $512 at August 26, 2012 and May 27, 2012, respectively	30,295	31,951
Accounts receivable, related party	268	323
Income taxes receivable	316	47
Inventories, net	23,543	22,011
Deferred taxes	2,076	2,076
Prepaid expenses and other current assets	2,838	2,578
Total Current Assets	70,141	81,163

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	22,896	21,500
Property and equipment, net	63,776	63,495
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	10,269	10,557
Other assets	2,037	2,136
Total Assets	$267,960	$277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,724	$22,644
Related party accounts payable	533	776
Accrued compensation	3,958	5,782
Other accrued liabilities	7,566	18,642
Deferred revenue	276	162
Lines of credit	7,500	11,666
Current portion of long-term debt	7,012	7,012
Total Current Liabilities	53,569	66,684

Long-term debt, less current portion	38,936	40,305
Deferred taxes	18,906	18,037
Other non-current liabilities	1,349	1,108
Total Liabilities	112,760	126,134
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,709,984 and 25,644,580 shares issued and outstanding at August 26, 2012 and May 27, 2012, respectively	26	26
Additional paid-in capital	120,900	119,894
Retained earnings	32,361	29,822
Total Stockholders’ Equity	153,287	149,742
Non controlling interest	1,913	1,816
Total Equity	155,200	151,558
Total Liabilities and Stockholders’ Equity	$267,960	$277,692
(1)  Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 26, 2012	August 28, 2011
Revenues:
Product sales	$101,303	$72,321
Services revenue, related party	771	980
Total revenues	102,074	73,301
Cost of revenue:
Cost of product sales	87,664	61,269
Cost of services revenue	647	782
Total cost of revenue	88,311	62,051
Gross profit	13,763	11,250
Operating costs and expenses:
Research and development	2,204	2,333
Selling, general and administrative	8,556	6,044
Total operating costs and expenses	10,760	8,377
Operating income	3,003	2,873
Dividend income	281	281
Interest income	26	76
Interest expense	(541)	(176)
Other income	1,359	9
Net income before taxes	4,128	3,063
Income tax expense	(1,492)	(1,110)
Consolidated net income	2,636	1,953
Non controlling interest	(97)	(141)
Net income applicable to Common Stockholders	2,539	1,812

Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.07

Shares used in per share computation
Basic	25,670	26,409
Diluted	26,212	26,687

Other comprehensive income, net of tax
Interest rate swap	—	(54)
Income tax benefit	—	20
Other comprehensive income, net of tax	—	(34)

Comprehensive income attributable to Common Shareholders	$2,539	$1,778

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three months Ended
	August 26, 2012	August 28, 2011
Cash flows from operating activities:
Consolidated net income	$2,636	$1,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,856	1,355
Stock-based compensation expense	348	441
Tax benefit from stock-based compensation expense	(505)	(1,280)
Increase in long-term receivable	—	(200)
Loss on disposal of property and equipment	180	—
Deferred taxes	869	(299)
Change in investment in non-public company (fair market value)	(1,396)	(52)
Changes in current assets and current liabilities:
Accounts receivable, net	1,656	1,293
Accounts receivable, related party	55	40
Income taxes receivable	236	1,329
Inventories, net	(1,532)	533
Issuance of notes and advances receivable	—	(752)
Collection of notes and advances receivable	—	5
Prepaid expenses and other current assets	(260)	195
Accounts payable	4,080	1,413
Related party accounts payable	(243)	71
Accrued compensation	(1,824)	(456)
Other accrued liabilities	(1,435)	276
Deferred revenue	364	(1,507)
Net cash provided by operating activities	5,085	4,358

Cash flows from investing activities:
Purchases of property and equipment	(2,029)	(1,561)
Purchase of marketable securities	(756)	(18,163)
Proceeds from maturities of marketable securities	—	14,175
Net cash used in investing activities	(2,785)	(5,549)

Cash flows from financing activities:
Proceeds from sale of common stock	202	—
Taxes paid by Company for stock swaps and RSUs	(49)	(25)
Tax benefit from stock-based compensation expense	505	1,280
Earn out payment from Lifecore acquisition	(9,650)	—
Payments on long-term debt	(1,369)	(1,000)
Payments on lines of credit	(4,166)	—
Decrease in other assets	99	43
Net cash (used in) provided by financing activities	(14,428)	298
Net decrease in cash and cash equivalents	(12,128)	(893)
Cash and cash equivalents at beginning of period	22,177	8,135
Cash and cash equivalents at end of period	$10,049	$7,242

Supplemental schedule of noncash operating activities:
Long-term receivable from Monsanto	$—	$200
Unrealized (gain) loss from interest rate swap	$—	$34

See accompanying notes.

LANDEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.  The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage, upon which Landec has built its business.  The Company sells specialty packaged fresh-cut vegetables and whole produce to retailers and club stores, primarily in the United States, Asia and Canada, through its Apio, Inc. (“Apio”) subsidiary and HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 26, 2012 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

The results of operations for the three months ended August 26, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and is subject to change from period to period.  The actual results may differ from management’s estimates.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views the funds within its portfolio as available for use in its current operations.  The Company classifies all debt securities with readily determined market values as “available for sale”.  The contractual maturities of the Company's marketable securities that are due in less than one year represent $756,000 and $0 of its marketable securities as of August 26, 2012 and May 27, 2012, respectively.  The Company did not have any marketable securities with maturities greater than one year at August 26, 2012 or May 27, 2012.  Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three months ended August 26, 2012 and August 28, 2011.  During the three months ended August 26, 2012 and August 28, 2011, the Company did not sell any marketable securities.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivable and debt instruments.  For short-term instruments, the historical carrying amount approximates the fair value of the instrument.  The fair value of long-term debt and lines of credit approximates their carrying value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 26, 2012 or May 27, 2012.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Science Corporation is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Science.

Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010.  As a result, Landec evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis.  Based on the terms of the agreement, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment loss of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $793,000 at August 26, 2012 and May 27, 2012.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 26, 2012 and May 27, 2012.  The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years and trade names and goodwill with indefinite lives.

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company has elected the fair value option for its investment in a non-public company (see Note 4).  The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of August 26, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of GreenLine and its minority interest investment in Windset.

The fair value of the Company’s cash equivalents and marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its cash equivalents and marketable securities as Level 1.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as Level 2 inputs.

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2 to the Consolidated Financial Statements.

The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates.  As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment, as further discussed in Note 4.  The change in the fair market value of the Company’s investment in Windset for the three months ended August 26, 2012 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during that period.   In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 26, 2012			At May 27, 2012
Revenue growth rates	3%	to	10%	3%	to	24%
Expense growth rates	3%	to	8%	3%	to	18%
Income tax rates	8%	to	25%		25%
Discount rates	16%	to	27%	16%	to	27%

               The revenue growth, expense growth and income tax rate assumptions, consider the Company's best estimate of the trends in those items over the discount period.   The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium and the Company’s specific risk premium and then applies an additional discount for lack of marketability of the underlying securities.    The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Windset investment as of August 26, 2012
10% increase in revenue growth rates	$1,000
10% increase in expense growth rates	$(600)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(250)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 26, 2012 and May 27, 2012 (in thousands):

	Fair Value at August 26, 2012			Fair Value at May 27, 2012
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$756	$-	$-	$-	$-	$-
Investment in private company	-	-	22,896	-	-	21,500
Total	$756	$-	$22,896	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$3,956	$-	$-	$3,926
Interest rate swap	-	305	-	-	347	-
Total	$-	$305	$3,956	$-	$347	$3,926

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility.  We record pricing allowances, including discounts based on arrangements with customers, which we recognize in revenue as a reduction to both accounts receivable and net revenue.

When  a  sales  arrangement  contains  multiple  elements,  the  Company  allocates  revenue  to  each element based on a selling price hierarchy.  The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company then  recognizes  revenue  on  each  deliverable  in  accordance  with  its  policies  for  product  and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore,  uses  estimated  selling  prices  to  allocate  revenue  between  the  elements  of  the arrangement.

The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or future performance obligations or subject to customer-specific cancellation rights. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance  of  the  undelivered  product  or service  is  considered  probable  and  is  substantially controlled by the Company. The Company considers a deliverable to have stand-alone value if the product or service is sold separately by the Company or another vendor or could be resold by the customer.  Further, the  revenue  arrangements  generally  do  not  include a  general  right  of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue  recognition.  The  Company  allocates  the total  arrangement  consideration  to  each separable  element  of  an  arrangement  based  upon the  relative  selling  price  of  each  element. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling  price.  In  instances  where  the Company  has  not  established  fair  value  for  any undelivered  element,  revenue  for  all  elements  is deferred  until  delivery  of  the final element is completed and all recognition criteria are met.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

New Accounting Pronouncements

Intangibles-Goodwill and Other

In September 2011, the FASB issued new guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In December 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI.  The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted.  The  Company adopted this standard for the quarter ended August 26, 2012.

Fair Value Measurement

In May 2011, the FASB issued new guidance effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.   The  Company adopted this standard for the quarter ended August 26, 2012.

Disclosures about Offsetting Assets and Liabilities

In November 2011, the FASB issued new guidance effective for annual reporting periods beginning January 1, 2013.  This guidance amends the disclosure requirements around offsetting to enable users of the financial statements to understand the effect of those arrangements on its financial position.   Entities are required to disclose both gross and net information about the instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2.            Acquisitions

   GreenLine Holding Company

On April 23, 2012 (the “GreenLine Acquisition Date”), Apio acquired all of the outstanding equity of GreenLine Holding Company (“GreenLine”) pursuant to a Stock Purchase Agreement (the “GreenLine Purchase Agreement”) in order to expand its product offerings and enter into new markets such a foodservice.  GreenLine, headquartered in Perrysburg, Ohio, was a privately-held company and is the leading processor and marketer of value-added, fresh-cut green beans in North America.  GreenLine has four processing plants one each in Ohio, Pennsylvania, Florida and California and distribution centers in New York and South Carolina.

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account to secure Landec’s indemnification rights with respect to certain matters, including breaches of representations, warranties and covenants.  In addition, the Company may be required to pay in cash up to an additional $7.0 million in earn out payments in the event that GreenLine achieves certain revenue targets during calendar year 2012.  The earn out is comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more.  The Company has performed an analysis of projected revenues for GreenLine and has concluded that there is a reasonable probability that GreenLine will meet, but not exceed, the initial revenue target and therefore, the Company has recorded $3.9 million, representing the present value of the fair market value of the expected earn out payment.

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

The following table summarizes the estimated fair values of GreenLine’s assets acquired and liabilities assumed and related deferred income taxes, effective April 23, 2012, the date the Company obtained control of GreenLine (in thousands).

Accounts receivable, net	$7,057
Inventories, net	1,409
Property and equipment	11,669
Other tangible assets	306
Intangible assets	43,500
Total identifiable assets acquired	63,941
Accounts payable and other liabilities	(8,391)
Deferred taxes	(1,882)
Total liabilities assumed	(10,273)
Net identifiable assets acquired	53,668
Goodwill	13,158
Net assets acquired	$66,826

The Company used a combination of the market and cost approaches to estimate the fair values of the GreenLine assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.   No adjustments were made to the fair values of GreenLine assets acquired or liabilities assumed during the three months ended August 26, 2012.

Intangible Assets

The fair value of indefinite and finite-lived intangible assets was determined using a discounted cash flow model, under an income valuation methodology, based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 40% effective tax rate for each year.  Management takes into account the historical trends of GreenLine and the industry categories in which GreenLine operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection.  The Company believes that the level and timing of projected cash flows appropriately reflect market participant assumptions. The projected cash flows from these intangibles were based on key assumptions such as estimates of revenues and operating profits related to the intangibles over their respective forecast periods. The resultant cash flows were then discounted using a rate the Company believes is appropriate given the inherent risks associated with each intangible asset and reflect market participant assumptions.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.2 million, which represents the goodwill amount resulting from the acquisition which can be attributable to GreenLine’s long history, future prospects and the expected operating synergies from combining GreenLine with our Apio fresh-cut, value-added vegetable business.  None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.  As of August 26, 2012, there have been no changes to the amount of goodwill initially recognized upon the acquisition of GreenLine.

Liability for Contingent Consideration

In addition to the cash consideration paid to the former shareholder of GreenLine, the Company may be required to pay up to an additional $7.0 million in earn out payments based on GreenLine achieving certain revenue targets in calendar year 2012.  The fair value of the liability for the contingent consideration recognized on the acquisition date was $3.9 million and is classified as a non-current liability in the Consolidated Balance Sheets as of August 26, 2012 and May 27, 2012.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  If the revenue target for calendar 2012 is achieved, the Company will pay a minimum of $4.0 million of the earn out during the third quarter of fiscal year 2013.

Deferred Tax Liabilities

The $1.9 million of net deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets and net operating losses that were assumed by the Company in the acquisition.

Lifecore Biomedical, Inc.

On April 30, 2010, the Company acquired all of the common stock of Lifecore Biomedical, Inc. (“Lifecore”) pursuant to a Stock Purchase Agreement (“Lifecore Purchase Agreement”) in order to expand its product offerings and enter into new markets.  Lifecore was a privately-held hyaluronan-based biomaterials company located in Chaska, Minnesota.  Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

Under the Lifecore Purchase Agreement, the Company paid to the former Lifecore stockholder at closing $40.0 million in cash, which included $6.6 million held in an escrow account.  Half of the escrow or $3.3 million was released and paid to the former Lifecore shareholder in May 2011.  The other half was released and paid to the former Lifecore shareholder in May 2012.  In addition to the cash consideration paid to the former shareholder of Lifecore, the Lifecore Purchase Agreement included an earn out payment of up to an additional $10.0 million based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012.  These revenue targets were achieved in calendar year 2011 and the $10.0 million earn out payment was paid by the Company to the former shareholder of Lifecore on May 29, 2012.

3.            Sale of Landec Ag

On June 24, 2012, Landec entered into a stock purchase agreement and two licensing agreements (see Note 4) with INCOTEC® Coating and Seed Technology Companies (“INCOTEC”), a leading provider of seed and coating technology products and services to the seed industry.

In the stock purchase agreement, Landec sold its equity interest in its seed subsidiary, Landec Ag LLC, to INCOTEC for $600,000, which resulted in a gain of $400,000.  Under accounting guidance, because the stock purchase agreement was entered into at the same time the license agreements were consummated (a multiple element agreement), a portion of the gain, or $300,000 has been deferred and will be recognized as revenue monthly from the sale date over the seven year life of the Pollinator Plus® license agreement (see Note 5).   The remaining $100,000 of the gain was recognized during the three months ended August 26, 2012 and has been recorded as a reduction to selling, general and administrative expenses.

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of August 26, 2012 and May 27, 2012.  No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”).  The Company’s common shares represent a 20.1% interest in Windset.  The non-voting senior preferred shares yield a cash dividend of 7.5% annually.  The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement and the first dividend payment of $1.1 million was made in May 2012. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

In accordance with accounting guidance, the investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders.  As the put and call options require the Purchased Shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.  The Company has adopted fair value option in the accounting for its investment in Windset effective on the acquisition date.  The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates (see Note 1) and is therefore considered a Level 3 for fair value measurement purposes.  The Company believes that reporting its investment at fair value provides its investors with useful information on the performance of the Company’s investment and the anticipated appreciation in value as Windset expands its business.

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

During the three months ended August 26, 2012 and August 28, 2011, the Company recorded $281,000 in dividend income.  The change in the fair market value of the Company’s investment in Windset for the three months ended August 26, 2012 and August 28, 2011 was $1.4 million and $52,000, respectively, and is included in other income in the Consolidated Statements of Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 5).

5.            License Agreements

Monsanto

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto Company (“Monsanto”) for the use of Landec’s Intellicoat polymer seed coating technology.  On December 1, 2011, Monsanto terminated the Monsanto Agreement and paid the Company a $4 million termination fee and all rights to the Intellicoat seed coating technology reverted to Landec.

For the three months ended August 28, 2011, Landec recognized $1.35 million in license revenues from the Monsanto Agreement.

INCOTEC

In connection with the sale of Landec Ag to INCOTEC on June 24, 2012 (see Note 3), Landec entered into a seven-year exclusive technology license and polymer supply agreement with INCOTEC for the use of Landec’s Intellicoat® polymer seed coating technology for male inbred corn which is sold under the Pollinator Plus label.  This license does not include the use of Intellicoat for the controlled release of an active ingredient for agricultural applications which was retained by Landec.  Landec will be the exclusive supplier of Pollinator Plus polymer to INCOTEC during the term of the license agreement.  Landec will receive a royalty equal to 20% of the revenues realized by INCOTEC from the sale of or sublicense of Pollinator Plus coatings during the first four years of the agreement and 10% for the last three years of the agreement.

On June 24, 2012, Landec also entered into a five-year exclusive technology license and polymer supply agreement with INCOTEC for the joint development of new polymer and unique coatings for use in seed treatment formulations.  In this agreement, Landec will receive a value share which will be mutually agreed to by both parties prior to each application being developed.

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

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of August 26, 2012, one product has been added to the agreement.

6.            Stock-Based Compensation

In the three months ended August 26, 2012, the Company recognized stock-based compensation expense of $348,000 or $0.01 per basic and diluted share, which included $157,000 for restricted stock unit awards and $191,000 for stock option grants.  In the three months ended August 28, 2011, the Company recognized stock-based compensation expense of $441,000 or $0.02 per basic and diluted share, which included $202,000 for restricted stock unit awards and $239,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 26, 2012	Three Months Ended August 28, 2011
Research and development	$110,000	$124,000
Sales, general and administrative	238,000	317,000
Total stock-based compensation	$348,000	$441,000

As of August 26, 2012, there was $1.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans.  Total expense is expected to be recognized over the weighted-average period of 1.4 years for both stock options and restricted stock unit awards.

7.            Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended August 26, 2012	Three Months Ended August 28, 2011
Numerator:
Net income applicable to Common Stockholders	$2,539	$1,812

Denominator:
Weighted average shares for basic net income per share	25,670	26,409
Effect of dilutive securities:
Stock options and restricted stock units	542	278
Weighted average shares for diluted net income per share	26,212	26,687

Diluted net income per share	$0.10	$0.07

For the three months ended August 26, 2012 and August 28, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 277,489 shares and 1.8 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.            Income Taxes

The provision for income taxes for the three months ended August 26, 2012 was $1.5 million.  The effective tax rate for the three months ended August 26, 2012 was 37 percent, compared to 38 percent for the first quarter of fiscal year 2012. The effective tax rate for the three months ended August 26, 2012 differs from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of state research and development credits.

As of May 27, 2012, the Company had unrecognized tax benefits of approximately $766,000.  Included in the balance of unrecognized tax benefits as of May 27, 2012 is approximately $593,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company expects its unrecognized tax benefits to change by $8,000 within the next twelve months related to the expiration of tax attributes.

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 26, 2012 and May 27, 2012.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 and later for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 and later, none of which were individually significant.

9.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 26, 2012	May 27, 2012
Finished goods	$11,237	$9,406
Raw materials	9,160	9,876
Work in progress	3,146	2,729
Total	$23,543	$22,011

10.          Debt

 Long-term debt consists of the following (in thousands):
	August 26, 2012	May 27, 2012
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$17,738	$17,957
Real estate bridge loan agreement with GE Capital; due in monthly principal and interest payments of $8,902 with a lump sum final principal payment due on May 1, 2013 with interest based on a fixed rate of 4.02% per annum	1,185	1,200
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	12,275	12,660
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	11,250	12,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.33% and 0.42% at August 26, 2012 and May 27, 2012, respectively)	3,500	3,500
Total	45,948	47,317
Less current portion	(7,012)	(7,012)
Long-term portion	$38,936	$40,305

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit with GE Capital, with an interest rate of LIBOR plus 2%, with monthly availability based on the combination of the eligible accounts receivable and eligible inventory.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At August 26, 2012 and May 27, 2012, Apio had $7.5 million and $11.7 million, respectively, outstanding under its revolving line of credit.

Apio’s obligations under the the GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries.  The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased.  The GE Capital real estate and equipment loans are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement.  The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactionss; and (7) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of August 26, 2012.  Unamortized loan origination fees for the GE Debt Agreements were $1.3 million at both August 26, 2012 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances and with no unused fee (at August 26, 2012 and May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described below.

Lifecore’s obligations under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of August 26, 2012.  Unamortized loan origination fees for the Lifecore Loan Agreements were $188,000 and $139,000 as of August 26, 2012 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

On August 19, 2004, Lifecore issued IRBs.  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 2).  The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%. The maturities on the IRBs are held in a sinking fund account, recorded in Other Current Assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

11.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015, under its prior credit agreement with Wells Fargo.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the prior credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 10, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of August 26, 2012 and May 27, 2012 was $305,000 and $347,000, respectively, and is included in other non-current liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $42,000 during the three months ended August 26, 2012 is recorded in other income in the accompanying income statement.

12.          Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended August 26, 2012 and August 28, 2011, the Company recognized revenues of $1.0 million and $1.1 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  The related receivable balances of $268,000 and $323,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 26, 2012 and May 27, 2012, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties. During the three months ended August 26, 2012 and August 28, 2011, the Company recognized cost of product sales of $2.2 million and $1.3 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  The related accounts payable of $533,000 and $776,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of August 26, 2012 and May 27, 2012, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.          Stockholders’ Equity

During the three months ended August 26, 2012, the Company did not grant any options or restricted stock unit awards.

As of August 26, 2012 the Company has reserved 2.7 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During the three months ended August 26, 2012, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts)
August 26, 2012
Common Stock Shares
Balance at May 27, 2012	25,644,580
Stock options exercised, net of shares tendered	54,156
Vested restricted stock units, net of shares tendered	11,248
Balance at August 26, 2012	25,709,984

Common Stock
Balance at May 27, 2012	$26
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at August 26, 2012	$26

Additional Paid-in Capital
Balance at May 27, 2012	$119,894
Stock options exercised, net of shares tendered	202
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for RSUs vested	(49)
Stock-based compensation expense	348
Tax-benefit from stock based compensation expense	505
Common stock repurchased on the open market	—
Balance at August 26, 2012	$120,900

Retained Earnings
Balance at May 27, 2012	$29,822
Net income	2,539
Balance at August 26, 2012	$32,361

Non controlling Interest
Balance at May 27, 2012	$1,816
Non controlling interest in net income	97
Distributions to non controlling interest	-
Balance at August 26, 2012	$1,913

14.          Business Segment Reporting

The Company manages its business operations through three strategic business units.  Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  As a result of the sale of Landec Ag to INCOTEC and the termination of the Monsanto Agreement in fiscal year 2012, the Company has eliminated the Technology Licensing segment and combined the results of that business into the Corporate segment.  As a result of this change, the segment information for the three months ended August 28, 2011 has been reclassified to conform with the current year classification.  Corporate licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate also includes general and administrative expenses, non Food Products Technology and non HA-based Biomaterials interest income and Company-wide income tax expenses.  Beginning in the first quarter of fiscal year 2013, the Food Products Technology, the Food Export and the Hyaluronan-based Biomaterials segments include charges for corporate services and tax sharing allocated from the Corporate segment.  All of the assets of the Company are located within the United States of America.  The Company’s international sales were as follows (in millions):

	Three Months Ended
	August 26, 2012	August 28, 2011
Taiwan	$12.9	$9.4
Indonesia	$6.1	$7.4
Canada	$6.2	$5.2
Japan	$3.1	$2.5
Belgium	$3.0	$1.9
All Other Countries	$5.0	$3.7

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 26, 2012	Food Products Technology	________________ Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$68,631	$25,358	$7,973	$112	$102,074
International sales	$6,223	$25,311	$4,802	$—	$36,336
Gross profit	$9,942	$1,343	$2,366	$112	$13,763
Net income (loss)	$3,741	$309	$(312)	$(1,199)	$2,539
Depreciation and amortization	$1,236	$1	$583	$36	$1,856
Dividend Income	$281	$—	$—	$—	$281
Interest income	$1	$—	$25	$—	$26
Interest expense	$455	$—	$86	$—	$541
Income tax expense	$1,247	$103	$(104)	$246	$1,492

Three Months Ended August 28, 2011
Net sales	$43,363	$21,355	$7,121	$1,462	$73,301
International sales	$5,071	$21,310	$3,766	$—	$30,147
Gross profit	$6,059	$1,014	$2,715	$1,462	$11,250
Net income (loss)	$3,358	$297	$462	$(2,305)	$1,812
Depreciation and amortization	$780	$2	$528	$45	$1,355
Dividend Income	$281	$—	$—	$—	$281
Interest income	$8	$—	$47	$21	$76
Interest expense	$—	$—	$176	$—	$176
Income tax expense	$—	$—	$—	$1,110	$1,110

During the three months ended August 26, 2012 and August 28, 2011, sales to the Company’s top five customers accounted for 36% and 43%, respectively, of revenues with the Company’s top customer from the Food Products Technology segment accounting for 12% and 16% for the three months ended August 26, 2012 and August 28, 2011, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2012.  Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 27, 2012 filed with the Securities and Exchange Commission on August 8, 2012.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell polymer products for food and agricultural products, medical devices and licensed partner applications that incorporate Landec’s patented polymer technologies.  The Company has two proprietary polymer technology platforms:  1) Intelimer® polymers, and 2) Hyaluronan (“HA”) biopolymers.  The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage, upon which Landec has built its business.

Landec has three core businesses – Food Products Technology, Food Export and HA-based Biomaterials – each of which is described below.

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

Our wholly-owned subsidiary, Lifecore, operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.  Lifecore’s products are primarily sold to three medical segments: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary.  Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals.  Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade hyaluronan, and its aseptic filling capabilities to deliver HA finished goods to its customers.  Lifecore also manufactures and sells its own HA-based finished goods on a private label basis through third parties.  Lifecore is recognized in the medical segments as a premium supplier of HA.  Its name recognition allows Lifecore to acquire new customers and sell new products with a modest marketing and sales investment.

Landec also develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, temperature indicators, controlled release systems, drug delivery, pressure sensitive adhesives and personal care products.  These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues.  For example, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

Landec was incorporated on October 31, 1986.  We completed our initial public offering in 1996 and our Common Stock is listed on The NASDAQ Global Select Market under the symbol “LNDC.” Our principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025 and our telephone number is (650) 306-1650.

Description of Core Business

Landec participates in three core business segments:  Food Products Technology, Food Export and Hyaluronan-based Biomaterials.

Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay® membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the produce industry.  Landec’s proprietary BreatheWay packaging technology when combined with fresh-cut or whole produce results in packaged produce with increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle.  The resulting products are referred to as “value-added” products.  During the fiscal year ended May 27, 2012, Apio shipped nearly sixteen million cartons of produce to leading supermarket retailers, wholesalers, foodservice suppliers and club stores throughout the United States and internationally, primarily in Canada.

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

Reduced Farming Risks:  Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and selectively enters into joint ventures with growers for produce.  The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

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

Expanded Product Line Using Technology: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year.  These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs.  During the last twelve months, Apio, excluding the products acquired in the acquisition of GreenLine, has introduced six new products.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto Company (“Monsanto”), to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products are packaged in Landec’s proprietary BreatheWay packaging and a commercial sales agreement was entered into on June 12, 2012 and sales have recently started under Monsanto’s Beneforte® brand to retail grocery and Club store chains.

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

Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities.  Elements of Lifecore’s strategy include the following:

●          Establish strategic relationships with market leaders.  Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets.  Through its strong reputation and history of providing premium HA products, Lifecore has been able to establish long-term relationships with market leading companies such as Alcon, Inc. (Alcon) and others in ophthalmology, and Musculoskeletal Transplant Foundation (MTF) and Novartis AG in orthopedics.

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

●           License HA technology from third parties.   In 2007, Lifecore entered into a world-wide exclusive license and development agreement with The Cleveland Clinic Foundation to develop and commercialize Corgel™ Biohydrogel using patented HA-based cross-linking technology that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields.  Lifecore has not yet developed any commercial products for this technology.

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

Other Non-Core Businesses

Seeds Business – Intellicoat Seed Coatings and Landec Ag

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  In 2012, Pollinator Plus was used by eight seed companies on more than 20% of the seed corn production acres in the U.S.  This business was sold to INCOTEC Holding North America, Inc. (“INCOTEC”) on June 24, 2012 (see Note 3 to the Consolidated Financial Statements).

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

Intelimer Latent Catalyst Polymer Systems

Landec has developed latent catalysts useful in extending pot-life, extending shelf life, reducing waste and improving thermoset cure methods.  Some of these latent catalysts are currently being distributed by Akzo-Nobel Chemicals B.V. pursuant to our licensing agreement with Air Products.  The rights to develop and sell Landec’s latent catalysts and personal care technologies were licensed to Air Products in March 2006.

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

Results of Operations

Revenues (in thousands):

	Three months ended 8/26/12	Three months ended 8/28/11	Change
Apio Value Added	$68,144	$42,818	59%
Apio Packaging	487	545	(11%)
Food Technology	68,631	43,363	58%
Apio Export	25,358	21,355	19%
Total Apio	93,989	64,718	45%
HA	7,973	7,121	12%
Corporate	112	1,462	(92%)
Total Revenues	$102,074	$73,301	39%

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

The increase in Apio’s value-added revenues for the three months ended August 26, 2012 compared to the first quarter of last year was primarily due to the following factors: (1) $19.9 million of revenues from GreenLine which was acquired on April 23, 2012 and (2) a 22% increase in unit volume sales to existing non green bean customers resulting primarily from expanded product offerings, gaining additional distribution locations and growth in the fresh-cut vegetable category.  These increases in revenue were partially offset by a product mix change in retail grocery chains to lower priced products from higher priced products.

Apio Packaging

Apio packaging revenues consist of Apio’s packaging technology business using its BreatheWay membrane technology. The first commercial application included in Apio packaging is our banana packaging technology.

The decrease in Apio packaging revenues for the three months ended August 26, 2012 compared to the same period last year was not significant.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three months ended August 26, 2012 compared to the same period last year was due to a 3% increase in unit volume sales and more favorable pricing for export products during the first quarter of fiscal year 2013 compared to the same period last year.

Hyaluronan-based (“HA”) Biomaterials

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2012, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2012 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended August 26, 2012 compared to the same period last year was due to a 15% increase in revenues in Lifecore’s aseptic filling business and an 8% increase in revenues in Lifecore’s fermentation business, primarily for Ophthalmic products.

Corporate

Corporate revenues consist of revenues generated from the licensing agreements with Air Products and Nitta.

The decrease in Corporate revenues for the three months ended August 28, 2011 compared to the same period of the prior year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for Corporate from Monsanto had been $1.35 million per quarter prior to the termination.

Gross Profit (in thousands):

	Three months ended 8/26/12	Three months ended 8/28/11	Change
Apio Value Added	$9,499	$5,655	68%
Apio Packaging	444	404	10%
Food Technology	9,943	6,059	64%
Apio Export	1,342	1,014	32%
Total Apio	11,285	7,073	60%
HA	2,366	2,715	(13%)
Corporate	112	1,462	(92%)
Total Gross Profit	$13,763	$11,250	22%

           General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three months ended August 26, 2012 compared to the same period last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended August 26, 2012 compared to the same period last year was primarily due to the 59% increase in revenues coupled with a small favorable product mix change.

Apio Packaging

The increase in Apio packaging gross profit for the three months ended August 26, 2012 compared to the same period last year was not significant.

Apio Export

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-8% range.  The increase in gross profit for Apio’s export business during the three months ended August 26, 2012 compared to the same period last year was due to the 19% increase in revenues.  The 19% increase in revenues was lower than the growth in gross profit because of favorable product mix changes to higher margin products which resulted in a higher gross margin during the first quarter of fiscal year 2013 of 5.3% compared to a gross margin of 4.7% during the first quarter of fiscal year 2012.

HA-based Biomaterials

The decrease in gross profit during the three months ended August 26, 2012 compared to the same period last year was due to the timing of production within the fiscal year resulting in lower overhead absorption.  Although there was a 12% increase in revenues, lower overhead absorption resulted in a lower gross margin during the first quarter of fiscal year 2013 of 30% compared to a gross margin of 38% during the first quarter of fiscal year 2012.

Corporate

The decrease in Corporate gross profit for the three months ended August 26, 2012 compared to the same period of the prior year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for Corporate from Monsanto had been $1.35 million per quarter prior to the termination.

Operating Expenses (in thousands):

	Three months ended 8/26/12	Three months ended 8/28/11	Change
Research and Development:
Apio	$328	$270	21%
HA	1,149	1,086	6%
Corporate	727	977	(26%)
Total R&D	$2,204	$2,333	(6%)

Selling, General and Administrative:
Apio	$5,485	$3,350	64%
HA	1,272	994	28%
Corporate	1,799	1,700	6%
Total S,G&A	$8,556	$6,044	42%

Research and Development

Landec’s research and development expenses consist primarily of expenses involved in product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf life of bananas and other shelf-life sensitive vegetables and fruit.  In the HA business, the research and development efforts are focused on new products and applications for HA-based biomaterials.  In Corporate, the research and development efforts are focused on uses for the proprietary Intelimer polymers outside of food and HA.

The decrease in research and development expenses for the three months ended August 26, 2012 compared to the same period last year was primarily due to the sale of Landec Ag to INCOTEC which reduced the research and development expenses in Corporate.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the three months ended August 26, 2012 compared to the same period last year was primarily due to the following factors: (1) $1.3 million of S,G&A expenses at GreenLine which was acquired on April 23, 2012, (2) an $800,000 increase in SG&A at Apio, excluding GreenLine, due to the amortization of  the customer base intangible acquired in the acquisition of GreenLine, an increase in salary and bonus expenses and additional sales and marketing expenses associated with the increase in revenues, (3) a $278,000 increase at Lifecore due to the timing of the recognition of certain S,G&A expenses within the fiscal year and (4) a $170,000 increase at Corporate due to increased accounting fees.

Other (in thousands):

	Three months ended 8/26/12	Three months ended 8/28/11	Change
Dividend Income	$281	$281	—
Interest Income	$26	$76	(66%)
Interest Expense	$(541)	$(176)	207%
Other Income (Expense)	$1,359	$9	N/M
Income Taxes	$(1,492)	$(1,110)	34%
Non controlling interest	$(97)	$(141)	(31%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually.  There was no change in dividend income for the three months ended August 26, 2012 compared to the same period last year.

Interest Income

The decrease in interest income for the three months ended August 26, 2012 compared to the same period last year was primarily due to lower cash balances reflecting our use of cash to buyback shares of the Company’s common stock during fiscal year 2012 and to purchase GreenLine.

Interest Expense

The increase in interest expense during the three months ended August 26, 2012 compared to the same period last year was due to interest on the debt incurred in the acquisition of GreenLine.  This increase was partially offset by decreases in interest expenses at Lifecore due to paying down its debt by $4.1 million since the end of the first quarter of fiscal year 2012.

Other Income (Expense)

 The increase in other income is due to the $1.4 million increase in the fair market value of our Windset investment.

Income Taxes

The increase in the income tax expense is due to a 35% increase in net income before taxes during the three months ended August 26, 2012 compared to the same period last year.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest for the three months ended August 26, 2012 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 26, 2012, the Company had cash and cash equivalents of $10.0 million, a net decrease of $12.2 million from $22.2 million at May 27, 2012.

Cash Flow from Operating Activities

Landec generated $5.1 million of cash from operating activities during the three months ended August 26, 2012, compared to $4.4 million for the three months ended August 28, 2011. The primary sources of cash from operating activities during the three months ended August 26, 2012 were from (1) generating $2.6 million of net income, (2) $1.9 million of depreciation and amortization, and (3) a net decrease of $861,000 in working capital, excluding the decrease in income taxes receivable which is offset by the tax benefit from stock-based compensation.  The primary factors which decreased working capital during the first quarter of fiscal year 2013 were (a) a $1.7 million decrease in receivables primarily due to the timing of receipts at Lifecore and (b) a $4.1 million increase in accounts payable resulting from the timing of payments at Apio.  The primary factors which increased working capital during the first quarter of fiscal year 2013 were (a) a $1.5 million increase in inventories at Apio as a result of building inventory for a projected increase in revenues, (b) a $1.8 million decrease in accrued compensation as a result of paying bonuses earned in fiscal year 2012 during the first quarter of fiscal year 2013, and (c) a $1.4 million decrease in other accrued liabilities at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 26, 2012 was $2.8 million compared to $5.5 million for the same period last year.  The primary uses of cash in investing activities during the first quarter of fiscal year 2013 were for the purchase of $2.0 million of equipment primarily to support the growth of Apio value-added and the Lifecore businesses, and from the purchase of $756,000 of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 26, 2012 was $14.4 million compared to net cash provided by financing activities of $298,000 for the same period last year.  The net cash used in financing activities during the first quarter of fiscal year 2013 was primarily due to the $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and is therefore classified as a financing activity, and $5.6 million of payments on the Company’s lines of credit and long-term debt.

Capital Expenditures

During the three months ended August 26, 2012, Landec purchased equipment to support the growth of Apio value-added and the Lifecore businesses,   These expenditures represented the majority of the $2.0 million of capital expenditures.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore.  The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Lifecore facility in Chaska, Minnesota.   In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%.

On April 23, 2012 in connection with the acquisition of GreenLine, Apio entered into three loan agreements with General Electric Capital Corporation and/or its affiliates (“GE Capital”), (collectively the “Apio Loan Agreements”):

1)
A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At August 26, 2012, Apio had $7.5 million outstanding under its revolving line of credit.

2)	A $12.7 million capital equipment loan which matures in seven years payable in monthly principal and interest payments of $175,356 with interest based on a fixed rate of 4.39% per annum.

3)
A $19.1 million real estate loan, $1.2 million of which is due on April 23, 2013 and the remainder maturing in ten years.  The real estate loan has a fifteen year amortization period due in monthly principal and interest payments of $141,962 with interest based on a fixed rate of 4.02% per annum.   The principal balance remaining at the end of the ten year term is due in one lump sum on May 1, 2022.

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries.  The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased.  Landec is guarantying all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above.  The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of August 26, 2012.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the monthly combination of Lifecore’s eligible accounts receivable and inventory balances and with no unused fee (as of August 26, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of August 26, 2012.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 10, upon entering into the new Term Loan with BMO Harris the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of August 26, 2012 and May 27, 2012 was $305,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $42,000 for the three months ended August 26, 2012 is recorded in other income in the accompanying Consolidated Statements of Income.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 26, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 27, 2012 filed with the Securities and Exchange Commission on August 8, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 26, 2012.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None.

Item 6.   Exhibits
Exhibit Number	Exhibit Title:

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+ Filed herewith.

*    XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:    October 3, 2012