Form 10-Q/A
period 2012-08-26
LANDEC CORP \CA\
filed 2013-01-02
CIK 1005286

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, which was filed on October 3, 2012 with the Securities and Exchange Commission (the “SEC”).

We are filing this Amendment to (i) restate our previously reported financial statements for this period to change the previously reported amount of our investment in Windset Holdings 2010, Ltd. (“Windset”) and to make a corresponding increase in other income to reflect the higher fair value of our investment ( see also “Item 1. Financial Statements – Note 2.  Restatement of Previously Reported Consolidated Financial Statements” for discussion of significant changes), and (ii) amend “Item 4.  Controls and Procedures” to disclose certain matters identified in connection with the Company’s evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

The fair value of the Company’s investment in Windset has been determined utilizing a discounted cash flow model based on projections developed by Windset, and taking into account the put and call feature of the investment.  This feature impacts the duration of the cash flow utilized to derive the estimated fair value of the investment.  Assumptions included in the discounted cash flow model are to be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

While updating the valuation of the Windset investment for the second quarter ended November 25, 2012, the Company became aware of an error in the net present value calculation used to determine the fair value of its Windset investment. This error resulted in an understatement of the recorded value of the Windset investment and related investment income by $2.9 million, and, after the related income tax effect, an understatement of net income by $1.8 million for the quarter ended August 26, 2012.

Management and the audit committee have discussed the errors with the Company’s independent registered public accounting firm, Ernst & Young LLP, and the audit committee has determined, based on this discussion and management’s recommendations, to restate the previously reported unaudited consolidated financial statements as of and for the quarter ended August 26, 2012.

We have amended each item of our Quarterly Report on Form 10-Q for the quarter ended August 26, 2012 that has been affected by the restatement.  This Amendment does not reflect events occurring after the October 3, 2012 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement and as relates to the disclosure controls and procedures.  Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the original Quarterly Report on Form 10-Q for the quarter ended August 26, 2012.  Information in such reports and documents updates and supersedes certain information contained in this Amendment.

There is no effect on previously reported cash flows from operating, investing, or financing activities for this change. The change in the accounting treatment has no impact on the economics of our investment in Windset.  Likewise, this change has no effect on revenues or operating income.

None of the financial covenants in our loan agreements were breached as a result of this restatement.  No event of default exists with respect to our loan agreements.

We have reassessed our disclosure controls and procedures as disclosed in Item 4 below relating to a material weakness in our internal control over financial reporting with respect to accounting for fair value measurement, which was identified in connection with the discovery of the error in the application of ASC 820.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 26, 2012

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except shares and per share amounts)

	August 26, 2012	May 27, 2012
	(Unaudited and Restated)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$10,049	$22,177
Marketable securities	756	—
Accounts receivable, less allowance for doubtful accounts of $524 and $512 at August 26, 2012 and May 27, 2012, respectively	30,295	31,951
Accounts receivable, related party	268	323
Income taxes receivable	316	47
Inventories, net	23,543	22,011
Deferred taxes	2,076	2,076
Prepaid expenses and other current assets	2,838	2,578
Total Current Assets	70,141	81,163

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	25,796	21,500
Property and equipment, net	63,776	63,495
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	10,269	10,557
Other assets	2,037	2,136
Total Assets	$270,860	$277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,724	$22,644
Related party accounts payable	533	776
Accrued compensation	3,958	5,782
Other accrued liabilities	7,566	18,642
Deferred revenue	276	162
Lines of credit	7,500	11,666
Current portion of long-term debt	7,012	7,012
Total Current Liabilities	53,569	66,684

Long-term debt, less current portion	38,936	40,305
Deferred taxes	19,979	18,037
Other non-current liabilities	1,349	1,108
Total Liabilities	113,833	126,134
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,709,984 and 25,644,580 shares issued and outstanding at August 26, 2012 and May 27, 2012, respectively	26	26
Additional paid-in capital	120,900	119,894
Retained earnings	34,188	29,822
Total Stockholders’ Equity	155,114	149,742
Non controlling interest	1,913	1,816
Total Equity	157,027	151,558
Total Liabilities and Stockholders’ Equity	$270,860	$277,692

(1)  Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 26, 2012 (Restated)	August 28, 2011
Revenues:
Product sales	$101,303	$72,321
Services revenue, related party	771	980
Total revenues	102,074	73,301

Cost of revenue:
Cost of product sales	87,664	61,269
Cost of services revenue	647	782
Total cost of revenue	88,311	62,051

Gross profit	13,763	11,250

Operating costs and expenses:
Research and development	2,204	2,333
Selling, general and administrative	8,556	6,044
Total operating costs and expenses	10,760	8,377
Operating income	3,003	2,873

Dividend income	281	281
Interest income	26	76
Interest expense	(541)	(176)
Other income	4,259	9
Net income before taxes	7,028	3,063
Income tax expense	(2,565)	(1,110)
Consolidated net income	4,463	1,953
Non controlling interest	(97)	(141)
Net income applicable to Common Stockholders	4,366	1,812

Basic net income per share	$0.17	$0.07
Diluted net income per share	$0.17	$0.07

Shares used in per share computation
Basic	25,670	26,409
Diluted	26,212	26,687

Other comprehensive income, net of tax
Interest rate swap	—	(54)
Income tax benefit	—	20
Other comprehensive income, net of tax	—	(34)

Comprehensive income attributable to Common Shareholders	$4,366	$1,778

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months Ended
	August 26,	August 28,
	2012 (Restated)	2011
Cash flows from operating activities:
Consolidated net income	$4,463	$1,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,856	1,355
Stock-based compensation expense	348	441
Tax benefit from stock-based compensation expense	(505)	(1,280)
Increase in long-term receivable	—	(200)
Loss on disposal of property and equipment	180	—
Deferred taxes	1,942	(299)
Change in investment in non-public company (fair market value)	(4,296)	(52)
Changes in current assets and current liabilities:
Accounts receivable, net	1,656	1,293
Accounts receivable, related party	55	40
Income taxes receivable	236	1,329
Inventories, net	(1,532)	533
Issuance of notes and advances receivable	—	(752)
Collection of notes and advances receivable	—	5
Prepaid expenses and other current assets	(260)	195
Accounts payable	4,080	1,413
Related party accounts payable	(243)	71
Accrued compensation	(1,824)	(456)
Other accrued liabilities	(1,435)	276
Deferred revenue	364	(1,507)
Net cash provided by operating activities	5,085	4,358

Cash flows from investing activities:
Purchases of property and equipment	(2,029)	(1,561)
Purchase of marketable securities	(756)	(18,163)
Proceeds from maturities of marketable securities	—	14,175
Net cash used in investing activities	(2,785)	(5,549)

Cash flows from financing activities:
Proceeds from sale of common stock	202	—
Taxes paid by Company for stock swaps and RSUs	(49)	(25)
Tax benefit from stock-based compensation expense	505	1,280
Earn out payment from Lifecore acquisition	(9,650)	—
Payments on long-term debt	(1,369)	(1,000)
Payments on lines of credit	(4,166)	—
Decrease in other assets	99	43
Net cash (used in) provided by financing activities	(14,428)	298
Net decrease in cash and cash equivalents	(12,128)	(893)
Cash and cash equivalents at beginning of period	22,177	8,135
Cash and cash equivalents at end of period	$10,049	$7,242

Supplemental schedule of noncash operating activities:
Long-term receivable from Monsanto	$—	$200
Unrealized (gain) loss from interest rate swap	$—	$34

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

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 26, 2012 and May 27, 2012.  The Company has elected to account for its investment in Windset under the fair value option (see Note 5).

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items at fair value.  The Company has elected the fair value option for its investment in a non-public company (see Note 5).  The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

The accounting guidance established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly throuhg corroboration with observable market data.

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

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, as further discussed in Note 3 to the Consolidated Financial Statements.

  The Company has elected the fair value option of accounting for its 20.1% minority interest in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates.  As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment, as further discussed in Note 5.  The change in the fair market value of the Company’s investment in Windset for the three months ended August 26, 2012 was due to the change in the fair market value of Windset during that period.   In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

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

Impact on value of Windset investment as of August 26, 2012
10% increase in revenue growth rates	$1,000
10% increase in expense growth rates	($600)
10% increase in income tax rates	($100)
10% increase in discount rates	($250)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 26, 2012 and May 27, 2012 (in thousands):

	Fair Value at August 26, 2012 (Restated)			Fair Value at May 27, 2012
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$756	$-	$-	$-	$-	$-
Investment in private company	-	-	25,796	-	-	21,500
Total	$756	$-	$25,796	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$3,956	$-	$-	$3,926
Interest rate swap	-	305	-	-	347	-
Total	$-	$305	$3,956	$-	$347	$3,926

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

2.           Restatement of Previously Reported Consolidated Financial Statements

The Company is restating its previously reported financial statements for the quarter ended August 26, 2012 to correct the previously reported balance of its investment in Windsest and related other income to properly reflect the fair value of the investment under the guidance of ASC 820, Fair Value Measurement.

As reported in our critical accounting policies in our Annual Report on Form 10-K,we have elected to report our investment in Windset at fair value under ASC 820. The fair value of the Company’s investment in Windset is determined utilizing a discounted cash flow model based on projections developed by Windset, and considers the related put and call feature. This feature impacts the duration of the cash flows utilized to derive the estimated fair value of the investment.  Assumptions included in the discounted cash flow model are evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

               While updating the valuation of the Windset investment for the second quarter ended November 25, 2012, the Company became aware of an error in the net present value calculation for determining the fair value of its Windset investment in the first quarter ended August 26, 2012.  This error resulted in an understatement of the recorded value of the Windset investment and related investment income by $2.9 million, and, after the related income tax effect, an understatement of net income by $1.8 million for the quarter ended August 26, 2012.

The following table details the impact of the restatement on the Company’s Consolidated Statements of Income and Consolidated Balance Sheets as of and for the quarter ended August 26, 2012 (in thousands).

Consolidated Statements of Income	As Reported	Adjustment	As Restated
Operating income	$3,003	$—	$3,003
Dividend income	281	—	281
Interest income	26	—	26
Interest expense	(541)	—	(541)
Other income	1,359	2,900	4,259
Net income before taxes	4,128	2,900	7,028
Income tax expense	(1,492)	(1,073)	(2,565)
Consolidated net income	2,636	1,827	4,463
Non controlling interest	(97)	—	(97)
Net income applicable to Common Stockholders	$2,539	$1,827	$4,366

Basic net income per share	$0.10	$0.07	$0.17
Diluted net income per share	$0.10	$0.07	$0.17

Consolidated Balance Sheets	As Reported	Adjustment	As Restated
Investment in non-public company, fair value	$22,896	$2,900	$25,796
Total Assets	$267,960	$2,900	$270,860
Deferred taxes – noncurrent	$18,906	$1,073	$19,979
Retained earnings	$32,361	$1,827	$34,188
Total Stockholders’ Equity	$153,287	$1,827	$155,114
Total Equity	$155,200	$1,827	$157,027
Total Liabilities and Stockholders’ Equity	$267,960	$2,900	$270,860

There was no impact to cash flow from investing or financing activities. For the cash flow from operating activities, net income increased $1.8 million, deferred taxes increased $1.1 million and the change in the line item “investment in non-public company, fair value” decreased $2.9 million, resulting in no net change to cash flow from operations.

3.           Acquisitions

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

4.   Sale of Landec Ag

On June 24, 2012, Landec entered into a stock purchase agreement and two licensing agreements (see Note 6) with INCOTEC® Coating and Seed Technology Companies (“INCOTEC”), a leading provider of seed and coating technology products and services to the seed industry.

In the stock purchase agreement, Landec sold its equity interest in its seed subsidiary, Landec Ag LLC, to INCOTEC for $600,000, which resulted in a gain of $400,000.  Under accounting guidance, because the stock purchase agreement was entered into at the same time the license agreements were consummated (a multiple element agreement), a portion of the gain, or $300,000 has been deferred and will be recognized as revenue monthly from the sale date over the seven year life of the Pollinator Plus® license agreement (see Note 6).   The remaining $100,000 of the gain was recognized during the three months ended August 26, 2012 and has been recorded as a reduction to selling, general and administrative expenses.

5.           Investments in non-public companies

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

The fair value of the Company’s investment in Windset was determined utilizing a discounted cash flow model based on projections developed by Windset, taking into account the put and call feature.  This feature impacts the duration of the cash flow utilized to derive the estimated fair value of the investment.  Assumptions included in the discounted cash flow model will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

During the three months ended August 26, 2012 and August 28, 2011, the Company recorded $281,000 in dividend income.  The change in the fair market value of the Company’s investment in Windset for the three months ended August 26, 2012 and August 28, 2011 was $4.3 million (restated) and $52,000, respectively, and is included in other income in the Consolidated Statements of Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 6).

6.          License Agreements

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

INCOTEC

In connection with the sale of Landec Ag to INCOTEC on June 24, 2012 (see Note 4), Landec entered into a seven-year exclusive technology license and polymer supply agreement with INCOTEC for the use of Landec’s Intellicoat® polymer seed coating technology for male inbred corn which is sold under the Pollinator Plus label.  This license does not include the use of Intellicoat for the controlled release of an active ingredient for agricultural applications which was retained by Landec.  Landec will be the exclusive supplier of Pollinator Plus polymer to INCOTEC during the term of the license agreement.  Landec will receive a royalty equal to 20% of the revenues realized by INCOTEC from the sale of or sublicense of Pollinator Plus coatings during the first four years of the agreement and 10% for the last three years of the agreement.

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

  7.           Stock-Based Compensation

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

8.           Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 26, 2012 (Restated)	Three Months Ended August 28, 2011
Numerator:
Net income applicable to Common Stockholders	$4,366	$1,812

Denominator:
Weighted average shares for basic net income per share	25,670	26,409
Effect of dilutive securities:
Stock options and restricted stock units	542	278
Weighted average shares for diluted net income per share	26,212	26,687

Diluted net income per share	$0.17	$0.07

For the three months ended August 26, 2012 and August 28, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 277,489 shares and 1.8 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

  9.           Income Taxes

The provision for income taxes for the three months ended August 26, 2012 was $2.6 million (restated).  The effective tax rate for the three months ended August 26, 2012 was 37%, compared to 38% for the first quarter of fiscal year 2012. The effective tax rate for the three months ended August 26, 2012 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of state research and development credits.

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

11.          Debt
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

On August 19, 2004, Lifecore issued IRBs.  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 3).  The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota.   In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%. The maturities on the IRBs are held in a sinking fund account, recorded in Other Current Assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

12.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015, under its prior credit agreement with Wells Fargo.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the prior credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 11, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of August 26, 2012 and May 27, 2012 was $305,000 and $347,000, respectively, and is included in other non-current liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $42,000 during the three months ended August 26, 2012 is recorded in other income in the accompanying income statement.

13.           Related Party

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

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts)

August 26, 2012
Common Stock Shares
Balance at May 27, 2012	25,644,580
Stock options exercised, net of shares tendered	54,156
Vested restricted stock units, net of shares tendered	11,248
Balance at August 26, 2012	25,709,984

Common Stock
Balance at May 27, 2012	$26
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at August 26, 2012	$26

Additional Paid-in Capital
Balance at May 27, 2012	$119,894
Stock options exercised, net of shares tendered	202
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for RSUs vested	(49)
Stock-based compensation expense	348
Tax-benefit from stock based compensation expense	505
Common stock repurchased on the open market	—
Balance at August 26, 2012	$120,900

Retained Earnings (Restated)
Balance at May 27, 2012	$29,822
Net income	4,366
Balance at August 26, 2012	$34,188

Non controlling Interest
Balance at May 27, 2012	$1,816
Non controlling interest in net income	97
Distributions to non controlling interest	-
Balance at August 26, 2012	$1,913

  15.         Business Segment Reporting

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

	Three Months Ended
	August 26, 2012	August 28, 2011
Taiwan	$12.9	$9.4
Indonesia	$6.1	$7.4
Canada	$6.2	$5.2
Japan	$3.1	$2.5
Belgium	$3.0	$1.9
All Other Countries	$5.0	$3.7

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 26, 2012 (Restated)	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$68,631	$25,358	$7,973	$112	$102,074
International sales	$6,223	$25,311	$4,802	$—	$36,336
Gross profit	$9,942	$1,343	$2,366	$112	$13,763
Net income (loss)	$5,916	$309	$(312)	$(1,547)	$4,366
Depreciation and amortization	$1,236	$1	$583	$36	$1,856
Dividend Income	$281	$—	$—		$281
Interest income	$1	$—	$25	$—	$26
Interest expense	$455	$—	$86	$—	$541
Income tax expense	$1,972	$103	$(104)	$594	$2,565

Three Months Ended August 28, 2011
Net sales	$43,363	$21,355	$7,121	$1,462	$73,301
International sales	$5,071	$21,310	$3,766	$—	$30,147
Gross profit	$6,059	$1,014	$2,715	$1,462	$11,250
Net income (loss)	$3,358	$297	$462	$(2,305)	$1,812
Depreciation and amortization	$780	$2	$528	$45	$1,355
Dividend Income	$281	$—	$—		$281
Interest income	$8	$—	$47	$21	$76
Interest expense	$—	$—	$176	$—	$176
Income tax expense	$—	$—	$—	$1,110	$1,110

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

Other Non-Core Businesses

Seeds Business – Intellicoat Seed Coatings and Landec Ag

Landec's Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. These coatings are currently available on male inbred corn used for seed production.  In fiscal year 2000, Landec Ag launched Pollinator Plus® coatings, which is a coating application used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn.  In 2012, Pollinator Plus was used by eight seed companies on more than 20% of the seed corn production acres in the U.S.  This business was sold to INCOTEC Holding North America, Inc. (“INCOTEC”) on June 24, 2012 (see Note 4 to the Consolidated Financial Statements).

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

Other (in thousands):

	Three months ended 8/26/12	Three months ended 8/28/11	Change
Dividend Income	$281	$281	—
Interest Income	$26	$76	(66%)
Interest Expense	$(541)	$(176)	207%
Other Income (Restated)	$4,259	$9	N/M
Income Taxes (Restated)	$(2,565)	$(1,110)	131%
Non controlling interest	$(97)	$(141)	(31%)

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

Other Income (Expense)

 The increase in other income is due to the $4.3 million (restated) increase in the fair market value of our Windset investment.

Income Taxes

The increase in the income tax expense is due to a 129% (restated) increase in net income before taxes during the three months ended August 26, 2012 compared to the same period last year.

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

Cash Flow from Operating Activities

Landec generated $5.1 million of cash from operating activities during the three months ended August 26, 2012, compared to $4.4 million for the three months ended August 28, 2011. The primary sources of cash from operating activities during the three months ended August 26, 2012 were from (1) generating $4.5 million (restated) of net income, largely offset by the $4.3 million (restated) increase in the fair market value of Windset which is a non-cash income item, (2) $1.9 million of depreciation and amortization, and (3) a net decrease of $861,000 in working capital, excluding the decrease in income taxes receivable which is offset by the tax benefit from stock-based compensation.  The primary factors which decreased working capital during the first quarter of fiscal year 2013 were (a) a $1.7 million decrease in receivables primarily due to the timing of receipts at Lifecore and (b) a $4.1 million increase in accounts payable resulting from the timing of payments at Apio.  The primary factors which increased working capital during the first quarter of fiscal year 2013 were (a) a $1.5 million increase in inventories at Apio as a result of building inventory for a projected increase in revenues, (b) a $1.8 million decrease in accrued compensation as a result of paying bonuses earned in fiscal year 2012 during the first quarter of fiscal year 2013, and (c) a $1.4 million decrease in other accrued liabilities at Apio.

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

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 11, upon entering into the new Term Loan with BMO Harris the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of August 26, 2012 and May 27, 2012 was $305,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $42,000 for the three months ended August 26, 2012 is recorded in other income in the accompanying Consolidated Statements of Income.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(A) Background Relative To Restatement
We filed a Form 10-Q for the quarter ended August 26, 2012 on October 3, 2012.  Subsequently, management determined that it was necessary to restate the previously reported financial statements for this period to correct the accounting for our investment in Windset, a non-public company, and properly reflect the fair value of our investment under the guidance of FASB ASC 820 – Fair Value Measurement.  This Amendment presents the interim period financial information as of and for the quarter ended August 26, 2012 as restated.

(b) Disclosure Controls And Procedures
In our Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, originally filed on October 3, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 26, 2012. In connection with our decision to restate our financial statements for this period, as more fully described in Note 2 to the financial statements in this Amendment, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded, as a result of the material weakness in our internal control over financial reporting as discussed below, that our disclosure controls and procedures were not effective as of August 26, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have effective controls to provide assurance as to the appropriate application of accounting methods with respect to determining the fair value of its investment in a non-public company for which it has elected the fair value reporting option.  The Company misapplied the guidance under FASB ASC 820 - Fair Value Measurement by incorrectly calculating the increase in the fair value of the investment in the quarter ended August 26, 2012.

To remediate the material weakness described above and enhance our internal control over financial reporting, management has developed and initiated a plan to implement the following changes:

•
Obtain an independent appraisal at least annually and at any time when there has been a significant change in assumptions of the Company’s investment(s) in non-public company(ies) – fair value, including a discounted net present value of the investment as of the quarter being reported.

•	Management will validate the significant assumptions of the independent appraiser’s model and verify that the discounted net present value as of the quarter being reported is reasonable.

•
At each quarter end, if the Company does not obtain an independent appraiser’s model, management will validate and update, as necessary, the significant assumptions of that independent appraiser’s model and calculate a discounted net present value as of the quarter being reported.

Management believes that these measures, when fully implemented, will remediate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 26, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than as discussed above.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 27, 2012 filed with the Securities and Exchange Commission on August 8, 2012.

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect the Company’s operations, profitability or reputation.

We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. On January 2, 2013, we reported that our audit committee reached a determination to restate our previously-filed interim financial statements for the first fiscal quarter of 2013 and that our previously-filed interim financial statements for the first fiscal quarter of 2013 should not be relied upon. We also reported management’s determination that a material weakness existed in our internal control over financial reporting at August 26, 2012. As a result of the material weakness, management also concluded that our disclosure controls and procedures were not effective at August 26, 2012.

There can be no assurance that our disclosure controls and procedures will be effective in the future, that we will effectively remediate our current material weakness, or that a material weakness or significant deficiency in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

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

+ Filed herewith

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

Date:           Janurary 2, 2013