Form 10-Q
period 2012-11-25
LANDEC CORP \CA\
filed 2013-01-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 25, 2012, or

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
Yes                       No  X

As of December 21, 2012, there were 25,783,934 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 25, 2012

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 25, 2012	May 27, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,856	$22,177
Marketable securities	1,959	—
Accounts receivable, less allowance for doubtful accounts of $594 and $512 at November 25, 2012 and May 27, 2012, respectively	40,595	31,951
Accounts receivable, related party	313	323
Income taxes receivable	21	47
Inventories, net	24,402	22,011
Deferred taxes	2,076	2,076
Prepaid expenses and other current assets	3,014	2,578
Total Current Assets	77,236	81,163
Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	26,752	21,500
Property and equipment, net	63,443	63,495
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	10,048	10,557
Other assets	1,792	2,136
Total Assets	$278,112	$277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,944	$22,644
Related party accounts payable	425	776
Accrued compensation	4,559	5,782
Other accrued liabilities	4,513	18,642
Deferred revenue	246	162
Lines of credit	7,500	11,666
Current portion of long-term debt	7,035	7,012
Total Current Liabilities	50,222	66,684

Long-term debt, less current portion	37,192	40,305
Deferred taxes	21,076	18,037
Other non-current liabilities	1,862	1,108
Total Liabilities	110,352	126,134

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,783,934 and 25,644,580 shares issued and outstanding at November 25, 2012 and May 27, 2012, respectively	26	26
Additional paid-in capital	122,981	119,894
Retained earnings	43,101	29,822
Total Stockholders’ Equity	166,108	149,742
Non controlling interest	1,652	1,816
Total Equity	167,760	151,558
Total Liabilities and Stockholders’ Equity	$278,112	$277,692

(1) Derived from audited financial statements.

See accompanying notes.

,
LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Revenues:
Product sales	$114,091	$80,765	$215,394	$153,086
Services revenue, related party	563	805	1,334	1,785
Total revenues	114,654	81,570	216,728	154,871
Cost of revenue:
Cost of product sales	95,707	67,894	183,371	129,163
Cost of services revenue	488	666	1,135	1,448
Total cost of revenue	96,195	68,560	184,506	130,611
Gross profit	18,459	13,010	32,222	24,260
Operating costs and expenses:
Research and development	2,113	2,337	4,317	4,670
Selling, general and administrative	9,186	6,464	17,742	12,508
Change in value of contingent consideration	(3,933)	—	(3,933)	—
Total operating costs and expenses	7,366	8,801	18,126	17,178
Operating income	11,093	4,209	14,096	7,082
Dividend income	281	281	563	563
Interest income	33	81	58	157
Interest expense	(498)	(163)	(1,039)	(340)
Other income	983	1,079	5,241	1,088
Net income before taxes	11,892	5,487	18,919	8,550
Income tax expense	(2,920)	(2,049)	(5,484)	(3,159)
Consolidated net income	8,972	3,438	13,435	5,391
Non controlling interest	(59)	(98)	(156)	(239)
Net income applicable to Common Stockholders	$8,913	$3,340	$13,279	$5,152

Basic net income per share	$0.35	$0.13	$0.52	$0.20
Diluted net income per share	$0.34	$0.13	$0.50	$0.20
Shares used in per share computation
Basic	25,747	25,885	25,709	26,147
Diluted	26,539	26,135	26,387	26,399

Other comprehensive income, net of tax:
Interest rate swap	—	106	—	52
Income tax expense	—	(40)	—	(20)
Other comprehensive income, net of tax	—	66	—	32

Comprehensive income attributable to Common Stockholders	$8,913	$3,406	$13,279	$5,184

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 25, 2012	November 27, 2011
Cash flows from operating activities:
Consolidated net income	$13,435	$5,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,661	2,729
Stock-based compensation expense	671	885
Tax benefit from stock-based compensation expense	(1,814)	(3,378)
Increase in long-term receivable	—	(400)
Loss on disposal of property and equipment	180	—
Deferred taxes	3,039	(463)
Earn out liability	(3,933)	—
Change in investment in non-public company (fair market value)	(5,252)	(1,174)
Changes in current assets and current liabilities:
Accounts receivable, net	(8,644)	(7,407)
Accounts receivable, related party	10	139
Income taxes receivable	1,840	3,554
Inventories, net	(2,391)	(14)
Issuance of notes and advances receivable	—	(1,586)
Collection of notes and advances receivable	—	240
Prepaid expenses and other current assets	(436)	652
Accounts payable	3,300	2,140
Related party accounts payable	(351)	32
Accrued compensation	(1,223)	304
Other accrued liabilities	(616)	(84)
Deferred revenue	908	(2,302)
Net cash provided by (used in) operating activities	2,384	(742)
Cash flows from investing activities:
Purchases of property and equipment	(3,280)	(3,042)
Purchase of marketable securities	(2,459)	(19,066)
Proceeds from maturities of marketable securities	500	16,136
Proceeds from sales of marketable securities	—	6,818
Net cash (used in) provided by investing activities	(5,239)	846

Cash flows from financing activities:
Repurchase of outstanding common stock	—	(4,805)
Proceeds from sale of common stock	651	91
Taxes paid by Company for stock swaps and RSUs	(49)	(24)
Tax benefit from stock-based compensation expense	1,814	3,378
Earn out payment from Lifecore acquisition	(9,650)	—
Payments on long-term debt	(3,090)	(2,330)
Payments on lines of credit	(4,166)	—
(Increase) decrease in other assets	344	(57)
Payments to minority interest holders	(320)	(257)
Net cash used in financing activities	(14,466)	(4,004)
Net decrease in cash and cash equivalents	(17,321)	(3,900)
Cash and cash equivalents at beginning of period	22,177	8,135
Cash and cash equivalents at end of period	$4,856	$4,235
Supplemental schedule of noncash operating activities:
Change in value of contingent consideration	$3,933	$—
Long-term receivable	$—	$400
Unrealized gain from interest rate swap	$—	$32

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 25, 2012 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

The results of operations for the six months ended November 25, 2012 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec and its subsidiaries, Apio and Lifecore.  All material inter-company transactions and balances have been eliminated.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views the funds within its portfolio as available for use in its current operations.  The Company classifies all debt securities with readily determined market values as “available for sale”. The aggregate amount of CDs included in marketable securities at November 25, 2012 and May 27, 2012 was $1.6 million and zero, respectively.  The contractual maturities of the Company’s marketable securities that are due in less than one year represented $1.7 million and zero of its marketable securities as of November 25, 2012 and May 27, 2012, respectively.  The contractual maturities of the Company’s marketable securities that are due in one to two years represented $250,000 and zero of its marketable securities as of November 25, 2012 and May 27, 2012, respectively. Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported as a component of stockholders’ equity.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and six months ended November 25, 2012 and November 27, 2011.  During the three and six months ended November 25, 2012, the Company did not sell any marketable securities.  During the three and six months ended November 27, 2011, the Company sold $6.8 million of marketable securities.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, and notes receivable, as well as long-term notes receivables and debt instruments.  For short-term instruments, the historical carrying amount approximates the fair value of the instrument.  The fair value of long-term debt and lines of credit approximates their carrying value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 25, 2012 or May 27, 2012.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”) is carried at cost and adjusted for impairment losses.   Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 25, 2012 and May 27, 2012.  The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

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

As of November 25, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and liability for contingent consideration in connection with the acquisition of GreenLine and its minority interest investment in Windset.

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

The fair value of the Company’s liability for contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration as of May 27, 2012, based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2 to the Consolidated Financial Statements.

The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates.  As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment, as further discussed in Note 4.  The change in the fair market value of the Company’s investment in Windset for the three and six months ended November 25, 2012 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods.   In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 25, 2012			At May 27, 2012
Revenue growth rates	3%	to	10%	3%	to	24%
Expense growth rates	3%	to	8%	3%	to	18%
Income tax rates	8%	to	25%		25%
Discount rates	16%	to	27%	16%	to	27%

               The revenue growth, expense growth and income tax rate assumptions, consider the Company's best estimate of the trends in those items over the discount period.   The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium and the Company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities.    The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Windset investment as of November 25, 2012
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 25, 2012 and May 27, 2012 (in thousands):

	Fair Value at November 25, 2012			Fair Value at May 27, 2012
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$1,959	$-	$-	$-	$-	$-
Investment in private company	-	-	26,752	-	-	21,500
Total	$1,959	$-	$26,752	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$-	$-	$-	$3,933
Interest rate swap	-	248	-	-	347	-
Total	$-	$248	$-	$-	$347	$3,933

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility.  The Company records pricing allowances, including discounts based on arrangements with customers, which is recognized in revenue as a reduction to both accounts receivable and net revenue.

When a sales arrangement contains multiple elements, the Company allocates revenue to each element based on a selling price hierarchy.  The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.  The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition.  The Company is ot typically able to determine VSOE or TPE, and therefore, uses estimated selling prices to allocate revenue between the elements of the arrangement.

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

Presentation of Comprehensive Income

In December 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI.  The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted.  The Company adopted this standard beginning in fiscal year 2013.

Fair Value Measurement

In May 2011, the FASB issued new guidance effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.   The Company adopted this standard beginning in fiscal year 2013.

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

2.            Acquisitions

GreenLine Holding Company

On April 23, 2012 (the “GreenLine Acquisition Date”), Apio acquired all of the outstanding equity of GreenLine Holding Company (“GreenLine”) pursuant to a Stock Purchase Agreement (the “GreenLine Purchase Agreement”) in order to expand its product offerings and enter into new markets such as foodservice.  GreenLine, headquartered in Bowling Green, Ohio, was a privately-held company and is the leading processor and marketer of value-added, fresh-cut green beans in North America.  GreenLine has four processing plants one each in Ohio, Pennsylvania, Florida and California and distribution centers in New York and South Carolina.

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account to secure Landec’s indemnification rights with respect to certain matters, including breaches of representations, warranties and covenants.  In addition, the GreenLine Purchase Agreement included a potential earn out payment up to $7.0 million in the event that GreenLine achieves certain revenue targets during calendar year 2012.  The earn out was comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more.  During fiscal year 2012, the Company performed an analysis of projected revenues for GreenLine and concluded at that time that there was a reasonable probability that GreenLine would meet, but not exceed, the initial revenue target and therefore, the Company recorded a $3.9 million liability as of May 27, 2012, representing the present value of the fair market value of the expected earn out payment.  As a result of the severe drought in the Midwest during 2012, lower than expected results from new product launches and new planned business not being realized, during the second quarter the Company determined that it is no longer probable that GreenLine will achieve the earn out revenue target and, therefore, the Company has reversed the $3.9 million liability recorded for the earn out and has recorded a corresponding credit to the “Change in value of contingent consideration” in its Consolidated Condensed Statements of Income for the three and six months ended November 25, 2012.

The acquisition date fair value of the total consideration transferred was $66.8 million, which consisted of the following (in thousands):
Cash	$62,900
Contingent consideration	3,933
Total	$66,833

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

Accounts receivable, net	$7,057
Inventories, net	1,409
Property and equipment	11,669
Other tangible assets	306
Intangible assets	43,500
Total identifiable assets acquired	63,941
Accounts payable and other liabilities	(8,391)
Deferred taxes	(1,875)
Total liabilities assumed	(10,266)
Net identifiable assets acquired	53,675
Goodwill	13,158
Net assets acquired	$66,833

The Company used a combination of the market and cost approaches to estimate the fair values of the GreenLine assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.   No adjustments were made to the fair values of GreenLine assets acquired or liabilities assumed during the six months ended November 25, 2012.  The Company has finalized the fair values of the acquired assets and assumed liabilities and has completed the purchase price allocation as of November 25, 2012.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.2 million on the closing date, which represents the goodwill amount resulting from the acquisition which can be attributable to GreenLine’s long history, future prospects and the expected operating synergies from combining GreenLine with Apio’s fresh-cut, value-added vegetable business.  None of the goodwill is expected to be deductible for income tax purposes.  The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.

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

In the stock purchase agreement, Landec sold its equity interest in its seed subsidiary, Landec Ag LLC, to INCOTEC for $600,000, which resulted in a gain of $400,000.  Under accounting guidance, because the stock purchase agreement was entered into at the same time the license agreements were consummated (a multiple element agreement), a portion of the gain, or $300,000, has been deferred and will be recognized as revenue monthly from the sale date over the seven year life of the Pollinator Plus® license agreement (see Note 5).   The remaining $100,000 of the gain was recognized during the first quarter of fiscal year 2013.

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of November 25, 2012 and May 27, 2012.  No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

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

During the three and six months ended November 25, 2012 and November 27, 2011, the Company recorded $281,000 and $563,000, respectively, in dividend income.  The change in the fair market value of the Company’s investment in Windset for the three months ended November 25, 2012 and November 27, 2011 was $1.0 million and $1.1 million, respectively, and is included in other income in the Consolidated Statements of Income.  The change in the fair market value of the Company’s investment in Windset for the six months ended November 25, 2012 and November 27, 2011 was $5.3 million and $1.2 million, respectively, and is included in other income in the Consolidated Statements of Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 5).

5.            Collaborative Agreements

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

For the three and six months ended November 27, 2011, Landec recognized $1.35 million and $2.7 million, respectively, in license revenues from the Monsanto Agreement.

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

Chiquita

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”).   Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology.  The agreement with Chiquita has been renewed through December 2016 and requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos.  Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year.  Landec was notified in November 2012 that Chiquita has chosen to not maintain its exclusive license for calendar year 2013 and thus will not be required to pay the minimum gross profit for calendar year 2013.  As a result, the agreement has reverted to a non-exclusive agreement in which Chiquita will pay the Company for membranes purchased on a per unit sales basis and the Company is now entitled to sell its BreatheWay packaging technology for bananas, avocados and mangos to others.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of November 25, 2012, two products have been added to the agreement.

Nitta

In July 2012, the Company entered into a research and development agreement with Nitta Corporation, a Japanese company, to develop additional uses of the Company’s adhesive polymer technology for electronics.  For the three and six months ended November 25, 2012, the Company recognized $103,000 and $138,000, respectively, in research and development revenues from this agreement.  The agreement was amended in November 2012, to extend and expand the scope of the work under the agreement for another six months.  The Company expects to recognize an additional $550,000 in research and development revenue under the amended agreement during the second half of fiscal year 2013.

6.            Stock-Based Compensation

In the three and six months ended November 25, 2012, the Company recognized stock-based compensation expense of $323,000 and $671,000, respectively, which included $141,000 and $298,000 for restricted stock unit awards and $182,000 and $373,000 for stock option grants, respectively.  In the three and six months ended November 27, 2011, the Company recognized stock-based compensation expense of $444,000 and $885,000, respectively, which included $193,000 and $395,000 for restricted stock unit awards and $251,000 and $490,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 25, 2012	Three Months Ended November 27, 2011	Six Months Ended November 25, 2012	Six Months Ended November 27, 2011
Research and development	$104,000	$130,000	$214,000	$254,000
Sales, general and administrative	$219,000	$314,000	$457,000	$631,000
Total stock-based compensation	$323,000	$444,000	$671,000	$885,000

As of November 25, 2012, there was $1.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans.  Total expense is expected to be recognized over the weighted-average period of 1.6 years for stock options and 1.4 years for restricted stock unit awards.

7.           Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended November 25, 2012	Three Months Ended November 27, 2011	Six Months Ended November 25, 2012	Six Months Ended November 27, 2011
Numerator:
Net income applicable to Common Stockholders	$8,913	$3,340	$13,279	$5,152

Denominator:
Weighted average shares for basic net income per share	25,747	25,885	25,709	26,147
Effect of dilutive securities:
Stock options and restricted stock units	792	250	678	252
Weighted average shares for diluted net income per share	26,539	26,135	26,387	26,399

Diluted net income per share	$0.34	$0.13	$0.50	$0.20

For the three months ended November 25, 2012 and November 27, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 85,857 shares and 2.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 25, 2012 and November 27, 2011, the computation of the diluted net income per share excludes the impact of options to purchase 84,429 shares and 2.1 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.            Income Taxes

The provision for income taxes for the three and six months ended November 25, 2012 was $2.9 million and $5.5 million, respectively.  The effective tax rate for the six months ended November 25, 2012 was 29% compared to 38% for the same periods in fiscal year 2012. The effective tax rate for the six months ended November 25, 2012 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, domestic manufacturing deduction, non-deductible stock-based compensation expense, the benefit of state research and development credits and post acquisition adjustments related to the GreenLine acquisition.

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

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 25, 2012 and May 27, 2012.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 and later for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 and later, none of which were individually significant.

9.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 25, 2012	May 27, 2012
Finished goods	$11,172	$9,406
Raw materials	9,653	9,876
Work in progress	3,577	2,729
Total	$24,402	$22,011

10.          Debt

Long-term debt consists of the following (in thousands):
	November 25, 2012	May 27, 2012
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$17,515	$17,957
Real estate bridge loan agreement with GE Capital; due in monthly principal and interest payments of $8,902 with a lump sum final principal payment due on May 1, 2013 with interest based on a fixed rate of 4.02% per annum	1,171	1,200
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	11,881	12,660
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	10,500	12,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.40% and 0.42% at November 25, 2012 and May 27, 2012, respectively)	3,160	3,500
Total	44,227	47,317
Less current portion	(7,035)	(7,012)
Long-term portion	$37,192	$40,305

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit with GE Capital, with an interest rate of LIBOR plus 2%, with monthly availability based on the combination of the eligible accounts receivable and eligible inventory.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At November 25, 2012 and May 27, 2012, Apio had $7.5 million and $11.7 million, respectively, outstanding under its revolving line of credit.

Apio’s obligations under the GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries.  The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased.  The GE Capital real estate and equipment loans are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement.  The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of November 25, 2012.  Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.3 million at November 25, 2012 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.3 million at November 25, 2012) and with no unused fee (at November 25, 2012 and May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described below.

Lifecore’s obligations under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of November 25, 2012.  Unamortized loan origination fees for the Lifecore Loan Agreements were $174,000 and $139,000 as of November 25, 2012 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

11.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015, under its prior credit agreement with Wells Fargo.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the prior credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 10, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of November 25, 2012 and May 27, 2012 was $248,000 and $347,000, respectively, and is included in other non-current liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $57,000 and $99,000 for the three and six months ended November 25, 2012 is recorded in other income in the accompanying income statement.

12.           Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended November 25, 2012 and November 27, 2011, the Company recognized revenues of $694,000 and $933,000, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties.  During the six months ended November 25, 2012 and November 27, 2011, the Company recognized revenues of $1.7 million and $2.0 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $313,000 and $323,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 25, 2012 and May 27, 2012, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties. During the three months ended November 25, 2012 and November 27, 2011, the Company recognized cost of product sales of $1.7 million and $1.6 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  During the six months ended November 25, 2012 and November 27, 2011, the Company recognized cost of product sales of $3.8 million and $2.9 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties.  The related accounts payable of $425,000 and $776,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of November 25, 2012 and May 27, 2012, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.          Stockholders’ Equity

During the three and six months ended November 25, 2012, the Company granted options to purchase 20,000 shares of common stock and 6,666 of restricted stock unit awards.

As of November 25, 2012 the Company has reserved 2.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During both the three and six months ended November 25, 2012, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts)

November 25, 2012
Common Stock Shares
Balance at May 27, 2012	25,644,580
Stock options exercised, net of shares tendered	128,106
Vested restricted stock units, net of shares tendered	11,248
Balance at November 25, 2012	25,783,934

Common Stock
Balance at May 27, 2012	$26
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at November 25, 2012	$26

Additional Paid-in Capital
Balance at May 27, 2012	$119,894
Stock options exercised, net of shares tendered	651
Taxes paid by Company for RSUs vested	(49)
Stock-based compensation expense	671
Tax-benefit from stock based compensation expense	1,814
Balance at November 25, 2012	$122,981

Retained Earnings
Balance at May 27, 2012	$29,822
Net income	13,279
Balance at November 25, 2012	$43,101

Non controlling Interest
Balance at May 27, 2012	$1,816
Non controlling interest in net income	156
Distributions to non controlling interest	(320)
Balance at November 25, 2012	$1,652

14.          Business Segment Reporting

The Company manages its business operations through three strategic business units.  Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  As a result of the sale of Landec Ag to INCOTEC and the termination of the Monsanto Agreement in fiscal year 2012, the Company has eliminated the Technology Licensing segment and combined the remainder of that business into the Corporate segment.  As a result of this change, the segment information for the three and six months ended November 27, 2011 has been reclassified to conform with the current year classification.  Corporate licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate also includes general and administrative expenses, non Food Products Technology and non HA-based Biomaterials interest income and Company-wide income tax expenses.  Beginning in fiscal year 2013, the Food Products Technology, the Food Export and the Hyaluronan-based Biomaterials segments include charges for corporate services and tax sharing allocated from the Corporate segment.  All of the assets of the Company are located within the United States of America.  The Company’s international sales were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Taiwan	$12.9	$9.6	$25.8	$19.0
Indonesia	$7.4	$6.4	$13.5	$13.9
Canada	$6.1	$4.9	$12.3	$9.9
Japan	$2.8	$3.8	$5.9	$6.2
Belgium	$1.6	$6.3	$4.6	$8.1
All Other Countries	$7.4	$5.7	$12.5	$9.7

Operations by segment consisted of the following (in thousands):

Three Months Ended Nov. 25, 2012	Food Products Technology	Food Export	HA-based Biomaterials		Corporate	TOTAL
Net sales	$78,593	$28,115		$7,739	$207	$114,654
International sales	$5,959	$28,055		$4,222	$—	$38,236
Gross profit	$13,102	$2,034		$3,116	$207	$18,459
Net income (loss)	$9,212	$866		$338	$(1,503)	$8,913
Depreciation and amortization	$1,174	$1		$592	$38	$1,805
Dividend Income	$281	$—		$—	—	$281
Interest income	$7	$—		$26	$—	$33
Interest expense	$427	$—		$71	$—	$498
Income tax expense	$1,761	$288		$113	$758	$2,920

Three Months Ended Nov. 27, 2011
Net sales	$46,693	$24,229		$9,235	$1,413	$81,570
International sales	$4,640	$24,150		$7,884	$—	$36,674
Gross profit	$4,531	$1,802		$5,264	$1,413	$13,010
Net income (loss)	$2,637	$1,093		$2,838	$(3,228)	$3,340
Depreciation and amortization	$771	$2		$555	$46	$1,374
Dividend Income	$281	$—		$—	$—	$281
Interest income	$22	$—		$58	$1	$81
Interest expense	$—	$—		$163	$—	$163
Income tax expense	$—	$—		$—	$2,049	$2,049

Six Months Ended Nov. 25, 2012
Net sales	$147,224	$53,473		$15,712	$319	$216,728
International sales	$12,182	$53,366		$9,024	$—	$74,572
Gross profit	$23,044	$3,377		$5,482	$319	$32,222
Net income (loss)	$15,128	$1,175		$26	$(3,050)	$13,279
Depreciation and amortization	$2,410	$2		$1,175	$74	$3,661
Dividend Income	$563	$—		$—	—	$563
Interest income	$8	$—		$50	$—	$58
Interest expense	$882	$—		$157	$—	$1,039
Income tax expense	$3,733	$391		$9	$1,351	$5,484

Six Months Ended Nov. 27, 2011
Net sales	$90,056	$45,584		$16,356	$2,875	$154,871
International sales	$9,711	$45,460		$11,650	$—	$66,821
Gross profit	$10,590	$2,816		$7,979	$2,875	$24,260
Net income (loss)	$5,995	$1,390		$3,300	$(5,533)	$5,152
Depreciation and amortization	$1,551	$4		$1,083	$91	$2,729
Dividend Income	$563	$—		$—	$—	$563
Interest income	$30	$—		$105	$22	$157
Interest expense	$—	$—		$340	$—	$340
Income tax expense	$—	$—	$	―	$3,159	$3,159

During the six months ended November 25, 2012 and November 27, 2011, sales to the Company’s top five customers accounted for 36% and 42%, respectively, of revenues.  The Company’s top customer from the Food Products Technology segment accounting for 13% and 16% for the six months ended November 25, 2012 and November 27, 2011, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes.  Commercial sales of Windset cucumbers and peppers in BreatheWay packaging are projected to begin in fiscal year 2013.

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

Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia through Apio’s export company, Cal-Ex.  The Food Export business is a buy/sell business that realizes a margin on average in the 5-8% range.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/25/12	Three months ended 11/27/11	Change	Six months ended 11/25/12	Six months ended 11/27/11	Change
Apio Value Added	$78,593	$46,693	68%	$147,224	$90,056	63%
Apio Export	28,115	24,229	16%	53,473	45,584	17%
Total Apio	106,708	70,922	50%	200,697	135,640	48%
Lifecore	7,739	9,235	(16%)	15,712	16,356	(4%)
Corporate	207	1,413	(85%)	319	2,875	(89%)
Total Revenues	$114,654	$81,570	41%	$216,728	$154,871	40%

Apio Value Added

Apio’s value-added revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels.  In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio’s value-added revenues for the three and six months ended November 25, 2012 compared to the same periods of last year was primarily due to the following factors: (1) $24.3 million and $44.3 million, respectively, of revenues from GreenLine which was acquired on April 23, 2012 and (2) a 20% and 21%, respectively, increase in unit volume sales to existing non-green bean customers resulting primarily from expanded product offerings, gaining additional distribution locations and growth in the fresh-cut vegetable category.  These increases in revenue were partially offset by product mix changes in retail grocery chains to lower priced products from higher priced products.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for both the three and six months ended November 25, 2012 compared to the same periods last year was due to a 3% increase in unit volume sales due to a greater volume of fruit and vegetables being available to export coupled with favorable pricing for export products during the first half of fiscal year 2013.

Lifecore

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2012, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2012 and (3) Veterinary/Other.

The decrease in Lifecore’s revenues for the three and six months ended November 25, 2012 compared to the same periods last year was due to certain shipments which have historically been shipped during the second quarter being delayed and not scheduled for shipment until the third quarter.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC.

The decrease in Corporate revenues for the three and six months ended November 25, 2012 compared to the same periods of the prior year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for Corporate from Monsanto had been $1.35 million per quarter prior to the termination.

Gross Profit (in thousands):

	Three months ended 11/25/12	Three months ended 11/27/11	Change	Six months ended 11/25/12	Six months ended 11/27/11	Change
Apio Value Added	$13,102	$4,531	189%	$23,044	$10,590	118%
Apio Export	2,034	1,802	13%	3,377	2,816	20%
Total Apio	15,136	6,333	139%	26,421	13,406	97%
Lifecore	3,116	5,264	(41%)	5,482	7,979	(31%)
Corporate	207	1,413	(85%)	319	2,875	(89%)
Total Gross Profit	$18,459	$13,010	42%	$32,222	$24,260	33%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three and six months ended November 25, 2012 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended November 25, 2012 compared to the same period last year was primarily due to the 68% increase in revenues coupled with favorable produce sourcing during the quarter which resulted in lower produce costs compared to the second quarter of last year.

The increase in gross profit for Apio’s value-added vegetable business for the six months ended November 25, 2012 compared to the same period last year was primarily due to the 63% increase in revenues coupled with favorable produce sourcing during the first six month of fiscal year 2013 which resulted in lower produce costs compared to the same period of last year.

Apio Export

Apio’s export business is a buy/sell business that realizes a gross margin in the 5-8% range.   The increase in gross profit for Apio’s export business during the three months ended November 25, 2012 compared to the same period last year was due to the 16% increase in revenues.  The 16% increase in revenues was higher than the growth in gross profit because of an unfavorable product mix changes to lower margin products which resulted in a lower gross margin during the second quarter of fiscal year 2013 of 7.2% compared to a gross margin of 7.4% during the second quarter of fiscal year 2012.

The increase in gross profit for Apio’s export business during the six months ended November 25, 2012 compared to the same period last year was due to the 17% increase in revenues.  The 17% increase in revenues was lower than the growth in gross profit because of favorable product mix changes to higher margin products during the first quarter of fiscal year 2013 which resulted in a higher gross margin during the first six months of fiscal year 2013 of 6.3% compared to a gross margin of 6.2% during the first six months of fiscal year 2012.

Lifecore

The decrease in gross profit during the three and six months ended November 25, 2012 compared to the same periods last year was due to the decrease in revenues of $1.5 million and $0.6 million, respectively, as a result of certain shipments which have historically been shipped during the second quarter being delayed and not scheduled for shipment until the third quarter.

Corporate

The decrease in Corporate gross profit for the three and six months ended November 25, 2012 compared to the same periods of the prior year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for Corporate from Monsanto had been $1.35 million per quarter prior to the termination.

Operating Expenses (in thousands):
	Three months ended 11/25/12	Three months ended 11/27/11	Change	Six months ended 11/25/12	Six months ended 11/27/11	Change
Research and Development:
Apio	$274	$243	13%	$602	$513	17%
Lifecore	1,218	1,157	5%	2,367	2,243	6%
Corporate	621	937	(34%)	1,348	1,914	(30%)
Total R&D	$2,113	$2,337	(10%)	$4,317	$4,670	(8%)

Selling, General and Administrative and other:
Apio	$2,336	$3,686	(37%)	$7,821	$7,036	11%
Lifecore	1,123	1,119	0%	2,395	2,113	13%
Corporate	1,794	1,659	8%	3,593	3,359	7%
Total S,G&A	$5,253	$6,464	(19%)	$13,809	$12,508	10%

Research and Development

Landec’s research and development consists primarily of product development and commercialization initiatives.  Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with recent focus on extending the shelf-life of sensitive vegetables and fruit.  In the Lifecore business, the research and development efforts are focused on new products and applications for HA-based biomaterials.  For Corporate, the research and development efforts are focused on uses for our proprietary Intelimer polymers outside of food and HA.

The decrease in research and development expenses for the three and six months ended November 25, 2012 compared to the same periods last year was not significant.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.  Included in S,G&A for Apio is the $3.9 million reversal of the earn-out liability which was recorded as a reduction of operating expenses.

The decrease in S,G&A expenses for the three months ended November 25, 2012 compared to the same period last year was primarily due to the $3.9 million reversal of the earn-out liability, partially offset by: (1) $1.6 million of S,G&A expenses at GreenLine which was acquired on April 23, 2012, (2) a $1.0 million increase in SG&A at Apio, excluding GreenLine, due to the amortization of the customer base intangible acquired in the acquisition of GreenLine, an increase in salary and bonus expenses and additional sales and marketing expenses associated with the increase in revenues, and (3) a $135,000 increase at Corporate due to increased accounting, tax and legal fees.

The increase in S,G&A expenses for the six months ended November 25, 2012 compared to the same period last year was primarily due to: (1) $3.0 million of S,G&A expenses at GreenLine which was acquired on April 23, 2012, (2) a $1.8 million increase in SG&A at Apio, excluding GreenLine, due to the amortization of  the customer base intangible acquired in the acquisition of GreenLine, an increase in salary and bonus expenses and additional sales and marketing expenses associated with the increase in revenues, (3) a $282,000 increase at Lifecore due to the timing of the recognition of certain S,G&A expenses within the fiscal year and (4) a $234,000 increase at Corporate due to increased accounting, tax and legal fees.  These increases were partially offset by the $3.9 million reversal of the earn-out liability.

Other (in thousands):

	Three months ended 11/25/12	Three months ended 11/27/11	Change	Six months ended 11/25/12	Six months ended 11/27/11	Change
Dividend Income	$281	$281	N/M	$563	$563	N/M
Interest Income	$33	$81	(60%)	$58	$157	(63%)
Interest Expense	$(498)	$(163)	206%	$(1,039)	$(340)	206%
Other Income (Exp)	$983	$1,079	(9%)	$5,241	$1,088	382%
Income Taxes	$(2,920)	$(2,049)	43%	$(5,484)	$(3,159)	74%
Non controlling Int.	$(59)	$(98)	(40%)	$(156)	$(239)	(35%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually.  There was no change in dividend income for the three and six months ended November 25, 2012 compared to the same periods last year.

Interest Income

The decrease in interest income for the three and six months ended November 25, 2012 compared to the same periods last year was primarily due to lower cash balances reflecting our use of cash to buyback shares of the Company’s common stock during fiscal year 2012 and to purchase GreenLine.

Interest Expense

The increase in interest expense during the three and six months ended November 25, 2012 compared to the same periods last year was due to interest on the debt incurred in the acquisition of GreenLine.  This increase was partially offset by decreases in interest expenses at Lifecore due to paying down its debt by $1.8 million since the beginning of fiscal year 2012.

Other Income (Expense)

The decrease in other income for the three months ended November 25, 2012 compared to the same period last year is due to an 11% decrease in the fair market value of our Windset investment.  The increase in other income for the six months ended November 25, 2012 compared to the same period last year is due to a $4.3 million increase in the fair market value of our Windset investment which is due to the timing of the recording of the increase this year compared to last year when the majority of the fiscal year 2012 increase occurred in the Company’s third fiscal quarter.

Income Taxes

The increase in the income tax expense for the three and six months ended November 25, 2012 is due to a 117% and 121% increase, respectively, in net income before taxes compared to the same periods last year.  The effective tax rate for the three and six months ended November 25, 2012 was 25% and 29% respectively, compared to 38% for the same periods last year.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and six months ended November 25, 2012 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 25, 2012, the Company had cash and cash equivalents of $4.9 million, a net decrease of $17.3 million from $22.2 million at May 27, 2012.

Cash Flow from Operating Activities

Landec generated $2.4 million of cash from operating activities during the six months ended November 25, 2012 compared to using $742,000 in operating activities for the six months ended November 27, 2011. The primary sources of cash from operating activities during the six months ended November 25, 2012 were from (1) generating $13.4 million of net income, (2) $3.7 million of depreciation and amortization and (3) a $3.0 million net increase in deferred tax liabilities.  The primary reduction of cash from operating activities was the reversal of the $3.9 million earn-out liability which increased net income by the same amount but was a non-cash item and a net increase of $9.4 million in working capital, excluding the decrease in income taxes receivable which is offset by the tax benefit from stock-based compensation.

The primary factors which increased working capital during the first quarter of fiscal year 2013 were (a) an $8.6 million increase in receivables primarily due to the timing of receipts at Apio and that revenues in November this year were $15.2 million higher than November of last year, (b) a $1.8 million decrease in accrued liabilities primarily from paying bonuses earned in fiscal year 2012 during the first quarter of fiscal year 2013 and (c) a $2.4 million increase in inventories at Apio as a result of building inventory for a projected increase in revenues.  Working capital decreased during the first six months of fiscal year 2013 because of a $3.3 million increase in accounts payable due to the addition of GreenLine related payables partially offset by a decrease in payables at Lifecore due to the timing of payments.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 25, 2012 was $5.2 million compared to net cash provided by investing activities of $846,000 for the same period last year.  The primary uses of cash in investing activities during the six months ended November 25, 2012 were for the purchase of $3.3 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses, and from the net purchase of $2.0 million of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 25, 2012 was $14.5 million compared to $4.0 million for the same period last year.  The net cash used in financing activities during the first six months of fiscal year 2013 was primarily due to the $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and is therefore classified as a financing activity, and $7.3 million of payments on the Company’s lines of credit and long-term debt.

Capital Expenditures

During the six months ended November 25, 2012, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses.   These expenditures represented the majority of the $3.3 million of capital expenditures.

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

1)
A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At November 25, 2012, Apio had $7.5 million outstanding under its revolving line of credit.

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

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries.  The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased.  Landec is guaranteeing all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above.  The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of November 25, 2012.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the monthly combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.3 million at November 25, 2012) and with no unused fee (as of November 25, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of November 25, 2012.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 10, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of November 25, 2012 and May 27, 2012 was $248,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $57,000 and $99,000, respectively, for the three and six months ended November 25, 2012 is recorded in other income in the accompanying Consolidated Statements of Income.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have effective controls to provide assurance as to the appropriate application of accounting methods with respect to determining the fair value of its investment in a non-public company for which it has elected the fair value option.  The company misapplied the guidance under FASB ASC 820 - Fair Value Measurement, by incorrectly calculating the fair value of the investment.

To remediate the material weakness described above and enhance our internal control over financial reporting, management has developed and initiated a plan to implement the following changes:

•
Obtain an independent appraisal at least annually and when there has been a significant change in assumptions of the Company’s investment(s) in non-public company(ies) – fair value including a discounted net present value of the investment as of the quarter being reported.

•	Management will validate the significant assumptions of the independent appraiser’s model and verify that the discounted net present value as of the quarter being reported is reasonable.

•
At quarter ends, where an independent appraiser’s model is not obtained, management will validate and update, as necessary, the significant assumptions of that independent appraiser’s qualified model and calculate a discounted net present value as of the quarter being reported.

Management believes that these measures, when fully implemented, will remediate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the fiscal quarter ended November 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 25, 2012.

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
__________________

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

Date:           January 4, 2013