Form 10-Q
period 2013-02-24
LANDEC CORP \CA\
filed 2013-04-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 24, 2013, or

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
  Yes                          No   X

As of March 22, 2013, there were 25,929,412 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 24, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 24, 2013	May 27, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$9,943	$22,177
Marketable securities	3,790	—
Accounts receivable, less allowance for doubtful accounts of $798 and $512 at February 24, 2013 and May 27, 2012, respectively	37,267	31,951
Accounts receivable, related party	312	323
Income taxes receivable	—	47
Inventories	22,385	22,011
Deferred taxes	2,092	2,076
Prepaid expenses and other current assets	6,198	2,578
Total Current Assets	81,987	81,163

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	27,800	21,500
Property and equipment, net	63,056	63,495
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	9,827	10,557
Other assets	1,484	2,136
Total Assets	$282,995	$277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,740	$22,644
Related party accounts payable	191	776
Accrued compensation	5,913	5,782
Other accrued liabilities	2,452	18,642
Deferred revenue	931	162
Lines of credit	4,000	11,666
Current portion of long-term debt	7,047	7,012
Total Current Liabilities	48,274	66,684

Long-term debt, less current portion	35,794	40,305
Deferred taxes	22,283	18,037
Other non-current liabilities	1,965	1,108
Total Liabilities	108,316	126,134

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,906,412 and 25,644,580 shares issued and outstanding at February 24, 2013 and May 27, 2012, respectively	26	26
Additional paid-in capital	125,108	119,894
Retained earnings	47,890	29,822
Total Stockholders’ Equity	173,024	149,742
Non controlling interest	1,655	1,816
Total Equity	174,679	151,558
Total Liabilities and Stockholders’ Equity	$282,995	$277,692
(1) Derived from audited financial statements.
See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Revenues:
Product sales	$117,584	$79,519	$332,977	$232,605
Services revenue, related party	283	545	1,618	2,330
Total revenues	117,867	80,064	334,595	234,935

Cost of revenue:
Cost of product sales	100,090	66,432	283,461	195,596
Cost of services revenue	269	460	1,404	1,907
Total cost of revenue	100,359	66,892	284,865	197,503

Gross profit	17,508	13,172	49,730	37,432

Operating costs and expenses:
Research and development	2,325	2,473	6,642	7,142
Selling, general and administrative	8,524	6,664	26,266	19,172
Change in value of contingent consideration	—	—	(3,933)	—
Total operating costs and expenses	10,849	9,137	28,975	26,314
Operating income	6,659	4,035	20,755	11,118

Dividend income	281	281	844	844
Interest income	46	63	104	219
Interest expense	(487)	(153)	(1,526)	(492)
Other income	1,047	3,508	6,288	4,595
Net income before taxes	7,546	7,734	26,465	16,284
Income tax expense	(2,754)	(2,920)	(8,238)	(6,079)
Consolidated net income	4,792	4,814	18,227	10,205
Non controlling interest	(3)	(49)	(159)	(288)
Net income applicable to Common Stockholders	$4,789	$4,765	$18,068	$9,917

Basic net income per share	$0.19	$0.19	$0.70	$0.38
Diluted net income per share	$0.18	$0.18	$0.68	$0.38
Shares used in per share computation
Basic	25,839	25,538	25,752	25,944
Diluted	26,667	25,825	26,492	26,205

Other comprehensive income, net of tax:
Interest rate swap	—	53	—	100
Income tax expense	—	(20)	—	(35)
Other comprehensive income, net of tax	—	33	—	65

Comprehensive income attributable to Common Stockholders	$4,789	$4,798	$18,068	$9,982

See accompanying notes.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	February 24, 2013	February 26, 2012
Cash flows from operating activities:
Consolidated net income	$18,227	$10,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,527	4,111
Stock-based compensation expense	1,135	1,314
Tax benefit from stock-based compensation expense	(2,743)	(5,511)
Loss on disposal of property and equipment	180	—
Deferred taxes	4,230	157
Earn out liability	(3,933)	—
Change in investment in non-public company (fair market value)	(6,300)	(4,726)
Changes in current assets and current liabilities:
Accounts receivable, net	(5,316)	(1,718)
Accounts receivable, related party	11	75
Income taxes receivable	2,790	5,870
Inventories	(374)	229
Issuance of notes and advances receivable	(4,171)	(3,699)
Collection of notes and advances receivable	3,586	3,196
Prepaid expenses and other current assets	(3,035)	3,577
Accounts payable	5,096	(2,295)
Related party accounts payable	(585)	(83)
Accrued compensation	131	837
Other accrued liabilities	(2,564)	(691)
Deferred revenue	1,583	(2,313)
Net cash provided by operating activities	13,475	8,535

Cash flows from investing activities:
Purchases of property and equipment	(4,538)	(3,892)
Purchase of marketable securities	(5,239)	(25,679)
Proceeds from maturities of marketable securities	1,449	19,581
Proceeds from sales of marketable securities	—	9,128
Net cash used in investing activities	(8,328)	(862)

Cash flows from financing activities:
Repurchase of outstanding common stock	—	(5,007)
Proceeds from sale of common stock	1,385	91
Taxes paid by Company for stock swaps and RSUs	(49)	(38)
Tax benefit from stock-based compensation expense	2,743	5,511
Earn out payment from Lifecore acquisition	(9,650)	—
Principal payments on long-term debt	(4,476)	(3,330)
Payments on lines of credit	(7,666)	—
Decrease (Increase) in other assets	652	(244)
Payments to minority interest holders	(320)	(257)
Net cash used in financing activities	(17,381)	(3,274)
Net (decrease) increase in cash and cash equivalents	(12,234)	4,399
Cash and cash equivalents at beginning of period	22,177	8,135
Cash and cash equivalents at end of period	$9,943	$12,534
Supplemental schedule of noncash operating activities:
Change in value of contingent consideration	$3,933	$—
Unrealized gain from interest rate swap	$—	$65

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 24, 2013 and the results of operations and cash flows for all periods presented.  Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2012.

The results of operations for the nine months ended February 24, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date as the Company views the funds within its portfolio as available for use in its current operations.  The Company classifies all debt securities with readily determined market values as “available for sale.” The aggregate amount of CDs included in marketable securities at February 24, 2013 and May 27, 2012 was $1.7 million and zero, respectively.  The contractual maturities of the Company’s marketable securities that are due in less than one year represented $3.5 million and zero of its marketable securities as of February 24, 2013 and May 27, 2012, respectively.  The contractual maturities of the Company’s marketable securities that are due in one to two years represented $251,000 and zero of its marketable securities as of February 24, 2013 and May 27, 2012, respectively. Investments in marketable securities are carried at fair market value.  Unrealized gains and losses are reported as other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and discounts to maturity.  This amortization is recorded to interest income.  Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income and were not significant for the three and nine months ended February 24, 2013 and February 26, 2012.  During the three and nine months ended February 24, 2013, the Company did not sell any marketable securities.  During the three and nine months ended February 26, 2012, the Company sold $9.1 million of marketable securities.  The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments.  For short-term instruments, the historical carrying amount approximates the fair value of the instrument.  The fair value of long-term debt and lines of credit approximates their carrying value.  Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates.  Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of February 24, 2013 or May 27, 2012.

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

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 24, 2013 and May 27, 2012.  The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

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

As of February 24, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and its minority interest investment in Windset.

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

The fair value of the Company’s liability for contingent consideration as of May 27, 2012 was based on significant inputs not observed in the market and thus represented a Level 3 measurement.  The Company determined the fair value of the liability for the contingent consideration as of May 27, 2012, based on a probability-weighted discounted cash flow analysis, as further discussed in Note 2 to the Consolidated Financial Statements.

  The Company has elected the fair value option of accounting for its investment in Windset. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates.  As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment, as further discussed in Note 4.  The change in the fair market value of the Company’s investment in Windset for the three and nine months ended February 24, 2013 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods.   In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 24, 2013			At May 27, 2012
Revenue growth rates	3%	to	12%	3%	to	24%
Expense growth rates	3%	to	9%	3%	to	18%
Income tax rates		15%			25%
Discount rates	19%	to	29%	14%	to	21%

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

Impact on value of Windset investment as of February 24, 2013
10% increase in revenue growth rates	$1,350
10% increase in expense growth rates	$(1,050)
10% increase in income tax rates	$(75)
10% increase in discount rates	$(825)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position.  The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 24, 2013 and May 27, 2012 (in thousands):

	Fair Value at February 24, 2013			Fair Value at May 27, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,790	$-	$-	$-	$-	$-
Investment in private company	-	-	27,800	-	-	21,500
Total	$3,790	$-	$27,800	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$-	$-	$-	$3,933
Interest rate swap	-	203	-	-	347	-
Total	$-	$203	$-	$-	$347	$3,933

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility.  The Company records pricing allowances, including discounts based on arrangements with customers, as a reduction to both accounts receivable and net revenue.

When a sales arrangement contains multiple elements, the Company allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore, uses estimated selling prices to allocate revenue between the elements of the arrangement.

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

New Accounting Pronouncements

Intangibles-Goodwill and Other

In September 2011, the FASB issued new guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill and intangibles impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company adopted this standard beginning in fiscal year 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account to secure Landec’s indemnification rights with respect to certain matters, including breaches of representations, warranties and covenants.  In addition, the GreenLine Purchase Agreement included a potential earn out payment up to $7.0 million in the event that GreenLine achieved certain revenue targets during calendar year 2012.  The earn out was comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more.  In April 2012, the Company performed an analysis of projected revenues for GreenLine and concluded at that time that there was a reasonable probability that GreenLine would meet, but not exceed, the initial revenue target and therefore, the Company recorded a $3.9 million liability as of May 27, 2012, representing the present value of the fair market value of the expected earn out payment.  As a result of the severe drought in the Midwest during 2012, lower than expected results from new product launches and new planned business not being realized, during the second quarter of fiscal year 2013, the Company determined that GreenLine would not achieve the earn out revenue target and, therefore, the Company reversed the $3.9 million liability recorded for the earn out and recorded a corresponding credit to the “Change in value of contingent consideration” in its Consolidated Condensed Statements of Comprehensive Income for the nine months ended February 24, 2013.

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

The Company used a combination of the market and cost approaches to estimate the fair values of the GreenLine assets acquired and liabilities assumed.  During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date.   No adjustments were made to the fair values of GreenLine assets acquired or liabilities assumed during the nine months ended February 24, 2013.  The Company has finalized the fair values of the acquired assets and assumed liabilities and has completed the purchase price allocation.

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

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement.  The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010.  Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement.  Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010.  The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of February 24, 2013 and May 27, 2012.  No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

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

In accordance with accounting guidance, the investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders.  As the put and call options require the Purchased Shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.  The Company has adopted fair value option in the accounting for its investment in Windset effective on the acquisition date.  The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates (see Note 1) and is therefore considered Level 3 for fair value measurement purposes.  The Company believes that reporting its investment at fair value provides its investors with useful information on the performance of the Company’s investment and the anticipated appreciation in value as Windset expands its business.

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

During the three and nine months ended February 24, 2013 and February 26, 2012, the Company recorded $281,000 and $844,000, respectively, in dividend income.  The change in the fair market value of the Company’s investment in Windset for the three months ended February 24, 2013 and February 26, 2012 was $1.0 million and $3.6 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.  The change in the fair market value of the Company’s investment in Windset for the nine months ended February 24, 2013 and February 26, 2012 was $6.3 million and $4.7 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

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

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”).  In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement.  As of February 24, 2013, two products have been added to the agreement.

Nitta

In July 2012, the Company entered into a research and development agreement with Nitta Corporation, a Japanese company, to develop additional uses of the Company’s adhesive polymer technology for electronics.  For the three and nine months ended February 24, 2013, the Company recognized $275,000 and $413,000, respectively, in research and development revenues from this agreement.  The agreement was amended in November 2012, to extend and expand the scope of the work under the agreement for another six months.  The Company expects to recognize an additional $275,000 in research and development revenue under the amended agreement during the fourth quarter of fiscal year 2013.

6.            Stock-Based Compensation

In the three and nine months ended February 24, 2013, the Company recognized stock-based compensation expense of $464,000 and $1,135,000, respectively, which included $230,000 and $528,000 for restricted stock unit awards and $234,000 and $607,000 for stock option grants, respectively.  In the three and nine months ended February 26, 2012, the Company recognized stock-based compensation expense of $429,000 and $1,314,000 respectively, which included $192,000 and $587,000 for restricted stock unit awards and $237,000 and $727,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 24, 2013	Three Months Ended February 26, 2012	Nine Months Ended February 24, 2013	Nine Months Ended February 26, 2012
Research and development	$251,000	$136,000	$465,000	$390,000
Sales, general and administrative	$213,000	$293,000	$670,000	$924,000
Total stock-based compensation	$464,000	$429,000	$1,135,000	$1,314,000

As of February 24, 2013, there was $1.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans.  Total expense is expected to be recognized over the weighted-average period of 1.6 years for stock options and 1.3 years for restricted stock unit awards.

7.           Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):
	Three Months Ended February 24, 2013	Three Months Ended February 26, 2012	Nine Months Ended February 24, 2013	Nine Months Ended February 26, 2012
Numerator:
Net income applicable to Common Stockholders	$4,789	$4,765	$18,068	$9,917

Denominator:
Weighted average shares for basic net income per share	25,839	25,538	25,752	25,944
Effect of dilutive securities:
Stock options and restricted stock units	828	287	740	261
Weighted average shares for diluted net income per share	26,667	25,825	26,492	26,205

Diluted net income per share	$0.18	$0.18	$0.68	$0.38

For the three months ended February 24, 2013 and February 26, 2012, the computation of the diluted net income per share excludes the impact of options to purchase 95,527 shares and 1.9 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 24, 2013 and February 26, 2012, the computation of the diluted net income per share excludes the impact of options to purchase 88,128 shares and 2.0 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.             Income Taxes

The provision for income taxes for the three and nine months ended February 24, 2013 was $2.8 million and $8.2 million, respectively.  The effective tax rate for the nine months ended February 24, 2013 was 31% compared to 38% for the same periods in fiscal year 2012. The effective tax rate for the nine months ended February 24, 2013 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, domestic manufacturing deduction, non-deductible stock-based compensation expense and the benefit of federal and state research and development credits.  In addition, the tax expense for the nine months ended February 24, 2013 includes discrete tax benefits for  tax adjustments related to the earn-out payment to the former GreenLine owners, disqualifying disposition on Incentive Stock Options, and reinstatement of a prior year research credit as a result of the American Taxpayer Relief Act of 2012.

As of February 24, 2013, the Company had unrecognized tax benefits of approximately $1.0 million.  Included in the balance of unrecognized tax benefits as of February 24, 2013 is approximately $785,000 of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect to significantly change its unrecognized tax benefits within the next twelve months.

In accordance with accounting guidance, the Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 24, 2013 and May 27, 2012.

Due to tax attribute carry forwards, the Company is subject to examination for tax years 1996 and later for U.S. tax purposes.  The Company was also subject to examination in various state jurisdictions for tax years 1998 and later, none of which were individually significant.

9.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 24, 2013	May 27, 2012
Finished goods	$10,093	$9,406
Raw materials	9,223	9,876
Work in progress	3,069	2,729
Total	$22,385	$22,011

10.          Debt

Long-term debt consists of the following (in thousands):
	February 24, 2013	May 27, 2012
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$17,291	$17,957
Real estate bridge loan agreement with GE Capital; due in monthly principal and interest payments of $8,902 with a lump sum final principal payment due on May 1, 2013 with interest based on a fixed rate of 4.02% per annum	1,155	1,200
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	11,485	12,660
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	9,750	12,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.31% and 0.42% at February 24, 2013 and May 27, 2012, respectively)	3,160	3,500
Total	42,841	47,317
Less current portion	(7,047)	(7,012)
Long-term portion	$35,794	$40,305

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit with GE Capital, with an interest rate of LIBOR plus 2%, with monthly availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $19.1 million at February 24, 2013).  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At February 24, 2013 and May 27, 2012, Apio had $4.0 million and $11.7 million, respectively, outstanding under its revolving line of credit.

Apio’s obligations under the GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries.  The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased.  The GE Capital real estate and equipment loans are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement.  The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of February 24, 2013.  Unamortized loan origination fees for the GE Debt Agreements were $1.0 million and $1.3 million at February 24, 2013 and May 27, 2012, respectively, and are included in Other Assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $6.9 million at February 24, 2013) and with no unused fee (at February 24, 2013 and May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described below.

Lifecore’s obligations under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of February 24, 2013.  Unamortized loan origination fees for the Lifecore Loan Agreements were $161,000 and $139,000 as of February 24, 2013 and May 27, 2012, respectively, and are included in Other Assets in the Consolidated Balance Sheets.

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

11.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015, under its prior credit agreement with Wells Fargo.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the prior credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 10, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of February 24, 2013 and May 27, 2012 was $203,000 and $347,000, respectively, and is included in other non-current liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $45,000 and $144,000 for the three and nine months ended February 24, 2013 is recorded in other income in the accompanying Consolidated Statements of Comprehensive Income.

12.           Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended February 24, 2013 and February 26, 2012, the Company recognized revenues of $334,000 and $698,000, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties.  During the nine months ended February 24, 2013 and February 26, 2012, the Company recognized revenues of $2.0 million and $2.8 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $312,000 and $323,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of February 24, 2013 and May 27, 2012, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties.  During the three months ended February 24, 2013 and February 26, 2012, the Company recognized cost of product sales of $933,000 and $940,000, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from these parties.  During the nine months ended February 24, 2013 and February 26, 2012, the Company recognized cost of product sales of $4.8 million and $3.8 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from these parties.  The related accounts payable of $191,000 and $776,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of February 24, 2013 and May 27, 2012, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.          Stockholders’ Equity

During the nine months ended February 24, 2013, the Company granted options to purchase 20,000 shares of common stock and 6,666 of restricted stock unit awards.

As of February 24, 2013 the Company has reserved 2.5 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock.   The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice.  During both the three and nine months ended February 24, 2013, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts)

February 24, 2013
Common Stock Shares
Balance at May 27, 2012	25,644,580
Stock options exercised, net of shares tendered	250,584
Vested restricted stock units, net of shares tendered	11,248
Balance at February 24, 2013	25,906,412

Common Stock
Balance at May 27, 2012	$26
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at February 24, 2013	$26

Additional Paid-in Capital
Balance at May 27, 2012	$119,894
Stock options exercised, net of shares tendered	1,385
Taxes paid by Company for RSUs vested	(49)
Stock-based compensation expense	1,135
Tax-benefit from stock based compensation expense	2,743
Balance at February 24, 2013	$125,108
Retained Earnings
Balance at May 27, 2012	$29,822
Net income	18,068
Balance at February 24, 2013	$47,890

Non controlling Interest
Balance at May 27, 2012	$1,816
Non controlling interest in net income	159
Distributions to non controlling interest	(320)
Balance at February 24, 2013	$1,655

14.         Business Segment Reporting

The Company manages its business operations through three strategic business units.  Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut vegetables that incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry.  In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products.  The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically.  The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets.  As a result of the sale of Landec Ag to INCOTEC and the termination of the Monsanto Agreement in fiscal year 2012, the Company has eliminated the Technology Licensing segment and combined the remainder of that business into the Corporate segment.  As a result of this change, the segment information for the three and nine months ended February 26, 2012 has been reclassified to conform with the current year classification.  Corporate licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products.  Corporate also includes general and administrative expenses, non Food Products Technology and non HA-based Biomaterials interest income and Company-wide income tax expenses.  Beginning in fiscal year 2013, the Food Products Technology, the Food Export and the Hyaluronan-based Biomaterials segments include charges for corporate services and tax sharing allocated from the Corporate segment.  All of the assets of the Company are located within the United States of America.  The Company’s international sales were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Taiwan	$2.9	$2.0	$28.7	$20.9
Canada	$7.4	$5.4	$19.7	$15.2
Indonesia	$4.1	$5.4	$17.6	$19.3
Belgium	$10.6	$6.0	$15.2	$14.1
Japan	$1.5	$1.6	$7.4	$7.8
All Other Countries	$7.8	$4.5	$20.2	$14.5

Operations by segment consisted of the following (in thousands):

Three Months Ended February 24, 2013	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$86,707	$13,381	$17,331	$448	$117,867
International sales	$7,293	$13,381	$13,579	$—	$34,253
Gross profit	$5,846	$1,031	$10,243	$388	$17,508
Net income (loss)	$338	$228	$5,687	$(1,464)	$4,789
Depreciation and amortization	$1,224	$1	$602	$39	$1,866
Dividend Income	$281	$—	$—	—	$281
Interest income	$4	$—	$42	$—	$46
Interest expense	$421	$—	$66	$—	$487
Income tax expense	$113	$76	$1,895	$670	$2,754

Three Months Ended February 26, 2012
Net sales	$56,456	$12,388	$11,066	$154	$80,064
International sales	$5,179	$12,159	$7,600	$—	$24,938
Gross profit	$5,478	$917	$6,623	$154	$13,172
Net income (loss)	$5,851	$339	$3,970	$(5,395)	$4,765
Depreciation and amortization	$762	$2	$572	$46	$1,382
Dividend Income	$281	$—	$—	$—	$281
Interest income	$12	$—	$43	$8	$63
Interest expense	$—	$—	$153	$—	$153
Income tax expense	$—	$—	$—	$2,920	$2,920

Nine Months Ended February 24, 2013
Net sales	$233,931	$66,854	$33,043	$767	$334,595
International sales	$19,475	$66,747	$22,603	$—	$108,825
Gross profit	$28,891	$4,407	$15,725	$707	$49,730
Net income (loss)	$15,466	$1,403	$5,713	$(4,514)	$18,068
Depreciation and amortization	$3,634	$3	$1,777	$113	$5,527
Dividend Income	$844	$—	$—	$—	$844
Interest income	$12	$—	$92	$—	$104
Interest expense	$1,303	$—	$223	$—	$1,526
Income tax expense	$3,846	$467	$1,904	$2,021	$8,238

Nine Months Ended February 26, 2012
Net sales	$146,512	$57,972	$27,422	$3,029	$234,935
International sales	$14,890	$57,619	$19,250	$—	$91,759
Gross profit	$16,068	$3,733	$14,602	$3,029	$37,432
Net income (loss)	$11,846	$1,729	$7,270	$(10,928)	$9,917
Depreciation and amortization	$2,313	$6	$1,655	$137	$4,111
Dividend Income	$844	$—	$—	$—	$844
Interest income	$42	$—	$148	$29	$219
Interest expense	$—	$—	$492	$—	$492
Income tax expense	$—	$—	$—	$6,079	$6,079

During the nine months ended February 24, 2013 and February 26, 2012, sales to the Company’s top five customers accounted for 39% and 44%, respectively, of revenues.  The Company’s top customer from the Food Products Technology segment accounting for 14% and 17% for the nine months ended February 24, 2013 and February 26, 2012, respectively.  The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto Company (“Monsanto”), to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market.  These novel products are packaged in Landec’s proprietary BreatheWay packaging and a commercial sales agreement was entered into on June 12, 2012 and sales started in the Fall of 2012 under Monsanto’s Beneforte® brand to retail grocery and Club store chains.

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

Non-Seed Business

The Company believes its technology has commercial potential in a wide range of industrial, consumer and medical applications beyond those identified in our other segments.  For example, our core patented technology, Intelimer materials, can be used to trigger release of catalysts, insecticides or fragrances just by changing the temperature of the Intelimer materials or to activate adhesives through controlled temperature change.  In order to exploit these opportunities, we have entered into and will selectively enter into licensing and collaborative corporate agreements for product development and/or distribution in certain fields.  However, given the infrequency and unpredictability of when the Company may enter into any such licensing and research and development arrangements, the Company is unable to disclose its financial expectations in advance of entering into such arrangements.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/24/13	Three months ended 2/26/12	Change	Nine months ended 2/24/13	Nine months ended 2/26/12	Change
Apio Value Added	$86,707	$56,456	54%	$233,931	$146,512	60%
Apio Export	13,381	12,388	8%	66,854	57,972	15%
Total Apio	100,088	68,844	45%	300,785	204,484	47%
Lifecore	17,331	11,066	57%	33,043	27,422	20%
Corporate	448	154	191%	767	3,029	(75%)
Total Revenues	$117,867	$80,064	47%	$334,595	$234,935	42%

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

The increase in Apio’s value-added revenues for the three and nine months ended February 24, 2013 compared to the same periods of last year was primarily due to the following factors: (1) $26.0 million and $70.3 million, respectively, of revenues from GreenLine which was acquired on April 23, 2012 and (2) a 5% and 14%, respectively, increase in unit volume sales to existing non-green bean customers resulting primarily from expanded product offerings, gaining additional distribution locations and growth in the fresh-cut vegetable category.  These increases in revenue were partially offset by product mix changes in retail grocery chains to lower priced products from higher priced products.

Apio Export

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex.  Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three and nine months ended February 24, 2013 compared to the same periods last year was due to a 6% and 4%, respectively, increase in unit volume sales due to a greater volume of fruit and vegetables being available to export coupled with favorable pricing for export products during the first half of fiscal year 2013.

Lifecore

 Lifecore principally generates revenue through the sale of products containing HA.  Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2012, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2012 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended February 24, 2013 compared to the same period last year was due to certain shipments of HA for Ophthalmic applications, which have historically been shipped during the second quarter, such as during the second quarter of last year, being delayed and shipped during the third quarter this fiscal year.

The increase in Lifecore’s revenues for the nine months ended February 24, 2013 compared to the same period last year was due to increased sales of HA and aseptically filled syringe products to existing customers and sales of new products recently approved by the FDA to existing Ophthalmic customers.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC.

The increase in Corporate revenues for the three months ended February 24, 2013 compared to the same period of last year was primarily due to revenue from the new Nitta research and development agreement entered into at the beginning of the third quarter of fiscal year 2013.

The decrease in Corporate revenues for the nine months ended February 24, 2013 compared to the same period of last year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The Company recognized $2.7 million in license fees from the Monsanto Agreement during the first nine months of fiscal year 2012.  The Monsanto license fees were partially offset by research and development revenues from Nitta.

Gross Profit (in thousands):

	Three months ended 2/24/13	Three months ended 2/26/12	Change	Nine months ended 2/24/13	Nine months ended 2/26/12	Change
Apio Value Added	$5,846	$5,478	7%	$28,891	$16,068	80%
Apio Export	1,031	917	12%	4,407	3,733	18%
Total Apio	6,877	6,395	8%	33,298	19,801	68%
Lifecore	10,243	6,623	55%	15,725	14,602	8%
Corporate	388	154	152%	707	3,029	(77%)
Total Gross Profit	$17,508	$13,172	33%	$49,730	$37,432	33%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few.  Many of these factors influence or are interrelated with other factors.  The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles.  These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs.  The following are the primary reasons for the changes in gross profit for the three and nine months ended February 24, 2013 compared to the same periods last year as outlined in the table above.

Apio Value-Added

The increase in gross profit for Apio’s value-added vegetable business for the three months ended February 24, 2013 compared to the same period last year was primarily due to the 54% increase in revenues significantly offset by approximately $3.0 million of unfavorable produce sourcing and related costs for non-green bean produce during the quarter as a result of weather issues in California during the third quarter of fiscal year 2013 and due to higher costs for green beans during the winter months compared to the rest of the year which results in approximately 7% lower margins for GreenLine products during the winter months.

The increase in gross profit for Apio’s value-added vegetable business for the nine months ended February 24, 2013 compared to the same period last year was primarily due to (1) the 60% increase in revenues, (2) the addition of higher margin GreenLine products, and (3) favorable produce sourcing during the first six months of fiscal year 2013, which increased margins by approximately 2% ; with the favorability during the first six months partially offset by the net impact of produce sourcing during the third quarter of fiscal year 2013.

Apio Export

Apio’s export business is a buy/sell business that typically realizes a gross margin in the 5-8% range.   The increase in gross profit for Apio’s export business during the three months ended February 24, 2013 compared to the same period last year was primarily due to an 8% increase in revenues.  The 8% increase in revenues was lower than the growth in gross profit because of favorable product mix changes to higher margin products which resulted in a higher gross margin during the third quarter of fiscal year 2013 of 7.7% compared to a gross margin of 7.4% during the third quarter of fiscal year 2012.

The increase in gross profit for Apio’s export business during the nine months ended February 24, 2013 compared to the same period last year was primarily due to a 15% increase in revenues.  The 15% increase in revenues was lower than the growth in gross profit because of favorable product mix changes to higher margin products during the first nine months of fiscal year 2013 which resulted in a higher gross margin during the first nine months of fiscal year 2013 of 6.6% compared to a gross margin of 6.4% during the first nine months of fiscal year 2012.

Lifecore

The increase in gross profit during the three and nine months ended February 24, 2013 compared to the same periods last year was due to a increase in revenues of $6.3 million and $5.6 million, respectively, as a result of certain shipments which have historically been shipped during the second quarter being delayed and not shipped until the third quarter and the increased sales of products, both historical products and new products, to existing customers while maintaining historical margins on the increased sales.

Corporate

The increase in Corporate gross profit for the three months ended February 24, 2013 compared to the same period last year was due to the new research and development agreement with Nitta Corporation which resulted in $275,000 of research and development revenues and gross profit during the quarter.

The decrease in Corporate gross profit for the nine months ended February 24, 2013 compared to the same period last year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012.  The quarterly revenues and gross profit for Corporate from Monsanto had been $1.35 million per quarter prior to the termination.  This decrease in license fees from Monsanto was partially offset by gross profit from the new research and development agreement with Nitta.

Operating Expenses (in thousands):
	Three months ended 2/24/13	Three months ended 2/26/12	Change	Nine months ended 2/24/13	Nine months ended 2/26/12	Change
Research and Development:
Apio	$236	$279	(15%)	$838	$792	6%
Lifecore	1,258	1,232	2%	3,625	3,475	4%
Corporate	831	962	(14%)	2,179	2,875	(24%)
Total R&D	$2,325	$2,473	(6%)	$6,642	$7,142	(7%)

Selling, General and Administrative and other:
Apio	$5,614	$3,722	51%	$13,435	$10,758	25%
Lifecore	1,093	1,268	(14%)	3,488	3,381	3%
Corporate	1,817	1,674	9%	5,410	5,033	7%
Total S,G&A	$8,524	$6,664	28%	$22,333	$19,172	16%

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

The decrease in research and development expenses for the three and nine months ended February 24, 2013 compared to the same periods last year was primarily due to the research and development expenses from Landec Ag in fiscal year 2012 which was sold in June 2012.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.  Included as a reduction to S,G&A for Apio is a $3.9 million reversal of the earn-out liability which was recorded as a reduction of operating expenses.

The increase in S,G&A expenses for the three months ended February 24, 2013 compared to the same period last year was primarily due to: (1) $1.6 million of S,G&A expenses at GreenLine which was acquired on April 23, 2012, (2) $307,000 increase in SG&A at Apio, excluding GreenLine, primarily from the amortization of the customer base intangible acquired in the acquisition of GreenLine and (3) a $143,000 increase at Corporate due to increased accounting, tax and legal fees.  These increases were partially offset by a $175,000 decrease in S,G&A at Lifecore due primarily to lower headcount.

 The increase in S,G&A expenses for the nine months ended February 24, 2013 compared to the same period last year was primarily due to: (1) $4.5 million of S,G&A expenses at GreenLine which was acquired on April 23, 2012, (2) a $2.1 million increase in SG&A at Apio, excluding GreenLine, due to the amortization of  the customer base intangible acquired in the acquisition of GreenLine, an increase in salary and bonus expenses and additional sales and marketing expenses associated with the increase in revenues, (3) a $107,000 increase at Lifecore due to the timing of the recognition of certain S,G&A expenses within the fiscal year and (4) a $377,000 increase at Corporate due to increased accounting, tax and legal fees.  These increases are partially offset by a $3.9 million reversal of the earn-out liability.

Other (in thousands):

	Three months ended 2/24/13	Three months ended 2/26/12	Change	Nine months ended 2/24/13	Nine months ended 2/26/12	Change
Dividend Income	$281	$281	—	$844	$844	—
Interest Income	$46	$63	(27%)	$104	$219	(53%)
Interest Expense	$(487)	$(153)	218%	$(1,526)	$(492)	210%
Other Income	$1,047	$3,508	(70%)	$6,288	$4,595	37%
Income Taxes	$(2,754)	$(2,920)	(6%)	$(8,238)	$(6,079)	36%
Non controlling Int.	$(3)	$(49)	(94%)	$(159)	$(288)	(45%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually.  There was no change in dividend income for the three and nine months ended February 24, 2013 compared to the same periods last year.

Interest Income

The decrease in interest income for the three and nine months ended February 24, 2013 compared to the same periods last year was primarily due to lower cash balances reflecting our use of cash to buyback shares of the Company’s common stock during fiscal year 2012 and to purchase GreenLine.

Interest Expense

The increase in interest expense during the three and nine months ended February 24, 2013 compared to the same periods last year was due to interest on the debt incurred in the acquisition of GreenLine.  This increase was partially offset by decreases in interest expense at Lifecore due to paying down its debt by $2.6 million since the beginning of fiscal year 2012.

Other Income

The decrease in other income for the three months ended February 24, 2013 compared to the same period last year is due to an update in the valuation of our Windset investment due to the receipt of updated forecasts and changes in certain assumptions during the Company’s first fiscal quarter in 2013, whereas last year new forecasts underlying the valuation were received and the valuation was updated during the third quarter of fiscal year 2012.

The increase in other income for the nine months ended February 24, 2013 compared to the same period last year is due to a $1.7 million increase in the fair market value of our Windset investment.

Income Taxes

The decrease in the income tax expense for the three months ended February 24, 2013 is due to a 2% decrease in net income before taxes compared to the same period last year and due to a reduction of the effective tax rate for the three months ended February 24, 2013 to 36% from 38% for the same period last year.

The increase in the income tax expense for the nine months ended February 24, 2013 is due to a 63% increase in net income before taxes compared to the same period last year.  The effective tax rate for the nine months ended February 24, 2013 was 31% compared to 38% for the same period last year primarily because the $3.9 million reversal of the earn-out liability during the second quarter of fiscal year 2012 related to the GreenLine acquisition was not subject to income taxes which resulted in a lower effective tax rate for the nine months ended February 24, 2013.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and nine months ended February 24, 2013 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 24, 2013, the Company had cash and cash equivalents of $9.9 million, a net decrease of $12.3 million from $22.2 million at May 27, 2012.

Cash Flow from Operating Activities

Landec generated $13.5 million of cash from operating activities during the nine months ended February 24, 2013 compared to generating $8.5 million from operating activities during the nine months ended February 24, 2012. The primary sources of cash from operating activities during the nine months ended February 24, 2013 were from (1) generating $18.2 million of net income, (2) $6.7 million of depreciation/amortization and stock based compensation expenses and (3) a $4.2 million net increase in deferred tax liabilities.  The primary reduction of cash from operating activities was from (1) the $6.3 million non-cash increase in the Company’s investment in Windset, (2) a reversal of the $3.9 million earn-out liability from the GreenLine acquisition which increased net income by the same amount but was a non-cash item and (3) a net increase of $5.5 million in working capital, excluding the portion of the decrease in income taxes receivable which is attributable to the tax benefit from stock-based compensation.

The primary factors which increased working capital during the first nine months of fiscal year 2013 were a $5.3 million increase in receivables primarily due to the timing of receipts at Apio and that revenues in February this year were $2.6 million higher than May of last year and a $2.6 million decrease in accrued liabilities primarily from paying bonuses earned in fiscal year 2012 during the first quarter of fiscal year 2013 and (c) a $3.0 million increase in prepaid expenses and other current assets was primarily due to an increase in prepaid income taxes and prepaid insurance at Corporate.  Working capital decreased during the first nine months of fiscal year 2013 because of a $5.1 million increase in accounts payable due to the timing of payments at Apio and from the $1.6 million increase in deferred revenues from the sale of Landec Ag to INCOTEC in June 2012 and from product that has been manufactured at Lifecore and billed but not yet shipped.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 24, 2013 was $8.3 million compared to $862,000 for the same period last year.  The primary uses of cash in investing activities during the nine months ended February 24, 2013 were for the purchase of $4.5 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses, and from the net purchase of $3.8 million of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 24, 2013 was $17.4 million compared to $3.3 million for the same period last year.  The net cash used in financing activities during the first nine months of fiscal year 2013 was primarily due to the $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and is therefore classified as a financing activity, and $12.1 million of payments on the Company’s lines of credit and long-term debt.  These uses of cash in financing activities were partially offset by a $2.7 million tax benefit from stock-based compensation and from $1.4 million of cash received from the exercise of stock options by Company employees.

Capital Expenditures

During the nine months ended February 24, 2013, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses.   These expenditures represented the majority of the $4.5 million of capital expenditures.

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

1)
A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries.  Apio’s revolving line of credit has an unused fee of 0.375% per annum.  At February 24, 2012, Apio had $4.0 million outstanding under its revolving line of credit.

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

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries.  The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased.  Landec is guaranteeing all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above.  The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure.  In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0.  Apio was in compliance with all financial covenants as of February 24, 2013.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)
A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the monthly combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $6.9 million at February 24, 2013) and with no unused fee (as of February 24, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)
A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore.  The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure.  In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter.  Lifecore was in compliance with all financial covenants as of February 24, 2013.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015.  The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo.  The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as is its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated.   As mentioned in Note 11, upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility.  The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo.  As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012.  The fair value of the swap arrangement as of February 24, 2013 and May 27, 2012 was $203,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying balance sheet.  The change in the fair value of the swap of $45,000 and $144,000, respectively, for the three and nine months ended February 24, 2013 is recorded in other income in the accompanying Consolidated Statements of Comprehensive Income.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2013.

Item 4.   Controls and Procedures

Evaluation of Internal and Disclosure Controls and Procedures

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

Notwithstanding the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

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

Management believes that these measures will remediate the material weakness described above. Management believes these measures have been fully implemented as of the date of this report, but subsequent to the period covered by this report. The Company’s auditors will evaluate the effectiveness of these measures in the fourth quarter of fiscal year 2013. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company continues to implement our remediation plan for the material weakness in the effectiveness of controls related to determining the fair value of its investment in a non-public company discussed in Item 4 above. Based on our progress to date in the implementation of our remediation plan, we believe we will complete the required remedial actions for the material weakness in the fourth quarter of fiscal year 2013. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The additional costs associated with the above remedial actions are not material.

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

There can be no assurance that our disclosure controls and procedures will be effective in preventing a material weakness or significant deficiency in internal control over financial reporting from occurring in the future. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on February 24, 2013.

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

Date:           April 4, 2013