Form 10-K
period 2013-05-26
LANDEC CORP \CA\
filed 2013-08-07
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 26, 2013, or

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

Yes ___ No X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $233,854,000 as of November 25, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 19, 2013, there were 26,464,518 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2013 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and market differentiated products in food and biomedical materials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s materials are generally proprietary in that they are specially formulated for specific customers to meet specific commercial applications and in some cases, specific regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation and a key differentiating advantage on which Landec has built its business.

Landec has three core businesses – Food Products Technology, Food Export and HA-based Biomaterials, each of which is described below. Financial information concerning the industry segments for which the Company reported its operations during fiscal years 2011, 2012 and 2013 is summarized in Note 14 to the Consolidated Financial Statements.

Landec’s wholly-owned subsidiary, Apio, Inc. (“Apio”), operates our Food Products Technology business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® and GreenLine® brands. In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay® membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). The Export business purchases and sells whole fruit and vegetable products predominantly to Asian markets.

Landec’s wholly-owned subsidiary, Lifecore Biomedical, Inc. (“Lifecore”), operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals including humans. Lifecore’s products are primarily sold for use in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary. Lifecore also supplies limited quantities of HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA, and uses its aseptic filling capabilities to also deliver private-labeled HA finished goods to its customers. In addition, Lifecore manufactures and sells it own HA-based finished goods in several foreign markets. Lifecore is known as a premium supplier of HA. Its name recognition allows Lifecore to attract new customers and sell new products and offer its services with a minimal marketing and sales infrastructure.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

Landec has two polymer technology platforms. The first platform is its Intelimer polymer and the second is Lifecore’s HA.

A) Intelimer Polymers

Intelimer polymers are crystalline, hydrophobic polymers that have unique properties and benefits.

The first unique feature of the Intelimer polymer system is the way that it uses a temperature switch to control and modulate properties such as viscosity, permeability and adhesion when varying the materials’ temperature above and below the temperature switch. The sharp temperature switch is adjustable at relatively low temperatures (0°C to 100°C) and the changes resulting from the temperature switch are relatively easy to maintain in industrial and commercial environments. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state.

A second unique feature of Intelimer polymer materials is its controlled release properties. The polymer is able to deliver active ingredients with low or no burst, with a sustained release over periods of time. Finally, Intelimer polymers can be designed to contain up to 80% renewable materials from components of natural raw materials such as rapeseed oil, palm oil or coconut oil, and can be supplied in biocompatible and bioerodible forms.

Landec's proprietary polymer technology is based on the structure and phase behavior of Intelimer materials. The abrupt thermal transitions of specific Intelimer materials are achieved through the controlled use of hydrocarbon side chains that are attached to a polymer backbone. Below a pre-determined switch temperature, the polymer's side chains align through weak hydrophobic interactions resulting in a crystalline structure. When this side chain crystallizable polymer is heated to, or above, this switch temperature, these interactions are disrupted and the polymer is transformed into an amorphous, viscous state. Because this transformation involves a physical and not a chemical change, this process can be repeatedly reversible. Landec can set the polymer switch temperature anywhere between 0°C to 100°C by varying the average length of the side chains. The reversible transitions between crystalline and amorphous states are illustrated in Figure 1 below.

This chemical structure provides an additional benefit. Spatially distinct regions of the Intelimer polymer confer different physical properties on the material. Each part can be tuned independently to meet the needs of a given application. For example, the switching temperature (which arises from one part of the chain) can be adjusted independently of adhesive properties (which arise from another part of the chain).

Landec's Intelimer materials are readily available and are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as coconut and palm oils that are highly purified and designed to be manufactured economically through known synthetic processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthetic process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms.

B) Hyaluronan Biopolymers

Hyaluronan is a non-crystalline, hydrophilic polymer that exists naturally within the human body, most notably within the aqueous humor of the eye, synovial fluid, skin and umbilical cord. The viscoelastic properties and water solubility of HA make it ideal for medical applications where lubrication and protection are critical. Because of its widespread presence in tissues, its critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications.

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

Trademarks/Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™, Lifecore®, LUROCOAT® and Ortholure™ are some of the trademarks or registered trademarks and trade names of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Description of Core Business

Landec participates in three core business segments: Apio with the Food Products Technology and Food Export businesses and Lifecore with the HA Biomaterials business.

 A) Food Products Technology Business

The Company began marketing its proprietary Intelimer-based BreatheWay membranes in 1996 for use in the fresh-cut produce packaging market, historically one of the fastest growing segments in the food industry. Landec’s proprietary BreatheWay packaging technology is used to package Eat Smart and GreenLine branded and private label fresh-cut or whole produce, resulting in a convenient, ready-to-eat finished product that achieves increased shelf life and reduced shrink (waste) without the need for ice during the distribution cycle. These products are referred to as “value-added” products. In 1999, the Company acquired Apio, its then largest customer in the Food Products Technology business and one of the nation’s leading marketers and packers of produce and specialty packaged fresh-cut vegetables. Apio utilizes state-of-the-art fresh-cut processing facilities and year-round access to quality vegetable sourcing to produce products which Apio distributes to top U.S. retail grocery chains, major club stores and foodservice customers. The Company’s proprietary BreatheWay packaging business has been combined with Apio into a subsidiary that retains the Apio name. This vertical integration within the Food Products Technology business gives Landec direct access to the large and growing fresh-cut and whole produce market. In April 2012, Apio acquired GreenLine Holding Company (“GreenLine”), the number one processor and marketer of value-added, fresh-cut green beans in the U.S. GreenLine’s financial results are included in Apio’s Food Products Technology business (see Note 2 to the Consolidated Financial Statements). The acquisition of GreenLine provides Apio with new customers, new processing locations and new distribution centers which will allow Apio greater access to new and existing customers. In addition, because of GreenLine’s retail market share for fresh-cut green beans, Apio sees an opportunity to cross sell its Eat Smart® line of fresh-cut vegetables to existing GreenLine customers who are currently not carrying the Eat Smart line of products and to cross sell GreenLine® products to Eat Smart customers currently not carrying the GreenLine line of products.

The Technology: BreatheWay Membrane Packaging

Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and, therefore, are limited in their ability to be distributed broadly to markets. The Company’s proprietary BreatheWay packaging technology extends the shelf life and quality of fresh-cut and whole produce.

Fresh-cut produce is cut, washed, and packaged in a form that is ready to use by the consumer and is thus typically sold at premium price levels compared to unpackaged produce. The total U.S. fresh produce market is estimated to be $100 billion to $120 billion. Of this, U.S. retail sales of fresh-cut produce are estimated to comprise 10% of the fresh produce market.

After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay. The respiration rate of produce varies from vegetable to vegetable and from fruit to fruit. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the packaged produce. Shortcomings of conventional packaging materials have not significantly hindered the growth in the fresh-cut salad market because lettuce, unlike many vegetables and fruit, has low respiration requirements. To achieve optimal product performance, each fruit or vegetable requires its own unique package atmosphere conditions. The challenge facing the industry is to develop packaging that meets the highly variable needs that each product requires in order to achieve value creating performance. The Company believes that its BreatheWay packaging technology possesses all of the critical functionalities required to serve this diverse market. In creating a product package, a BreatheWay membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

High Permeability. Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 to 1,000 times the rate of conventional packaging films. The Company thinks that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce in many package sizes and configurations.

Ability to Adjust Oxygen and Carbon Dioxide Permeability. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 to selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce. Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability resulting in sub-optimal package atmosphere conditions for many produce products.

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

The Company has demonstrated that the growth of the fresh-cut produce market has been driven by consumer demand and the willingness to pay for convenience, freshness, uniform quality, and safety delivered to the point of sale. Landec believes that growth of the overall produce market will be driven by the increasing demand for the convenience and nutrition of fresh-cut produce as nearly 10% of Americans are diabetic and over a third of American adults are considered obese. In addition, with recent regulations requiring more visibility into the calories in what we eat, demand for healthy foods is increasing. This increasing demand will in turn require packaging that provides for high quality produce and technology that extends the shelf life of produce that is transported to fresh-cut distributors in bulk and pallet quantities. The Company thinks that in the future its BreatheWay packaging technology will be useful for packaging a diverse variety of fresh-cut and whole produce products.

Landec is working with leaders in club stores, retail grocery chains and with the recent acquisition of GreenLine, food service customers. The Company thinks it will have growth opportunities for the next several years through new customers and innovative products in the United States, expansion of its existing customer relationships, and through export and shipments of specialty packaged produce.

Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers. In addition to using BreatheWay packaging for its value-added produce business, the Company markets and sells BreatheWay packaging directly to select partner food distributors.

The Business: Food Products Technology

The Food Products Technology business, which operates through our Apio subsidiary, had revenues of approximately $320 million for the fiscal year ended May 26, 2013, $208 million for the fiscal year ended May 27, 2012 and $176 million for the fiscal year ended May 29, 2011.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products primarily packaged in our proprietary BreatheWay packaging. The fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators. During the fiscal year ended May 26, 2013, Apio shipped approximately twenty-eight million cartons of produce to its customers throughout North America, primarily in the United States.

There are five major distinguishing characteristics of Apio that provide competitive advantages in the Food Products Technology market:

Value-Added Supplier: Apio has structured its business as a marketer and seller of branded and private label fresh-cut and whole value-added produce. It is focused on selling products under its Eat Smart and GreenLine brands and private label brands for its fresh-cut and whole value-added products. As retail grocery chains, club stores and food service operators consolidate, Apio is well positioned as a single source of a broad range of products.

Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and during certain times of the year enters into joint ventures with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, use its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio now has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and recently Apio began processing non-green bean products in one of our East Coast processing facilities to meet the next day delivery needs of customers.

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months,, Apio has introduced four new unique products.

Products Currently in 80% of U.S. Retail Grocery Stores: With the acquisition of GreenLine, Apio now has products in approximately 80% of all U.S. retail grocery stores. This gives Apio the opportunity to cross sell Eat Smart value-added products to GreenLine customers and GreenLine value-added products to Eat Smart customers.

Apio established its Apio Packaging division in 2005 to advance the sales of BreatheWay packaging technology for shelf-life sensitive vegetables and fruit to third party partners outside of Apio’s core value-added business. The Company’s specialty packaging for case liner products extends the shelf life of certain produce commodities up to 50%. This shelf life extension can enable the utilization of alternative distribution strategies to gain efficiencies or reach new markets while maintaining product quality to the end customer.

Apio Packaging’s first program has concentrated on bananas and was formally consummated when Apio entered into an agreement to supply Chiquita with its proprietary banana packaging technology. This global agreement applies to the ripening, conservation and shelf-life extension of bananas. The BreatheWay packaging technology extends the shelf-life of bananas by approximately ten days.

In June 2008, Apio entered into a collaboration agreement with Seminis Vegetable Seeds, Inc., a wholly-owned subsidiary of Monsanto Company (“Monsanto”), to develop novel broccoli and cauliflower products for the exclusive sale by Apio in the North American market. These novel products are packaged in Landec’s proprietary BreatheWay packaging and commercial sales started in 2012 under Monsanto’s Beneforte® brand to retail grocery and club store chains.

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes. Commercial sales of Windset peppers in BreatheWay packaging have recently begun.

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

The Company thinks that hydroponically grown produce using Windset’s know how and growing practices will result in higher yields with competitive growing costs that will provide dependable year round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. Windset currently has three million square feet of greenhouses in California with plans to double that capacity by December 2013. In addition to growing produce in their own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex. The Food Export business is a buy/sell business that realizes a commission-based margin on average in the 5-8% range.

The Food Export business had revenues of approximately $79 million for the fiscal year ended May 26, 2013, $71 million for the fiscal year ended May 27, 2012 and $62 million for the fiscal year ended May 29, 2011.

Apio is strategically positioned to benefit from the growth in export sales to Asia and other parts of the world over the next decade with Cal-Ex. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia. Other large export items include apples, grapes, stonefruit and citrus.

C) Hyaluronan-based Biomaterials Business

Our HA Biomaterials business operates through our Lifecore subsidiary, which Landec acquired in April 2010. Lifecore had revenues of approximately $41 million for the fiscal year ended May 26, 2013, $34 million for the fiscal year ended May 27, 2012 and $33 million for the fiscal year ended May 29, 2011.

The Technology: Hyaluronan-based Biomaterials

Lifecore uses its fermentation process and aseptic formulation and filling expertise to become a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities. Elements of Lifecore’s strategy include the following:

•     Establish strategic relationships with market leaders. Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. Through its strong reputation and history of providing premium HA products, Lifecore has been able to establish long-term relationships with the market leading ophthalmology and orthopedics companies.

•     Expand medical applications for HA. Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify and pursue further uses for HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

•     Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore is currently utilizing its manufacturing capabilities to provide contract services for customers related to aseptic filling equipment, fermentation and purification and continues to seek new opportunities for contract services.

•     Maintain flexibility in product development and supply relationships. Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to manufacturing of aseptically-packaged, finished sterile products to developing and manufacturing its own proprietary products.

Ophthalmic Applications

Cataract Surgery. A primary commercial application for Lifecore’s HA is in cataract surgery. HA, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. HA-based products are used in the majority of cataract surgeries in the world.

Lifecore currently sells HA for this application to leading producers of ophthalmic surgical products in the world for inclusion in their proprietary viscoelastic solutions.

Lifecore has developed its own viscoelastic solution, LUROCOAT Ophthalmic Viscoelastic. Lifecore received CE marking for LUROCOAT Ophthalmic Viscoelastic in 1997, allowing LUROCOAT Ophthalmic Viscoelastic to be marketed and sold outside the United States. Lifecore has distribution agreements with multiple companies to supply its HA-based LUROCOAT Ophthalmic Viscoelastic under private label.

Lifecore estimates that its HA products have been used in over 50 million ophthalmic patients globally since 1983.

Orthopedic Applications

Lifecore supplies an aseptic HA solution to a customer which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX Demineralized Bone Matrix”. This bone putty is provided to orthopedic surgeons through the distribution channels established and managed by their customers.

Lifecore also supplies a private-labeled finished orthopedic viscosupplement to another customer and HA raw material to yet another customer for formulation in their proprietary viscosupplement.

Veterinary Applications

Lifecore manufactures an aseptically processed, private-labeled HA solution for use as a veterinary viscosupplement in an equine injectable drug for a customer.

Lifecore estimates that its veterinary HA product has been used in over 700,000 equine procedures worldwide.

Product Development

In conjunction with partners, Lifecore pursues product development activities for HA-based applications with certain clients. The majority of the projects are intended to demonstrate that Lifecore’s HA is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity and molecular weight, as well as the primary efficacy for a particular medical application in a clinical setting.

Other Non-Core Businesses

Seeds Business – Intellicoat® Seed Coatings

Landec developed Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. Pollinator Plus® coatings, commercialized by Landec over a decade ago, are currently available on male inbred corn used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. This business was sold to INCOTEC Holding North America, Inc. (“INCOTEC”) in June 2012 (see Note 3 to the Consolidated Financial Statements).

Industrial Materials and Adhesives

Landec’s industrial product development strategy focuses on coatings, catalysts, resins, additives and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time. The Company licensed it proprietary pressure sensitive adhesives to Nitta Corporation (“Nitta”) for use in the manufacturing of electronic components by their customers and the Company has licensed its latent thermoset catalysts technology to Air Products and Chemicals, Inc. for use in thermoset chemistries such as epoxy, polyurethane, and unsaturated polyester.

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care. The Company's exclusive marketing partner, Air Products and Chemicals, Inc. (“Air Products”), is currently shipping products to L’Oreal, Mentholatum, Louis Widmer, Aris Cosmetics and other companies for use in lotions and creams. The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights. The Company’s Intelimer polymers are currently in over 50 personal care products worldwide.

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Lifecore primarily sells products to customers under established supply agreements and also through distribution agreements. Lifecore does not sell to the end user, and, therefore, has no dedicated sales and marketing employees. The Company intends to expand its internal sales capacity as more products progress toward commercialization and as business volume expands geographically. Apio has 36 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Food Export business. During fiscal years 2013, 2012 and 2011, sales to the Company’s top five customers accounted for approximately 40%, 45% and 44%, respectively, of its revenues, with the top two customers from the Food Products Technology segment accounting for approximately 16% and 13%, 17% and 11% and 16% and 10%, respectively, of the Company’s revenues.

Seasonality

The Company’s sales are moderately seasonal. The Food Products Technology business can be affected by seasonal weather factors which have impacted quarterly results, such as the high cost of sourcing product due to a shortage of essential value-added produce items. The Food Export business also typically recognizes a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half. Lifecore’s business is not significantly affected by seasonality.

Manufacturing and Processing

Food Products Technology Business

The manufacturing process for the Company's proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. A third party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging system. Select outside contractors currently manufacture the breathable membranes, and Landec has transitioned virtually all of the label package conversion to Apio’s Guadalupe facility to meet the increasing product demand and to provide additional developmental capabilities.

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

Lifecore’s 114,000 square foot facility in Chaska, Minnesota is used primarily for the HA manufacturing process, formulation and aseptic syringe and bulk filling. The Company considers that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

The FDA inspects the Company’s manufacturing systems periodically and requires compliance with the FDA’s Quality System Regulation (“QSR”). In addition, Lifecore’s corporate partners conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  As a result, similar to other manufacturers subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products. The Company maintains a Quality System which complies with applicable standards and regulations (21 CFR 820, 21 CFR 210-211, EudraLex Volume 4, ISO 13485, European Medical Device Directive, Canadian Medical Device Regulations ICH Q7, and Australian Therapeutic Goods Regulations).  Compliance with these international standards of quality greatly assists in the marketing of Lifecore’s products globally.

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

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011 were $9.3 million, $9.6 million and $9.3 million, respectively. Research and development expenditures funded by corporate or governmental partners were $2.1 million during fiscal year 2013 and none in fiscal years 2012 and 2011. The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 26, 2013, Landec had 65 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, mechanical and chemical engineering.

Competition

The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food processors, packaging companies, medical and pharmaceutical companies is intense. In addition, the nature of the Company's collaborative arrangements may result in its corporate partners and licensees becoming competitors of the Company. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 41 U.S. patents issued of which 27 remain active as of May 26, 2013 with expiration dates ranging from 2014 to 2028. The Company's issued and pending patents include claims relating to compositions, devices and use of a class of temperature and time sensitive polymers that exhibit distinctive properties of permeability, adhesion and viscosity control. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

The commercial success of the Company will also depend, in part, on its ability to avoid infringing patents issued to others. If the Company were determined to be infringing any third party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on the Company's business, operating results and financial condition.

Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to and diversion of effort by the Company, even if the eventual outcome is favorable to the Company. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming and could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology and consequently, could have a material adverse effect on the Company's business, operating results and financial condition.

In addition to patent protection, the Company relies on trade secrets, proprietary know-how, technological advances and customer relationships which the Company seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“pre-Amendment devices”) into one of three classes - Class I, II or III. This classification is based on the controls necessary to reasonably assure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be assured through general controls, such as establishment registration and labeling, and adherence to FDA mandated current QSR requirements for devices. Most Class I devices are exempt from FDA premarket review, but some require premarket notification (“510(k) Notification”). Class II devices are those whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are devices that require a PMA from the FDA to assure their safety and effectiveness. A PMA ordinarily must contain data from a multi-center clinical study demonstrating the device’s safety and effectiveness for the intended use and patient population. Class III devices are generally life sustaining, life supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. A pre-Amendment Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

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

Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner is responsible for obtaining the appropriate FDA clearance or approval. Export of the Company’s hyaluronan products generally requires approval of the importing country and compliance with the export provisions of the FDC Act.

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

Employees

As of May 26, 2013, Landec had 526 full-time employees, of whom 431 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 95 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec considers its relationship with its employees to be good.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Food Products Technology business is subject to weather conditions that affect commodity prices, crop quality and yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. In fiscal year 2013, the Company’s operating income was negatively impacted by approximately $5.0 million because of weather-related produce sourcing issues in the Food Products Technology business. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

The Global Economy is Experiencing Continued Volatility Following the Recent Economic Downturn, Which May Have an Adverse Effect on Our Business

In recent years, the U.S. and international economy and financial markets experienced a significant slowdown and volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and high unemployment rates beginning in 2008. Ongoing volatility in the economy and financial markets could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease because we may not be able to reduce costs at the same rate as our sales decline. We cannot predict the ultimate severity or length of the current period of volatility, whether the recent signs of economic recovery will prove sustainable or the timing or severity of future economic or industry downturns.

Given the current uncertain economic environment, our customers, suppliers, and partners may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. This may result in lower sales and/or inventory that may not be saleable or bad debt expense for Landec. In addition to the impact of the current market uncertainty on our customers, some of our vendors and growers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours. A further worsening of the economic environment or continued or increased volatility of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically. Further, this economic volatility and uncertainty about future economic conditions makes it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Apio can be affected by seasonal and weather factors which have impacted our  financial results due to a shortage of essential value-added produce items, including the approximate $5.0 million negative impact on operating income which occurred in fiscal year 2013 due to weather-related produce sourcing issues. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetables and fruits markets. Other factors that affect our operations include:

the seasonality and availability of our supplies,

our ability to process produce during critical harvest periods,

the timing and effects of ripening,

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

regulatory approvals,

marketing and sales efforts, and

general economic conditions affecting purchasing patterns.

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We or our partners/customers are in the early stage of product commercialization of certain Intelimer-based specialty packaging, HA-based products and other Intelimer polymer products and many of our potential products are in development. We expect that our future growth will depend in large part on our or our partners/customers ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products, industrial, medical and pharmaceutical companies will depend substantially on developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We Face Strong Competition in the Marketplace

Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, industrial, medical and pharmaceutical companies is expected to be intense. In addition, the nature of our collaborative arrangements may result in our corporate partners and licensees becoming our competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.

We Have a Concentration of Manufacturing for Apio and Lifecore and May Have to Depend on Third Parties to Manufacture Our Products

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

Lifecore’s existing products and its products under development are considered to be medical devices and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety, efficacy and clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the required clearances or approvals will be granted on a timely basis, if at all.

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

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2013, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2013, sales to our top five customers accounted for approximately 40% of our revenues, with our two largest customers from our Food Products Technology segment accounting for approximately 16% and 13%, respectively of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Increase Our Exposure to Product Liability Claims

The testing, manufacturing, marketing, and sale of the products we develop involve an inherent risk of allegations of product liability. If any of our products were determined or alleged to be contaminated or defective or to have caused a harmful accident to an end-customer, we could incur substantial costs in responding to complaints or litigation regarding our products and our product brand image could be materially damaged. Such events may have a material adverse effect on our business, operating results and financial condition. Although we have taken and intend to continue to take what we consider to be appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We currently maintain product liability insurance. While we think the coverage and limits are consistent with industry standards, our coverage may not be adequate or may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, operating results and financial condition.

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

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition.

We Are Dependent on Our Key Employees and if One or More of Them Were to Leave, We Could Experience Difficulties in Replacing Them and Our Operating Results Could Suffer

The success of our business depends to a significant extent on the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. The loss of any of our key personnel for an extended period would likely harm our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

The issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our Common Stock.

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

Our Profitability Could Be Materially and Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value

Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. In accordance with accounting guidance, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect our reported profitability.

1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 26, 2013, the Company owned or leased properties in Menlo Park, Arroyo Grande, Guadalupe and Pico Rivera, California; Chaska, Minnesota; Bowling Green, Perrysburg and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Chester, New York.

These properties are described below:

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Corporate	Leased	14,600 square feet of office and laboratory space	—	12/31/14
Chaska, MN	HA-based Biomaterials	Owned	114,000 square feet of office, laboratory and manufacturing space	27.5	—
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Bowling Green, OH	Food Products Technology	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Food Products Technology	Owned	18,700 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Food Products Technology	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/14
Pico Rivera, CA	Food Products Technology	Leased	6,300 square feet of office space, manufacturing and cold storage	—	8/31/13
Rock Hill, SC	Food Products Technology	Owned	16,400 square feet of cold storage and office space	3.6	—
Chester, NY	Food Products Technology	Leased	32,900 square feet of cold storage and office space	—	Month-to-Month
McClure, OH	Food Products Technology	Leased	Farm land	185	12/31/14
Perrysburg, OH	Food Products Technology	Leased	9,000 square feet of office space	—	10/31/14
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to-Month

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

Fiscal Year Ended May 26, 2013

	High	Low

4th Quarter ending May 26, 2013	$14.66	$10.48
3rd Quarter ending February 24, 2013	$12.87	$9.15
2nd Quarter ending November 25, 2012	$12.20	$8.86
1st Quarter ending August 26, 2012	$9.96	$6.72

Fiscal Year Ended May 27, 2012

	High	High

4th Quarter ending May 27, 2012	$7.44	$5.98
3rd Quarter ending February 26, 2012	$7.05	$5.15
2nd Quarter ending November 27, 2011	$6.58	$4.85
1st Quarter ending August 28, 2011	$6.94	$5.46

Holders

There were approximately 61 holders of record of 26,464,518 shares of outstanding Common Stock as of July 19, 2013. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during fiscal year 2013. During fiscal year 2012, the Company repurchased and retired 917,244 shares of Common Stock for $5.0 million. During fiscal year 2011, the Company repurchased and retired 215,648 shares of Common Stock for $1.2 million. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011	Year Ended May 30, 2010	Year Ended May 31, 2009
Statement of Income Data:
(in thousands)

Revenues:
Product sales	$439,574	$314,414	$273,338	$234,525	$231,793
Service revenues	2,134	3,138	3,391	3,699	4,145
Total revenues	441,708	317,552	276,729	238,224	235,938

Cost of revenue:
Cost of product sales	377,078	262,859	227,167	201,466	198,369
Cost of service revenue	1,870	2,555	2,867	2,992	3,289
Total cost of revenue	378,948	265,414	230,034	204,458	201,658

Gross profit	62,760	52,138	46,695	33,766	34,280

Operating costs and expenses:
Research and development	9,294	9,625	9,275	4,361	3,665
Selling, general and administrative	32,531	26,515	24,608	17,698	18,017
Other operating (income)/expenses	(3,933)	1,421	4,780	3,725	—
Total operating costs and expenses	37,892	37,561	38,663	25,784	21,682

Operating profit	24,868	14,577	8,032	7,982	12,598

Dividend income	1,125	1,125	328	—	—
Interest income	179	180	430	834	1,306
Interest expense and other	(2,008)	(929)	(820)	(88)	(8)
Other income	8,100	5,331	472	—	—
Net income before taxes	32,264	20,284	8,442	8,728	13,896
Income tax expense	(9,452)	(7,185)	(4,181)	(4,262)	(5,611)
Consolidated net income	22,812	13,099	4,261	4,466	8,285
Non-controlling interest	(225)	(403)	(341)	(482)	(555)
Net income applicable to common stockholders	$22,587	$12,696	$3,920	$3,984	$7,730

Basic net income per share	$0.87	$0.49	$0.15	$0.15	$0.30
Diluted net income per share	$0.85	$0.49	$0.15	$0.15	$0.29

Shares used in per share computation:
Basic	25,830	25,849	26,397	26,382	26,202
Diluted	26,626	26,126	26,626	26,633	26,751

	May 26, 2013	May 27, 2012	May 29, 2011	May 30, 2010	May 31, 2009
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$13,718	$22,177	$8,135	$27,817	$43,459
Total assets	290,942	277,692	206,312	200,197	153,498
Long-term debt	40,305	47,317	19,830	23,770	—
Retained earnings	52,409	29,822	17,126	13,206	9,222
Total stockholders’ equity	$178,693	$149,742	$136,055	$130,784	$125,406

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

Overview

Since its inception in October 1986, the Company has been engaged in the research and development of its Intelimer technology and related products. The Company has launched four product lines from this core development – QuickCast™ splints and casts in April 1994, which was subsequently sold to Bissell Healthcare Corporation in August 1997; BreatheWay packaging technology for the fresh-cut and whole produce packaging market in September 1995; Intelimer Polymer Systems that includes polymer materials for various industrial applications in June 1997 and for personal care applications in November 2003; and Intellicoat coated corn seeds in the Fall of 1999. In addition, in April 2010, the Company acquired Lifecore which develops and manufactures products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

Landec has three core businesses – Food Products Technology, Food Export, and HA-based Biomaterials. The Food Products Technology segment combines the Company’s BreatheWay packaging technology with Apio’s branded Eat Smart and GreenLine and private label fresh-cut and whole produce business. The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets. The HA-based Biomaterials business sells products utilizing HA in the ophthalmic, orthopedic and veterinary segments and also supplies HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. See "Business - Description of Core Business".

As of May 26, 2013, the Company’s retained earnings were $52 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income.

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

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 26, 2013, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. For non-goodwill indefinite-lived assets, the Company performs a qualitative analysis in accordance with ASC 350-30-35. For goodwill, the Company performs a quantitative analysis in accordance with ASC 350-20-35.

Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

The Company tested its indefinite-lived intangible assets for impairment as of July 21, 2013 and determined that no adjustments to the carrying values of these assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value for goodwill. The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The market approach is not used to value the Company’s reporting units (the “reporting units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s reporting units.

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

The DCF associated with the annual goodwill impairment analysis for the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year. Management takes into account the historical trends of the Food Products Technology reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting unit as of July 21, 2013 was 111% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 22, 2012, the projected cash flow from operations for determining the DCF for fiscal year 2013 was $10.2 million for the Food Products Technology reporting unit. The actual cash flow from operations for fiscal year 2013 was $13.6 million. The difference of $3.4 million was primarily due to the timing of working capital changes.

The DCF associated with the annual goodwill impairment analysis for the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year. Management takes into account the historical trends of HA-based Biomaterials reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed. The Company updated its analysis of the fair value of the indefinite-lived intangible assets as of its annual impairment analysis date, concluding that the fair value of the HA-based Biomaterials reporting unit, as determined by the DCF approach, was 117% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 22, 2012, the projected cash flow from operations for determining the DCF for fiscal year 2013 was $8.4 million for the HA-based Biomaterials reporting unit. The actual cash flow from operations for fiscal year 2013 was $13.2 million. The difference of $4.8 million is primarily due to timing of working capital changes.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 26, 2013, the Company had a valuation allowance of $783,000 against deferred tax assets.

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company (see Note 4 to the Consolidated Financial Statements). The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of May 26, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its marketable securities as a Level 1 measurement.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 26, 2013 and May 27, 2012 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 26, 2013	At May 27, 2012
Revenue growth rates	3% to 9%	3% to 24%
Expense growth rates	3% to 8%	3% to 18%
Income tax rates	15%	25%
Discount rates	18% to 28%	14% to 21%

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

Impact on value of Windset investment as of May 26, 2013
10% increase in revenue growth rates	$1,700
10% increase in expense growth rates	($1,400)
10% increase in income tax rates	($100)
10% increase in discount rates	($900)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 26, 2013 and May 27, 2012 (in thousands):

	Fair Value at May 26, 2013			Fair Value at May 27, 2012
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$1,545	$-	$-	$-	$-	$-
Investment in private company	-	-	29,600	-	-	21,500
Total	$1,545	$-	$29,600	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$-	$-	$-	$3,933
Interest rate swap	-	163	-	-	347	-
Total	$-	$163	$-	$-	$347	$3,933

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

Presentation of Comprehensive Income

In December 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company retrospectively adopted this standard beginning in fiscal year 2013.

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

Results of Operations

Fiscal Year Ended May 27, 2013 Compared to Fiscal Year Ended May 27, 2012

Revenues (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Food Products Technology	$320,447	$207,582	54%
Food Export	78,568	71,485	10%
Total Apio	399,015	279,067	43%
HA-based Biomaterials	41,281	34,283	20%
Corporate	1,412	4,202	(66% )
Total Revenues	$441,708	$317,552	39%

Food Products Technology (Apio)

Apio’s food products technology revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio's food products technology revenues for the fiscal year ended May 26, 2013 compared to the same period last year was primarily due to the following factors: (1) a $27 million increase in non-green bean value-added sales due to a 15% increase in unit volume sales to existing non-green bean customers resulting primarily from expanded product offerings, gaining additional distribution locations and growth in the fresh-cut vegetable category, (2) an $86 million increase in revenues from GreenLine which was acquired on April 23, 2012 and (3) a larger percentage of Apio's non-green bean value-added sales volume being generated from sales to club stores rather than retail grocery chains. These increases in revenue were partially offset by product mix changes in retail grocery chains to lower priced products from higher priced products.

Food Export (Apio)

Apio’s food export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s food export business for the fiscal year ended May 26, 2013 compared to the same period last year was primarily due to more favorable pricing for export products in fiscal year 2013 compared to fiscal year 2012 resulting in higher prices per unit sold.

HA-based Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2013, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2013 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for fiscal year 2013 compared to the same period last year was almost entirely due to increased sales of existing aseptically filled products to existing customers and from new aseptically filled products recently approved by the FDA to existing customers in the Ophthalmic area.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC. The decrease in Corporate revenues for fiscal year 2013 compared to the same period of last year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012. The Company recognized $2.7 million in license fees from the Monsanto Agreement during fiscal year 2012. The Monsanto license fees were partially offset by research and development revenues from Nitta.

Gross Profit (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Food Products Technology	$37,077	$25,237	47%
Food Export	5,274	4,900	8%
Total Apio	42,351	30,137	41%
HA-based Biomaterials	19,102	17,994	6%
Corporate	1,307	4,007	(67% )
Total Gross Profit	$62,760	$52,138	20%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 26, 2013 compared to the same period last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for the food products technology business for the fiscal year 2013 compared to the same period last year was primarily due to (1) the 54% increase in revenues and (2) the addition of higher margin GreenLine products. These increases were partially offset by the negative impact of produce sourcing issues which primarily occurred during the second half of fiscal year 2013.

Food Export (Apio)

Apio’s export business is a buy/sell business that typically realizes a gross margin in the 5-8% range.

The increase in gross profit for Apio’s food export business for fiscal year 2013 compared to the same period last year was primarily due to a 10% increase in revenues partially offset by higher procurement costs for certain export products.

HA-based Biomaterials (Lifecore)

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.

The increase in gross profit for fiscal year 2013 compared to the same period last year was due to an increase in revenues of $7.0 million resulting from the increased sales of both historical products and new products to existing customers which were partially offset by the revenue increase from aseptically filled products which have a lower gross margin than Lifecore’s other products.

Corporate

The decrease in Corporate gross profit for fiscal year 2013 compared to the same period last year was due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012. The Company recognized $2.7 million in license fees from the Monsanto Agreement during fiscal year 2012. The Monsanto license fees were partially offset by research and development revenues from Nitta.

Operating Expenses (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Research and Development:
Apio	$1,088	$1,106	(2%)
Lifecore	4,930	4,671	6%
Corporate	3,276	3,848	(15%)
Total R&D	$9,294	$9,625	(3%)

Selling, General and Administrative:
Apio	$21,976	$14,776	49%
Lifecore	4,595	4,521	2%
Corporate	5,960	7,218	(17%)
Total S,G&A	$32,531	$26,515	23%

Other operating expenses:
Apio	$(3,933)	$871	N/M
Corporate	—	550	N/M
Total Other Operating Expenses	$(3,933)	$1,421	N/M

Research and Development

Landec’s research and development consisted primarily of product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the research and development efforts are focused on new products and applications for HA-based biomaterials. For Corporate, the research and development efforts are focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses along with developing uses for our proprietary Intelimer polymers outside of our food and HA businesses.

The decrease in research and development expenses for fiscal year 2013 compared to the same period last year was primarily due to the decrease in research and development expenses incurred by Corporate during fiscal year 2012 at the Company’s former seed corn business which was sold in June 2012.

Selling, General and Administrative (S,G&A)

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for fiscal year 2013 compared to the same period last year was primarily due to: (1) a $4.6 million increase in S,G&A expenses at Apio from GreenLine which was acquired on April 23, 2012 and (2) a $2.6 million increase in SG&A at Apio, excluding GreenLine, due to the amortization of the customer base intangible acquired in the acquisition of GreenLine and additional sales and marketing expenses associated with the increase in revenues. These increases were partially offset by a $1.3 million decrease in S,G&A at Corporate due primarily to no Corporate bonuses being earned in fiscal year 2013 compared to $1.0 million of Corporate bonuses earned in fiscal year 2012 and from S,G&A expenses at the Company's former seed corn business in fiscal year 2012 which was sold in June 2012.

Other Operating Expenses

Other operating expenses in fiscal year 2013 consisted of a $3.9 million reversal of the earn-out liability at Apio associated with the GreenLine acquisition. Other operating expenses in fiscal year 2012 consisted of expenses incurred as a result of the acquisition of GreenLine.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Dividend Income	$1,125	$1,125	—
Interest Income	$179	$180	(1)%
Interest Expense	$(2,008)	$(929)	116%
Other Income	$8,100	$5,331	52%
Income Taxes	$(9,452)	$(7,185)	32%
Non controlling Interest	$(225)	$(403)	(44)%

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income in fiscal year 2013 compared to fiscal year 2012.

Interest Income

The decrease in interest income for the fiscal year ended May 26, 2013 compared to the same period last year was primarily due to lower cash balances reflecting our use of cash to buyback shares of the Company’s common stock during fiscal year 2012 and to purchase GreenLine.

Interest Expense

The increase in interest expense during fiscal year 2013 compared to the same period last year was due to interest on the $32 million of debt incurred in the acquisition of GreenLine. This increase was partially offset by decreases in interest expense at Lifecore due to paying down its debt by $3.3 million during fiscal year 2013.

Other Income

The increase in other income for fiscal year 2013 compared to the same period last year is primarily due to the change in the fair market value of our Windset investment being $2.3 million higher in fiscal year 2013 compared to the change in fiscal year 2012.

Income Taxes

The increase in the income tax expense for fiscal year 2013 is due to a 59% increase in net income before taxes compared to the same period last year. The effective tax rate for fiscal year 2013 was 30% compared to 36% for the same period last year primarily because the $3.9 million reversal of the earn-out liability during fiscal year 2013 related to the GreenLine acquisition was not subject to income taxes and various to other tax deductions and credits in fiscal year 2013, such as the return of the R&D credit and the change in the Company’s state apportionment factors due to the addition of GreenLine, which resulted in a lower effective tax rate for fiscal year 2013.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for fiscal year 2013 compared to the same periods last year was due to a decrease in Apio Cooling revenues.

Fiscal Year Ended May 27, 2012 Compared to Fiscal Year Ended May 29, 2011

Revenues (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Food Products Technology	207,582	175,664	18%
Food Export	71,485	61,663	16%
Total Apio	279,067	237,327	18%
HA-based Biomaterials	34,283	32,505	5%
Corporate	4,202	6,897	(39% )
Total Revenues	$317,552	$276,729	15%

Food Products Technology (Apio)

Apio’s food products technology revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio's value-added revenues for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the following factors: (1) an 11% increase in unit volume sales to existing customers resulting primarily from expanded product offerings, the additional of more distribution locations and growth in the fresh-cut vegetable category, (2) $9.1 million of revenues from GreenLine from the acquisition date of April 23, 2012 through the fiscal year ended May 27, 2012 and (3) a larger percentage of Apio's value-added revenues being generated from sales to club stores rather than retail grocery chains. These increases in revenue were partially offset by a product mix change in retail grocery chains to lower priced products from higher priced products.

Food Export (Apio)

Apio food export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to an 11% increase in export unit volume sales due to a greater volume of fruit and vegetables being available to export and due to more favorable pricing for export products in fiscal year 2012 compared to fiscal year 2011.

HA-based Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2012, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2012 and (3) Veterinary/Other.

The increase in revenues for Lifecore was primarily due to an increase in sales to existing customers.

Corporate

Corporate revenues consisted of revenues generated from the licensing agreements with Monsanto, Air Products and Nitta.

The decrease in Corporate revenues for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012. The quarterly revenues and gross profit from Monsanto had been $1.35 million per quarter prior to the termination.

Gross Profit (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Food Products Technology	25,237	18,888	34%
Food Export	4,900	3,901	26%
Total Apio	30,137	22,789	32%
HA-based Biomaterials	17,994	17,231	4%
Corporate	4,007	6,675	(40% )
Total Gross Profit	$52,138	$46,695	12%

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

Food Products Technology (Apio)

The increase in gross profit for the food products technology business for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 19% increase in revenues and the decrease in costs of produce as compared to the costs associated with the weather related produce supply issues experienced during the November to February period of fiscal year 2011.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-8% range.

The increase in gross profit for Apio’s food export business during the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 16% increase in revenues and higher average margins on export sales due to a more favorable product mix in fiscal year 2012 compared to fiscal year 2011.

HA-based Biomaterials (Lifecore)

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 50%.

The increase in Lifecore’s gross profit during the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to the 5% increase in revenues.

Corporate

The decrease in Corporate gross profit for the fiscal year ended May 27, 2012 compared to the same period of the prior year was primarily due to the termination of the Monsanto Agreement at the end of the second quarter of fiscal year 2012. The quarterly revenues and gross profit from Monsanto had been $1.35 million per quarter prior to the termination.

Operating Expenses (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Research and Development:
Apio	$1,106	$1,023	8%
Lifecore	4,671	4,272	9%
Corporate	3,848	3,980	(3%)
Total R&D	$9,625	$9,275	4%

Selling, General and Administrative:
Apio	$14,776	$12,722	16%
Lifecore	4,521	4,838	(7%)
Corporate	7,218	7,048	2%
Total S,G&A	$26,515	$24,608	8%

Other operating expenses:
Apio	$871	$—	N/M
Corporate	550	4,780	(88%)
Total Other Operating Expenses	$1,421	$4,780	(70%)

Research and Development

Landec’s research and development consisted primarily of product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the research and development efforts are focused on new products and applications for HA-based biomaterials. For Corporate, the research and development efforts are focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses along with developing uses for our proprietary Intelimer polymers outside of our food and HA businesses.

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

The increase in selling, general and administrative expenses for the fiscal year ended May 27, 2012 compared to the same period last year was primarily due to increased sales and marketing expenses at Apio. Due to the increase in revenues, the Company experienced higher brokerage fees and due to Apio and the Company exceeding their revenue and operating income plan for fiscal year 2012, bonus expenses were higher than the same period of last year.

Other Operating Expenses

Other operating expenses in fiscal year 2012 consisted of expenses incurred as a result of the acquisition of GreenLine. Other operating expenses in fiscal year 2011 consisted of an impairment charge from the write off of Landec Ag’s goodwill.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 27, 2012	Fiscal Year ended May 29, 2011	Change
Dividend Income	$1,125	$328	243%
Interest Income	$180	$430	(58)%
Interest Expense	$(929)	$(820)	13%
Other Income	$5,331	$472	1029%
Income Taxes	$(7,185)	$(4,181)	72%
Non controlling Interest	$(403)	$(341)	18%

Dividend Income

The increase in dividend income was due to the receipt of a full year of dividends during fiscal year 2012 from the $15 million preferred stock investment in Windset. The preferred stock yields a cash dividend of 7.5% annually. The $328,000 for fiscal year 2011 represents dividends for the period February 15, 2011 through May 29, 2011.

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

Other Income

Other income consists primarily of a $5.8 million increase in the fair market value of our Windset investment, partially offset by a $160,000 expense related to the amortization of the discount on Lifecore’s earn out obligation and $347,000 in expense associated with the interest rate swap with Wells Fargo.

Income Taxes

The increase in the income tax expense in fiscal year 2012 compared to fiscal year 2011 is due to a 240% increase in income before taxes partially offset by a decrease in the Company’s effective tax rate to 36% in fiscal year 2012 down from 52% in fiscal year 2011. The effective tax rates for fiscal year 2012 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and non-deductible acquisition related expenses.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non controlling interest for the fiscal year ended May 27, 2012 compared to the same period last year was not significant.

Liquidity and Capital Resources

As of May 26, 2013, the Company had cash and cash equivalents of $13.7 million, a net decrease of $8.5 million from $22.2 million at May 27, 2012.

Cash Flow from Operating Activities

Landec generated $21.2 million of cash from operating activities during fiscal year 2013 compared to generating $22.2 million from operating activities during fiscal year 2012. The primary sources of cash from operating activities during fiscal year 2013 were from (1) $22.8 million of net income, (2) $9.0 million of depreciation/amortization and stock based compensation expenses and (3) a $6.5 million net increase in deferred tax liabilities. The primary uses of cash from operating activities were from (1) the $8.1 million non-cash increase in the Company’s investment in Windset, (2) a reversal of the $3.9 million earn-out liability from the GreenLine acquisition which increased net income by the same amount but was a non-cash item and (3) a net increase of $1.1 million in working capital, excluding the portion of the increase in income taxes receivable which is attributable to the tax benefit from stock-based compensation.

The primary factors which increased working capital during fiscal year 2013 were (1) a $4.5 million increase in receivables primarily due to the timing of cash receipts at Apio and a $1.6 million increase in May revenues in fiscal year 2013 compared to May revenues last year, (2) a $2.5 million decrease in accrued liabilities primarily from costs accrued at the end of fiscal year 2012 which were paid in fiscal year 2013 associated with the GreenLine acquisition, (3) a $798,000 decrease in accrued compensation primarily due to a decrease in bonuses earned in fiscal year 2013 compared to fiscal year 2012 and (4) a $2.1 million increase in inventories at Apio and Lifecore to support anticipated sales growth in early fiscal year 2014. Working capital decreased during fiscal year 2013 because of a $8.8 million increase in accounts payable due to the timing of payments primarily at Apio and from the $1.1 million increase in deferred revenues from the sale of Landec Ag to INCOTEC in June 2012 and from product manufactured at Lifecore and billed but not yet shipped.

Cash Flow from Investing Activities

Net cash used in investing activities for fiscal year 2013 was $10.4 million compared to $44.1 million for the same period last year. The use of cash in investing activities in fiscal year 2012 was primarily due to the acquisition of GreenLine in April 2012. The primary uses of cash in investing activities during fiscal year 2013 were for the purchase of $8.9 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses and from the net purchase of $1.5 million of marketable securities.

Cash Flow from Financing Activities

Net cash used in financing activities for fiscal year 2013 was $19.3 million compared to net cash provided by financing activities of $35.9 million for the same period last year. The net cash used in financing activities during fiscal year 2013 was primarily due to the $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and is therefore classified as a financing activity, and $14.7 million of payments on the Company’s lines of credit and long-term debt. These uses of cash in financing activities were partially offset by a $1.3 million tax benefit from stock-based compensation and from $3.4 million of cash received from the exercise of stock options by Company employees.

Capital Expenditures

During the fiscal year ended May 26, 2013, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment as well as facility modifications and equipment purchased at Lifecore to support business growth. These expenditures represented the majority of the $8.9 million of capital expenditures.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 9 to the Consolidated Financial Statements). The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on Lifecore’s facility in Chaska, Minnesota. In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%.

On April 23, 2012 in connection with the acquisition of GreenLine, Apio entered into three loan agreements with General Electric Capital Corporation and/or its affiliates (“GE Capital”), (collectively the “GE Debt Agreements”):

1)

A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries (availability was $14.6 million at May 26, 2013). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At May 26, 2013 and May 27, 2012, Apio had $4.0 million and $11.7 million, respectively, outstanding under its revolving line of credit.

2)	A $12.7 million capital equipment loan which matures in seven years payable in monthly principal and interest payments of $175,356 with interest based on a fixed rate of 4.39% per annum.

3)

A $19.2 million real estate loan, $1.2 million of which was paid in April 2013, and the remainder maturing in ten years. The real estate loan has a fifteen year amortization period due in monthly principal and interest payments of $141,962 with interest based on a fixed rate of 4.02% per annum. The principal balance remaining at the end of the ten year term is due in one lump sum on April 23, 2022.

Apio’s obligations under the GE Debt Agreements are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $7.5 million. Apio was in compliance with all financial covenants as of May 26, 2013 and May 27, 2012. Unamortized loan origination fees for the GE Debt Agreements were $1.0 million and $1.3 million at May 26, 2013 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.0 million at May 26, 2013) and with no unused fee (as of May 26, 2013 and May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter. Unamortized loan origination fees for the Lifecore Loan Agreements were $149,000 and $139,000 at May 26, 2013 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Lifecore was in compliance with all financial covenants as of May 26, 2013.

The market value of the Company’s debt approximates its recorded value as the interest rates on each debt instrument approximates current market rates.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of May 26, 2013 and May 27, 2012 was $163,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 26, 2013, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2014	2015	2016	2017	2018	Thereafter
Income taxes	$—	$—	$—	$—	$—	$—	$—
Debt principal payments	44,305	9,933	6,055	6,181	3,319	3,456	15,361
Interest payments	6,654	1,428	1,154	965	800	666	1,641
Operating leases	7,329	2,139	1,730	1,421	1,135	554	350
Purchase commitments	1,982	1,982	—	—	—	—	—
Total	$60,270	$15,482	$8,939	$8,567	$5,254	$4,676	$17,352

The income tax amounts above exclude liabilities associated with the accounting for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

The interest payment amounts above include: (1) the 4.39% fixed interest rate payments on the GE Capital equipment loan, (2) the 4.02% fixed interest rate payments on the GE real estate loan, (3) the estimated interest rate payment on the variable rate line of credit with GE Capital based on the current 30-day LIBOR plus 2% or 2.25% for fiscal year 2014 as the Company plans to pay off the line of credit at the beginning of fiscal year 2015, (4) the estimated interest rate payment on the variable Term Loan with BMO Harris based on the four year historical average 30-day LIBOR plus 2% or 2.24% and (5) the estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 0.875% resulting in an estimated rate of 1.52%.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In January 2013, the Audit Committee of our Board of Directors completed its independent investigation into certain accounting and financial control matters following our January 2, 2013 announcement that we would restate our financial statements for the three month period ended August 26, 2012. As a result of management's review we identified a material weakness in our internal control over financial reporting which required corrective and remedial action, including strengthening the rigor of our review controls regarding the periodic fair market value adjustments to our investment in a non-public company. As of May 26, 2013, we have completed all remedial actions required to strengthen our internal controls in this area and have remediated this material weakness in the effectiveness of controls.

As of May 26, 2013, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 26, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our management has concluded that, as of May 26, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Except as disclosed in the Evaluation of Disclosure Controls and Procedures section above, there were no changes in our internal controls over financial reporting during the fiscal year ended May 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 26, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 26, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 26, 2013 and May 27, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 26, 2013 and our report dated August 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

August 6, 2013

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2013 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2013 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2013 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2013 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2013 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation

			Page

		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	50

		Consolidated Balance Sheets at May 26, 2013 and May 27, 2012	51

		Consolidated Statements of Comprehensive Income for the Years Ended May 26, 2013, May 27, 2012 and May 29, 2011	52

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 26, 2013, May 27, 2012 and May 29, 2011	53

		Consolidated Statements of Cash Flows for the Years Ended May 26, 2013, May 27, 2012 and May 29, 2011	54

		Notes to Consolidated Financial Statements	55

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 26, 2013 and May 27, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 26, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 26, 2013 and May 27, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 26, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 26, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

August 6, 2013

 LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 26, 2013	May 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,718	$22,177
Marketable securities	1,545	—
Accounts receivable, less allowance for doubtful accounts of $583 and $512 at May 26, 2013 and May 27, 2012, respectively	36,072	31,951
Accounts receivable, related party	671	323
Income taxes receivable	5,103	47
Inventories, net	24,113	22,011
Deferred taxes	1,582	2,076
Prepaid expenses and other current assets	2,856	2,578
Total current assets	85,660	81,163

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	29,600	21,500
Property and equipment, net	65,811	63,495
Goodwill, net	49,620	49,620
Trademarks/ trade names, net	48,428	48,428
Customer relationships, net	9,606	10,557
Other assets	1,424	2,136
Total Assets	$290,942	$277,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,470	$22,644
Related party payables	786	776
Accrued compensation	4,984	5,782
Other accrued liabilities	2,332	18,642
Deferred revenue	1,248	162
Lines of credit	4,000	11,666
Current portion of long-term debt	5,933	7,012
Total current liabilities	50,753	66,684

Long-term debt	34,372	40,305
Deferred taxes	24,054	18,037
Other non-current liabilities	1,349	1,108
Total liabilities	110,528	126,134
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,402,247 and 25,644,580 shares issued and outstanding at May 26, 2013 and May 27, 2012, respectively	26	26
Additional paid-in capital	126,258	119,894
Retained earnings	52,409	29,822
Total stockholders’ equity	178,693	149,742
Non-controlling interest	1,721	1,816
Total Equity	180,414	151,558
Total Liabilities and Stockholders’ Equity	$290,942	$277,692

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011

Revenues:
Product sales	$439,574	$314,414	$273,338
Services revenue, related party	2,134	3,138	3,391
Total revenues	441,708	317,552	276,729

Cost of revenue:
Cost of product sales	377,078	262,859	227,167
Cost of services revenue	1,870	2,555	2,867
Total cost of revenue	378,948	265,414	230,034

Gross profit	62,760	52,138	46,695

Operating costs and expenses:
Research and development	9,294	9,625	9,275
Selling, general and administrative	32,531	26,515	24,608
Other operating expenses	(3,933)	1,421	4,780
Total operating costs and expenses	37,892	37,561	38,663

Operating income	24,868	14,577	8,032

Dividend income	1,125	1,125	328
Interest income	179	180	430
Interest expense	(2,008)	(929)	(820)
Other income	8,100	5,331	472
Net income before taxes	32,264	20,284	8,442
Income tax expense	(9,452)	(7,185)	(4,181)
Consolidated net income	22,812	13,099	4,261
Non-controlling interest	(225)	(403)	(341)
Net income and comprehensive income applicable to common stockholders	$22,587	$12,696	$3,920

Basic net income per share	$0.87	$0.49	$0.15
Diluted net income per share	$0.85	$0.49	$0.15

Shares used in per share computation:
Basic	25,830	25,849	26,397
Diluted	26,626	26,126	26,626

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’	Non- controlling interest
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at May 30, 2010	26,490,259	$27	$117,730	$13,206	$(179)	$130,784	$1,691
Issuance of common stock at $3.38 to $3.80 per share, net of taxes paid by Landec on behalf of employees	91,091	—	126	—	—	126	—
Issuance of common stock for vested restricted stock units	40,133	—	—	—	—	—	—
Common stock repurchased on the open market	(215,684)	—	(1,184)	—	—	(1,184)	—
Taxes paid by Company for stock swaps and RSUs	—	—	(218)	—	—	(218)	—
Stock-based compensation	—	—	1,951	—	—	1,951	—
Tax benefit from stock-based compensation expense	—	—	764	—	—	764	—
Non-controlling interest	—	—	—	—	—	—	341
Payments to non-controlling interest	—	—	—	—	—	—	(361)
Net income and comprehensive loss	—	—	—	3,920	(88)	3,832	—
Balance at May 29, 2011	26,405,799	27	119,169	17,126	(267)	136,055	1,671
Issuance of common stock at $2.55 to $6.95 per share, net of taxes paid by Landec on behalf of employees	72,572	—	61	—	—	61	—
Issuance of common stock for vested restricted stock units	83,453	—	—	—	—	—	—
Common stock repurchased on the open market	(917,244)	(1)	(5,005)	—	—	(5,006)	—
Taxes paid by Company for stock swaps and RSUs	—	—	(260)	—	—	(260)	—
Stock-based compensation	—	—	1,872	—	—	1,872	—
Tax benefit from stock-based compensation expense	—	—	4,057	—	—	4,057	—
Non-controlling interest	—	—	—	—	—	—	403
Payments to non-controlling interest	—	—	—	—	—	—	(258)
Net and comprehensive income	—	—	—	12,696	267	12,963	—
Balance at May 27, 2012	25,644,580	26	119,894	29,822	—	149,742	1,816
Issuance of common stock at $1.66 to $13.32 per share, net of taxes paid by Landec on behalf of employees	597,537	—	3,416	—	—	3,416	—
Issuance of common stock for vested restricted stock units	160,130	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(49)	—	—	(49)	—
Stock-based compensation	—	—	1,695	—	—	1,695	—
Tax benefit from stock-based compensation expense	—	—	1,302	—	—	1,302	—
Non-controlling interest	—	—	—	—	—	—	225
Payments to non-controlling interest	—	—	—	—	—	—	(320)
Net and comprehensive income	—	—	—	22,587	—	22,587	—
Balance at May 26, 2013	26,402,247	$26	$126,258	$52,409	$—	$178,693	$1,721

See accompanying notes

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011
Cash flows from operating activities:
Consolidated net income	$22,812	$13,099	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,295	5,621	5,313
Stock-based compensation expense	1,695	1,872	1,951
Deferred taxes	6,511	3,283	3,257
Change in investment in non-public company (fair market value)	(8,100)	(5,838)	(662)
Increase in long-term receivable	—	—	(800)
Tax benefit from stock based compensation	(1,302)	(4,057)	(764)
Net loss on disposal of property and equipment	217	12	26
Earn out liability	(3,933)	—	—
Impairment charges	—	—	4,780
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,121)	(3,246)	(3,016)
Accounts receivable, related party	(348)	130	276
Income taxes receivable	(3,754)	4,581	878
Inventories, net	(2,102)	(441)	(4,054)
Issuance of notes and advances receivable	(4,173)	(3,699)	(3,073)
Collection of notes and advances receivable	4,173	3,704	3,314
Prepaid expenses and other current assets	(278)	3,588	602
Accounts payable	8,826	(544)	2,393
Related party accounts payable	10	476	(49)
Accrued compensation	(798)	2,701	1,038
Other accrued liabilities	(2,486)	3,434	532
Deferred revenue	1,086	(2,495)	(1,734)
Net cash provided by operating activities	21,230	22,181	14,469

Cash flows from investing activities:
Purchases of property and equipment	(8,877)	(5,371)	(6,684)
Acquisition of GreenLine (Note 2)	—	(66,826)	—
Purchase of marketable securities	(4,959)	(30,723)	(59,833)
Proceeds from maturities of marketable securities	3,414	31,104	24,843
Proceeds from sales of marketable securities	—	27,743	27,287
Investment in non-public company (fair market value)	—	—	(15,000)
Net cash used in investing activities	(10,422)	(44,073)	(29,387)

Cash flows from financing activities:
Repurchase of outstanding common stock	—	(5,006)	(1,184)
Proceeds from sale of common stock	3,416	61	126
Taxes paid by Company for stock swaps and RSUs	(49)	(260)	(218)
Tax benefit from stock-based compensation expense	1,302	4,057	764
Earn out payment from Lifecore acquisition	(9,650)	—	—
Net change in other assets/liabilities	712	(1,813)	49
Proceeds from long term debt	—	31,816	—
Proceeds from lines of credit	—	12,766	—
Payments on long term debt	(7,012)	(4,329)	(3,940)
Payments on lines of credit	(7,666)	(1,100)	—
Payments to non-controlling interest.	(320)	(258)	(361)
Net cash provided by (used in) financing activities	(19,267)	35,934	(4,764)
Net increase (decrease) in cash and cash equivalents	(8,459)	14,042	(19,682)
Cash and cash equivalents at beginning of year	22,177	8,135	27,817
Cash and cash equivalents at end of year	$13,718	$22,177	$8,135
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,728	$952	$761
Cash paid during the period for income taxes	$5,605	$246	$146

Supplemental schedule of noncash operating and financing activities:
Long-term receivable from Monsanto	$—	$—	$800
Impairment charges	$—	$—	$4,780

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business. The Company sells specialty packaged branded Eat Smart and GreenLine and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles and include the accounts of Landec Corporation and its subsidiaries, Apio and Lifecore. All material inter-company transactions and balances have been eliminated.

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the partnership interest and equity investment in non-public companies by the Company are not VIEs.

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

The operations of Windset, in which the Company holds a 20.1% minority investment, are predominantly located in British Columbia and Santa Maria, California. Routinely, the Company evaluates the financial strength and ability for Windset to continue as a going concern.

During the fiscal year ended May 26, 2013, sales to the Company’s top five customers accounted for approximately 40% of total revenue with the top two customers from the Food Products Technology segment accounting for approximately 16% and 13%, respectively, of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 26, 2013, the top two customers from the Food Products Technology segment both represented approximately 15% of total accounts receivable.

During the fiscal year ended May 27, 2012, sales to the Company’s top five customers accounted for approximately 45% of total revenue with the top two customers from the Food Products Technology segment accounting for approximately 17% and 11%, respectively, of total revenues. In addition, approximately 36% of the Company’s total revenues were derived from product sales to international customers, one of whom individually accounted for more than 5% of total revenues. As of May 27, 2012, the top two customers from the Food Products Technology segment both represented approximately 11% of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 26, 2013 and May 27, 2012.

1.             Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts and estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The allowance for doubtful accounts is based on specific identification of past due amounts and for accounts over 90-days past due. The changes in the Company’s allowance for doubtful accounts are summarized in the following table (in thousands).

	Balance at beginning of period	Additions from acquisitions and additions from charges to costs and expenses	Write offs net of recoveries	Balance at end of period
Year ended May 29, 2011	$189	$209	$(56)	$342

Year ended May 27, 2012	$342	$248	$(78)	$512

Year ended May 26, 2013	$512	$109	$(38)	$583

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed or determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income. Revenue recognition for product sales generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales is comprised of gross sales reduced by customer returns and consumer promotion allowances.

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

Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred to ship product from the sourcing locations to the end consumer markets.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date. The Company classifies all debt securities with readily determinable market values as “available for sale” as the Company views the funds within its portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities as of May 26, 2013 and May 27, 2012 was $701,000 and zero, respectively. The contractual maturities of the Company's marketable securities that are due in less than one year represent $1.3 million and zero of its marketable securities and those due in one to two years represent the remaining $251,000 and zero of the Company’s marketable securities as of May 26, 2013 and May 27, 2012, respectively. Investments in marketable securities are carried at fair market value with unrealized gains and losses reported as other income. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available for sale securities are also recorded to interest income and were not significant for the fiscal years ended May 26, 2013 and May 27, 2012. During fiscal years 2013 and 2012, the Company received proceeds of zero and $27.7 million, respectively, from the sale of marketable securities. The cost of securities sold is based on the specific identification method.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 26, 2013 and May 27, 2012 inventories consisted of (in thousands):

	May 26, 2013	May 27, 2012
Finished goods	$11,297	$9,406
Raw materials	9,290	9,876
Work in progress	3,526	2,729
Inventories, net	$24,113	$22,011

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also provides a provision for slow moving and obsolete inventories.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2013, 2012 and 2011 was $445,000, $406,000 and $458,000, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business.  Notes receivable and advances are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio.  Notes are interest bearing obligations, evidenced by contracts and notes receivable.  These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability.  A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.  There were no notes or advances outstanding at May 26, 2013.

Related Party Transactions

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During fiscal years 2013, 2012 and 2011, the Company recognized revenues of $2.5 million, $3.8 million, and $4.1 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $671,000 and $323,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 26, 2013 and May 27, 2012, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset Holding 2010 Ltd., a Canadian corporation (“Windset”) for sale to third parties. During fiscal years 2013, 2012 and 2011, the Company recognized cost of product sales of $6.7 million, $5.6 million and $3.6 million, respectively, in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from these parties. The related accounts payable of $786,000 and $776,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of May 26, 2013 and May 27, 2012, respectively.

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

The Company capitalizes software development costs for internal use in accordance with accounting guidance. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. During fiscal years 2013 and 2012, the Company did not capitalize any software development costs.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 26, 2013, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

Property, plant and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment is indicated when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. For non-goodwill indefinite-lived intangible assets, the Company performs a qualitative analysis in accordance with ASC 350-30-35. For goodwill, the Company performs a quantitative analysis in accordance with ASC 350-20-35.

Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, and the determination of the fair value of each indefinite-lived intangible asset and reporting unit based upon projections of future net cash flows, discount rates and market multiples, which judgments and projections are inherently uncertain.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company tested its indefinite-lived intangible assets for impairment as of July 21, 2013 and determined that no adjustments to the carrying values of these assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value for goodwill. The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The market approach is not used to value the Company’s reporting units (the “reporting units”) because insufficient market comparables exist to enable the Company to develop a reasonable fair value of its intangible assets due to the unique nature of each of the Company’s reporting units.

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

The DCF associated with the annual goodwill impairment analysis for the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year. Management takes into account the historical trends of the Food Products Technology reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting unit as of July 21, 2013 was 111% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 22, 2012, the projected cash flow from operations for determining the DCF for fiscal year 2013 was $10.2 million for the Food Products Technology reporting unit. The actual cash flow from operations for fiscal year 2013 was $13.6 million. The difference of $3.4 million was primarily due to the timing of working capital changes.

The DCF associated with the annual goodwill impairment analysis for the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 37% effective tax rate for each year. Management takes into account the historical trends of HA-based Biomaterials reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The trade name intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the multi-period excess earnings method. The fair value of goodwill was calculated as the excess of consideration paid, including the fair value of contingent consideration under the terms of the purchase agreement, over the fair value of the tangible and intangible assets acquired less liabilities assumed. The Company updated its analysis of the fair value of the indefinite-lived intangible assets as of its annual impairment analysis date, concluding that the fair value of the HA-based Biomaterials reporting unit, as determined by the DCF approach, was 117% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 22, 2012, the projected cash flow from operations for determining the DCF for fiscal year 2013 was a $8.4 million for the HA-based Biomaterials reporting unit. The actual cash flow from operations for fiscal year 2013 was $13.2 million. The difference of $4.8 million is primarily due to timing of working capital changes.

1.             Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Investment in Non-Public Company

The Company’s investment in Aesthetic Science is carried at cost and adjusted for impairment losses. Since there is no readily available market value information, the Company periodically reviews this investment to determine if an other than temporary decline in value has occurred based on the financial stability and viability of Aesthetic Science.

Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010. As a result, Landec evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis. Based on the terms of the agreement, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment loss of $1.0 million in fiscal year 2010. The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $793,000 at May 26, 2013 and May 27, 2012.

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 26, 2013 and May 27, 2012. The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

Deferred Revenue

Cash received in advance of services performed (principally related to upfront license fees) are recorded as deferred revenue. At May 26, 2013, $1.2 million was recognized as advances from customers. At May 27, 2012, $162,000 was recognized as advances from customers.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Comprehensive Income, following the consolidated net income caption.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The non-controlling interest balance of $1.7 million at May 26, 2013 and $1.8 million at May 27, 2012 is comprised of the non-controlling limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 26, 2013, the Company had $783,000 valuation allowance against deferred tax assets.

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

1.      Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are recorded in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Per Share Information

Accounting guidance requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution as if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted common equivalent shares consist of stock options and restricted stock units, calculated using the treasury stock method.

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011
Numerator:
Net income applicable to Common Stockholders	$22,587	$12,696	$3,920
Denominator:
Weighted average shares for basic net income per share	25,830	25,849	26,397
Effect of dilutive securities:
Stock options and restricted stock units	796	277	229
Weighted average shares for diluted net income per share	26,626	26,126	26,626

Diluted net income per share	$0.85	$0.49	$0.15

Options to purchase 88,022, 1,855,167 and 2,032,867 shares of Common Stock at a weighted average exercise price of $12.80, $6.72 and $6.67 per share were outstanding during fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

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

Research and Development Expenses

Costs related to both research and development contracts and Company-funded research is included in research and development expenses. Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses, consulting expenses and corporate allocations.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

During the fiscal year ended May 26, 2013, the Company recognized stock-based compensation expense of $1,695,000 which included $907,000 for restricted stock unit awards and $788,000 for stock option grants. During the fiscal year ended May 27, 2012, the Company recognized stock-based compensation expense of $1,872,000 which included $826,000 for restricted stock unit awards and $1,046,000 for stock option grants. During the fiscal year ended May 29, 2011, the Company recognized stock-based compensation expense of $1,951,000 which included $857,000 for restricted stock unit awards and $1,094,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011
Research and development	$718,000	$530,000	$565,000
Sales, general and administrative	977,000	1,342,000	1,386,000
Total stock-based compensation expense	$1,695,000	$1,872,000	$1,951,000

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

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. As of May 26, 2013, May 27, 2012 and May 29, 2011, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012	Fiscal Year Ended May 29, 2011
Expected life (in years)	3.76	3.76	3.76
Risk-free interest rate	0.48%	0.59%	1.16%
Volatility	0.53	0.53	0.52
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011 was $3.57, $2.65 and $2.42 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company (see Note 4). The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies

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

As of May 26, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including marketable securities, interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s marketable securities is determined based on observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized its marketable securities as a Level 1 measurement.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement.

The fair value of the Company’s liability for contingent consideration as of May 27, 2012 was based on significant inputs not observed in the market and thus represented a Level 3 measurement. The Company determined the fair value of the liability for the contingent consideration as of May 27, 2012, based on a probability-weighted discounted cash flow analysis.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 26, 2013 and May 27, 2012 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 26, 2013			At May 27, 2012
Revenue growth rates	3%	to	9%	3%	to	24%
Expense growth rates	3%	to	8%	3%	to	18%
Income tax rates		15%			25%
Discount rates	18%	to	28%	14%	to	21%

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

Impact on value of Windset investment as of May 26, 2013
10% increase in revenue growth rates	$1,700
10% increase in expense growth rates	($1,400)
10% increase in income tax rates	($100)
10% increase in discount rates	($900)

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 26, 2013 and May 27, 2012 (in thousands):

	Fair Value at May 26, 2013			Fair Value at May 27, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,545	$-	$-	$-	$-	$-
Investment in private company	-	-	29,600	-	-	21,500
Total	$1,545	$-	$29,600	$-	$-	$21,500

Liabilities:
Contingent consideration	$-	$-	$-	$-	$-	$3,933
Interest rate swap	-	163	-	-	347	-
Total	$-	$163	$-	$-	$347	$3,933

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

Presentation of Comprehensive Income

In December 2011, the FASB issued new guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company retrospectively adopted this standard beginning in fiscal year 2013.

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

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

2.          Acquisitions

GreenLine Holding Company

On April 23, 2012 (the “GreenLine Acquisition Date”), Apio acquired all of the outstanding equity of GreenLine under a Stock Purchase Agreement (the “GreenLine Purchase Agreement”) in order to expand its product offerings and enter into new markets such as foodservice. GreenLine, headquartered in Bowling Green, Ohio, was a privately-held company and is the leading processor and marketer of value-added, fresh-cut green beans in North America. GreenLine has four processing and distribution plants one each in Ohio, Pennsylvania, Florida and California and distribution centers in New York and South Carolina.

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account to secure Landec’s indemnification rights with respect to certain matters, including breaches of representations, warranties and covenants. In addition, the GreenLine Purchase Agreement included a potential earn out payment up to $7.0 million in the event that GreenLine achieved certain revenue targets during calendar year 2012. The earn out was comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more. In April 2012, the Company performed an analysis of projected revenues for GreenLine and concluded at that time that it was probable that GreenLine would meet, but not exceed, the initial revenue target and therefore, the Company recorded a $3.9 million liability as of May 27, 2012, representing the present value of the expected earn out payment. As a result of the severe drought in the Midwest during 2012, lower than expected results from new product launches and new planned business not being realized, during the second quarter of fiscal year 2013, the Company determined that GreenLine did not achieve the earn out revenue target. As a result, the Company reversed the $3.9 million liability recorded for the earn out and recorded a corresponding credit to other operating expenses in its Consolidated Statements of Comprehensive Income for fiscal year 2013.

The operating results of GreenLine are included in the Company’s financial statements beginning April 23, 2012, in the Food Products Technology operating segment. Included in the Company’s results for the fiscal year 2012 was $9.1 million of GreenLine’s net sales.

The acquisition date fair value of the total consideration transferred was $66.8 million, which consisted of the following (in thousands):

Cash	$62,900
Contingent consideration	3,933
Total	$66,833

2.          Acquisitions (continued)

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

The Company used a combination of the market and cost approaches to estimate the fair values of the GreenLine assets acquired and liabilities assumed. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. No adjustments were made to the fair values of GreenLine assets acquired or liabilities assumed during fiscal year 2013. The Company has finalized the fair values of the acquired assets and assumed liabilities and closed the measurement period.

Intangible Assets

The fair value of indefinite and finite-lived intangible assets was determined using a DCF model, under an income valuation methodology, based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumed a 40% effective tax rate for each year. Management took into account the historical trends of GreenLine and the industry categories in which GreenLine operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from these intangibles were based on key assumptions such as estimates of revenues and operating profits related to the intangibles over their respective forecast periods. The resultant cash flows were then discounted using a rate the Company believes is appropriate given the inherent risks associated with each intangible asset and reflect market participant assumptions.

The Company identified two intangible assets in connection with the GreenLine acquisition: trade names and trademarks valued at $36.0 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer base valued at $7.5 million with a thirteen year useful life. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the distributor method.

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

“Acquisition-Related Transaction Costs

The Company recognized $1.4 million of acquisition-related expenses that were expensed in the year ended May 27, 2012 and are included in other operating expenses in the Consolidated Statements of Comprehensive Income for the year ended May 27, 2012. These expenses included investment banker fees, legal, accounting and tax service fees and appraisals fees.

Lifecore Biomedical, Inc.

On April 30, 2010, the Company acquired all of the common stock of Lifecore under a Stock Purchase Agreement (“Lifecore Purchase Agreement”) in order to expand its product offerings and enter into new markets. Lifecore was a privately-held HA-based biomaterials company located in Chaska, Minnesota. Lifecore is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.

Under the Lifecore Purchase Agreement, the Company paid to the former Lifecore stockholder at closing $40.0 million in cash. In addition to the cash consideration paid to the former shareholder of Lifecore, the Lifecore Purchase Agreement included an earn out payment of up to an additional $10.0 million based on Lifecore achieving certain revenue targets in calendar years 2011 and 2012. These revenue targets where achieved in calendar year 2011 and the $10.0 million earn out payment was paid by the Company to the former shareholder of Lifecore on May 29, 2012.

3.            Sale of Landec Ag

On June 24, 2012, Landec entered into a stock purchase agreement and two licensing agreements (see Note 5) with INCOTEC® Coating and Seed Technology Companies (“INCOTEC”), a leading provider of seed and coating technology products and services to the seed industry.

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

4.            Investments in non-public companies

In December 2005, Landec entered into an exclusive licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million in fiscal year 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of May 26, 2013 and May 27, 2012. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

4.            Investments in non-public companies (continued)

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement, the first two dividend payments of $1.1 million each were made in May 2013 and May 2012. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

During fiscal years 2013 and 2012, the Company recorded and received in cash $1.1 million in dividend income and the Company recorded $8.1 million and $5.8 million of income, respectively, which is included in other income in the Consolidated Statements of Comprehensive Income, from the increase in the fair market value of the Company’s investment in Windset. From the close of the Windset Purchase Agreement on February 15, 2011 to May 29, 2011, the Company recorded $328,000 in dividend income and $662,000 from the increase in the fair market value of the Company’s investment in Windset.

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

5.            License Agreements (continued)

For fiscal years 2013, 2012 and 2011, Landec recognized license revenues from the Monsanto Agreement of zero, $2.7 million and $5.4 million, respectively.

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

Chiquita

In September 2007, the Company amended its licensing and supply agreement with Chiquita Brands International, Inc. (“Chiquita”). Under the terms of the amendment, the license for bananas was expanded to include additional exclusive fields using Landec’s BreatheWay® packaging technology, and a new exclusive license was added for the sale and marketing of avocados and mangos using Landec’s BreatheWay packaging technology. The agreement with Chiquita has been renewed through December 2016 and requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas, avocados and mangos. Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year. Landec was notified in November 2012 that Chiquita had chosen to not maintain its exclusive license for calendar year 2013 and thus was not required to pay the minimum gross profit for calendar year 2013. As a result, the agreement has reverted to a non-exclusive agreement in which Chiquita will pay the Company for membranes purchased on a per unit sales basis and the Company is now entitled to sell its BreatheWay packaging technology for bananas, avocados and mangos to others.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of May 26, 2013, two products have been added to the agreement.

5.            License Agreements (continued)

Nitta

In July 2012, the Company entered into an agreement with Nitta Corporation (“Nitta”), a Japanese company, to develop additional uses of the Company’s adhesive polymer technology for electronics. During fiscal year 2013, the Company recognized $688,000 in research and development revenues from this agreement.

6.            Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of Useful Life			May 26, 2013	May 27, 2012
Land and building	15	-	30	$52,527	$51,993
Leasehold improvements	3	-	20	1,029	1,103
Computer, capitalized software, machinery, equipment and auto	3	-	7	47,066	43,094
Furniture and fixtures	5	-	7	766	551
Construction in process				3,355	727
Gross property and equipment				104,743	97,468
Less accumulated depreciation and amortization				(38,932)	(33,973)
Net property and equipment				$65,811	$63,495

Depreciation and amortization expense for property and equipment for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011 was $6.3 million, $5.3 million and $5.0 million, respectively. There were no equipment under capital leases at May 26, 2013. Equipment under capital leases totaled $158,000 at May 27, 2012 and the related accumulated amortization as of May 27, 2012 was zero as these leases were assumed in the acquisition of GreenLine on April 23, 2012. Amortization related to capitalized software was $160,000, $136,000 and $136,000 for fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011, respectively. The unamortized computer software costs at May 26, 2013 and May 27, 2012 were $343,000 and $468,000, respectively.

7.            Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011 by reportable segment, are as follows (in thousands):

	Food Products Technology	Corporate	Hyaluronan- based Biomaterials	Total

Balance as of May 30, 2010	$22,581	$4,780	$13,793	$41,154
Goodwill acquired/reclassified during the period	—	—	88	88
Goodwill impaired during the period	—	(4,780)	—	(4,780)
Balance as of May 29, 2011	22,581	—	13,881	36,462
Goodwill acquired during the period	13,158	—	—	13,158
Balance as of May 27, 2012	35,739	—	13,881	49,620
Goodwill acquired during the period	—	—	—	—
Balance as of May 26, 2013	$35,739	$—	$13,881	$49,620

7.            Intangible Assets (continued)

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 30, 2010	12,428	3,674	16,102
Amortization expense	—	(308)	(308)
Balance as of May 29, 2011	12,428	3,366	15,794
Acquired during the period	36,000	7,500	43,500
Amortization expense	—	(309)	(309)
Balance as of May 27, 2012	48,428	10,557	58,985
Amortization expense	—	(951)	(951)
Balance as of May 26, 2013	$48,428	$9,606	$58,034

Accumulated amortization of Trademarks and Tradenames as of May 26, 2013 and May 27, 2012 was $872,000. Accumulated amortization of Customer Relationships as of May 26, 2013 and May 27, 2012 was $1.6 million and $643,000, respectively. Accumulated impairment losses as of May 26, 2013 and May 27, 2012 were $4.8 million. Lifecore’s customer relationships amount of $3.7 million is being amortized over 12 years and GreenLine’s customer relationships amount of $7.5 million is being amortized over 13 years. The amortization expense for the next five fiscal years is estimated to be $885,000 per year.

8.            Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 26, 2013 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 26, 2013, the Company had 1.9 million common shares reserved for future issuance under Landec equity incentive plans.

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

On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective. The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2005 Plan. The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 26, 2013, 344,300 options to purchase shares remain outstanding. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

8.            Stockholders’ Equity (continued)

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

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 30, 2010	770,311	431,605	$6.35	2,456,829	$6.13
Granted	(129,335)	32,335	$6.00	97,000	$6.00
Awarded/Exercised	—	(48,855)	$9.48	(217,076)	$3.46
Forfeited	—	—	—	(18,000)	$10.63
Balance at May 29, 2011	640,976	415,085	$5.96	2,318,753	$6.34
Granted	(191,333)	47,833	$6.67	143,500	$6.67
Awarded/Exercised	—	(111,252)	$6.36	(371,727)	$5.40
Forfeited	—	(3,500)	$5.84	(5,657)	$5.76
Plan shares expired	—	—	—	(38,437)	$8.23
Balance at May 27, 2012	449,643	348,166	$5.93	2,046,432	$6.50
Granted	(26,666)	6,666	$9.01	20,000	$9.01
Awarded/Exercised	—	(231,086)	$5.74	(671,563)	$6.30
Forfeited	—	(28,416)	$6.20	(44,977)	$6.34
Plan shares expired	—	—	—	(10,000)	$13.32
Balance at May 26, 2013	422,977	95,330	$6.52	1,339,892	$6.58

8.            Stockholders’ Equity (continued)

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2013, 2012 and 2011, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2013, 2012 and 2011 were 145,159, 326,954 and 136,374 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal year 2013 were approximately $49,000. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 26, 2013:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.63	-	$5.63	423,101	4.00	$5.63	$3,490,583	423,101	$5.63	$3,490,583
$5.65	-	$6.22	367,135	3.57	$6.15	$2,836,564	359,005	$6.16	$2,772,504
$6.35	-	$7.50	443,656	2.89	$6.77	$3,153,362	391,496	$6.79	$2,776,788
$8.19	-	$13.32	106,000	2.31	$11.09	$296,110	89,332	$11.47	$214,937
$5.63	-	$13.32	1,339,892	3.38	$6.58	$9,776,619	1,262,934	$6.55	$9,254,812

The weighted average remaining contractual life of options exercisable as of May 26, 2013 was 3.01 years.

At May 26, 2013 and May 27, 2012 options to purchase 1,262,934 and 1,620,562 shares of Landec’s Common Stock were vested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.88 on May 24, 2013, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 26, 2013, was 1,262,934 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2013 was $4.1 million.

Shares Subject to Vesting

The following table summarizes the activity relating to unvested stock option grants and RSUs during the fiscal year ended May 26, 2013:

	Stock Options		Restricted Stock
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested at May 27, 2012	425,870	$2.43	348,166	$5.93
Granted	20,000	$3.57	6,666	$9.01
Vested/Awarded	(323,935)	$2.87	(231,086)	$5.74
Forfeited	(44,977)	$—	(28,416)	$6.20
Unvested at May 26, 2013	76,958	$2.29	95,330	$6.52

As of May 26, 2013, there was $418,000 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.0 years for stock options and 1.7 years for restricted stock awards.

8.            Stockholders’ Equity (continued)

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal year 2013, the Company did not purchase any shares on the open market. During fiscal year 2012, the Company purchased on the open market 917,244 shares of its Common Stock for $5.0 million and retired those shares. During fiscal year 2011, the Company purchased on the open market 215,684 shares of its Common Stock for $1.2 million and retired those shares.

9.            Debt

Long-term debt consists of the following (in thousands):

	May 26, 2013	May 27, 2012
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$17,065	$17,957
Real estate bridge loan agreement with GE Capital; due in monthly principal and interest payments of $8,902 with a lump sum final principal payment due on May 1, 2013 with interest based on a fixed rate of 4.02% per annum	—	1,200
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	11,080	12,660
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	9,000	12,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.38% and 0.42% at May 26, 2013 and May 27, 2012, respectively)	3,160	3,500
Total	40,305	47,317
Less current portion	(5,933)	(7,012)
Long-term portion	$34,372	$40,305

9.            Debt (continued)

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

	GE RE Loan	GE Equipment	BMO Harris	IRB	Total

FY 2014	$928	$1,650	$3,000	$355	$5,933

FY 2015	966	1,725	3,000	365	6,056

FY 2016	1,005	1,801	3,000	375	6,181

FY 2017	1,047	1,882	—	390	3,319

FY 2018	1,089	1,967	—	400	3,456

Thereafter	12,030	2,055	—	1,275	15,360

Total	$17,065	$11,080	$9,000	$3,160	$40,305

In addition to entering into the GE real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $14.6 million at May 26, 2013). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At May 26, 2013 and May 27, 2012, Apio had $4.0 million and $11.7 million, respectively, outstanding under its revolving line of credit.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the agreements. Apio was in compliance with all financial covenants as of May 26, 2013. Unamortized loan origination fees for the GE Debt Agreements were $1.2 million and $1.3 million at May 26, 2013 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for fiscal years 2013, 2012 and 2011 were $181,000, $15,000 and zero, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $8.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.0 million at May 26, 2013) and with no unused fee (at May 26, 2013 and May 27, 2012, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter. Unamortized loan origination fees for the Lifecore Loan Agreements were $149,000 and $139,000 at May 26, 2013 and May 27, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for fiscal year 2013, 2012 and 2011 were $50,000, $161,000 and $45,000 respectively. Lifecore was in compliance with all financial covenants as of May 26, 2013.

9.             Debt (continued)

The market value of the Company’s debt approximates its recorded value as the interest rates on each debt instrument approximates current market rates.

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

10.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of May 26, 2013 and May 27, 2012 was $163,000 and $347,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

11.           Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended May 26, 2013	Year ended May 27, 2012	Year ended May 29, 2011
Current:
Federal	$2,808	$4,597	$881
State	(18)	(586)	176
Foreign	56	56	—
Total	2,846	4,067	1,057
Deferred:
Federal	6,218	2,641	3,140
State	388	477	(16)
Total	6,606	3,118	3,124
Income tax expense	$9,452	$7,185	$4,181

11.           Income Taxes (continued)

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011
Provision at U.S. statutory rate (1)	$11,214	$6,958	$2,835
State income taxes, net of federal benefit	731	451	213
Goodwill impairment charge	—	—	1,849
Change in valuation allowance	370	1	(7)
Tax-exempt interest	—	(40)	(115)
Tax credit carryforwards	(801)	(368)	(637)
Transaction costs	—	322	—
Domestic manufacturing deduction	(172)	(208)	—
Change in value of contingent consideration	(1,450)	—	—
Other	(440)	69	43
Total	$9,452	$7,185	$4,181

(1) Statutory rate was 35% for fiscal years 2013, 2012 and 2011.

The increase in the income tax expense in fiscal year 2013 compared to fiscal year 2012 is due to a 59% increase in net income before taxes offset by a decrease in the Company’s effective tax rate to 30% down from 36% in fiscal year 2012. The increase in the income tax expense in fiscal year 2012 compared to fiscal year 2011 is due to a 140% increase in net income before taxes partially offset by a decrease in the Company’s effective tax rate to 36% down from 52% in fiscal year 2011.

The effective tax rates for fiscal year 2013 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, change in value of contingent consideration, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, the benefit of federal and state research and development credits and the change in valuation allowance. The effective tax rates for fiscal year 2012 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest, domestic manufacturing deduction and the benefit of federal and state research and development credits and accounting for transaction costs associated with the GreenLine acquisition in fiscal year 2012. The effective tax rates for fiscal year 2011 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest and the goodwill impairment charge. In addition to the above, the Company was able to further reduce the effective tax rate for fiscal year 2011 as a result of being a recipient of a therapeutic drug credit award and the extension of the federal research and development credit.

11.           Income Taxes (continued)

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 26, 2013	May 27, 2012
Deferred tax assets:
Net operating loss carryforwards	$3,853	$3,954
Accruals and reserves	1,388	2,191
Stock-based compensation	621	981
Research and AMT credit carryforwards	486	328
Other	450	428
Gross deferred tax assets	6,798	7,882
Valuation allowance	(783)	(419)
Net deferred tax assets	6,015	7,463

Deferred tax liabilities:
Basis difference in investment in non-public company	(5,505)	(2,510)
Depreciation and amortization	(5,822)	(5,575)
Goodwill and other indefinite life intangibles	(17,160)	(15,339)
Deferred tax liabilities	(28,487)	(23,424)

Net deferred tax liabilities	$(22,472)	$(15,961)

As of May 26, 2013, the Company had federal, California, and other state net operating loss carryforwards of approximately $8.8 million, $4.6 million, and $15.2 million respectively. These losses expire in different periods through 2032, if not utilized. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $4.6 million of the gross California net operating loss as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes are net of any such limitation.

The Company has federal and state research and development tax credits carryforwards of approximately $118,000 and $1.2 million, respectively. The research and development tax credit carryforwards expire in different periods through 2033 for federal purposes and have an unlimited carryforward period for state purposes.  The Company also has federal therapeutic drug tax credit carryforward of approximately $244,000 that will expire in 2031. Furthermore, the Company has federal alternative minimum tax credits of approximately $874,000 that can be carried forward indefinitely. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record $1.2 million of the above Federal credit and $338,000 of the gross California credit will be recorded to additional paid in capital as and when such excess tax benefits are ultimately realized.

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $783,000 should be recorded as a result of uncertainty around the utilization of certain state net operating losses and a book impairment loss on the Company's investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The valuation allowance increased by $364,000 from the prior year primarily due to uncertainty around the utilization of certain state net operating losses.

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

11.           Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 26, 2013	May 27, 2012	May 29, 2011
Unrecognized tax benefits – beginning of the period	$766	$760	$868
Gross increases – tax positions in prior period	103	1	280
Gross decreases – tax positions in prior period	—	(1)	(310)
Gross increases – current-period tax positions	129	246	75
Settlements	—	—	—
Lapse of statute of limitations	—	(240)	(153)
Unrecognized tax benefits – end of the period	$998	$766	$760

As of May 26, 2013, the total amount of net unrecognized tax benefits is $1.0 million, of which, $807,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 26, 2013. Additionally, the Company does not expect its unrecognized tax benefits to change materially within the next twelve months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

12.         Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2019. Certain of these leases have various renewal options.

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 26, 2013 are as follows (in thousands):

Amount
FY2014	$2,139
FY2015	1,730
FY2016	1,421
FY2017	1,135
FY2018	554
Thereafter	350
$7,329

Rent expense for operating leases, including month to month arrangements was $4.8 million, $1.5 million and $1.2 million for the fiscal years 2013, 2012 and 2011, respectively.

Capital Leases

There was no equipment under capital lease agreements at May 26, 2013.

Employment Agreements

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $548,000 at May 26, 2013 and $526,000 at May 27, 2012.

12.          Commitments and Contingencies (continued)

Purchase Commitments

At May 26, 2013, the Company was committed to purchase $2.2 million of produce during fiscal year 2014 in accordance with contractual terms at market rates. Payments of $9.5 million were made in fiscal year 2013 under these arrangements.

Loss Contingencies

As of May 26, 2013, the Company is not a party to any legal proceedings.

13.          Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. The Company matches 67% on the first 6% contributed by an employee. Participants are at all times fully vested in their contributions. The Company's contribution vests annually over a four-year period at a rate of 25% per year. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2013, 2012 and 2011, the Company contributed $939,000, $789,000 and $720,000, respectively, to the Landec Plan.

14.          Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically. The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets. As a result of the sale of Landec Ag to INCOTEC and the termination of the Monsanto Agreement in fiscal year 2012, the Company has eliminated the Technology Licensing segment and combined the remainder of that business into the Corporate segment. As a result of this change, the segment information for fiscal years 2012 and 2011 has been reclassified to conform with the current year classification. Corporate licenses Landec’s patented Intellicoat seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. The Corporate segment also includes general and administrative expenses, non-Food Products Technology and non HA-based Biomaterials interest income and income tax expenses. Beginning in fiscal year 2013, the Food Products Technology, the Food Export and the Hyaluronan-based Biomaterials segments include charges for corporate services and tax sharing allocated from the Corporate segment. All of the assets of the Company are located within the United States of America.

14.          Business Segment Reporting (continued)

The Company’s international sales were as follows (in millions):

	May 26, 2013	May 27, 2012	May 29, 2011
Taiwan	$31.0	$22.7	$21.3
Indonesia	$21.0	$23.0	$20.2
Canada	$27.8	$20.8	$18.4
Belgium	$16.6	$15.6	$16.7
Japan	$10.6	$11.1	$8.4
All Other Countries	$25.8	$21.3	$18.8

Operations by segment consisted of the following (in thousands):

Fiscal Year Ended May 26, 2013	Food Products Technology	Food Export	Hyaluronan- based Biomaterials	Corporate	TOTAL
Net sales	$320,447	$78,568	$41,281	$1,412	$441,708
International sales	$27,532	$78,442	$26,792	$—	$132,766
Gross profit	$37,077	$5,274	$19,102	$1,307	$62,760
Net income (loss)	$20,526	$1,660	$6,835	$(6,434)	$22,587
Identifiable assets	$180,104	$21,737	$80,940	$8,161	$290,942
Depreciation and amortization	$4,761	$4	$2,379	$151	$7,295
Capital expenditures	$5,598	$—	$3,190	$89	$8,877
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$42	$—	$137	$—	$179
Interest expense	$1,707	$—	$301	$—	$2,008
Income tax expense	$3,399	$339	$1,400	$4,314	$9,452

Fiscal Year Ended May 27, 2012
Net sales	$207,582	$71,485	$34,283	$4,202	$317,552
International sales	$20,528	$71,054	$22,904	$—	$114,486
Gross profit	$25,237	$4,900	$17,994	$4,007	$52,138
Net income (loss)	$17,527	$2,269	$7,672	$(14,772)	$12,696
Identifiable assets	$169,541	$18,425	$81,927	$7,799	$277,692
Depreciation and amortization	$3,191	$7	$2,242	$181	$5,621
Capital expenditures	$2,498	$—	$2,798	$75	$5,371
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$30	$—	$129	$21	$180
Interest expense	$178	$—	$751	$—	$929
Income tax expense	$—	$—	$—	$7,185	$7,185

Fiscal Year Ended May 29, 2011
Net sales	$175,664	$61,663	$32,505	$6,897	$276,729
International sales	$18,580	$61,214	$24,024	$—	$103,818
Gross profit	$18,888	$3,901	$17,231	$6,675	$46,695
Net income (loss)	$8,200	$1,617	$7,278	$(13,175)	$3,920
Identifiable assets	$88,241	$16,320	$83,954	$17,797	$206,312
Depreciation and amortization	$3,174	$8	$1,972	$159	$5,313
Capital expenditures	$3,620	$—	$2,817	$247	$6,684
Dividend income	$328	$—	$—	$—	$328
Interest income	$129	$—	$164	$137	$430
Interest expense	$2	$—	$818	$—	$820
Income tax expense	$—	$—	$—	$4,181	$4,181

15.          Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2013, 2012 and 2011 (in thousands, except for per share amounts):

FY 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2013
Revenues	$102,074	$114,654	$117,867	$107,113	$441,708
Gross profit	$13,763	$18,459	$17,508	$13,030	$62,760
Net income	$4,366	$8,913	$4,789	$4,519	$22,587
Net income per basic share	$0.17	$0.35	$0.19	$0.17	$0.87
Net income per diluted share	$0.17	$0.34	$0.18	$0.17	$0.85

FY 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2012
Revenues	$73,301	$81,570	$80,064	$82,617	$317,552
Gross profit	$11,250	$13,010	$13,172	$14,706	$52,138
Net income	$1,812	$3,340	$4,765	$2,779	$12,696
Net income per basic share	$0.07	$0.13	$0.19	$0.11	$0.49
Net income per diluted share	$0.07	$0.13	$0.18	$0.11	$0.49

FY 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2011
Revenues	$64,953	$70,168	$73,508	$68,100	$276,729
Gross profit	$11,817	$11,855	$12,477	$10,546	$46,695
Net income (loss)	$2,304	$2,055	$2,298	$(2,737)	$3,920
Net income (loss) per basic share	$0.09	$0.08	$0.09	$(0.10)	$0.15
Net income (loss) per diluted share	$0.09	$0.08	$0.09	$(0.10)	$0.15

(b)     Index of Exhibits.

Exhibit Number:	Exhibit Title
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2011.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

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

10.29 10.30

Amendment No. 1 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated August 9, 2010.

Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

10.31

Amendment No. 2 to the Credit Agreement by and between Lifecore Biomedical, LLC and Wells Fargo Bank, N.A. dated September14, 2010, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended August 29, 2010.

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

10.37	Long-Term Incentive Plan, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 31, 2013.

10.38	Employment Agreement between the Registrant and Gregory S. Skinner effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.37 to the Registrant's Current Report on Form 8-K dated December 10, 2012.

10.39+	Nonqualified Deferred Compensation Plan

21.1	Subsidiaries of the Registrant at May 26, 2013	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number:	Exhibit Title
32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 6, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2013
/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2013
/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 6, 2013

/s/ Robert Tobin
Robert Tobin	Director	August 6, 2013

/s/ Duke K. Bristow, Ph.D
Duke K. Bristow, Ph.D	Director	August 6, 2013

/s/ Frederick Frank
Frederick Frank	Director	August 6, 2013

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 6, 2013

/s/ Steven Goldby
Steven Goldby	Director	August 6, 2013

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	August 6, 2013

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 6, 2013

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 6, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.39	Nonqualified Deferred Compensation Plan

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.