Form 10-Q
period 2013-08-25
LANDEC CORP \CA\
filed 2013-09-26
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 25, 2013, or

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

Large Accelerated Filer	Accelerated Filer	X
Non Accelerated Filer	Smaller Reporting Company

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No    X

As of September 20, 2013, there were 26,488,209 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 25, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	August 25, 2013	May 26, 2013
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,897	$13,718
Marketable securities	1,297	1,545
Accounts receivable, less allowance for doubtful accounts of $451 and $583 at August 25, 2013 and May 26, 2013, respectively	32,973	36,072
Accounts receivable, related party	205	671
Income taxes receivable	4,942	5,103
Inventories, net	24,589	24,113
Deferred taxes	2,006	1,582
Prepaid expenses and other current assets	2,816	2,856
Total Current Assets	77,725	85,660

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	35,000	29,600
Property and equipment, net	68,489	65,811
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	9,384	9,606
Other assets	1,394	1,424
Total Assets	$290,833	$290,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,083	$31,470
Accounts payable, related party	297	786
Accrued compensation	3,929	4,984
Other accrued liabilities	3,219	2,332
Deferred revenue	628	1,248
Lines of credit	1,050	4,000
Current portion of long-term debt	5,961	5,933
Total Current Liabilities	44,167	50,753

Long-term debt, less current portion	32,961	34,372
Deferred taxes	26,781	24,054
Other non-current liabilities	1,455	1,349
Total Liabilities	105,364	110,528

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,478,809 and 26,402,247 shares issued and outstanding at August 25, 2013 and May 26, 2013, respectively	26	26
Additional paid-in capital	126,502	126,258
Retained earnings	57,161	52,409
Total Stockholders’ Equity	183,689	178,693
Non-controlling interest	1,780	1,721
Total Equity	185,469	180,414
Total Liabilities and Stockholders’ Equity	$290,833	$290,942

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 25, 2013	August 26, 2012
Revenues:
Product sales	$108,929	$101,303
Services revenue, related party	550	771
Total revenues	109,479	102,074
Cost of revenue:
Cost of product sales	96,430	87,664
Cost of services revenue	517	647
Total cost of revenue	96,947	88,311
Gross profit	12,532	13,763
Operating costs and expenses:
Research and development	1,926	2,204
Selling, general and administrative	8,630	8,556
Total operating costs and expenses	10,556	10,760
Operating income	1,976	3,003
Dividend income	281	281
Interest income	60	26
Interest expense	(431)	(541)
Other income	5,400	4,259
Net income before taxes	7,286	7,028
Income tax expense	(2,475)	(2,565)
Consolidated net income	4,811	4,463
Non-controlling interest	(59)	(97)
Net income and comprehensive income applicable to common stockholders	$4,752	$4,366

Basic net income per share	$0.18	$0.17
Diluted net income per share	$0.18	$0.17

Shares used in per share computation
Basic	26,452	25,670
Diluted	27,081	26,212

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	August 25, 2013	August 26, 2012

Cash flows from operating activities:
Consolidated net income	$4,811	$4,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	1,856
Stock-based compensation expense	278	348
Tax benefit from stock-based compensation expense	—	(505)
Net loss on disposal of property and equipment	46	180
Deferred taxes	2,303	1,942
Change in investment in non-public company (fair market value)	(5,400)	(4,296)
Changes in current assets and current liabilities:
Accounts receivable, net	3,099	1,656
Accounts receivable, related party	466	55
Income taxes receivable	161	236
Inventories, net	(476)	(1,532)
Prepaid expenses and other current assets	40	(260)
Accounts payable	(2,387)	4,080
Accounts payable, related party	(489)	(243)
Accrued compensation	(129)	(1,824)
Other accrued liabilities	993	(1,435)
Deferred revenue	(620)	364
Net cash provided by operating activities	4,538	5,085

Cash flows from investing activities:
Purchases of property and equipment	(4,345)	(2,029)
Purchase of marketable securities	(1,417)	(756)
Proceeds from maturities of marketable securities	1,665	—
Net cash used in investing activities	(4,097)	(2,785)

Cash flows from financing activities:
Proceeds from sale of common stock	250	202
Taxes paid by Company for stock swaps and RSUs	(1,210)	(49)
Tax benefit from stock-based compensation expense	—	505
Earn out payment from Lifecore acquisition	—	(9,650)
Payments on long-term debt	(1,383)	(1,369)
Payments on lines of credit	(2,950)	(4,166)
Decrease in other assets	31	99
Net cash used in financing activities	(5,262)	(14,428)
Net decrease in cash and cash equivalents	(4,821)	(12,128)
Cash and cash equivalents at beginning of period	13,718	22,177
Cash and cash equivalents at end of period	$8,897	$10,049

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 25, 2013 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

The results of operations for the three months ended August 25, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its partnership interest in Apio Cooling and its equity investments in non-public companies are not VIEs.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date. The Company classifies all debt securities with readily determined market values as “available for sale.” The aggregate amount of CDs included in marketable securities at August 25, 2013 and May 26, 2013 was $854,000 and $701,000, respectively. The contractual maturities of the Company’s marketable securities that are due in less than one year represented $1.0 million and $1.3 million of its marketable securities as of August 25, 2013 and May 26, 2013, respectively. The contractual maturities of the Company’s marketable securities that are due in one to two years represented $251,000 and $251,000 of its marketable securities as of August 25, 2013 and May 26, 2013, respectively. Investments in marketable securities are carried at fair market value with unrealized gains and losses reported as other income. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income. During the three months ended August 25, 2013 and August 26, 2012, the Company did not sell any marketable securities. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 25, 2013 and May 26, 2013.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), which is reported as an investment in non-public company, non-fair value, in the accompanying Consolidated Balance Sheets, is carried at cost and adjusted for impairment losses. Since there is no readily available market value information, the Company periodically reviews this investment to determine if any other than temporary declines in value have occurred based on the financial stability and viability of Aesthetic Sciences.

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 25, 2013 and May 26, 2013. The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years and trademarks, trade names and goodwill with indefinite lives.

Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable.  Indefinite lived intangible assets are reviewed for impairment at least annually, in accordance with accounting guidance. For non-goodwill indefinite-lived intangible assets, the Company performs a qualitative analysis in accordance with ASC 350-30-35. For goodwill, the Company performs a quantitative analysis in accordance with ASC 350-20-35.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of August 25, 2013. It is reasonably possible that the expense the Company ultimately incurs could differ and we may need to adjust our future reserves.

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

As of August 25, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including marketable securities, interest rate swap and a minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the three months ended August 25, 2013 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 25, 2013			At May 26, 2013
Revenue growth rates	3%	to	6%	3%	to	9%
Expense growth rates	3%	to	25%	3%	to	8%
Income tax rates		15%			15%
Discount rates	16%	to	22%	18%	to	28%

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

Impact on value of Windset investment as of August 25, 2013
10% increase in revenue growth rates	$1,700
10% increase in expense growth rates	$(1,500)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(1,500)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of August 25, 2013 and May 26, 2013 (in thousands):

	Fair Value at August 25, 2013			Fair Value at May 26, 2013
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$1,297	$-	$-	$1,545	$-	$-
Investment in private company	-	-	35,000	-	-	29,600
Total	$1,297	$-	$35,000	$1,545	$-	$29,600

Liabilities:
Interest rate swap	-	123	-	-	163	-
Total	$-	$123	$-	$-	$163	$-

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

New Accounting Pronouncements

Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company has early adopted this standard and such adoption did not have a significant impact on the Company’s financial position or results of operations.

2.            Acquisition of GreenLine Holding Company

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

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash, including $4.7 million that is held in an escrow account until October 22, 2013 to secure Landec’s indemnification rights with respect to certain matters, including breaches of representations, warranties and covenants.

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

 “

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

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of August 25, 2013 and May 26, 2013. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement and the first two dividend payments of $1.1 million were made in May 2012 and May 2013. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

The investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders. As the put and call options require the Purchased Shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting. The Company has adopted fair value option in the accounting for its investment in Windset effective on the acquisition date. The fair value of the Company’s investment in Windset utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, revenue/expense growth rates and discount rates (see Note 1) and is therefore considered a Level 3 investment for fair value measurement purposes. The Company believes that reporting its investment at fair value provides its investors with useful information on the performance of the Company’s investment and the anticipated appreciation in value as Windset expands its business.

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

During both the three months ended August 25, 2013 and August 26, 2012, the Company recorded $281,000 in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended August 25, 2013 and August 26, 2012 was $5.4 million and $4.3 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

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

Chiquita

The agreement with Chiquita has been renewed through December 2016 and requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas. Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license for the following calendar year and thus agree to pay the minimums for that year. Landec was notified in November 2012 of Chiquita’s desire to not maintain its exclusive license for calendar year 2013 and thus will not be required to pay the minimum gross profit for calendar year 2013. As a result, the agreement has reverted to a non-exclusive agreement in which Chiquita will pay the Company for membranes purchased and the Company is now entitled to sell its BreatheWay packaging technology for bananas to others.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset to allow for the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of August 25, 2013, two products have been added to the agreement.

6.            Stock-Based Compensation

In the three months ended August 25, 2013, the Company recognized stock-based compensation expense of $278,000 or $0.01 per basic and diluted share, which included $170,000 for restricted stock unit awards and $108,000 for stock option grants. In the three months ended August 26, 2012, the Company recognized stock-based compensation expense of $348,000 or $0.01 per basic and diluted share, which included $157,000 for restricted stock unit awards and $191,000 for stock option grants.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended August 25, 2013	Three Months Ended August 26, 2012
Research and development	$14,000	$110,000
Sales, general and administrative	264,000	238,000
Total stock-based compensation	$278,000	$348,000

As of August 25, 2013, there was $3.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.7 years for stock options and 2.3 years for restricted stock unit awards.

7.            Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 25, 2013	Three Months Ended August 26, 2012
Numerator:
Net income applicable to Common Stockholders	$4,752	$4,366

Denominator:
Weighted average shares for basic net income per share	26,452	25,670
Effect of dilutive securities:
Stock options and restricted stock units	629	542
Weighted average shares for diluted net income per share	27,081	26,212

Diluted net income per share	$0.18	$0.17

For the three months ended August 25, 2013 and August 26, 2012, the computation of the diluted net income per share excludes the impact of options to purchase 256,264 shares and 277,489 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.             Income Taxes

The provision for income taxes for the three months ended August 25, 2013 was $2.5 million. The effective tax rate for the three months ended August 25, 2013 was 34%, compared to 37% for the first quarter of fiscal year 2013. The effective tax rate for the three months ended August 25, 2013 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of federal and state research and development credits.

As of August 25, 2013 and May 26, 2013, the Company had unrecognized tax benefits of approximately $1.0 million.  Included in the balance of unrecognized tax benefits as of August 25, 2013 and May 26, 2013 is approximately $819,000 and $807,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 25, 2013 and May 26, 2013.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

9.             Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 25, 2013	May 26, 2013
Finished goods	$12,825	$11,297
Raw materials	8,778	9,290
Work in progress	2,986	3,526
Total	$24,589	$24,113

10.         Debt

 Long-term debt consists of the following (in thousands):

	August 25, 2013	May 26, 2013
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$16,837	$17,065
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	10,675	11,080
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	8,250	9,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.26% and 0.38% at August 25, 2013 and May 26, 2013, respectively)	3,160	3,160
Total	38,922	40,305
Less current portion	(5,961)	(5,933)
Long-term portion	$32,961	$34,372

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $14.4 million at August 25, 2013). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 25, 2013 and May 26, 2013, Apio had $1.1 million and $4.0 million, respectively, outstanding under its revolving line of credit.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the agreements. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0. Apio was in compliance with all financial covenants as of August 25, 2013. Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.2 million at August 25, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the three months ended August 25, 2013 and August 26, 2012 were $47,000 and $46,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $8.0 million at August 25, 2013) and with no unused fee (at August 25, 2013 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of August 25, 2013. Unamortized loan origination fees for the Lifecore Loan Agreements were $136,000 and $149,000 at August 25, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both three months ended August 25, 2013 and August 26, 2012 was $13,000.

The market value of the Company’s debt approximates its recorded value as the interest rate on each debt instrument approximates current market rates.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”) which were assumed by Landec in the acquisition of Lifecore. The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota. In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%. The maturities on the IRBs are held in a sinking fund account, recorded in other assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

11.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of August 25, 2013 and May 26, 2013 was $123,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

12.          Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended August 25, 2013 and August 26, 2012, the Company recognized revenues of $580,000 and $953,000, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $205,000 and $671,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 25, 2013 and May 26, 2013, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties. During the three months ended August 25, 2013 and August 26, 2012, the Company recognized cost of product sales of $1.9 million and $2.2 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from these parties. The related accounts payable of $297,000 and $786,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of August 25, 2013 and May 26, 2013, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.         Stockholders’ Equity

During the three months ended August 25, 2013, the Company granted options to purchase 291,500 shares of common stock and 128,631 of restricted stock unit awards.

As of August 25, 2013 the Company has reserved 1.7 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 25, 2013, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

August 25, 2013
Common Stock Shares
Balance at May 26, 2013	26,402,247
Stock options exercised, net of shares tendered	36,836
Vested restricted stock units, net of shares tendered	39,726
Balance at August 25, 2013	26,478,809

Common Stock
Balance at May 26, 2013	$26
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at August 25, 2013	$26

Additional Paid-in Capital
Balance at May 26, 2013	$126,258
Stock options exercised, net of shares tendered	250
Vested restricted stock units, net of shares tendered	—
Taxes incurred by Company for RSUs vested	(284)
Stock-based compensation expense	278
Tax-benefit from stock based compensation expense	—
Balance at August 25, 2013	$126,502

Retained Earnings
Balance at May 26, 2013	$52,409
Net income	4,752
Balance at August 25, 2013	$57,161

Non controlling Interest
Balance at May 26, 2013	$1,721
Non controlling interest in net income	59
Distributions to non controlling interest	—
Balance at August 25, 2013	$1,780

14. Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically. The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets. Corporate licenses Landec’s patented Intellicoat® seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. The Corporate segment also includes general and administrative expenses, non-Food Products Technology and non HA-based Biomaterials interest income and income tax expenses. Beginning in fiscal year 2013, the Food Products Technology, the Food Export and the Hyaluronan-based Biomaterials segments include charges for corporate services and tax sharing allocated from the Corporate segment. All of the assets of the Company are located within the United States of America. The Company’s international sales were as follows (in millions):

	Three Months Ended
	August 25, 2013	August 26, 2012
Taiwan	$12.0	$12.9
Canada	$9.4	$6.2
Japan	$3.2	$3.1
Indonesia	$2.5	$6.1
Belgium	$1.2	$3.0
All Other Countries	$6.9	$5.0

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 25, 2013	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$79,436	$21,398	$8,587	$58	$109,479
International sales	$9,478	$21,389	$4,377	$—	$35,244
Gross profit	$8,881	$1,205	$2,388	$58	$12,532
Net income (loss)	$7,266	$276	$(376)	$(2,414)	$4,752
Depreciation and amortization	$1,222	$1	$584	$35	$1,842
Dividend Income	$281	$—	$—	$—	$281
Interest income	$4	$—	$56	$—	$60
Interest expense	$376	$—	$55	$—	$431
Income tax expense	$505	$78	$(106)	$1,998	$2,475

Three Months Ended August 26, 2012
Net sales	$68,631	$25,358	$7,973	$112	$102,074
International sales	$6,223	$25,311	$4,802	$—	$36,336
Gross profit	$9,942	$1,343	$2,366	$112	$13,763
Net income (loss)	$5,916	$309	$(312)	$(1,547)	$4,366
Depreciation and amortization	$1,236	$1	$583	$36	$1,856
Dividend Income	$281	$—	$—	$—	$281
Interest income	$1	$—	$25	$—	$26
Interest expense	$455	$—	$86	$—	$541
Income tax expense	$1,972	$103	$(104)	$594	$2,565

During the three months ended August 25, 2013 and August 26, 2012, sales to the Company’s top five customers accounted for 44% and 36%, respectively, of revenues with the Company’s top two customers from the Food Products Technology segment accounting for 20% and 12% for the three months ended August 25, 2013 and 12% and 12% for the three months ended August 26, 2012, respectively. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 26, 2013. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 26, 2013 filed with the Securities and Exchange Commission on August 6, 2013.

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

Landec’s wholly-owned subsidiary, Apio, Inc. (“Apio”), operates our Food Products Technology business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® and GreenLine® brands. In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). The Export business purchases and sells whole fruit and vegetable products predominantly to Asian markets.

Landec’s wholly-owned subsidiary, Lifecore Biomedical, Inc. (“Lifecore”), operates our HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals including humans. Lifecore’s products are sold worldwide for use primarily in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMO validated manufacturing facility for supplying commercial, clinical and pre-clinical products. Lifecore also supplies limited quantities of HA, and raw materials to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA, and uses its aseptic filling capabilities to provide private-labeled HA finished goods to its customers. Furthermore, Lifecore manufactures and sells it own HA-based finished goods in several foreign markets. Lifecore is known as a premium supplier of HA with expertise in formulation and filling of difficult to handle products. Its name recognition allows Lifecore to attract new customers and sell new products and offer its services with a minimal marketing and sales infrastructure.

Landec also develops proprietary polymer technologies and applies them in a wide range of applications including seed coatings and treatments, controlled release systems, personal care products and pressure sensitive adhesives. These applications are commercialized through partnerships with third parties resulting in licensing and royalty revenues. For example, INCOTEC Holding North America, Inc. (“INCOTEC”) has an exclusive license to our Intellicoat® seed coating and treatments technology, Air Products and Chemicals, Inc. (“Air Products”) has an exclusive license to our Intelimer polymers for personal care products and Nitta Corporation (“Nitta”) licenses Landec’s proprietary pressure sensitive adhesives for use in the manufacture of electronic components by their customers.

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

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and snack packs. During the last twelve months, Apio has introduced eleven new unique products.

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

•     Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore is currently utilizing its manufacturing capabilities to provide contract services for customers related to specialized aseptic filling, fermentation and purification and continues to seek new opportunities for contract services.

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

Other Non-Core Businesses

Seeds Business – Intellicoat Seed Coatings

Landec developed Intellicoat seed coating applications are designed to control seed germination timing, increase crop yields, reduce risks and extend crop-planting windows. Pollinator Plus® coatings, commercialized by Landec over a decade ago, are currently available on male inbred corn used by seed companies as a method for spreading pollination to increase yields and reduce risk in the production of hybrid seed corn. This business was sold to INCOTEC in June 2012.

Industrial Materials and Adhesives

Landec’s industrial product development strategy focuses on coatings, catalysts, resins, additives and adhesives in the polymer materials market. During the product development stage, the Company identifies corporate partners to support the ongoing development and testing of these products, with the ultimate goal of licensing the applications at the appropriate time. The Company licensed it proprietary pressure sensitive adhesives to Nitta for use in the manufacturing of electronic components by their customers and the Company has licensed its latent thermoset catalysts technology to Air Products and Chemicals, Inc. for use in thermoset chemistries such as epoxy, polyurethane, and unsaturated polyester.

Personal Care and Cosmetic Applications

Landec’s personal care and cosmetic applications strategy is focused on supplying Intelimer materials to industry leaders for use in lotions and creams, as well as color cosmetics, lipsticks and hair care. The Company's exclusive marketing partner, Air Products, is currently shipping products to L’Oreal, Mentholatum, Louis Widmer, Aris Cosmetics and other companies for use in lotions and creams. The rights to develop and sell Landec’s polymers for personal care products were licensed to Air Products in March 2006 along with the latent catalyst rights. The Company’s Intelimer polymers are currently in over 50 personal care products worldwide.

Results of Operations

Revenues (in thousands):

	Three months ended 8/25/13	Three months ended 8/26/12	Change
Food Products Technology	79,436	68,631	16%
Food Export	21,398	25,358	(16%)
Total Apio	100,834	93,989	7%
HA-based Biomaterials	8,587	7,973	8%
Corporate	58	112	(48%)
Total Revenues	$109,479	$102,074	7%

Food Products Technology (Apio)

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

The increase in Apio’s value-added revenues for the three months ended August 25, 2013 compared to the first quarter of last year was primarily due to a 13% increase in unit volume sales resulting primarily from expanded product offerings and an 11% unit volume increase in the fresh-cut vegetable category coupled with new product introductions which typically have a higher price per unit than older offerings.

Food Export (Apio)

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s export business for the three months ended August 25, 2013 compared to the same period last year was due to an 8% decrease in unit volume sales primarily as a result of new Indonesian import quotas on fruit and less favorable pricing for export products during the first quarter of fiscal year 2014 compared to the same period last year primarily due to mix changes to lower priced export products.

HA-based Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 70% of Lifecore’s revenues in fiscal year 2013, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2013 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended August 25, 2013 compared to the same period last year was due to a 42% increase in revenues in Lifecore’s aseptic filling business from the timing of increased sales to existing customers partially offset by a 39% decrease in revenues in Lifecore’s fermentation business for Ophthalmic products due to the timing of shipments within fiscal year 2014 compared to fiscal year 2013.

Corporate

Corporate revenues consist of revenues generated from the licensing agreements with INCOTEC, Air Products and Nitta.

The decrease in Corporate revenues for the three months ended August 25, 2013 compared to the same period of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 8/25/13	Three months ended 8/26/12	Change
Food Products Technology	8,881	9,942	(11%	)
Food Export	1,205	1,343	(10%	)
Total Apio	10,086	11,285	(11%	)
HA-based Biomaterials	2,388	2,366	1%
Corporate	58	112	(48%	)
Total Gross Profit	$12,532	$13,763	(9%	)

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 25, 2013 compared to the same period last year as outlined in the table above.

Food Products Technology (Apio)

The decrease in gross profit for Apio’s value-added vegetable business for the three months ended August 25, 2013 compared to the same period last year was primarily due to a sizable increase in lower margin food service sales during the quarter and higher than expected raw produce sourcing cost from lower yields due to heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California which reduced Apio’s gross profit by approximately $2.0 million, partially offset by the gross profit generated from the 11% increase in revenues.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-8% range. The decrease in gross profit for Apio’s export business during the three months ended August 25, 2013 compared to the same period last year was due to the 15% decrease in revenues. The 15% decrease in revenues was higher than the decrease in gross profit because of slightly favorable product mix changes to higher margin products which resulted in a higher gross margin during the first quarter of fiscal year 2014 of 5.6% compared to a gross margin of 5.3% during the first quarter of fiscal year 2013.

HA-based Biomaterials (Lifecore)

The increase in gross profit during the three months ended August 25, 2013 compared to the same period last year was due to the 8% increase in revenue partially offset by a product mix change to greater sales of lower margin aseptically filled products compared to higher margin fermentation products.

Corporate

The decrease in Corporate gross profit for the three months ended August 25, 2013 compared to the same period of the prior year was not significant.

Operating Expenses (in thousands):

	Three months ended 8/25/13	Three months ended 8/26/12	Change
Research and Development:
Apio	$275	$328	(16%)
Lifecore	1,305	1,149	14%
Corporate	346	727	(52%)
Total R&D	$1,926	$2,204	(13%)

Selling, General and Administrative:
Apio	$5,253	$5,485	(4%)
Lifecore	1,095	1,272	(14%)
Corporate	2,282	1,799	27%
Total S,G&A	$8,630	$8,556	1%

Research and Development (R&D)

Landec’s research and development consisted primarily of product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the research and development efforts are focused on new products and applications for HA-based biomaterials. For Corporate, the research and development efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses.

The decrease in R&D expenses for the three months ended August 25, 2013 compared to the same period last year was primarily due to a decrease in Corporate R&D because of the Company transitioning away from R&D and licensing collaborations to focusing R&D efforts on its core Apio and Lifecore businesses.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the three months ended August 25, 2013 compared to the same period last year was not significant.

Other (in thousands):

	Three months ended 8/25/13	Three months ended 8/26/12	Change
Dividend Income	$281	$281	—
Interest Income	$60	$26	131%
Interest Expense	$(431)	$(541)	(20%)
Other Income	$5,400	$4,259	27%
Income Taxes	$(2,475)	$(2,565)	(4%)
Non-controlling interest	$(59)	$(97)	(39%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three months ended August 25, 2013 compared to the same period last year.

Interest Income

The decrease in interest income for the three months ended August 25, 2013 compared to the same period last year was not significant.

Interest Expense

The decrease in interest expense during the three months ended August 25, 2013 compared to the same period last year was due to the Company paying down its debt by $13.5 million since the end of the first quarter of fiscal year 2013.

Other Income (Expense)

The increase in other income is due to the increase in the fair market value of our Windset investment.

Income Taxes

The decrease in the income tax expense is due to the effective tax rate decreasing to 34% during the first quarter of fiscal year 2014 compared to 37% during the first quarter of last year partially offset by a 4% increase in net income before taxes during the three months ended August 25, 2013 compared to the same period last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non-controlling interest for the three months ended August 25, 2013 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 25, 2013, the Company had cash and cash equivalents of $8.9 million, a net decrease of $4.8 million from $13.7 million at May 26, 2013.

Cash Flow from Operating Activities

Landec generated $4.5 million of cash from operating activities during the three months ended August 25, 2013, compared to $5.1 million for the three months ended August 26, 2012. The primary sources of cash from operating activities during the three months ended August 25, 2013 were from (1) generating $4.8 million of net income, (2) $2.1 million of depreciation/amortization and stock based compensation expenses and (3) a $2.3 million net increase in deferred tax liabilities, and (4) a net decrease of $658,000 in working capital. These sources of cash were partially offset by the $5.4 million of non-cash income generated from the fair market value change of the Company’s investment in Windset. The primary factors which decreased working capital during the first quarter of fiscal year 2013 were a $3.7 million decrease in receivables primarily due to the timing of receipts at Apio and from August 2013 revenues for Apio being $2.0 million lower than Apio’s May 2013 revenues partially offset by a $2.4 million decrease in accounts payable resulting primarily from the timing of payments at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 25, 2013 was $4.1 million compared to $2.8 million for the same period last year. The primary uses of cash in investing activities during the first quarter of fiscal year 2014 were for the purchase of $4.3 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 25, 2013 was $5.3 million compared to $14.4 million for the same period last year. The net cash used in financing activities during the first quarter of fiscal year 2014 was primarily due to the $4.3 million of payments on the Company’s lines of credit and long-term debt. The primary use of cash from financing activities during the first quarter of last year was from a $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and was therefore classified as a financing activity.

Capital Expenditures

During the three months ended August 25, 2013, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $4.3 million of capital expenditures.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”) which were assumed by Landec in the acquisition of Lifecore. The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Lifecore facility in Chaska, Minnesota. In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%.

On April 23, 2012 in connection with the acquisition of GreenLine, Apio entered into three loan agreements with General Electric Capital Corporation and/or its affiliates (“GE Capital”), (collectively the “Apio Loan Agreements”):

1)

A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries. Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 25, 2013, Apio had $1.1 million outstanding under its revolving line of credit.

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

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries. The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased. Landec is guarantying all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above. The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0. Apio was in compliance with all financial covenants as of August 25, 2013. Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.2 million at August 25, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the three months ended August 25, 2013 and August 26, 2012 were $47,000 and $46,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $8.0 million at August 25, 2013) and with no unused fee (at August 25, 2013 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate, Bank of Montreal, to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of August 25, 2013. Unamortized loan origination fees for the Lifecore Loan Agreements were $136,000 and $149,000 at August 25, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the both the three months ended August 25, 2013 and August 26, 2012 was $13,000.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of August 25, 2013 and May 26, 2013 was $123,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 25, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 26, 2013 filed with the Securities    and Exchange Commission on August 6, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 25, 2013.

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

+ Filed herewith.

** Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     September 26, 2013