Form 10-Q
period 2013-11-24
LANDEC CORP \CA\
filed 2014-01-03
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 24, 2013, or

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

Yes                    No   X

As of December 23, 2013, there were 26,661,343 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 24, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	November 24, 2013	May 26, 2013
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,766	$13,718
Marketable securities	—	1,545
Accounts receivable, less allowance for doubtful accounts of $430 and $583 at November 24, 2013 and May 26, 2013, respectively	41,745	36,072
Accounts receivable, related party	131	671
Income taxes receivable	5,016	5,103
Inventories, net	26,865	24,113
Deferred taxes	1,800	1,582
Prepaid expenses and other current assets	4,217	2,856
Total Current Assets	85,540	85,660
Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	37,300	29,600
Property and equipment, net	70,024	65,811
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	9,163	9,606
Other assets	1,388	1,424
Total Assets	$302,256	$290,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,519	$31,470
Related party accounts payable	242	786
Accrued compensation	3,315	4,984
Other accrued liabilities	4,508	2,332
Deferred revenue	1,282	1,248
Lines of credit	1,000	4,000
Current portion of long-term debt	5,989	5,933
Total Current Liabilities	50,855	50,753
Long-term debt, less current portion	31,188	34,372
Deferred taxes	28,322	24,054
Other non-current liabilities	1,625	1,349
Total Liabilities	111,990	110,528
Total Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,650,586 and 26,402,247 shares issued and outstanding at November 24, 2013 and May 26, 2013, respectively	27	26
Additional paid-in capital	128,031	126,258
Retained earnings	60,612	52,409
Total Stockholders’ Equity	188,670	178,693
Non controlling interest	1,596	1,721
Total Equity	190,266	180,414
Total Liabilities and Stockholders’ Equity	$302,256	$290,942

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Revenues:
Product sales	$119,551	$114,091	$228,480	$215,394
Services revenue, related party	475	563	1,025	1,334
Total revenues	120,026	114,654	229,505	216,728
Cost of revenue:
Cost of product sales	105,890	95,707	202,320	183,371
Cost of services revenue	402	488	919	1,135
Total cost of revenue	106,292	96,195	203,239	184,506
Gross profit	13,734	18,459	26,266	32,222
Operating costs and expenses:
Research and development	1,919	2,113	3,845	4,317
Selling, general and administrative	8,639	9,186	17,269	17,742
Change in value of contingent consideration	—	(3,933)	—	(3,933)
Total operating costs and expenses	10,558	7,366	21,114	18,126
Operating income	3,176	11,093	5,152	14,096
Dividend income	281	281	563	563
Interest income	46	33	105	58
Interest expense	(436)	(498)	(867)	(1,039)
Other income	2,300	983	7,700	5,241
Net income before taxes	5,367	11,892	12,653	18,919
Income tax expense	(1,874)	(2,920)	(4,349)	(5,484)
Consolidated net income	3,493	8,972	8,304	13,435
Non controlling interest	(42)	(59)	(101)	(156)
Net income and comprehensive income applicable to common stockholders	$3,451	$8,913	$8,203	$13,279

Basic net income per share	$0.13	$0.35	$0.31	$0.52

Diluted net income per share	$0.13	$0.34	$0.30	$0.50

Shares used in per share computation
Basic	26,571	25,747	26,512	25,709
Diluted	27,070	26,539	27,081	26,387

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 24, 2013	November 25, 2012
Cash flows from operating activities:
Consolidated net income	$8,304	$13,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,787	3,661
Stock-based compensation expense	639	671
Tax benefit from stock-based compensation expense	(175)	(1,814)
Loss on disposal of property and equipment	124	180
Deferred taxes	4,050	3,039
Earn out liability	—	(3,933)
Change in investment in non-public company (fair market value)	(7,700)	(5,252)
Changes in current assets and current liabilities:
Accounts receivable, net	(5,673)	(8,644)
Accounts receivable, related party	540	10
Income taxes receivable	262	1,840
Inventories, net	(2,752)	(2,391)
Prepaid expenses and other current assets	(1,361)	(436)
Accounts payable	3,049	3,300
Related party accounts payable	(544)	(351)
Accrued compensation	(743)	(1,223)
Other accrued liabilities	2,452	(616)
Deferred revenue	34	908
Net cash provided by operating activities	4,293	2,384
Cash flows from investing activities:
Purchases of property and equipment	(7,681)	(3,280)
Purchase of marketable securities	(1,417)	(2,459)
Proceeds from maturities of marketable securities	2,962	500
Net cash used in investing activities	(6,136)	(5,239)
Cash flows from financing activities:
Proceeds from sale of common stock	1,253	651
Taxes paid by Company for stock swaps and RSUs	(1,219)	(49)
Tax benefit from stock-based compensation expense	175	1,814
Earn out payment from Lifecore acquisition	—	(9,650)
Payments on long-term debt	(3,128)	(3,090)
Payments on lines of credit	(3,000)	(4,166)
Decrease in other assets	36	345
Payments to minority interest holders	(226)	(321)
Net cash used in financing activities	(6,109)	(14,466)
Net decrease in cash and cash equivalents	(7,952)	(17,321)
Cash and cash equivalents at beginning of period	13,718	22,177
Cash and cash equivalents at end of period	$5,766	$4,856
Supplemental schedule of noncash operating activities:
Change in value of contingent consideration	$—	$3,933

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 24, 2013 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

The results of operations for the six months ended November 24, 2013 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date. The Company classifies all debt securities with readily determined market values as “available for sale.” The aggregate amount of CDs included in marketable securities at November 24, 2013 and May 26, 2013 was zero and $701,000, respectively. The contractual maturities of the Company’s marketable securities that are due in less than one year represented zero and $1.3 million of its marketable securities as of November 24, 2013 and May 26, 2013, respectively. The contractual maturities of the Company’s marketable securities that are due in one to two years represented zero and $251,000 of its marketable securities as of November 24, 2013 and May 26, 2013, respectively. Investments in marketable securities are carried at fair market value with unrealized gains and losses reported as other income. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income. During the three and six months ended November 24, 2013 and November 25, 2012, the Company did not sell any marketable securities. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of November 24, 2013 and May 26, 2013.

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

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 24, 2013 and May 26, 2013. The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

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

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of November 24, 2013. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

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

As of November 24, 2013, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including marketable securities, interest rate swap and a minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the three and six months ended November 24, 2013 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 24, 2013			At May 26, 2013
Annual consolidated revenue growth rates		3%		3%	to	9%
Annual consolidated expense growth rates		3%		3%	to	8%
Consolidated income tax rate		15%			15%
Consolidated discount rates	16%	to	22%	18%	to	28%

               The revenue growth, expense growth and income tax rate assumptions, consider the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium and the company’s specific risk premium (collectively the “Discount rate”) and then applies an additional discount for lack of marketability of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Windset investment as of November 24, 2013
10% increase in annual revenue growth rates	$1,900
10% increase in annual expense growth rates	$(1,200)
10% increase in income tax rates	$(100)
10% increase in discount rate	$(1,600)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of November 24, 2013 and May 26, 2013 (in thousands):

	Fair Value at November 24, 2013			Fair Value at May 26, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Marketable securities	$-	$-	$-	$1,545	$-	$-
Investment in private company	-	-	37,300	-	-	29,600
Total	$-	$-	$37,300	$1,545	$-	$29,600

Liabilities:
Interest rate swap	$-	$95	$-	$-	$163	$-
Total	$-	$95	$-	$-	$163	$-

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectability. The Company records pricing allowances, including discounts based on arrangements with customers, as a reduction to both accounts receivable and net revenue.

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

Recently Adopted Accounting Standards

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

Intangible Assets

The fair value of indefinite and finite-lived intangible assets was determined using a discounted cash flow (DCF) model, under an income valuation methodology, based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumed a 40% effective tax rate for each year. Management took into account the historical trends of GreenLine and the industry categories in which GreenLine operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from these intangibles were based on key assumptions such as estimates of revenues and operating profits related to the intangibles over their respective forecast periods. The resultant cash flows were then discounted using a rate the Company believes is appropriate given the inherent risks associated with each intangible asset and reflect market participant assumptions.

The Company identified two intangible assets in connection with the GreenLine acquisition: tradenames and trademarks valued at $36.0 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer base valued at $7.5 million with a thirteen year useful life. The tradename/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the distributor method.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $13.2 million on the closing date, which represents the goodwill amount resulting from the acquisition which can be attributable to GreenLine’s long history, future prospects and the expected operating synergies from combining GreenLine with Apio’s fresh-cut, value-added vegetable business. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.

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

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of November 24, 2013 and May 26, 2013. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

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

During the three and six months ended November 24, 2013 and November 25, 2012, the Company recorded $281,000 and $563,000, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended November 24, 2013 and November 25, 2012 was $2.3 million and $1.0 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The change in the fair market value of the Company’s investment in Windset for the six months ended November 24, 2013 and November 25, 2012 was $7.7 million and $5.3 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

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

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset to allow for the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of November 24, 2013, two products have been added to the agreement.

6.            Stock-Based Compensation

In the three and six months ended November 24, 2013, the Company recognized stock-based compensation expense of $361,000 and $639,000, respectively, which included $184,000 and $354,000 for restricted stock unit awards and $177,000 and $285,000 for stock option grants, respectively.

In the three and six months ended November 25, 2012, the Company recognized stock-based compensation expense of $323,000 and $671,000, respectively, which included $141,000 and $298,000 for restricted stock unit awards and $182,000 and $373,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 24, 2013	Three Months Ended November 25, 2012	Six Months Ended November 24, 2013	Six Months Ended November 25, 2012
Research and development	$—	$104,000	$14,000	$214,000
Sales, general and administrative	$361,000	$219,000	$625,000	$457,000
Total stock-based compensation	$361,000	$323,000	$639,000	$671,000

As of November 24, 2013, there was $2.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans. Total expense is expected to be recognized over the weighted-average period of 2.5 years for stock options and 2.2 years for restricted stock unit awards.

7.            Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 24, 2013	Three Months Ended November 25, 2012	Six Months Ended November 24, 2013	Six Months Ended November 25, 2012
Numerator:
Net income applicable to Common Stockholders	$3,451	$8,913	$8,203	$13,279

Denominator:
Weighted average shares for basic net income per share	26,571	25,747	26,512	25,709
Effect of dilutive securities:
Stock options and restricted stock units	499	792	569	678
Weighted average shares for diluted net income per share	27,070	26,539	27,081	26,387

Diluted net income per share	$0.13	$0.34	$0.30	$0.50

For the three months ended November 24, 2013 and November 25, 2012, the computation of the diluted net income per share excludes the impact of options to purchase 342,500 shares and 85,857 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 24, 2013 and November 25, 2012, the computation of the diluted net income per share excludes the impact of options to purchase 273,882 shares and 84,429 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.            Income Taxes

The provision for income taxes for the three and six months ended November 24, 2013 was $1.9 million and $4.3 million, respectively. The effective tax rate for the six months ended November 24, 2013 was 34% compared to 29% for the same periods in fiscal year 2013. The effective tax rate for the six months ended November 24, 2013 differs from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of federal and state research and development credits.

As of November 24, 2013 and May 26, 2013, the Company had unrecognized tax benefits of approximately $1.0 million.  Included in the balance of unrecognized tax benefits as of November 24, 2013 and May 26, 2013 is approximately $854,000 and $807,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 24, 2013 and May 26, 2013.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

9.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 24, 2013	May 26, 2013
Finished goods	$13,723	$11,297
Raw materials	9,736	9,290
Work in progress	3,406	3,526
Total	$26,865	$24,113

10.          Debt

Long-term debt consists of the following (in thousands):

	November 24, 2013	May 26, 2013
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$16,606	$17,065
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	10,266	11,080
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	7,500	9,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.26% and 0.38% at November 24, 2013 and May 26, 2013, respectively)	2,805	3,160
Total	37,177	40,305
Less current portion	(5,989)	(5,933)
Long-term portion	$31,188	$34,372

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $18.3 million at November 24, 2013). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 24, 2013 and May 26, 2013, Apio had $1.0 million and $4.0 million, respectively, outstanding under its revolving line of credit.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the agreements. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0. Apio was in compliance with all financial covenants as of November 24, 2013. Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.2 million at November 24, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the three months ended November 24, 2013 and November 25, 2012 were $47,000 and $45,000, respectively. Amortization of loan origination fees recorded to interest expense for the six months ended November 24, 2013 and November 25, 2012 were $94,000 and $91,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at November 24, 2013) and with no unused fee (at November 24, 2013 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of November 24, 2013. Unamortized loan origination fees for the Lifecore Loan Agreements were $123,000 and $149,000 at November 24, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended November 24, 2013 and November 25, 2012 was $13,000. Amortization of loan origination fees recorded to interest expense for both the six month periods ended November 24, 2013 and November 25, 2012 was $26,000.

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

11.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015 under its prior credit agreement with Wells Fargo. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of November 24, 2013 and May 26, 2013 was $95,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

12.          Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended November 24, 2013 and November 25, 2012, the Company recognized revenues of $506,000 and $694,000, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. During the six months ended November 24, 2013 and November 25, 2012, the Company recognized revenues of $1.1 million and $1.7 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $131,000 and $671,000 are included in related party accounts receivable in the accompanying Consolidated Balance Sheets as of November 24, 2013 and May 26, 2013, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties. During the three months ended November 24, 2013 and November 25, 2012, the Company recognized cost of product sales of $759,000 and $1.7 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. During the six months ended November 24, 2013 and November 25, 2012, the Company recognized cost of product sales of $2.7 million and $3.8 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. The related accounts payable of $242,000 and $786,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of November 24, 2013 and May 26, 2013, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.          Stockholders’ Equity

During the three months ended November 24, 2013, the Company did not grant any equity awards. During the six months ended November 24, 2013, the Company granted options to purchase 291,500 shares of common stock and 128,631 of restricted stock unit awards.

As of November 24, 2013 the Company has reserved 3.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During both the three and six months ended November 24, 2013, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

November 24, 2013
Common Stock Shares
Balance at May 26, 2013	26,402,247
Stock options exercised, net of shares tendered	210,281
Vested restricted stock units, net of shares tendered	38,058
Balance at November 24, 2013	26,650,586

November 24, 2013
Common Stock
Balance at May 26, 2013	$26
Stock options exercised, net of shares tendered	1
Vested restricted stock units, net of shares tendered	—
Balance at November 24, 2013	$27

Additional Paid-in Capital
Balance at May 26, 2013	$126,258
Stock options exercised, net of shares tendered	1,252
Vested restricted stock units, net of shares tendered	—
Taxes incurred by Company for RSUs vested	(293)
Stock-based compensation expense	639
Tax-benefit from stock based compensation expense	175
Balance at November 24, 2013	$128,031

Retained Earnings
Balance at May 26, 2013	$52,409
Net income	8,203
Balance at November 24, 2013	$60,612

Non controlling Interest
Balance at May 26, 2013	$1,721
Non controlling interest in net income	101
Distributions to non controlling interest	(226)
Balance at November 24, 2013	$1,596

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

The Company’s international sales were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Taiwan	$12.6	$12.9	$24.6	$25.8
Canada	$10.2	$6.1	$19.6	$12.3
China	$3.7	$2.8	$5.3	$3.7
Indonesia	$2.4	$7.4	$4.9	$13.5
Japan	$2.1	$2.8	$5.3	$5.9
Belgium	$0.8	$1.6	$2.0	$4.6
All Other Countries	$4.9	$4.6	$10.2	$8.8

Operations by segment consisted of the following (in thousands):

Three Months Ended Nov. 24, 2013	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$88,090	$23,031	$8,777	$128	$120,026
International sales	$10,345	$22,940	$3,366	$—	$36,651
Gross profit	$8,220	$1,820	$3,625	$69	$13,734
Net income (loss)	$2,005	$727	$611	$108	$3,451
Depreciation and amortization	$1,304	$1	$604	$36	$1,945
Dividend income	$281	$—	$—	$—	$281
Interest income	$2	$—	$44	$—	$46
Interest expense	$356	$—	$80	$—	$436
Income tax expense	$1,461	$205	$172	$36	$1,874

Three Months Ended Nov. 25, 2012
Net sales	$78,592	$28,115	$7,740	$207	$114,654
International sales	$5,959	$28,055	$4,222	$—	$38,236
Gross profit	$13,102	$2,034	$3,116	$207	$18,459
Net income (loss)	$9,212	$866	$338	$(1,503)	$8,913
Depreciation and amortization	$1,174	$1	$592	$38	$1,805
Dividend income	$281	$—	$—	$—	$281
Interest income	$7	$—	$26	$—	$33
Interest expense	$427	$—	$71	$—	$498
Income tax expense	$1,761	$288	$113	$758	$2,920

Six Months Ended Nov. 24, 2013
Net sales	$167,526	$44,430	$17,363	$186	$229,505
International sales	$19,823	$44,329	$7,743	$—	$71,895
Gross profit	$17,101	$3,025	$6,013	$127	$26,266
Net income (loss)	$9,271	$1,003	$235	$(2,306)	$8,203
Depreciation and amortization	$2,526	$2	$1,188	$71	$3,787
Dividend income	$563	$—	$—	$—	$563
Interest income	$5	$—	$100	$—	$105
Interest expense	$732	$—	$135	$—	$867
Income tax expense	$1,966	$283	$66	$2,034	$4,349

Six Months Ended Nov. 25, 2012
Net sales	$147,223	$53,473	$15,713	$319	$216,728
International sales	$12,182	$53,366	$9,024	$—	$74,572
Gross profit	$23,045	$3,376	$5,482	$319	$32,222
Net income (loss)	$15,128	$1,175	$26	$(3,050)	$13,279
Depreciation and amortization	$2,410	$2	$1,175	$74	$3,661
Dividend income	$563	$—	$—	$—	$563
Interest income	$8	$—	$50	$—	$58
Interest expense	$882	$—	$157	$—	$1,039
Income tax expense	$3,733	$391	$9	$1,351	$5,484

During the six months ended November 24, 2013 and November 25, 2012, sales to the Company’s top five customers accounted for 43% and 36%, respectively, of revenues. The Company’s top two customers from the Food Products Technology segment accounted for 20% and 11% for six months ended November 24, 2013 and 13% and 10% for the six months ended November 25, 2012. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Products Currently in Approximately 80% of U.S. Retail Grocery Stores: With the acquisition of GreenLine, Apio now has products in approximately 80% of all U.S. retail grocery stores. This gives Apio the opportunity to cross sell Eat Smart value-added products to GreenLine customers and GreenLine value-added products to Eat Smart customers.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/24/13	Three months ended 11/25/12	Change	Six months ended 11/24/13	Six months ended 11/25/12	Change
Food Products Technology	$88,090	$78,592	12%	$167,526	$147,223	14%
Food Export	23,031	28,115	(18%)	44,430	53,473	(17%)
Total Apio	111,121	106,707	4%	211,956	200,696	6%
HA-based Biomaterials	8,777	7,740	13%	17,363	15,713	11%
Corporate	128	207	(38%)	186	319	(42%)
Total Revenues	$120,026	$114,654	5%	$229,505	$216,728	6%

Food Products Technology (Apio)

Apio’s Food Products Technology revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Food Products Technology revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio’s Food Products Technology revenues for the three and six months ended November 24, 2013 compared to the same periods of last year was primarily due to a 6% and 8%, respectively, increase in unit volume sales resulting primarily from expanded product offerings and a 12% and 11%, respectively, unit volume increase in the fresh-cut vegetable category, according to Nielsen, coupled with new product introductions which typically have a higher price per unit than historical offerings.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the three and six months ended November 24, 2013 compared to the same periods last year was due to a 14% and 11%, respectively, decrease in unit volume sales primarily as a result of new Indonesian import quotas on fruit.

HA-based Biomaterials (Lifecore)

Lifecore’s HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 70% of Lifecore’s revenues in fiscal year 2013, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2013 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three and six months ended November 24, 2013 compared to the same periods last year was due to a 34% and 38%, respectively, increase in revenues in Lifecore’s aseptic filling business from increased sales to existing customers partially offset by a 38% decrease in revenues for both periods in Lifecore’s fermentation business for Ophthalmic products primarily due to the timing of shipments within fiscal year 2014 compared to fiscal year 2013.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC.

The decrease in Corporate revenues for the three and six months ended November 24, 2013 compared to the same periods of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 11/24/13	Three months ended 11/25/12	Change	Six months ended 11/24/13	Six months ended 11/25/12	Change
Food Products Technology	$8,220	$13,102	(37%)	$17,101	$23,045	(26%)
Food Export	1,820	2,034	(11%)	3,025	3,376	(10%)
Total Apio	10,040	15,136	(34%)	20,126	26,421	(24%)
HA-based Biomaterials	3,625	3,116	16%	6,013	5,482	10%
Corporate	69	207	(67%)	127	319	(60%)
Total Gross Profit	$13,734	$18,459	(26%)	$26,266	$32,222	(18%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 24, 2013 compared to the same periods last year as outlined in the table above.

Food Products Technology (Apio)

The decrease in gross profit for Apio’s Food Products Technology business for the three and six months ended November 24, 2013 compared to the same period last year was primarily due to much higher than expected raw produce sourcing cost resulting from lower yields due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California. The higher sourcing costs reduced Apio’s gross profit by approximately $4.4 million and $6.8 million, respectively, partially offset by the gross profit generated from the 12% and 14%, respectively, increase in revenues.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a gross margin in the 5-8% range.

The decrease in gross profit for Apio’s export business during the three and six months ended November 24, 2013 compared to the same periods last year was due to the 18% and 17%, respectively, decrease in revenues. The decreases in revenues were higher than the decreases in gross profit because of favorable product mix changes to higher margin products which resulted in a higher gross margin during the three and six months ended November 24, 2013 of 7.9% and 6.8%, respectively, compared to a gross margin of 7.2% and 6.3%, respectively, during the three and six months ended November 25, 2012.

HA-based Biomaterials (Lifecore)

The increase in gross profit during the three and six months ended November 24, 2013 compared to the same periods last year was primarily due to the 13% and 11%, respectively, increase in revenues.

Corporate

The decrease in Corporate gross profit for the three and six months ended November 24, 2013 compared to the same period of the prior year was not significant.

Operating Expenses (in thousands):

	Three months ended 11/24/13	Three months ended 11/25/12	Change	Six months ended 11/24/13	Six months ended 11/25/12	Change
Research and Development:
Apio	$336	$274	23%	$611	$602	1%
Lifecore	1,265	1,218	4%	2,570	2,367	9%
Corporate	318	621	(49%)	664	1,348	(51%)
Total R&D	$1,919	$2,113	(9%)	$3,845	$4,317	(11%)

Selling, General and Administrative and other:
Apio	$5,811	$2,336	149%	$11,064	$7,821	41%
Lifecore	1,068	1,123	(5%)	2,163	2,395	(10%)
Corporate	1,760	1,794	(2%)	4,042	3,593	12%
Total S,G&A	$8,639	$5,253	64%	$17,269	$13,809	25%

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

The decrease in R&D expenses for the three and six months ended November 24, 2013 compared to the same periods last year was primarily due to a decrease in Corporate R&D because of the Company transitioning away from R&D and licensing collaborations to focusing R&D efforts on its core food and HA businesses.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses. Included in S,G&A for Apio for the three and six months ended November 25, 2012 is the $3.9 million reversal of the earn-out liability which was recorded as a reduction of operating expenses.

The increase in S,G&A expenses for the three and six months ended November 24, 2013 compared to the same period last year was primarily due to the $3.9 million reversal of the earn-out liability associated with the GreenLine acquisition during the second quarter of last year, partially offset by no bonuses being accrued at Apio or Corporate for the three and six months ended November 24, 2013 due to actual results being below plan compared to last year when bonuses were accrued during both the three and six months ended November 25, 2012.

Other (in thousands):

	Three months ended 11/24/13	Three months ended 11/25/12	Change	Six months ended 11/24/13	Six months ended 11/25/12	Change
Dividend Income	$281	$281	—	$563	$563	—
Interest Income	$46	$33	39%	$105	$58	81%
Interest Expense	$(436)	$(498)	(12%)	$(867)	$(1,039)	(17%)
Other Income	$2,300	$983	134%	$7,700	$5,241	47%
Income Taxes	$(1,874)	$(2,920)	(36%)	$(4,349)	$(5,484)	(21%)
Non controlling Int.	$(42)	$(59)	(29%)	$(101)	$(156)	(35%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and six months ended November 24, 2013 compared to the same periods last year.

Interest Income

The increase in interest income for the three and six months ended November 24, 2013 compared to the same periods last year was not significant.

Interest Expense

The decrease in interest expense during the three and six months ended November 24, 2013 compared to the same periods last year was due to the Company paying down its debt by $12.6 million during the last twelve months.

Other Income (Expense)

The increase in other income for the three and six months ended November 24, 2013 is due to the increase in the fair market value of our Windset investment.

Income Taxes

The decrease in the income tax expense for the three and six months ended November 24, 2013 is due to a 55% and 33% decrease, respectively, in net income before taxes compared to the same periods last year. The effective tax rate for the three and six months ended November 24, 2013 was 35% and 34%, respectively, compared to 25% and 29%, respectively, for the same periods last year. The effective tax rates for last year were lower than this year as a result of the $3.9 million earn out adjustment which was not subject to income tax.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and six months ended November 24, 2013 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 24, 2013, the Company had cash and cash equivalents of $5.8 million, a net decrease of $7.9 million from $13.7 million at May 26, 2013.

Cash Flow from Operating Activities

Landec generated $4.3 million of cash from operating activities during the six months ended November 24, 2013, compared to $2.4 million for the six months ended November 25, 2012. The primary sources of cash from operating activities during the six months ended November 24, 2013 were from (1) generating $8.3 million of net income, (2) $4.4 million of non-cash depreciation/amortization and stock based compensation expenses and (3) a $4.1 million net increase in deferred tax liabilities. These sources of cash were partially offset by the $7.7 million of non-cash income generated from the fair market value change of the Company’s investment in Windset and from a net increase of $4.7 million in working capital. The primary factors which increased working capital during the first six months of fiscal year 2014 were (1) a $5.7 million increase in receivables primarily due to the timing of receipts at Apio and from November 2013 revenues for Apio being $6.4 million higher than Apio’s May 2013 revenues, (2) a $2.8 million increase in inventory primarily at Lifecore for shipments planned for the third quarter of fiscal 2014 and (3) a $1.4 million increase in prepaid and other current assets due to grower advances at Apio. These increases in working capital were partially offset by a $4.2 million increase in current liabilities resulting primarily from the timing of payments at Apio and a $6.9 million increase in Apio’s cost of sales for November 2013 compared to May 2013.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 24, 2013 was $6.1 million compared to $5.2 million for the same period last year. The primary uses of cash in investing activities during the first six months of fiscal year 2014 were for the purchase of $7.7 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 24, 2013 was $6.1 million compared to $14.5 million for the same period last year. The net cash used in financing activities during the first six months of fiscal year 2014 was primarily due to the $6.1 million of payments on the Company’s lines of credit and long-term debt. The primary use of cash from financing activities during the first six months of last year was from a $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and was therefore classified as a financing activity.

Capital Expenditures

During the six months ended November 24, 2013, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $7.7 million of capital expenditures.

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

1)

A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries. Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 24, 2013, Apio had $1.0 million outstanding under its revolving line of credit.

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

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries. The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased. Landec is guaranteeing all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above. The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0. Apio was in compliance with all financial covenants as of November 24, 2013.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at November 24, 2013) and with no unused fee (at November 24, 2013 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of November 24, 2013. Unamortized loan origination fees for the Lifecore Loan Agreements were $123,000 and $149,000 at November 24, 2013 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended November 24, 2013 and November 25, 2012 was $13,000. Amortization of loan origination fees recorded to interest expense for both the six months ended November 24, 2013 and November 25, 2012 was $26,000.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of November 24, 2013 and May 26, 2013 was $95,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended November 24, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 24, 2013.

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

Date: January 3, 2014