Form 10-Q
period 2014-02-23
LANDEC CORP \CA\
filed 2014-03-28
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 23, 2014, or

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

Yes                    No   X

As of March 21, 2014, there were 26,780,273 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended February 23, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 23, 2014	May 26, 2013
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$12,987	$13,718
Marketable securities	—	1,545
Accounts receivable, less allowance for doubtful accounts of $357 and $583 at February 23, 2014 and May 26, 2013, respectively	41,041	36,072
Accounts receivable, related party	189	671
Income taxes receivable	4,214	5,103
Inventories, net	25,668	24,113
Deferred taxes	1,771	1,582
Prepaid expenses and other current assets	3,059	2,856
Total Current Assets	88,929	85,660
Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	37,700	29,600
Property and equipment, net	70,973	65,811
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	8,942	9,606
Other assets	1,396	1,424
Total Assets	$306,781	$290,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,625	$31,470
Accounts payable, related party	109	786
Accrued compensation	4,205	4,984
Other accrued liabilities	4,437	2,332
Deferred revenue	1,674	1,248
Lines of credit	—	4,000
Current portion of long-term debt	6,017	5,933
Total Current Liabilities	46,067	50,753
Long-term debt, less current portion	29,763	34,372
Deferred taxes	29,529	24,054
Other non-current liabilities	1,785	1,349
Total Liabilities	107,144	110,528

Total Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,780,273 and 26,402,247 shares issued and outstanding at February 23, 2014 and May 26, 2013, respectively	27	26
Additional paid-in capital	130,980	126,258
Retained earnings	67,012	52,409
Total Stockholders’ Equity	198,019	178,693
Non controlling interest	1,618	1,721
Total Equity	199,637	180,414
Total Liabilities and Stockholders’ Equity	$306,781	$290,942

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Revenues:
Product sales	$126,029	$117,584	$354,509	$332,977
Services revenue, related party	350	283	1,375	1,618
Total revenues	126,379	117,867	355,884	334,595
Cost of revenue:
Cost of product sales	105,961	100,090	308,281	283,461
Cost of services revenue	263	269	1,182	1,404
Total cost of revenue	106,224	100,359	309,463	284,865
Gross profit	20,155	17,508	46,421	49,730
Operating costs and expenses:
Research and development	1,723	2,325	5,568	6,642
Selling, general and administrative	8,700	8,524	25,969	26,266
Change in value of contingent consideration	—	—	—	(3,933)
Total operating costs and expenses	10,423	10,849	31,537	28,975
Operating income	9,732	6,659	14,884	20,755
Dividend income	281	281	844	844
Interest income	78	46	183	104
Interest expense	(390)	(487)	(1,257)	(1,526)
Other income	400	1,047	8,100	6,288
Net income before taxes	10,101	7,546	22,754	26,465
Income tax expense	(3,679)	(2,754)	(8,028)	(8,238)
Consolidated net income	6,422	4,792	14,726	18,227
Non controlling interest	(22)	(3)	(123)	(159)
Net income and comprehensive income applicable to common stockholders	$6,400	$4,789	$14,603	$18,068

Basic net income per share	$0.24	$0.19	$0.55	$0.70
Diluted net income per share	$0.24	$0.18	$0.54	$0.68
Shares used in per share computation
Basic	26,697	25,839	26,574	25,752
Diluted	27,124	26,667	27,093	26,492

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	February 23, 2014	February 24, 2013
Cash flows from operating activities:
Consolidated net income	$14,726	$18,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,364	5,527
Stock-based compensation expense	992	1,135
Tax benefit from stock-based compensation expense	(1,909)	(2,743)
Loss on disposal of property and equipment	330	180
Deferred taxes	5,286	4,230
Earn out liability	—	(3,933)
Change in investment in non-public company (fair market value)	(8,100)	(6,300)
Changes in current assets and current liabilities:
Accounts receivable, net	(4,969)	(5,316)
Accounts receivable, related party	482	11
Income taxes receivable	2,798	2,790
Inventories, net	(1,555)	(374)
Prepaid expenses and other current assets	(203)	(3,620)
Accounts payable	(1,845)	5,096
Accounts payable, related party	(677)	(585)
Accrued compensation	147	131
Other accrued liabilities	2,541	(2,564)
Deferred revenue	426	1,583
Net cash provided by operating activities	13,834	13,475
Cash flows from investing activities:
Purchases of property and equipment	(10,192)	(4,538)
Purchase of marketable securities	(1,417)	(5,239)
Proceeds from maturities of marketable securities	2,962	1,449
Net cash used in investing activities	(8,647)	(8,328)
Cash flows from financing activities:
Proceeds from sale of common stock	2,147	1,385
Taxes paid by Company for stock swaps and RSUs	(1,252)	(49)
Tax benefit from stock-based compensation expense	1,909	2,743
Earn out payment from Lifecore acquisition	—	(9,650)
Payments on long-term debt	(4,525)	(4,476)
Proceeds from lines of credit	3,500	—
Payments on lines of credit	(7,500)	(7,666)
Decrease in other assets	29	652
Payments to minority interest holders	(226)	(320)
Net cash used in financing activities	(5,918)	(17,381)
Net decrease in cash and cash equivalents	(731)	(12,234)
Cash and cash equivalents at beginning of period	13,718	22,177
Cash and cash equivalents at end of period	$12,987	$9,943
Supplemental schedule of noncash operating activities:
Change in value of contingent consideration	$—	$3,933

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 23, 2014 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2013.

The results of operations for the nine months ended February 23, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; the self-insurance liability; and the valuation and recognition of stock-based compensation.

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date. The Company classifies all debt securities with readily determined market values as “available for sale.” The aggregate amount of CDs included in marketable securities at February 23, 2014 and May 26, 2013 was zero and $701,000, respectively. The contractual maturities of the Company’s marketable securities that are due in less than one year represented zero and $1.3 million of its marketable securities as of February 23, 2014 and May 26, 2013, respectively. The contractual maturities of the Company’s marketable securities that are due in one to two years represented zero and $251,000 of its marketable securities as of February 23, 2014 and May 26, 2013, respectively. Investments in marketable securities are carried at fair market value with unrealized gains and losses reported as other income. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available-for-sale securities are also recorded to interest income. During the three and nine months ended February 23, 2014 and February 24, 2013, the Company did not sell any marketable securities. The cost of securities sold is based on the specific identification method.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of February 23, 2014 and May 26, 2013.

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

On February 15, 2011, the Company made an investment in Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 23, 2014 and May 26, 2013. The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

Change in Depreciable Lives of Property and Equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review primarily indicated that the actual lives of certain buildings and machinery and equipment at its processing facilities were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective November 25, 2013, the Company changed its estimates of the useful lives of its buildings and machinery and equipment to better reflect the estimated periods during which these assets will remain in service. The Company’s buildings that previously averaged 29 years were increased to an average of 35 years. The Company’s machinery and equipment that previously averaged 7 years were increased to an average of 11 years. The effect of this change in estimate for the three months ended February 23, 2014 was to decrease depreciation expense by $438,000, increase net income by $284,000, and increase basic and diluted earnings per share by $0.01.

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

During the fiscal quarter ended February 23, 2014, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal month in July to the first day of the fiscal fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of February 23, 2014. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

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

As of February 23, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including marketable securities, interest rate swap and a minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the three and nine months ended February 23, 2014 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 23, 2014			At May 26, 2013
Annual consolidated revenue growth rates		4%		3%	to	9%
Annual consolidated expense growth rates	3%	to	4%	3%	to	8%
Consolidated income tax rate		15%			15%
Consolidated discount rates	16%	to	22%	18%	to	28%

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

Impact on value of Windset investment as of February 23, 2014
10% increase in annual revenue growth rates	$2,900
10% increase in annual expense growth rates	$(2,700)
10% increase in income tax rates	$(100)
10% increase in discount rate	$(1,600)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of February 23, 2014 and May 26, 2013 (in thousands):

	Fair Value at February 23, 2014			Fair Value at May 26, 2013
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$1,545	$-	$-
Investment in private company	-	-	37,700	-	-	29,600
Total	$-	$-	$37,700	$1,545	$-	$29,600

Liabilities:
Interest rate swap	$-	$67	$-	$-	$163	$-
Total	$-	$67	$-	$-	$163	$-

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

Recently Adopted Accounting Standards

Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Company early adopted in the first quarter of fiscal year 2014 this standard and such adoption did not have a significant impact on the Company’s financial position or results of operations.

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

4.            Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of February 23, 2014 and May 26, 2013. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

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

During the three and nine months ended February 23, 2014 and February 24, 2013, the Company recorded $281,000 and $844,000, respectively, in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended February 23, 2014 and February 24, 2013 was $400,000 and $1.0 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The increase in the fair market value of the Company’s investment in Windset for the nine months ended February 23, 2014 and February 24, 2013 was $8.1 million and $6.3 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

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

Chiquita

The agreement with Chiquita has been renewed through December 2016 and requires Chiquita to pay annual gross profit minimums to Landec in order for Chiquita to maintain its exclusive license for bananas. Under the terms of the agreement, Chiquita must notify Landec before December 1st of each year whether it is going to maintain its exclusive license. Landec was notified in November 2012 of Chiquita’s desire to not maintain its exclusive license. As a result, the agreement has reverted to a non-exclusive agreement in which Chiquita will pay the Company for membranes purchased and the Company is now entitled to sell its BreatheWay packaging technology for bananas to others.

Windset

In June 2010, Apio entered into an exclusive license agreement with Windset to allow for the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of February 23, 2014, two products have been added to the agreement.

6.            Stock-Based Compensation

In the three and nine months ended February 23, 2014, the Company recognized stock-based compensation expense of $353,000 and $1.0 million, respectively, which included $222,000 and $576,000 for restricted stock unit awards and $131,000 and $416,000 for stock option grants, respectively.

In the three and nine months ended February 24, 2013, the Company recognized stock-based compensation expense of $464,000 and $1.1 million, respectively, which included $230,000 and $528,000 for restricted stock unit awards and $234,000 and $607,000 for stock option grants, respectively.

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 23, 2014	Three Months Ended February 24, 2013	Nine Months Ended February 23, 2014	Nine Months Ended February 24, 2013
Research and development	$14,000	$251,000	$28,000	$465,000
Sales, general and administrative	$339,000	$213,000	$964,000	$670,000
Total stock-based compensation	$353,000	$464,000	$992,000	$1,135,000

As of February 23, 2014, there was $2.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec equity plans. Total expense is expected to be recognized over the weighted-average period of 2.1 years for stock options and 2.0 years for restricted stock unit awards.

7. Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended February 23, 2014	Three Months Ended February 24, 2013	Nine Months Ended February 23, 2014	Nine Months Ended February 24, 2013
Numerator:
Net income and comprehensive income applicable to common stockholders	$6,400	$4,789	$14,603	$18,068

Denominator:
Weighted average shares for basic net income per share	26,697	25,839	26,574	25,752
Effect of dilutive securities:
Stock options and restricted stock units	427	828	519	740
Weighted average shares for diluted net income per share	27,124	26,667	27,093	26,492

Diluted net income per share	$0.24	$0.18	$0.54	$0.68

For the three months ended February 23, 2014 and February 24, 2013, the computation of the diluted net income per share excludes the impact of options to purchase 342,500 shares and 95,527 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended February 23, 2014 and February 24, 2013, the computation of the diluted net income per share excludes the impact of options to purchase 332,037 shares and 88,128 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

8.             Income Taxes

The provision for income taxes for the three and nine months ended February 23, 2014 was $3.7 million and $8.0 million, respectively. The effective tax rate for the nine months ended February 23, 2014 was 35% compared to 31% for the same periods in fiscal year 2013. Although the effective tax rate for the nine months ended February 23, 2014 was the same as the statutory federal income tax rate of 35% there were several offsetting factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of federal and state research and development credits.

As of February 23, 2014 and May 26, 2013, the Company had unrecognized tax benefits of approximately $1.0 million.  Included in the balance of unrecognized tax benefits as of February 23, 2014 and May 26, 2013 is approximately $827,000 and $807,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 23, 2014 and May 26, 2013.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

9.            Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 23, 2014	May 26, 2013
Finished goods	$12,358	$11,297
Raw materials	10,590	9,290
Work in progress	2,720	3,526
Total	$25,668	$24,113

10.          Debt

Long-term debt consists of the following:

	February 23, 2014	May 26, 2013
	(in thousands)	(in thousands)
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$16,373	$17,065
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	9,852	11,080
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	6,750	9,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.23% and 0.38% at February 23, 2014 and May 26, 2013, respectively)	2,805	3,160
Total	35,780	40,305
Less current portion	(6,017)	(5,933)
Long-term portion	$29,763	$34,372

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $19.2 million at February 23, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At February 23, 2014 and May 26, 2013, Apio had zero and $4.0 million, respectively, outstanding under its revolving line of credit.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the agreements. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0. Apio was in compliance with all financial covenants as of February 23, 2014. Unamortized loan origination fees for the GE Debt Agreements were $1.0 million and $1.2 million at February 23, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the three months ended February 23, 2014 and February 24, 2013 were $47,000 and $45,000, respectively. Amortization of loan origination fees recorded to interest expense for the nine months ended February 23, 2014 and February 24, 2013 were $140,000 and $136,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at February 23, 2014) and with no unused fee (at February 23, 2014 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of February 23, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $111,000 and $149,000 at February 23, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended February 23, 2014 and February 24, 2013 was $13,000. Amortization of loan origination fees recorded to interest expense for both the nine months ended February 23, 2014 and February 24, 2013 was $39,000.

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

11.          Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement which expires on April 30, 2015 under its prior credit agreement with Wells Fargo. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of February 23, 2014 and May 26, 2013 was $67,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

12.          Related Party

The Company provides cooling and distribution services to both a farm and Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio has a farming and ownership interest, respectively.   During the three months ended February 23, 2014 and February 24, 2013, the Company recognized revenues of $373,000 and $334,000, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. During the nine months ended February 23, 2014 and February 24, 2013, the Company recognized revenues of $1.5 million and $2.0 million, respectively, which have been included in product sales and in service revenues in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. The related receivable balances of $189,000 and $671,000 are included in related party accounts receivable in the accompanying Consolidated Balance Sheets as of February 23, 2014 and May 26, 2013, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside, a farm in which the Chairman of Apio has an ownership interest, and Windset for sale to third parties. During the three months ended February 23, 2014 and February 24, 2013 the Company recognized cost of product sales of $570,000 and $933,000, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. During the nine months ended February 23, 2014 and February 24, 2013, the Company recognized cost of product sales of $3.2 million and $4.8 million, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Income, from the sale of products purchased from these parties. The related accounts payable of $109,000 and $786,000 are included in related party accounts payable in the accompanying Consolidated Balance Sheets as of February 23, 2014 and May 26, 2013, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

13.          Stockholders’ Equity

During the three months ended February 23, 2014, the Company did not grant any equity awards. During the nine months ended February 23, 2014, the Company granted options to purchase 291,500 shares of common stock and 128,631 of restricted stock unit awards.

As of February 23, 2014 the Company has reserved 3.4 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During both the three and nine months ended February 23, 2014, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

Common Stock Shares
Balance at May 26, 2013	26,402,247
Stock options exercised, net of shares tendered	339,968
Vested restricted stock units, net of shares tendered	38,058
Balance at February 23, 2014	26,780,273

Common Stock
Balance at May 26, 2013	$26
Stock options exercised, net of shares tendered	1
Balance at February 23, 2014	$27

Additional Paid-in Capital
Balance at May 26, 2013	$126,258
Stock options exercised, net of shares tendered	2,147
Taxes incurred by Company for RSUs vested	(326)
Stock-based compensation expense	992
Tax-benefit from stock based compensation expense	1,909
Balance at February 23, 2014	$130,980

Retained Earnings
Balance at May 26, 2013	$52,409
Net income	14,603
Balance at February 23, 2014	$67,012

Non controlling Interest
Balance at May 26, 2013	$1,721
Non controlling interest in net income	123
Distributions to non controlling interest	(226)
Balance at February 23, 2014	$1,618

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

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Taiwan	$2.6	$2.9	$27.2	$28.7
Canada	$12.1	$7.4	$31.8	$19.7
China	$1.3	$0.9	$6.6	$4.5
Indonesia	$2.2	$4.1	$7.1	$17.6
Japan	$1.8	$1.5	$7.1	$7.4
Belgium	$11.1	$10.6	$13.1	$15.2
All Other Countries	$2.2	$6.9	$12.3	$15.7

Operations by segment consisted of the following (in thousands):

Three Months Ended Febr. 23, 2014	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$95,431	$10,676	$20,176	$96	$126,379
International sales	$12,013	$10,676	$10,613	$—	$33,302
Gross profit	$7,282	$990	$11,787	$96	$20,155
Net income (loss)	$131	$206	$7,192	$(1,129)	$6,400
Depreciation and amortization	$1,040	$1	$504	$32	$1,577
Dividend income	$281	$—	$—	$—	$281
Interest income	$3	$—	$74	$1	$78
Interest expense	$332	$—	$58	$—	$390
Income tax expense	$468	$58	$2,028	$1,125	$3,679

Three Months Ended Febr. 24, 2013
Net sales	$86,707	$13,381	$17,331	$448	$117,867
International sales	$7,293	$13,381	$13,579	$—	$34,253
Gross profit	$5,846	$1,031	$10,243	$388	$17,508
Net income (loss)	$338	$228	$5,687	$(1,464)	$4,789
Depreciation and amortization	$1,224	$1	$602	$39	$1,866
Dividend income	$281	$—	$—		$281
Interest income	$4	$—	$42	$—	$46
Interest expense	$421	$—	$66	$—	$487
Income tax expense	$113	$76	$1,895	$670	$2,754

Nine Months Ended Febr. 23, 2014
Net sales	$262,957	$55,106	$37,539	$282	$355,884
International sales	$31,836	$55,005	$18,356	$—	$105,197
Gross profit	$24,383	$4,015	$17,800	$223	$46,421
Net income (loss)	$9,402	$1,209	$7,427	$(3,435)	$14,603
Depreciation and amortization	$3,566	$3	$1,692	$103	$5,364
Dividend income	$844	$—	$—	$—	$844
Interest income	$8	$—	$174	$1	$183
Interest expense	$1,064	$—	$193	$—	$1,257
Income tax expense	$2,434	$341	$2,094	$3,159	$8,028

Nine Months Ended Febr. 24, 2013
Net sales	$233,931	$66,854	$33,043	$767	$334,595
International sales	$19,475	$66,747	$22,603	$—	$108,825
Gross profit	$28,891	$4,407	$15,725	$707	$49,730
Net income (loss)	$15,466	$1,403	$5,713	$(4,514)	$18,068
Depreciation and amortization	$3,634	$3	$1,777	$113	$5,527
Dividend income	$844	$—	$—	$—	$844
Interest income	$12	$—	$92	$—	$104
Interest expense	$1,303	$—	$223	$—	$1,526
Income tax expense	$3,846	$467	$1,904	$2,021	$8,238

During the nine months ended February 23, 2014 and February 24, 2013, sales to the Company’s top five customers accounted for 43% and 39%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Food Products Technology segment accounted for 20% and 12%, respectively, for nine months ended February 23, 2014 and 14% and 12%, respectively, for the nine months ended February 24, 2013. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Products Currently in Approximately 75% of U.S. Retail Grocery Stores: With the acquisition of GreenLine, Apio now has products in approximately 75% of all U.S. retail grocery stores. This gives Apio the opportunity to cross sell Eat Smart value-added products to GreenLine customers and GreenLine value-added products to Eat Smart customers.

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

In June 2010, Apio entered into an exclusive license agreement with Windset for Windset to utilize Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes. Commercial sales of Windset cucumbers and peppers in BreatheWay packaging have begun.

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

Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia through Apio’s export company, Cal-Ex. The Food Export business is a buy/sell business that realizes a margin on average in the 5-10% range.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/23/14	Three months ended 2/24/13	Change	Nine months ended 2/23/14	Nine months ended 2/24/13	Change
Food Products Technology	$95,431	$86,707	10%	$262,957	$233,931	12%
Food Export	10,676	13,381	(20%)	55,106	66,854	(18%)
Total Apio	106,107	100,088	6%	318,063	300,785	6%
HA-based Biomaterials	20,176	17,331	16%	37,539	33,043	14%
Corporate	96	448	(79%)	282	767	(63%)
Total Revenues	$126,379	$117,867	7%	$355,884	$334,595	6%

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

The increase in Apio’s Food Products Technology revenues for the three and nine months ended February 23, 2014 compared to the same periods of last year was primarily due to a 6% and 7%, respectively, increase in unit volume sales resulting primarily from expanded product offerings and a 10% and 8%, respectively, unit volume increase in the fresh-cut vegetable category, according to Nielsen, coupled with new product introductions which typically have a higher price per unit than historical offerings.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the three and nine months ended February 23, 2014 compared to the same periods last year was due to a 20% and 13%, respectively, decrease in unit volume sales primarily as a result of new Indonesian import quotas on fruit.

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

The increase in Lifecore’s revenues for the three and nine months ended February 23, 2014 compared to the same periods last year was primarily due to a 40% and 39%, respectively, increase in revenues in Lifecore’s aseptic filling business from increased sales to existing customers.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC.

The decrease in Corporate revenues for the three and nine months ended February 23, 2014 compared to the same periods of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 2/23/14	Three months ended 2/24/13	Change	Nine months ended 2/23/14	Nine months ended 2/24/13	Change
Food Products Technology	$7,282	$5,846	25%	$24,383	$28,891	(16%)
Food Export	990	1,031	(4%)	4,015	4,407	(9%)
Total Apio	8,272	6,877	20%	28,398	33,298	(15%)
HA-based Biomaterials	11,787	10,243	15%	17,800	15,725	13%
Corporate	96	388	(75%)	223	707	(68%)
Total Gross Profit	$20,155	$17,508	15%	$46,421	$49,730	(7%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and nine months ended February 23, 2014 compared to the same periods last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for Apio’s Food Products Technology business for the three months ended February 23, 2014 compared to the same period last year was primarily due to the gross profit generated from the 10% increase in revenues, a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin new products versus the lower margin core packaged vegetable products and a favorable change in produce sourcing costs during this year’s third quarter compared to last year’s third quarter due to more favorable weather conditions in California this winter compared to last winter. During the third quarter of last year the Company incurred significant produce sourcing costs in excess of contracted prices due to weather events that were not incurred during the third quarter of this year.

The decrease in gross profit for Apio’s Food Products Technology business for the nine months ended February 23, 2014 compared to the same period last year was primarily due to much higher than expected operating costs including raw produce sourcing cost during primarily the first six months of fiscal year 2014 resulting from lower yields due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California. The higher operating costs reduced Apio’s gross profit by approximately $7.4 million during the first nine months of fiscal year 2014 which was partially offset by the gross profit generated from the 12% increase in revenues.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a gross margin typically in the 5-10% range.

The decrease in gross profit for Apio’s export business during the three and nine months ended February 23, 2014 compared to the same periods last year was due to the 20% and 18%, respectively, decrease in revenues. The decreases in revenues were higher than the decreases in gross profit because of favorable product mix changes to higher margin products which resulted in a higher gross margin during the three and nine months ended February 23, 2014 of 9.3% and 7.3%, respectively, compared to a gross margin of 7.7% and 6.6%, respectively, during the three and nine months ended February 24, 2013.

HA-based Biomaterials (Lifecore)

The increase in gross profit during the three and nine months ended February 23, 2014 compared to the same periods last year was primarily due to the 16% and 14%, respectively, increase in revenues.

Corporate

The decrease in Corporate gross profit for the three and nine months ended February 23, 2014 compared to the same periods of the prior year was due to R&D revenues of $275,000 and $413,000, respectively, received from Nitta during the three and nine months ended February 24, 2013 of last year.

Operating Expenses (in thousands):

	Three months ended 2/23/14	Three months ended 2/24/13	Change	Nine months ended 2/23/14	Nine months ended 2/24/13	Change
Research and Development:
Apio	$264	$236	12%	$875	$838	4%
Lifecore	1,132	1,258	(10%)	3,702	3,625	2%
Corporate	327	831	(61%)	991	2,179	(55%)
Total R&D	$1,723	$2,325	(26%)	$5,568	$6,642	(16%)

Selling, General and Administrative and other:
Apio	$5,792	$5,614	3%	$16,856	$13,435	25%
Lifecore	980	1,093	(10%)	3,143	3,488	(10%)
Corporate	1,928	1,817	6%	5,970	5,410	10%
Total S,G&A	$8,700	$8,524	2%	$25,969	$22,333	16%

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

The decrease in R&D expenses for the three and nine months ended February 23, 2014 compared to the same periods last year was primarily due to a decrease in Corporate R&D because of the Company transitioning away from R&D and licensing collaborations to focusing R&D efforts on its core food and HA businesses.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses. Included in S,G&A for Apio for the nine months ended February 24, 2013 is a $3.9 million reversal of the earn-out liability which was recorded as a reduction of operating expenses.

The increase in S,G&A expenses for the three months ended February 23, 2014 compared to the same period last year was primarily due to an increase in accounting and tax fees, public company costs and board of director fees, partially offset by no bonuses being accrued at Apio or Corporate for the three months ended February 23, 2014 due to actual results being below plan compared to last year when bonuses were accrued during the three months ended February 24, 2013.

The increase in S,G&A expenses for the nine months ended February 23, 2014 compared to the same period last year was primarily due to the $3.9 million reversal of the earn-out liability associated with the GreenLine acquisition during the second quarter of last year and an increase in accounting and tax fees, public company costs and board of director fees partially offset by no bonuses being accrued at Apio or Corporate for the nine months ended February 23, 2014 due to actual results being below plan compared to last year when bonuses were accrued during the nine months ended February 24, 2013.

Other (in thousands):

	Three months ended 2/23/14	Three months ended 2/24/13	Change	Nine months ended 2/23/14	Nine months ended 2/24/13	Change
Dividend Income	$281	$281	—	$844	$844	—
Interest Income	$78	$46	70%	$183	$104	76%
Interest Expense	$(390)	$(487)	(20% )	$(1,257)	$(1,526)	(18%	)
Other Income	$400	$1,047	(62% )	$8,100	$6,288	29%
Income Taxes	$(3,679)	$(2,754)	34%	$(8,028)	$(8,238)	(3%	)
Non controlling Int.	$(22)	$(3)	633%	$(123)	$(159)	(23%	)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and nine months ended February 23, 2014 compared to the same periods last year.

Interest Income

The increase in interest income for the three and nine months ended February 23, 2014 compared to the same periods last year was not significant.

Interest Expense

The decrease in interest expense during the three and nine months ended February 23, 2014 compared to the same periods last year was due to the Company paying down its debt by $11.1 million during the last twelve months.

Other Income (Expense)

The decrease in other income for the three months ended February 23, 2014 was due to a decrease in the change in the fair market value of our Windset investment compared to the change in the third quarter of last year.

The increase in other income for the nine months ended February 23, 2014 was due to an increase in the change in the fair market value of our Windset investment compared to the change in the first nine months of last year.

Income Taxes

The increase in the income tax expense for the three months ended February 23, 2014 was due to a 34% increase in net income before taxes compared to the same period last year. The effective tax rate for the three months ended February 23, 2014 was 37% compared to 36% for the same period last year.

The decrease in the income tax expense for the nine months ended February 23, 2014 was due to a 14% decrease in net income before taxes compared to the same period last year. The effective tax rate for the nine months ended February 23, 2014 was 35% compared to 31% for the same period last year. The effective tax rates for the first nine months of last year was lower than this year as a result of the $3.9 million earn out adjustment which was not subject to income tax.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non controlling interest for the three and nine months ended February 23, 2014 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 23, 2014, the Company had cash and cash equivalents of $13.0 million, a net decrease of $0.7 million from $13.7 million at May 26, 2013.

Cash Flow from Operating Activities

Landec generated $13.8 million of cash from operating activities during the nine months ended February 23, 2014, compared to $13.5 million for the nine months ended February 24, 2013. The primary sources of cash from operating activities during the nine months ended February 23, 2014 were from (1) generating $14.7 million of net income, (2) $6.4 million of non-cash depreciation/amortization and stock based compensation expenses and (3) a $5.3 million net increase in deferred tax liabilities. These sources of cash were partially offset by the $8.1 million of non-cash income generated from the fair market value change of the Company’s investment in Windset and from a net increase of $2.9 million in working capital. The primary factors which increased working capital during the first nine months of fiscal year 2014 were (1) a $4.5 million increase in receivables primarily due to the timing of receipts at Apio and from February 2014 revenues for Lifecore being $2.5 million higher than Lifecore’s May 2013 revenues, (2) a $1.6 million increase in inventory primarily at Apio as a result of increasing sales activity and (3) a $2.5 million decrease in accounts payable due to the timing of payments at both Apio and Lifecore. These increases in working capital were partially offset by a $2.7 million increase in current liabilities resulting primarily from the timing of invoices at Apio and a $3.9 million increase in Apio’s cost of sales for February 2014 compared to May 2013.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 23, 2014 was $8.6 million compared to $8.3 million for the same period last year. The primary uses of cash in investing activities during the first nine months of fiscal year 2014 were for the purchase of $10.2 million of equipment primarily for capacity expansion to support the growth of the Apio value-added and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 23, 2014 was $5.9 million compared to $17.4 million for the same period last year. The net cash used in financing activities during the first nine months of fiscal year 2014 was primarily due to the $8.5 million of net payments on the Company’s lines of credit and long-term debt offset by $2.1 million received from proceeds from sale of common stock. The primary use of cash from financing activities during the first nine months of last year was from a $10 million earn out payment from the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and was therefore classified as a financing activity.

Capital Expenditures

During the nine months ended February 23, 2014, Landec purchased equipment for capacity expansion to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $10.2 million of capital expenditures.

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

1)

A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the monthly combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries (availability was $19.2 million at February 23, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At February 23, 2014, no amounts were outstanding under Apio’s revolving line of credit.

2)	A $12.7 million capital equipment loan which matures in seven years payable in monthly principal and interest payments of $175,356 with interest based on a fixed rate of 4.39% per annum.

3)

A $19.2 million real estate loan, $1.2 million of which was paid in April 2013, and the remainder maturing in ten years. The real estate loan has a fifteen year amortization period due in monthly principal and interest payments of $133,060 with interest based on a fixed rate of 4.02% per annum. The principal balance remaining at the end of the ten year term is due in one lump sum on May 1, 2022.

The obligations of Apio and its subsidiaries arising from the Apio Loan Agreements are secured by liens on all of the property of Apio and its subsidiaries. The Apio Loan Agreements contain customary events of default under which obligations could be accelerated or increased. Landec is guaranteeing all obligations of Apio and its subsidiaries to GE Capital under the loans described in clauses (2) and (3) above and has pledged its equity interest in Apio as collateral under the loan described in (1) above. The Apio Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0. Apio was in compliance with all financial covenants as of February 23, 2014. Unamortized loan origination fees for the GE Debt Agreements were $1.0 million and $1.2 million at February 23, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for the three months ended February 23, 2014 and February 24, 2013 were $47,000 and $45,000, respectively. Amortization of loan origination fees recorded to interest expense for the nine months ended February 23, 2014 and February 24, 2013 were $140,000 and $136,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at February 23, 2014) and with no unused fee (at February 23, 2014 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 26, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of February 23, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $111,000 and $149,000 at February 23, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended February 23, 2014 and February 24, 2013 was $13,000. Amortization of loan origination fees recorded to interest expense for both the nine months ended February 23, 2014 and February 24, 2013 was $39,000.

The Term Loan was used to repay Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of February 23, 2014 and May 26, 2013 was $67,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended February 23, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on February 23, 2014.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit
Number	Exhibit Title
18.1+	Preferability Letter from Independent Registered Public Accounting Firm dated March 28, 2014

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Date:     March 28, 2014