Form 10-K
period 2014-05-25
LANDEC CORP \CA\
filed 2014-08-01
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 25, 2014, or

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

Yes  ___  No    X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $294,141,000 as of November 24, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 18, 2014, there were 26,839,725 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2014 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and market differentiated products in food and biomedical materials markets and license technology applications to partners. The Company is focused on health and wellness solutions and applications within the packaged food and biomaterial markets. In our Apio, Inc. (“Apio”) food business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomedical materials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s food and biomedical materials businesses utilize polymer chemistry technology, a key differentiating factor. Both core businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio and directly to large ophthalmic suppliers for Lifecore. Both core businesses also benefit from the momentum that underlies consumer interest in healthy living - eating better and staying active.

Within our two core businesses, Landec has three operating segments – Food Products Technology, Food Export and HA-based Biomaterials, each of which is described below. Financial information concerning each of these segments for fiscal years 2014, 2013 and 2012 is summarized in Note 14 to the Consolidated Financial Statements.

Apio operates our Food Products Technology business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® and GreenLine® brands. In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging in bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and helps ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.

Apio also operates the Food Export business. The Food Export business purchases and sells whole fruit and vegetable products predominantly to Asian markets.

Lifecore operates our Biomaterials business and is principally involved in the manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company also specializes in aseptic filling services, as a contract development and manufacturing organization (CDMO), for difficult to handle (viscous) medicines filled in finished dose syringes.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

The Company has two proprietary polymer technology platforms: 1) Intelimer® materials which are the key technology behind our BreatheWay membrane technology, and 2) hyaluronan biopolymers. The Company’s materials are generally proprietary as a result of being patented or due to being specially formulated for specific customers to meet specific commercial applications and/or specific regulatory requirements. The Company’s polymer technologies, its customer relationships and trade names and its strong channels of distribution, are the foundation and key differentiating advantages on which Landec has built its business.

A) Intelimer Polymers

Intelimer polymers are crystalline, hydrophobic polymers that use a temperature switch to control and modulate properties such as viscosity, permeability and adhesion when varying the materials’ temperature above and below the temperature switch. The sharp temperature switch is adjustable at relatively low temperatures (0°C to 100°C) and the changes resulting from the temperature switch are relatively easy to maintain in industrial and commercial environments. For instance, Intelimer polymers can change within the range of one or two degrees Celsius from a non-adhesive state to a highly tacky, adhesive state; from an impermeable state to a highly permeable state; or from a solid state to a viscous liquid state.

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

Landec's Intelimer materials are readily available and are generally synthesized from long side-chain acrylic monomers that are derived primarily from natural materials such as coconut and palm oils that are highly purified and designed to be manufactured economically through known synthetic processes. These acrylic-monomer raw materials are then polymerized by Landec leading to many different side-chain crystallizable polymers whose properties vary depending upon the initial materials and the synthetic process. Intelimer materials can be made into many different forms, including films, coatings, microcapsules and discrete forms. Intelimer polymers are the coatings on the substrate used to form our BreatheWay membranes.

BreatheWay Membrane Packaging

Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and, therefore, are limited in their ability to be distributed broadly to markets. The Company’s proprietary BreatheWay packaging technology utilizes Landec’s Intelimer polymer technology to naturally extend the shelf life and quality of fresh-cut and whole produce.

After harvesting, vegetables and fruit continue to respire, consuming oxygen and releasing carbon dioxide. Too much or too little oxygen can result in premature spoilage and decay. The respiration rate of produce varies for each fruit and vegetable. Conventional packaging films used today, such as polyethylene and polypropylene, can be made with modest permeability to oxygen and carbon dioxide, but often do not provide the optimal atmosphere for the packaged produce. To achieve optimal product performance, each fruit or vegetable requires its own unique package atmosphere conditions. The challenge facing the industry is to develop packaging that meets the highly variable needs that each product requires in order to achieve value-creating performance. The Company believes that its BreatheWay packaging technology possesses all of the critical functionalities required to serve this diverse market. In creating a product package, a BreatheWay membrane is applied over a small cutout section or an aperture of a flexible film bag or plastic tray. This highly permeable “window” acts as the mechanism to provide the majority of the gas transmission requirements for the entire package. These membranes are designed to provide three principal benefits:

High Permeability. Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 to 1,000 times the rate of conventional packaging films. The Company thinks that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce in many package sizes and configurations.

Ability to Adjust Oxygen and Carbon Dioxide Ratios. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 to selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce. Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability resulting in sub-optimal package atmosphere conditions for many produce products.

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

B) Sodium Hyaluronate (HA)

Sodium hyaluronate is a non-crystalline, hydrophilic polymer that exists naturally as part of the extracellular matrix in many tissues within the human body, most notably within the aqueous humor of the eye, synovial fluid, skin and umbilical cord. The viscoelastic properties and water solubility of HA make it ideal for medical applications where space maintenance, lubricity or tissue protection are critical. Because of its widespread presence in tissues, its critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used in existing applications and for an increasing variety of other medical applications.

Sodium hyaluronate can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from fermentation, using an extremely efficient microbial fermentation process and a highly effective purification operation.

Sodium hyaluronate was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, it is used for maintaining the space in the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses. The first ophthalmic HA product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981. In 1985, Lifecore introduced the bacterial fermentation process to manufacture premium HA and received patent protection until 2002. HA-based products, produced either by rooster comb extraction or by fermentation processes such as Lifecore’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. HA has also become a significant component in several products used in orthopedics. Lifecore’s HA is used as a viscous carrier for allogeneic freeze-dried demineralized bone used in spinal surgery, and as the active component of devices to treat the symptoms of osteoarthritis, and as a component to provide increased lubricity to medical devices. Lifecore’s HA has also been utilized in veterinary drug applications to treat traumatic arthritis.

Description of Business Segments

In this Description of Business Segments section, “Apio” and the “Food Products Technology business” will be used interchangeably; however, when describing Apio’s export business it will be referred to as the “Food Export business”.

A) Food Products Technology Business

The Food Products Technology business had revenues of $361 million for the fiscal year ended May 25, 2014, $320 million for the fiscal year ended May 26, 2013 and $208 million for the fiscal year ended May 27, 2012.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products typically packaged in our proprietary BreatheWay packaging. Apio’s fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators. During the fiscal year ended May 25, 2014, Apio shipped approximately twenty-nine million cartons of produce to its customers throughout North America, primarily in the United States.

Most vegetable products packaged in our BreatheWay packaging have 17 to 20 days of shelf life. In addition to packaging innovation, Landec’s Apio food business develops innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, the Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of well over $1 million as of May 2014. Additionally, we have launched several other superfood salad kits including Ginger Bok Choy, Apple Fennel, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that 39% of Americans are obese and 23% of Americans have diabetes. More and more consumers are beginning to make better food choices in their schools, homes and in restaurants and that is where our superfood products can fit into consumers daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in over 70% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands EatSmart® and GreenLine®. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and to Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company is engaged in the testing and development of other BreatheWay products. These packaging license relationships generate revenues either from product sales or royalties once commercialized.

Apio Business Model

Landec is working with leaders in club stores, retail grocery chains and food service customers. The Company thinks it will have growth opportunities for the next several years through new customers and the introduction of innovative products in the United States, expansion of its existing customer relationships, and export and shipment of specialty packaged produce.

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

Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and during certain times of the year, enters into joint ventures with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole value-added processing business.

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio now has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and recently Apio began processing non-green bean products in one of our East Coast processing facilities to meet the next-day delivery needs of customers.

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Apio has introduced eleven new unique products.

Products Currently in Over 70% of U.S. Retail Grocery Stores: With the acquisition of GreenLine, Apio now has products in over 70% of all U.S. retail grocery stores. This gives Apio the opportunity to cross sell Eat Smart value-added products to GreenLine customers and GreenLine value-added products to Eat Smart customers.

Windset

On February 15, 2011, Apio entered into a share purchase agreement (the “Purchase Agreement”) with Windset. Pursuant to the Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Purchase Agreement. The Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put/call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset. On July 15, 2014, the Company purchased an additional 6.8% of Windset common stock and 8.5% of Windset’s outstanding junior preferred stock for an aggregate price of $11.0 million increasing its ownership to 26.9% of Windset’s common stock.

The Company thinks that hydroponically grown produce using Windset’s know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. In addition to growing produce in their own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export company, Cal-Ex. The Food Export business is a commission-based buy/sell business that realizes a gross margin in the 5-8% range.

The Food Export business had revenues of $70 million for the fiscal year ended May 25, 2014, $79 million for the fiscal year ended May 26, 2013 and $71 million for the fiscal year ended May 27, 2012.

Apio is strategically positioned with Cal-Ex to benefit from the growing population and wealth in Asia and other parts of the world over the next decade. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia. Other large export items include apples, grapes, stonefruit and citrus.

C) HA-based Biomaterials

Our HA-based Biomaterials business operates through our Lifecore subsidiary. Lifecore had revenues of $46 million for the fiscal year ended May 25, 2014, $41 million for the fiscal year ended May 26, 2013 and $34 million for the fiscal year ended May 27, 2012.

Lifecore operates our medical materials business and is principally involved in the manufacture of pharmaceutical-grade sodium hyaluronate products in the form of injectable products for ophthalmologic and orthopedic applications. There is now a greater percentage of Americans age 65 and older than at any other time in U.S. history and currently over 40 million Americans are 65 years of age or older and this trend is going to accelerate dramatically over the upcoming years. As our population ages, eye surgeries such as cataract surgeries, are going to increase. Additionally, patients will seek joint therapy as cartilage and soft tissue deteriorates. HA injections are a primary course of treatment and Lifecore has built a leadership position in the markets it serves. It is estimated that there will be 22 million cataract surgeries in 2014 worldwide. Lifecore’s expertise includes its ability to ferment, separate, purify, and aseptically fill HA for injectable product use. In addition to ophthalmic and orthopedic uses, veterinary medicine is another application for Lifecore’s HA. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA and uses its aseptic filling capabilities to also deliver private-labeled HA finished products to its customers. Lifecore sells its products through partners in the U.S., Europe and South America. Lifecore has built its reputation as a premium supplier of HA.

Lifecore’s products are primarily sold to strategic marketing partners for use in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary. In addition, Lifecore provides product development services to its partners for HA-based, as well as non-HA based, fermented products and aseptically formulated products. These services include activities such as tech transfer, material component changes, analytical method development, pilot studies, stability studies, process validation, and clinical production.

By leveraging its fermentation process and aseptic formulation and filling expertise, Lifecore has become a leader in the supply of HA-based products for multiple applications, and has taken advantage of non-HA device and drug opportunities by leveraging its expertise in manufacturing and aseptic syringe filling capabilities. Elements of Lifecore’s strategy include the following:

•     Establish strategic relationships with market leaders. Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has been able to establish long-term relationships with the market leading ophthalmic surgical companies, and leverages those partnerships to attract new relationships in other medical markets.

•     Expand medical applications for HA. Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify and pursue opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, device coatings and through pharmaceutical sales to academic and corporate research customers. As part of this effort, Lifecore continues to explore applications for its Corgel® Biohydrogel technology licensed from the Cleveland Clinic Foundation. Further applications may involve expanding process development activity and/or additional licensing of technology.

•     Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore has made strategic capital investments in its contract manufacturing and development business focusing on extending its aseptic filling capacity and capabilities. It is investing in this segment to meet increasing partner demand and attract new contract filling opportunities. Lifecore is using its manufacturing capabilities to provide contract manufacturing and development services to its partners in the area of sterile pre-filled syringes and fermentation and purification requirements.

•     Maintain flexibility in product development and supply relationships. Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to providing tech transfer and development services to manufacturing aseptically-packaged, finished sterile products and to assuming full supply chain responsibilities.

Trademarks/Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™, Lifecore®, LUROCOAT® and Ortholure™ are some of the trademarks or registered trademarks and trade names of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Apio has 36 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Food Export business. During fiscal years 2014, 2013 and 2012, sales to the Company’s top five customers accounted for approximately 42%, 40% and 45%, respectively, of its revenues, with the top two customers, both from the Food Products Technology segment, Costco Wholesale Corporation which accounted for approximately 21%, 16%, and 17%, respectively, and Wal-mart, Inc. which accounted for approximately 11%, 13%, and 11%, respectively, of the Company’s revenues. A loss of either of these customers would have a material adverse effect on the Company’s business.

Lifecore sells products to partners under supply agreements and also through distribution agreements. Excluding research sales, Lifecore does not sell to end users and, therefore, does not have the traditional infrastructure of a dedicated sales force and marketing employees and its name recognition allows Lifecore to attract new customers and offer its services with a minimal marketing and sales infrastructure.

Seasonality

Apio’s sales are seasonal. The Food Products Technology business can be affected by seasonal weather factors, such as the high cost of sourcing product due to a shortage of essential value-added produce items, which have impacted quarterly results in the past. The Food Export business also typically recognizes a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half. Lifecore’s business is not significantly affected by seasonality.

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

Apio processes its fresh-cut, value-added green bean products, acquired with the acquisition of GreenLine in April 2012, in four processing plants located in Guadalupe, California; Bowling Green, Ohio; Hanover, Pennsylvania; and Vero Beach, Florida.

Hyaluronan-based Biomaterials Business

The commercial production of HA by Lifecore requires fermentation, separation and purification capabilities. Products are supplied in a variety of bulk and single dose configurations.

Lifecore produces its HA through a bacterial fermentation process. Medical grade HA was initially commercially available only through an extraction process from rooster combs. Lifecore believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities. Today’s HA competitors are primarily utilizing a fermentation process.

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

The FDA inspects the Company’s manufacturing systems periodically and requires compliance with the FDA’s Quality System Regulation (“QSR”). In addition, Lifecore’s customers conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  Similar to other manufacturers subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products. The Company maintains a Quality System which complies with applicable standards and regulations: FDA Medical Device Quality System requirements (21 CFR 820); FDA Drug Good Manufacturing Practices (21 CFR 210-211); European Union Good Manufacturing Practices (EudraLex Volume 4); Medical Device Quality Management System (ISO 13485); European Medical Device Directive; Canadian Medical Device Regulations; International Guide for Active Pharmaceutical Ingredients (ICH Q7), and Australian Therapeutic Goods Regulations).  Compliance with these international standards of quality greatly assists in the marketing of Lifecore’s products globally.

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

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012 were $7.2 million, $9.3 million and $9.6 million, respectively. Research and development expenditures funded by corporate or governmental partners were zero during fiscal year 2014, $688,000 during fiscal year 2013 and zero in fiscal year 2012. The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 25, 2014, Landec had 61 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, and mechanical and chemical engineering.

Competition

The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food processors, packaging companies, and medical and pharmaceutical companies is intense. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 43 U.S. patents issued of which 28 remain active as of May 25, 2014 with expiration dates ranging from 2014 to 2028. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device and on the quality control procedures, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements, along with pre-approval inspection (PAI) for PMA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices, the Company that owns the product submission is required to submit an annual report and to obtain approval of a PMA supplement for modifications to the device or its labeling. Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

Employees

As of May 25, 2014, Landec had 531 full-time employees, of whom 432 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 99 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees is represented by a union, and Landec considers its relationship with its employees to be good.

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

We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. On January 2, 2013, we reported that our audit committee reached a determination to restate our previously-filed interim financial statements for the quarter ended August 26, 2012 and that our previously-filed interim financial statements for the quarter ended August 26, 2012 should not be relied upon. We also reported management’s determination that a material weakness existed in our internal control over financial reporting at August 26, 2012. As a result of the material weakness, management also concluded that our disclosure controls and procedures were not effective at August 26, 2012.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Food Products Technology business is subject to weather conditions that affect commodity prices, crop quality and yields, and decisions by growers regarding crops to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. In fiscal year 2014, the Company’s operating income was negatively impacted by approximately $9.3 million in operational variances driven from produce quality and yield issues, higher labor costs and lower processing yields in the Food Products Technology business. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

The Global Economy is Experiencing Continued Volatility, Which May Have an Adverse Effect on Our Business

In recent years, the U.S. and international economy and financial markets experienced a significant slowdown and volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, geopolitical conflicts, falling consumer confidence and high unemployment rates. Ongoing volatility in the economy and financial markets could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease because we may not be able to reduce costs at the same rate as our sales decline. We cannot predict the ultimate severity or length of the current period of volatility, whether the recent signs of economic recovery will prove sustainable, or the timing or severity of future economic or industry downturns.

Given the current uncertain economic environment, our customers, suppliers and partners may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. This may result in lower sales and/or inventory that may not be saleable or bad debt expense for Landec. In addition to the impact of the current market uncertainty on our customers, some of our vendors and growers may experience a reduction in their availability of funds and cash flows, which could negatively impact their business as well as ours. A further worsening of the economic environment or continued or increased volatility of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically. Further, this economic volatility and uncertainty about future economic conditions makes it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Apio can be affected by seasonal and weather factors which have impacted our financial results due to a shortage of essential value-added produce items. In fiscal year 2014, operational variances driven from produce quality and yield issues, higher labor costs and lower processing yields in the Food Products Technology business had an approximate $9.3 million negative impact on our operating income. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetable and fruit markets. Other factors that affect our operations include:

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

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We or our partners/customers are in the early stage of product commercialization of certain Intelimer-based specialty packaging, HA-based products and other Intelimer polymer products. We expect that our future growth will depend in large part on our or our partners/customers ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products companies will depend substantially on developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

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

We Have a Concentration of Manufacturing for Apio and Lifecore and May Have to Depend on Third Parties to Manufacture Our Products

Any disruptions in our primary manufacturing operation at Apio’s facilities in Guadalupe, California or Bowling Green, Ohio or Lifecore’s facility in Chaska, Minnesota would reduce our ability to sell our products and would have a material adverse effect on our financial results. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products and raw materials for our HA products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

We May Be Unable to Adequately Protect Our Intellectual Property Rights

We may receive notices from third parties, including some of our competitors, claiming infringement by our products of their patent and other proprietary rights. Regardless of their merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, we could be required to alter our products or processes and our business, results of operations or financial position could be materially adversely affected. Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Any pending patent applications we file may not be approved and we may not be able to develop additional proprietary products that are patentable. Any patents issued to us may not provide us with competitive advantages or may be challenged by third parties. Patents held by others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents.

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

Our Food Products Technology business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse effect on our business.

Lifecore’s existing products and its products under development are considered to be medical devices and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety, efficacy and clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the Company’s clinical studies will show safety or effectiveness; that any of the Company’s products that require FDA clearance or appoval will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

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

We Depend on Strategic Partners and Licenses for Future Development

Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under such agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2014, approximately 29% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

regulatory approval process,

government controls,

export license requirements,

political instability,

price controls,

trade restrictions,

changes in tariffs, or

difficulties in staffing and managing international operations.

Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our international business, and our financial condition and results of operations. While our foreign sales are currently priced in dollars, fluctuations in currency exchange rates may reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. Regulatory, geopolitical and other factors may adversely impact our operations in the future or require us to modify our current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2014, sales to our top five customers accounted for approximately 42% of our revenues, with our two largest customers from our Food Products Technology segment, Costco Wholesale Corporation and Wal-mart, Inc. accounting for approximately 21% and 11%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

As of May 25, 2014, the Company owned or leased properties in Menlo Park and Arroyo Grande, Guadalupe California; Chaska, Minnesota; Bowling Green, Perrysburg and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Rock Tavern, New York.

These properties are described below:

				Acres
Location	Business Segment	Ownership	Facilities	of Land	Lease Expiration
Menlo Park, CA	Corporate	Leased	14,600 square feet of office and laboratory space	—	12/31/16
Chaska, MN	HA-based Biomaterials	Owned	114,000 square feet of office, laboratory and manufacturing space	27.5	—
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Bowling Green, OH	Food Products Technology	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Food Products Technology	Owned	18,700 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Food Products Technology	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/14
Rock Hill, SC	Food Products Technology	Owned	16,400 square feet of cold storage and office space	3.6	—
Rock Tavern, NY	Food Products Technology	Leased	7,700 square feet of cold storage and office space	—	8/23/23
McClure, OH	Food Products Technology	Leased	Farm land	185	12/31/14
Perrysburg, OH	Food Products Technology	Leased	9,000 square feet of office space	—	10/31/14
Guadalupe, CA	Food Products Technology	Leased	105,000 square feet of parking space	2.4	9/30/18
Guadalupe, CA	Food Products Technology	Leased	5,300 square feet of office space	—	5/31/17
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to- Month

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

Fiscal Year Ended May 25, 2014	High	Low

4th Quarter ending May 25, 2014	$12.16	$10.19
3rd Quarter ending February 23, 2014	$12.62	$10.08
2nd Quarter ending November 24, 2013	$13.57	$11.34
1st Quarter ending August 25, 2013	$15.82	$13.21

Fiscal Year Ended May 26, 2013	High	Low

4th Quarter ending May 26, 2013	$14.66	$10.48
3rd Quarter ending February 24, 2013	$12.87	$9.15
2nd Quarter ending November 25, 2012	$12.20	$8.86
1st Quarter ending August 26, 2012	$9.96	$6.72

Holders

There were approximately 57 holders of record of 26,839,725 shares of outstanding Common Stock as of July 18, 2014. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during fiscal years 2014 or 2013. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 25, 2014	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011	Year Ended May 30, 2010
Statement of Income Data:
(in thousands)

Product sales	476,813	441,708	317,552	276,729	238,224

Cost of product sales	414,249	378,948	265,414	230,034	204,458

Gross profit	62,564	62,760	52,138	46,695	33,766

Operating costs and expenses:
Research and development	7,204	9,294	9,625	9,275	4,361
Selling, general and administrative	35,170	32,531	26,515	24,608	17,698
Other operating (income)/expenses	—	(3,933)	1,421	4,780	3,725
Total operating costs and expenses	42,374	37,892	37,561	38,663	25,784

Operating profit	20,190	24,868	14,577	8,032	7,982

Dividend income	1,125	1,125	1,125	328	—
Interest income	260	179	180	430	834
Interest expense and other	(1,650)	(2,008)	(929)	(820)	(88)
Other income	10,000	8,100	5,331	472	—
Net income before taxes	29,925	32,264	20,284	8,442	8,728
Income tax expense	(10,583)	(9,452)	(7,185)	(4,181)	(4,262)
Consolidated net income	19,342	22,812	13,099	4,261	4,466
Non-controlling interest	(197)	(225)	(403)	(341)	(482)
Net income applicable to common stockholders	$19,145	$22,587	$12,696	$3,920	$3,984

Basic net income per share	$0.72	$0.87	$0.49	$0.15	$0.15
Diluted net income per share	$0.71	$0.85	$0.49	$0.15	$0.15

Shares used in per share computation:
Basic	26,628	25,830	25,849	26,397	26,382
Diluted	27,120	26,626	26,126	26,626	26,633

	May 25, 2014	May 26, 2013	May 27, 2012	May 29, 2011	May 30, 2010
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$14,243	$13,718	$22,177	$8,135	$27,817
Total assets	313,623	290,942	277,692	206,312	200,197
Long-term debt	34,372	40,305	47,317	19,830	23,770
Retained earnings	71,554	52,409	29,822	17,126	13,206
Total stockholders’ equity	$203,069	$178,693	$149,742	$136,055	$130,784

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

As of May 25, 2014, the Company’s retained earnings were $72 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Apio’s Food Products Technology revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are generally washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income

In addition, Food Products Technology value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to our customers. Sales of BreatheWay packaging are recognized when shipped to our customers.

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

Our HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014 and (3) Veterinary/Other. The vast majority of revenues from our HA-based Biomaterials business are recognized upon shipment.

A small amount of revenues from our HA-based Biomaterials business is related to contract research and development (R&D) services and multi-element arrangement services with customers where we provide products and/or services in a bundled arrangement.

Contract revenue R&D is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

For sales arrangements that contain multiple elements, the Company splits the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. The Company also evaluates whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby the Company assesses, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. The Company then allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore, uses estimated selling prices to allocate revenue between the elements of the arrangement.

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

From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded as a reduction of revenue.

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 25, 2014	Year ended May 26, 2013
Recorded upon shipment	$398,938	$359,518
Recorded upon acceptance in foreign port	69,710	78,442
Revenue from license fees, R&D contracts and royalties/profit sharing	1,354	1,975
Revenue from multiple element arrangements	6,811	1,773
TOTAL	$476,813	$441,708

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 25, 2014, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

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

The Company tested its indefinite-lived intangible assets for impairment as of February 24, 2014 and determined that no adjustments to the carrying values of these assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value for goodwill. The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The market approach is not used to value the Company’s reporting units because insufficient market comparables exist to enable the Company to develop a reasonable fair value due to the unique nature of each of the Company’s reporting units.

The DCF associated with the annual goodwill impairment analysis for the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 36% effective tax rate for each year. Management takes into account the historical trends of the Food Products Technology reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting unit as of February 24, 2014 was 136% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 21, 2013, the projected cash flow from operations for determining the DCF for fiscal year 2014 was $10.1 million for the Food Products Technology reporting unit. The actual cash flow from operations for fiscal year 2014 was $10.5 million.

The DCF associated with the annual goodwill impairment analysis for the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 36% effective tax rate for each year. Management takes into account the historical trends of HA-based Biomaterials reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the HA-based Biomaterials reporting unit as of February 24, 2014 was 176% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 21, 2013, the projected cash flow from operations for determining the DCF for fiscal year 2014 was $6.3 million for the HA-based Biomaterials reporting unit. The actual cash flow from operations for fiscal year 2014 was $10.2 million. The difference of $3.9 million is primarily due to timing of working capital changes and lower than planned intercompany charges for income taxes.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 25, 2014, the Company had a valuation allowance of $881,000 against deferred tax assets.

In addition to valuation allowances, the Company establishes tax-contingency accruals for uncertain tax positions. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company’s effective tax rate includes the impact of tax-contingency accruals as considered appropriate by management.

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

As of May 25, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and its minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 25, 2014 and May 26, 2013 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 25, 2014			At May 26, 2013
Annual consolidated revenue growth rates		4%		3%	to	9%
Annual consolidated expense growth rates		4%		3%	to	8%
Consolidated income tax rates		15%			15%
Consolidated discount rates	16%	to	22%	18%	to	28%

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

Impact on value of Windset investment as of May 25, 2014
10% increase in revenue growth rates	$3,200
10% increase in expense growth rates	$(2,300)
10% increase in income tax rates	—
10% increase in discount rates	$(1,500)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 25, 2014 and May 26, 2013 (in thousands):

	Fair Value at May 25, 2014			Fair Value at May 26, 2013
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$1,545	$-	$-
Investment in private company	-	-	39,600	-	-	29,600
Total	$-	$-	$39,600	$1,545	$-	$29,600

Liabilities:
Interest rate swap	-	44	-	-	163	-
Total	$-	$44	$-	$-	$163	$-

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company early adopted this standard in the first fiscal quarter of fiscal year 2014 and such adoption did not have a significant impact on the Company's Consolidated Financial Statements or disclosures.

Results of Operations

Fiscal Year Ended May 25, 2014 Compared to Fiscal Year Ended May 26, 2013

Revenues (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Food Products Technology	$360,728	$320,447	13%
Food Export	69,827	78,568	(11% )
Total Apio	430,555	399,015	8%
HA-based Biomaterials	45,704	41,281	11%
Corporate	554	1,412	(61% )
Total Revenues	$476,813	$441,708	8%

Food Products Technology (Apio)

Apio’s Food Products Technology revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position, and from the sale of BreatheWay packaging to license partners.

The increase in Apio's Food Products Technology revenues for the fiscal year ended May 25, 2014 compared to the same period last year was primarily due to a 8% increase in unit volume sales resulting primarily from expanded product offerings and a 10% unit volume increase in the fresh-cut vegetable category, according to Nielsen, coupled with new product introductions which typically have a higher price per unit than historical offerings.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the fiscal year ended May 25, 2014 compared to the same period last year was due to a 6% decrease in unit volume sales primarily as a result of new Indonesian import quotas on fruit coupled with a product mix change to lower priced export items compared to fiscal year 2013.

HA-based Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for fiscal year 2014 compared to the same period last year was due to a 32% increase in revenues in Lifecore’s aseptic filling business from increased sales to existing customers partially offset by a 13% decrease in fermentation sales.

Corporate

Corporate revenues are generated from the licensing agreements with Air Products, Nitta and INCOTEC.

The decrease in Corporate revenues for fiscal year 2014 compared to the same period of last year was not significant.

Gross Profit (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Food Products Technology	$36,318	$37,077	(2%	)
Food Export	5,340	5,274	1%
Total Apio	41,658	42,351	(2%	)
HA-based Biomaterials	20,456	19,102	7%
Corporate	450	1,307	(66%	)
Total Gross Profit	$62,564	$62,760	0%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 25, 2014 compared to the same period last year as outlined in the table above.

Food Products Technology (Apio)

The decrease in gross profit for the Food Products Technology business for fiscal year 2014 compared to the same period last year was primarily due to much higher than expected operating costs including higher labor costs to meet higher than expected volumes and higher raw produce sourcing costs during primarily the first six months of fiscal year 2014 resulting from lower yields and poor quality due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and large temperatures swings in California throughout most of the year. The higher operating costs reduced Apio’s gross profit by approximately $9.3 million during fiscal year 2014 which was partially offset by the gross profit generated from the 13% increase in revenues.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that typically realizes a gross margin in the 5-8% range.

The increase in gross profit for Apio’s Food Export business for fiscal year 2014 compared to the same period last year was primarily due to favorable product mix changes to higher margin products, primarily into Indonesia, which resulted in a higher gross margin percentage during fiscal year 2014 of 7.6% compared to a gross margin percentage of 6.7% during fiscal year 2013. The favorable product mix was offset by the decrease in gross profit resulting from an 11% decrease in revenues.

HA-based Biomaterials (Lifecore)

Lifecore operates in the medical devices industry and has historically realized an overall gross margin percentage of approximately 45-50%.

The increase in gross profit for fiscal year 2014 compared to the same period last year was due to an 11%, or $4.4 million increase in revenues resulting from the increased sales of both historical products and new products to existing customers. The increase in gross profit from higher revenues was partially offset by an unfavorable product mix change to higher sales of lower margin aseptically filled products from higher margin fermentation sales.

Corporate

The decrease in Corporate gross profit for fiscal year 2014 compared to the same period last year was not significant.

Operating Expenses (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Research and Development:
Apio	$1,105	$1,088	2%
Lifecore	4,739	4,930	(4%)
Corporate	1,360	3,276	(58%)
Total R&D	$7,204	$9,294	(22%)

Selling, General and Administrative:
Apio	$22,860	$21,976	4%
Lifecore	4,251	4,595	(7%)
Corporate	8,059	5,960	35%
Total S,G&A	$35,170	$32,531	8%

Other operating expenses:
Apio	$—	$(3,933)	N/M
Total Other Operating Expenses	$—	$(3,933)	N/M

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

The decrease in research and development expenses for fiscal year 2014 compared to last year was primarily due to a decrease in Corporate R&D because of the Company transitioning away from R&D and licensing collaborations to maintain focus on R&D efforts at its core food and HA businesses.

Selling, General and Administrative (S,G&A)

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for fiscal year 2014 compared to the same period last year was primarily due to an increase in accounting and tax fees, public company costs and board of director fees in fiscal year 2014.

Other Operating Expenses

Other operating expenses in fiscal year 2013 consisted of a $3.9 million reversal of the earn-out liability at Apio associated with the GreenLine acquisition.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Dividend Income	$1,125	$1,125	—
Interest Income	$260	$179	45%
Interest Expense	$(1,650)	$(2,008)	(18%)
Other Income	$10,000	$8,100	23%
Income Taxes	$(10,583)	$(9,452)	12%
Non controlling Interest	$(197)	$(225)	(12%)

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income in fiscal year 2014 compared to fiscal year 2013.

Interest Income

The increase in interest income for the fiscal year 2014 compared to the same period last year was not significant.

Interest Expense

The decrease in interest expense during fiscal year 2014 compared to the same period last year was due to the Company paying down its debt by $9.9 million during fiscal year 2014.

Other Income

The increase in other income for fiscal year 2014 compared to the same period last year is primarily due to the change in the fair market value of our Windset investment being $1.9 million higher in fiscal year 2014 compared to the increase in fiscal year 2013.

Income Taxes

The increase in the income tax expense for fiscal year 2014 was due to an increase in the effective tax rate for fiscal year 2014 to 36% compared to 30% in fiscal year 2013. The effective tax rates for last year was lower than this year as a result of the $3.9 million earn out adjustment last year which was not subject to income tax. The increase in income taxes due to the increase in the effective tax rate was partially offset by a 7% decrease in net income before taxes compared to the same period last year.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non controlling interest for fiscal year 2014 compared to the same period last year was not significant.

Fiscal Year Ended May 27, 2013 Compared to Fiscal Year Ended May 27, 2012

Revenues (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Food Products Technology	$320,447	$207,582	54%
Food Export	78,568	71,485	10%
Total Apio	399,015	279,067	43%
HA-based Biomaterials	41,281	34,283	20%
Corporate	1,412	4,202	(66%)
Total Revenues	$441,708	$317,552	39%

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

The increase in Lifecore’s revenues for fiscal year 2013 compared to the same period last year was due almost entirely to increased sales of existing aseptically filled products to existing customers and from new aseptically filled products recently approved by the FDA to existing customers in the Ophthalmic area.

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

Gross Profit (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Food Products Technology	$37,077	$25,237	47%
Food Export	5,274	4,900	8%
Total Apio	42,351	30,137	41%
HA-based Biomaterials	19,102	17,994	6%
Corporate	1,307	4,007	(67%)
Total Gross Profit	$62,760	$52,138	20%

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

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that typically realizes a gross margin in the 5-8% range.

The increase in gross profit for Apio’s Food Export business for fiscal year 2013 compared to the same period last year was primarily due to a 10% increase in revenues partially offset by higher procurement costs for certain export products.

HA-based Biomaterials (Lifecore)

Lifecore operates in the higher margin medical devices industry and has historically realized an overall gross margin of approximately 45-50%.

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

The increase in S,G&A expenses for fiscal year 2013 compared to the same period last year was primarily due to: (1) a $4.6 million increase in S,G&A expenses at Apio from GreenLine which was acquired on April 23, 2012 and (2) a $2.6 million increase in SG&A at Apio, excluding GreenLine, due to the amortization of the customer base intangible acquired in the acquisition of GreenLine and additional sales and marketing expenses associated with the increase in revenues. These increases were partially offset by a $1.3 million decrease in S,G&A at Corporate due primarily to no Corporate bonuses being earned in fiscal year 2013 compared to $1.0 million of Corporate bonuses earned in fiscal year 2012 and from S,G&A expenses at the Company’s former seed corn business in fiscal year 2012 which was sold in June 2012.

Other Operating Expenses

Other operating expenses in fiscal year 2013 consisted of a $3.9 million reversal of the earn-out liability at Apio associated with the GreenLine acquisition. Other operating expenses in fiscal year 2012 consisted of expenses incurred as a result of the acquisition of GreenLine.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 26, 2013	Fiscal Year ended May 27, 2012	Change
Dividend Income	$1,125	$1,125	—
Interest Income	$179	$180	(1%)
Interest Expense	$(2,008)	$(929)	116%
Other Income	$8,100	$5,331	52%
Income Taxes	$(9,452)	$(7,185)	32%
Non controlling Interest	$(225)	$(403)	(44%)

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

The decrease in non-controlling interest for fiscal year 2013 compared to the same period last year was due to a decrease in Apio Cooling revenues.

Liquidity and Capital Resources

As of May 25, 2014, the Company had cash and cash equivalents of $14.2 million, a net increase of $525,000 from $13.7 million at May 26, 2013.

Cash Flow from Operating Activities

Landec generated $21.0 million of cash from operating activities during fiscal year 2014 compared to generating $21.2 million from operating activities during fiscal year 2013. The primary sources of cash from operating activities during fiscal year 2014 were from (1) $19.3 million of net income, (2) $8.5 million of depreciation/amortization and stock-based compensation expenses and (3) a $5.6 million net increase in deferred tax liabilities. The primary uses of cash from operating activities were from the $10.0 million non-cash increase in the Company’s investment in Windset and a net increase of $2.7 million in working capital, excluding the portion of the increase in income taxes receivable which is attributable to the tax benefit from stock-based compensation.

The primary factors which increased working capital during fiscal year 2014 were a $8.0 million increase in receivables primarily due to May 2014 revenues for Apio and Lifecore being $5.3 million and $1.7 million higher, respectively, than Apio’s and Lifecore’s May 2013 revenues. These increases in working capital were partially offset by a $3.1 million increase in income taxes receivable due to overpayments and a $3.2 million increase in current liabilities resulting primarily from the timing of invoices at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for fiscal year 2014 was $13.3 million compared to $10.4 million for the same period last year. The primary uses of cash in investing activities during fiscal year 2014 were for the purchase of $14.9 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for fiscal year 2014 was $7.2 million compared to $19.3 million for the same period last year. The net cash used in financing activities during fiscal year 2014 was primarily due to the $9.9 million of net payments on the Company’s lines of credit and long-term debt offset by $2.3 million received from proceeds from the sale of Common Stock. The primary use of cash from financing activities during fiscal year 2013 was from a $10 million earn out payment made related to the Lifecore acquisition, $9.7 million of which was recorded as a contingent liability at the time of the acquisition and was therefore classified as a financing activity.

Capital Expenditures

During the fiscal year ended May 25, 2014, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment as well as made facility modifications and equipment purchases at Lifecore to support business growth. These expenditures represented the majority of the $14.9 million of capital expenditures during fiscal year 2014.

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

1)

A five-year, $25.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and inventory balances of Apio and its subsidiaries (availability was $19.8 million at May 25, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At May 25, 2014 and May 26, 2013, Apio had zero and $4.0 million, respectively, outstanding under its revolving line of credit.

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

Apio’s obligations under the GE Debt Agreements are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $7.5 million. Apio was in compliance with all financial covenants as of May 25, 2014 and May 26, 2013. Unamortized loan origination fees for the GE Debt Agreements were $964,000 and $1.2 million at May 25, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.9 million at May 25, 2014) and with no unused fee (as of May 25, 2014 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter. Unamortized loan origination fees for the Lifecore Loan Agreements were $98,000 and $149,000 at May 25, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Lifecore was in compliance with all financial covenants as of May 25, 2014 and May 26, 2013.

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

In May 2010, the Company entered into a five-year interest rate swap agreement under the prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of May 25, 2014 and May 26, 2013 was $44,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 25, 2014, are as follows (in thousands):

	Due in Fiscal Year Ended May

Obligation	Total	2015	2016	2017	2018	2019	Thereafter
Income taxes	$—	$—	$—	$—	$—	$—	$—
Debt principal payments	34,372	6,055	6,181	3,318	3,456	3,599	11,763
Interest payments	5,198	1,146	958	795	663	525	1,111
Operating leases	11,038	2,916	2,720	2,225	1,375	929	873
Purchase commitments	5,046	5,046	—	—	—	—	—
Total	$55,654	$15,163	$9,859	$6,338	$5,494	$5,053	$13,747

The income tax amounts above exclude liabilities associated with the accounting for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

The interest payment amounts above include: (1) the 4.39% fixed interest rate payments on the GE Capital equipment loan, (2) the 4.02% fixed interest rate payments on the GE Capital real estate loan, (3) the estimated interest rate payment on the variable Term Loan with BMO Harris based on the four year historical average 30-day LIBOR plus 2% or 2.22% and (4) the estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 0.875% resulting in a estimated rate of 1.25%.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 25, 2014 our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 25, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992 Framework). Our management has concluded that, as of May 25, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 25, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 25, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 25, 2014 and May 26, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 25, 2014 and our report dated August 1, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

August 1, 2014

Item 9B.   Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2014 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2014 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2014 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2014 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 22, 2014 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements of Landec Corporation

		Page

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets at May 25, 2014 and May 26, 2013	48

	Consolidated Statements of Comprehensive Income for the Years Ended May 25, 2014, May 26, 2013 and May 27, 2012	49

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 25, 2014, May 26, 2013 and May 27, 2012	50

	Consolidated Statements of Cash Flows for the Years Ended May 25, 2014, May 26, 2013 and May 27, 2012	51

	Notes to Consolidated Financial Statements	52

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

3.	Index of Exhibits................................................................................................	81

	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 25, 2014 and May 26, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 25, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 25, 2014 and May 26, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 25, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 25, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 1, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

August 1, 2014

 LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	May 25, 2014	May 26, 2013
Current assets:
Cash and cash equivalents	$14,243	$13,718
Marketable securities	—	1,545
Accounts receivable, less allowance for doubtful accounts of $516 and $583 at May 25, 2014 and May 26, 2013, respectively	44,421	36,427
Accounts receivable, related party	304	316
Income taxes receivable	2,000	5,103
Inventories, net	24,735	24,113
Deferred taxes	2,056	1,582
Prepaid expenses and other current assets	3,170	2,856
Total current assets	90,929	85,660

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	39,600	29,600
Property and equipment, net	74,140	65,811
Goodwill, net	49,620	49,620
Trademarks/ trade names, net	48,428	48,428
Customer relationships, net	8,720	9,606
Other assets	1,393	1,424
Total Assets	$313,623	$290,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,981	$32,031
Accounts payable, related party	134	225
Accrued compensation	4,096	4,984
Other accrued liabilities	4,871	2,332
Deferred revenue	1,254	1,248
Lines of credit	—	4,000
Current portion of long-term debt	6,055	5,933
Total current liabilities	48,391	50,753

Long-term debt	28,317	34,372
Deferred taxes	30,133	24,054
Other non-current liabilities	2,021	1,349
Total liabilities	108,862	110,528
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,815,253 and 26,402,247 shares issued and outstanding at May 25, 2014 and May 26, 2013, respectively	27	26
Additional paid-in capital	131,488	126,258
Retained earnings	71,554	52,409
Total stockholders’ equity	203,069	178,693
Non-controlling interest	1,692	1,721
Total Equity	204,761	180,414
Total Liabilities and Stockholders’ Equity	$313,623	$290,942

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended May 25,	Year Ended May 26,	Year Ended May 27,
	2014	2013	2012
Product sales	476,813	441,708	317,552

Cost of product sales	414,249	378,948	265,414

Gross profit	62,564	62,760	52,138

Operating costs and expenses:
Research and development	7,204	9,294	9,625
Selling, general and administrative	35,170	32,531	26,515
Other operating expenses	—	(3,933)	1,421
Total operating costs and expenses	42,374	37,892	37,561

Operating income	20,190	24,868	14,577

Dividend income	1,125	1,125	1,125
Interest income	260	179	180
Interest expense	(1,650)	(2,008)	(929)
Other income	10,000	8,100	5,331
Net income before taxes	29,925	32,264	20,284
Income tax expense	(10,583)	(9,452)	(7,185)
Consolidated net income	19,342	22,812	13,099
Non-controlling interest	(197)	(225)	(403)

Net income and comprehensive income applicable to common stockholders	$19,145	$22,587	$12,696

Basic net income per share	$0.72	$0.87	$0.49

Diluted net income per share	$0.71	$0.85	$0.49

Shares used in per share computation:

Basic	26,628	25,830	25,849

Diluted	27,120	26,626	26,126

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

			Additional		Other	Total	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	interest
Balance at May 29, 2011	26,405,799	$27	$119,169	$17,126	$(267)	$136,055	$1,671
Issuance of common stock at $2.55 to $6.95 per share, net of taxes paid by Landec on behalf of employees	72,572	—	61	—	—	61	—
Issuance of common stock for vested restricted stock units	83,453	—	—	—	—	—	—
Common stock repurchased on the open market	(917,244)	(1)	(5,005)	—	—	(5,006)	—
Taxes paid by Company for stock swaps and RSUs	—	—	(260)	—	—	(260)	—
Stock-based compensation	—	—	1,872	—	—	1,872	—
Tax benefit from stock-based compensation expense	—	—	4,057	—	—	4,057	—
Non-controlling interest	—	—	—	—	—	—	403
Payments to non-controlling interest	—	—	—	—	—	—	(258)
Net and comprehensive income	—	—	—	12,696	267	12,963	—
Balance at May 27, 2012	25,644,580	26	119,894	29,822	—	149,742	1,816
Issuance of common stock at $1.66 to $13.32 per share, net of taxes paid by Landec on behalf of employees	597,537	—	3,416	—	—	3,416	—
Issuance of common stock for vested restricted stock units	160,130	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(49)	—	—	(49)	—
Stock-based compensation	—	—	1,695	—	—	1,695	—
Tax benefit from stock-based compensation expense	—	—	1,302	—	—	1,302	—
Non-controlling interest	—	—	—	—	—	—	225
Payments to non-controlling interest	—	—	—	—	—	—	(320)
Net and comprehensive income	—	—	—	22,587	—	22,587	—
Balance at May 26, 2013	26,402,247	26	126,258	52,409	—	178,693	1,721
Issuance of common stock at $5.63 to $13.32 per share, net of taxes paid by Landec on behalf of employees	372,852	1	2,297	—	—	2,298	—
Issuance of common stock for vested restricted stock units	40,154	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(345)	—	—	(345)	—
Stock-based compensation	—	—	1,356	—	—	1,356	—
Tax benefit from stock-based compensation expense	—	—	1,922	—	—	1,922	—
Non-controlling interest	—	—	—	—	—	—	197
Payments to non-controlling interest	—	—	—	—	—	—	(226)
Net and comprehensive income	—	—	—	19,145	—	19,145	—
Balance at May 25, 2014	26,815,253	$27	$131,488	$71,554	$—	$203,069	$1,692

See accompanying notes

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Cash flows from operating activities:	Year Ended May 25, 2014	Year Ended May 26, 2013	Year Ended May 27, 2012
Consolidated net income	$19,342	$22,812	$13,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,114	7,295	5,621
Stock-based compensation expense	1,356	1,695	1,872
Deferred taxes	5,605	6,511	3,283
Change in investment in non-public company , fair value	(10,000)	(8,100)	(5,838)
Tax benefit from stock based compensation	(1,922)	(1,302)	(4,057)
Net loss on disposal of property and equipment	329	217	12
Earn out liability	—	(3,933)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,994)	(4,121)	(3,246)
Accounts receivable, related party	12	(348)	130
Income taxes receivable	5,025	(3,754)	4,581
Inventories, net	(622)	(2,102)	(441)
Issuance of notes and advances receivable	(4,763)	(4,173)	(3,699)
Collection of notes and advances receivable	4,481	4,173	3,704
Prepaid expenses and other current assets	(32)	(278)	3,588
Accounts payable	(50)	8,826	(544)
Accounts payable, related party	(91)	10	476
Accrued compensation	38	(798)	2,701
Other accrued liabilities	3,211	(2,486)	3,434
Deferred revenue	6	1,086	(2,495)
Net cash provided by operating activities	21,045	21,230	22,181

Cash flows from investing activities:
Purchases of property and equipment	(14,886)	(8,877)	(5,371)
Acquisition of GreenLine (Note 2)	—	ﮫ—	(66,826)
Purchase of marketable securities	(1,417)	(4,959)	(30,723)
Proceeds from maturities of marketable securities	2,962	3,414	31,104
Proceeds from sales of marketable securities	—	—	27,743
Net cash used in investing activities	(13,341)	(10,422)	(44,073)

Cash flows from financing activities:
Repurchase of outstanding common stock	—	—	(5,006)
Proceeds from sale of common stock	2,298	3,416	61
Taxes paid by Company for stock swaps and RSUs	(1,271)	(49)	(260)
Tax benefit from stock-based compensation expense	1,922	1,302	4,057
Earn out payment from Lifecore acquisition	—	(9,650)	—
Net change in other assets/liabilities	31	712	(1,813)
Proceeds from long term debt	—	—	31,816
Proceeds from lines of credit	9,500	—	12,766
Payments on long term debt	(5,933)	(7,012)	(4,329)
Payments on lines of credit	(13,500)	(7,666)	(1,100)
Payments to non-controlling interest.	(226)	(320)	(258)
Net cash (used in) provided by financing activities	(7,179)	(19,267)	35,934
Net increase (decrease) in cash and cash equivalents	525	(8,459)	14,042
Cash and cash equivalents at beginning of year	13,718	22,177	8,135
Cash and cash equivalents at end of year	$14,243	$13,718	$22,177
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,504	$1,728	$952
Cash paid during the period for income taxes, net of refunds received	$50	$5,605	$246

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

During the fiscal year ended May 25, 2014, sales to the Company’s top five customers accounted for approximately 42% of total revenue with the top two customers from the Food Products Technology segment, Costco Wholesale Corporation and Wal-mart, Inc. accounting for approximately 21% and 11%, respectively, of total revenues. In addition, approximately 29% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 25, 2014, the top two customers, Costco Wholesale Corporation and Wal-mart, Inc. represented approximately 16% and 12%, respectively, of total accounts receivable.

During the fiscal year ended May 26, 2013, sales to the Company’s top five customers accounted for approximately 40% of total revenue with the top two customers, Costco Wholesale Corporation and Wal-mart, Inc. from the Food Products Technology segment, accounting for approximately 16% and 13%, respectively, of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 26, 2013, the top two customers, Costco Wholesale Corporation and Wal-mart, Inc. both represented approximately 15% of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 25, 2014 and May 26, 2013.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Accounts Receivable and Sales Returns and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and doubtful accounts. Sales return allowances are estimated based on historical sales return amounts. Further, on a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts and estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The allowance for doubtful accounts is based on specific identification of past due amounts and for accounts over 90-days past due. The changes in the Company’s allowance for sales returns and doubtful accounts are summarized in the following table (in thousands).

	Balance at beginning of period	Additions from acquisitions and adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year ended May 27, 2012	$342	$248	$(78)	$512

Year ended May 26, 2013	$512	$109	$(38)	$583

Year ended May 25, 2014	$583	$143	$(210)	$516

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Food Products Technology revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are generally washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income

In addition, Food Products Technology value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to our customers. Sales of BreatheWay packaging are recognized when shipped to our customers.

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

Our HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014 and (3) Veterinary/Other. The vast majority of revenues from our HA-based Biomaterials business are recognized upon shipment.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

A small amount of revenues from our HA-based Biomaterials business is related to contract research and development (R&D) services and multi-element arrangement services with customers where we provide products and/or services in a bundled arrangement.

Contract revenue R&D is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

For sales arrangements that contain multiple elements, the Company splits the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. The Company also evaluates whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby the Company assesses, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. The Company then allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore, uses estimated selling prices to allocate revenue between the elements of the arrangement.

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

From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded as a reduction of revenue.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 25, 2014	Year ended May 26, 2013
Recorded upon shipment	$398,938	$359,518
Recorded upon acceptance in foreign port	69,710	78,442
Revenue from license fees, R&D contracts and royalties/profit sharing	1,354	1,975
Revenue from multiple element arrangements	6,811	1,773
Total	$476,813	$441,708

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

Marketable Securities

Short-term marketable securities consist of CDs that are FDIC insured and single A or better rated corporate and municipal bonds with original maturities of more than three months at the date of purchase regardless of the maturity date. The Company classifies all debt securities with readily determinable market values as “available for sale” as the Company views the funds within its portfolio as available for use in its current operations. The aggregate amount of CDs included in marketable securities as of May 25, 2014 and May 26, 2013 was zero and $701,000, respectively. The contractual maturities of the Company's marketable securities that are due in less than one year represent zero and $1.3 million of its marketable securities and those due in one to two years represent zero and $251,000 of the Company’s marketable securities as of May 25, 2014 and May 26, 2013, respectively. Investments in marketable securities are carried at fair market value with unrealized gains and losses reported as other income. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is recorded to interest income. Realized gains and losses on the sale of available for sale securities are also recorded to interest income and were not significant for the fiscal years ended May 25, 2014 and May 26, 2013. During fiscal years 2014 and 2013, the Company did not sell any marketable securities. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 25, 2014 and May 26, 2013 inventories consisted of (in thousands):

	May 25, 2014	May 26, 2013
Finished goods	$11,111	$11,297
Raw materials	10,376	9,290
Work in progress	3,248	3,526
Inventories, net	$24,735	$24,113

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also provides a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2014, 2013 and 2012 was $447,000, $445,000 and $406,000, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business.  Notes receivable and advances are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio.  Notes are interest bearing obligations, evidenced by contracts and notes receivable.  These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability.  A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.  There were no notes or advances outstanding at May 25, 2014.

Related Party Transactions

The Company sold products to and earned license fees from Windset Holding 2010 Ltd., a Canadian corporation (“Windset”) during fiscal year 2014. The Company also provided cooling and distribution services to Beachside Produce LLC ("Beachside"), a commodity produce distributor, in which the Chairman of Apio had a farming and ownership interest, until May 26, 2013.   During fiscal years 2014, 2013 and 2012, the Company recognized related party revenues of $365,000, $2.5 million, and $3.8 million, respectively, which have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products and providing cooling services to these parties. As a result of Beachside no longer being a related party beginning in fiscal year 2014, the $2.1 million and $3.1 million of service revenue, related party for fiscal years 2013 and 2012, respectively, have been reclassified to product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $304,000 and $316,000 from Windset are included in accounts receivable, related party in the accompanying Consolidated Balance Sheets as of May 25, 2014 and May 26, 2013, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Beachside and Windset for sale to third parties. During fiscal years 2014, 2013 and 2012, the Company recognized related party cost of product sales of $1.6 million, $6.7 million and $5.6 million, respectively, in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from these parties. The related accounts payable of $134,000 and $225,000 from Windset are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of May 25, 2014 and May 26, 2013, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally three to forty years for buildings and leasehold improvements and three to twenty years for furniture and fixtures, computers, capitalized software, capitalized leases, machinery, equipment and autos. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company capitalizes software development costs for internal use in accordance with accounting guidance. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. During fiscal year 2014, the Company capitalized $913,000 in software development costs. During fiscal years 2013 and 2012, the Company did not capitalize any software development costs.

Change in Depreciable Lives of Property and Equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review primarily indicated that the actual lives of certain buildings and machinery and equipment at its processing facilities were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective November 25, 2013, the Company changed its estimates of the useful lives of its buildings and machinery and equipment to better reflect the estimated periods during which these assets will remain in service. The Company’s buildings that previously averaged 29 years were increased to an average of 35 years. The Company’s machinery and equipment that previously averaged 7 years were increased to an average of 11 years. The effect of this change in estimate for the six months ended May 25, 2014 was to decrease depreciation expense by $876,000, increase net income by $564,000, and increase basic and diluted earnings per share by $0.02.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to the HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to the Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 25, 2014, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

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

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Company tested its indefinite-lived intangible assets for impairment as of February 24, 2014 and determined that no adjustments to the carrying values of these assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.

The Company uses the discounted cash flow (“DCF”) approach to develop an estimate of fair value for goodwill. The DCF approach recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The market approach is not used to value the Company’s reporting units because insufficient market comparables exist to enable the Company to develop a reasonable fair value due to the unique nature of each of the Company’s reporting units.

The DCF associated with the annual goodwill impairment analysis for the Food Products Technology reporting unit is based on management’s five-year projection of revenues, gross profits and operating profits by fiscal year and assumes a 36% effective tax rate for each year. Management takes into account the historical trends of the Food Products Technology reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the Food Products Technology reporting unit as of February 24, 2014 was 136% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 21, 2013, the projected cash flow from operations for determining the DCF for fiscal year 2014 was $10.1 million for the Food Products Technology reporting unit. The actual cash flow from operations for fiscal year 2014 was $10.5 million.

The DCF associated with the annual goodwill impairment analysis for the HA-based Biomaterials reporting unit is based on management’s five-year projections of revenues, gross profits and operating profits by fiscal year and assumes a 36% effective tax rate for each year. Management takes into account the historical trends of HA-based Biomaterials reporting unit and the industry categories in which it operates along with inflationary factors, current economic conditions, new product introductions, cost of sales, operating expenses, capital requirements and other relevant data when developing its projection. The estimated fair value of the HA-based Biomaterials reporting unit as of February 24, 2014 was 176% of its book value at that date, therefore, no goodwill impairment was deemed to exist. For the test performed as of July 21, 2013, the projected cash flow from operations for determining the DCF for fiscal year 2014 was $6.3 million for the HA-based Biomaterials reporting unit. The actual cash flow from operations for fiscal year 2014 was $10.2 million. The difference of $3.9 million is primarily due to timing of working capital changes and lower than planned intercompany charges for income taxes.

Investment in Non-Public Company

The Company’s investment in Aesthetic Science is carried at cost and adjusted for impairment losses. Since there is no readily available market value information, the Company periodically reviews this investment to determine if an other than temporary decline in value has occurred based on the financial stability and viability of Aesthetic Science.

Aesthetic Science sold the rights to its Smartfil™ Injector System on July 16, 2010. As a result, Landec evaluated its cost method investment for impairment, utilizing a discounted cash flow analysis. Based on the terms of the agreement, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment loss of $1.0 million in fiscal year 2010. The Company’s carrying value of its investment in Aesthetic Sciences, net of the impairment loss, is $793,000 at May 25, 2014 and May 26, 2013, and reported as an investment in non-public company, non-fair value, in the accompanying Consolidated Balance Sheets.

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 25, 2014 and May 26, 2013. The Company has elected to account for its investment in Windset under the fair value option (see Note 4).

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of May 25, 2014. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Deferred Revenue

Cash received in advance of services performed are recorded as deferred revenue. At May 25, 2014, $1.3 million was recognized as advances from customers. At May 26, 2013, $1.2 million was recognized as advances from customers.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Comprehensive Income, following the consolidated net income caption.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The non-controlling interest balance of $1.7 million at both May 25, 2014 and May 26, 2013 is comprised of the non-controlling limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 25, 2014, the Company had an $881,000 valuation allowance against its deferred tax assets.

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

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012
Numerator:
Net income applicable to Common Stockholders	$19,145	$22,587	$12,696
Denominator:
Weighted average shares for basic net income per share	26,628	25,830	25,849
Effect of dilutive securities:
Stock options and restricted stock units	492	796	277
Weighted average shares for diluted net income per share	27,120	26,626	26,126

Diluted net income per share	$0.71	$0.85	$0.49

Options to purchase 333,993, 88,022 and 1,855,167 shares of Common Stock at a weighted average exercise price of $14.15, $12.80 and $6.72 per share were outstanding during fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

Cost of Sales

The Company includes in cost of sales all the costs related to the sale of products. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.

Research and Development Expenses

Costs related to both research and development contracts and Company-funded research is included in research and development expenses. Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses, consulting expenses and corporate allocations.

Accounting for Stock-Based Compensation

The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods (generally the vesting period). For nonstatutory options, the cash flows resulting from the tax benefit due to tax deductions in excess of the compensation expense recognized for those options (excess tax benefit) are classified as financing activities within the statement of cash flows. The Company’s stock-based awards include stock option grants and restricted stock unit awards (“RSUs”).

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012
Options	$558	$788	$1,046
RSUs	798	907	826
Total stock-based compensation expense	$1,356	$1,695	$1,872

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012
Research and development	$39	$718	$530
Sales, general and administrative	1,317	977	1,342
Total stock-based compensation expense	$1,356	$1,695	$1,872

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight line single option method to calculate and recognize the fair value of stock-based compensation arrangements. In addition, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates. As of May 25, 2014, May 26, 2013 and May 27, 2012, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013	Fiscal Year Ended May 27, 2012
Expected life (in years)	3.50	3.76	3.76
Risk-free interest rate	0.71%	0.48%	0.59%
Volatility	0.41	0.53	0.53
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012 was $4.41, $3.57 and $2.65 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012.

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

As of May 25, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including cash equivalents, marketable securities, interest rate swap and its minority interest investment in Windset.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 25, 2014 and May 26, 2013 was due to the Company’s 20.1% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 25, 2014	At May 26, 2013
Annual consolidated revenue growth rates	4%	3% to 9%
Annual consolidated expense growth rates	4%	3% to 8%
Consolidated income tax rates	15%	15%
Consolidated discount rates	16% to 22%	18% to 28%

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

Impact on value of Windset investment as of May 25, 2014
10% increase in revenue growth rates	$3,200
10% increase in expense growth rates	$(2,300)
10% increase in income tax rates	—
10% increase in discount rates	$(1,500)

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

1.             Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 25, 2014 and May 26, 2013 (in thousands):

	Fair Value at May 25, 2014			Fair Value at May 26, 2013
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$1,545	$-	$-
Investment in private company	-	-	39,600	-	-	29,600
Total	$-	$-	$39,600	$1,545	$-	$29,600

Liabilities:
Interest rate swap	-	44	-	-	163	-
Total	$-	$44	$-	$-	$163	$-

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2018 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

Unrecognized Tax Benefits

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, related to the presentation of unrecognized tax benefits. The update requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company early adopted this standard in the first fiscal quarter of fiscal year 2014 and such adoption did not have a significant impact on the Company's Consolidated Financial Statements or disclosures.

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

2.             Acquisitions (continued)

Under the GreenLine Purchase Agreement, the aggregate consideration paid at closing consisted of $62.9 million in cash. In addition, the GreenLine Purchase Agreement included a potential earn out payment up to $7.0 million in the event that GreenLine achieved certain revenue targets during calendar year 2012. The earn out was comprised of $4.0 million for achieving a certain revenue target during calendar year 2012, and up to an additional $3.0 million for exceeding the revenue target by $3.0 million or more. In April 2012, the Company performed an analysis of projected revenues for GreenLine and concluded at that time that it was probable that GreenLine would meet, but not exceed, the initial revenue target and therefore, the Company recorded a $3.9 million liability as of May 27, 2012, representing the present value of the expected earn out payment. As a result of the severe drought in the Midwest during 2012, lower than expected results from new product launches and new planned business not being realized, during the second quarter of fiscal year 2013, the Company determined that GreenLine did not achieve the earn out revenue target. As a result, the Company reversed the $3.9 million liability recorded for the earn out and recorded a corresponding credit to other operating expenses in its Consolidated Statements of Comprehensive Income for fiscal year 2013.

The operating results of GreenLine are included in the Company’s financial statements beginning April 23, 2012, in the Food Products Technology operating segment. Included in the Company’s results for the fiscal year 2012 was $9.1 million of GreenLine’s net sales.

Intangible Assets

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

4.             Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million in fiscal year 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of May 25, 2014 and May 26, 2013. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset (the “Purchased Shares”). The Company’s common shares represent a 20.1% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement, the first three dividend payments of $1.1 million were made in May of 2014, 2013 and 2012. The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its Purchased Shares to Windset, or Windset can exercise the call to purchase the Purchased Shares from Apio, in either case, at a price equal to 20.1% of the appreciation in the fair market value of Windset from the date of the Company’s investment through the put and call date, plus the purchase price of the Purchased Shares. Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put/call calculation for value and a discounted cash flow model based on projections developed by Windset, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models’ estimate for fair value, which generally approximate a similar result, is then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

During fiscal years 2014, 2013 and 2012, the Company recorded $1.1 million in dividend income and the Company recorded $10.0 million, $8.1 million and $5.8 million of income, respectively, which is included in other income in the Consolidated Statements of Comprehensive Income, from the increase in the fair market value of the Company’s investment in Windset.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset (see Note 5).

5.             License Agreements

Monsanto

On December 1, 2006, Landec entered into a five-year co-exclusive technology license and polymer supply agreement (“the Monsanto Agreement”) with Monsanto Company (“Monsanto”) for the use of Landec’s Intellicoat polymer seed coating technology. On December 1, 2011, Monsanto terminated the Monsanto Agreement and paid the Company a $4 million termination fee and all rights to the Intellicoat seed coating technology reverted to Landec. For fiscal year 2012, Landec recognized license revenues from the Monsanto Agreement of $2.7 million.

INCOTEC

In connection with the sale of Landec Ag to INCOTEC on June 24, 2012 (see Note 3), Landec entered into a seven-year exclusive technology license and polymer supply agreement with INCOTEC for the use of Landec’s Intellicoat® polymer seed coating technology for male inbred corn which is sold under the Pollinator Plus label. This license does not include the use of Intellicoat for the controlled release of an active ingredient for agricultural applications which was retained by Landec. Landec will be the exclusive supplier of Pollinator Plus polymer to INCOTEC during the term of the license agreement and will receive a royalty equal to 20% of the revenues realized by INCOTEC from the sale of or sublicense of Pollinator Plus coatings during the first four years of the agreement and 10% for the last three years of the agreement.

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

                Windset

In June 2010, Apio entered into an exclusive license agreement with Windset to allow for the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of May 25, 2014, two products have been added to the agreement.

5.             License Agreements (continued)

                 Nitta

In July 2012, the Company entered into an agreement with Nitta Corporation (“Nitta”), a Japanese company, to develop additional uses of the Company’s adhesive polymer technology for electronics. During fiscal year 2013, the Company recognized $688,000 in research and development revenues from this agreement.

6.             Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of Useful Life	May 25, 2014	May 26, 2013
Land and building	15-40	$56,378	$52,527
Leasehold improvements	3-20	1,079	1,029
Computer, capitalized software, machinery, equipment and auto	3-20	53,715	44,583
Furniture and fixtures	3-7	824	766
Construction in process		6,975	5,838
Gross property and equipment		118,971	104,743
Less accumulated depreciation and amortization		(44,831)	(38,932)
Net property and equipment		$74,140	$65,811

                Depreciation and amortization expense for property and equipment for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012 was $6.2 million, $6.3 million and $5.3 million, respectively. There were no equipment under capital leases at May 25, 2014 or May 26, 2013. Amortization related to capitalized software was $189,000, $160,000 and $136,000 for fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012, respectively. The unamortized computer software costs at May 25, 2014 and May 26, 2013 were $1.1 million and $343,000, respectively.

7.             Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012 by reportable segment, are as follows (in thousands):

	Food Products Technology	Corporate	Hyaluronan- based Biomaterials	Total

Balance as of May 29, 2011	22,581	—	13,881	36,462
Goodwill acquired during the period	13,158	—	—	13,158
Balance as of May 27, 2012	35,739	—	13,881	49,620
Balance as of May 26, 2013	$35,739	$—	$13,881	$49,620
Balance as of May 25, 2014	$35,739	$—	$13,881	$49,620

7.             Intangible Assets (continued)

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 29, 2011	12,428	3,366	15,794
Acquired during the period	36,000	7,500	43,500
Amortization expense	—	(309)	(309)
Balance as of May 27, 2012	48,428	10,557	58,985
Amortization expense	—	(951)	(951)
Balance as of May 26, 2013	$48,428	$9,606	$58,034
Amortization expense	—	(886)	(886)
Balance as of May 25, 2014	$48,428	$8,720	$57,148

Accumulated amortization of Trademark and Trade names as of May 25, 2014 and May 26, 2013 was $872,000. Accumulated amortization of Customer Relationships as of May 25, 2014 and May 26, 2013 was $2.5 million and $1.6 million, respectively. Accumulated impairment losses as of May 25, 2014 and May 26, 2013 were $4.8 million. Lifecore’s Customer Relationships amount of $3.7 million is being amortized over 12 years and Apio’s customer relationships amount of $7.5 million is being amortized over 13 years. The amortization expense for the next five fiscal years is estimated to be $885,000 per year.

8.             Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 25, 2014 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 25, 2014, the Company had 2.0 million common shares reserved for future issuance under Landec equity incentive plans.

On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the 2009 Plan. The 2009 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million Shares were initially available for awards and as of May 25, 2014, 1.0 million options to purchase shares and restricted stock units (RSUs) were outstanding.

8.             Stockholders’ Equity (continued)

On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective. The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2005 Plan. The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 25, 2014, 283,250 options to purchase shares were outstanding. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

The 1995 Directors’ Stock Option Plan (the “Directors’ Plan”) provided that each person who became a non- employee director of the Company, who had not received a previous grant, be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first became a non-employee director of the Company. Thereafter, on the date of each annual meeting of the stockholders each non-employee director was granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she had served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted. Options granted under this plan were exercisable and vested upon grant. No shares remain available for grant under the Directors’ Plan.

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

		Restricted Stock Outstanding		Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 29, 2011	640,976	415,085	$5.96	2,318,753	$6.34
Granted	(191,333)	47,833	$6.67	143,500	$6.67
Awarded/Exercised	—	(111,252)	$6.36	(371,727)	$5.40
Forfeited	—	(3,500)	$5.84	(5,657)	$5.76
Plan shares expired	—	—	—	(38,437)	$8.23
Balance at May 27, 2012	449,643	348,166	$5.93	2,046,432	$6.50
Granted	(26,666)	6,666	$9.01	20,000	$9.01
Awarded/Exercised	—	(231,086)	$5.74	(671,563)	$6.30
Forfeited	—	(28,416)	$6.20	(44,977)	$6.34
Plan shares expired	—	—	—	(10,000)	$13.32
Balance at May 26, 2013	422,977	95,330	$6.52	1,339,892	$6.58
Additional shares reserved	2,000,000	—	—	—	—
Granted	(420,131)	128,631	$14.30	291,500	$14.30
Awarded/Exercised	—	(62,499)	$6.18	(398,080)	$6.45
Forfeited	—	(12,162)	$8.86	(12,452)	$6.66
Plan shares expired	(2,846)	—	—	(5,000)	$13.32
Balance at May 25, 2014	2,000,000	149,300	$13.17	1,215,860	$8.45

8.             Stockholders’ Equity (continued)

 Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2014, 2013 and 2012, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2014, 2013 and 2012 were 47,573, 145,159 and 326,954 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal years 2014 and 2013 were approximately $1.3 million and $49,000, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 25, 2014:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.63	-	$5.63	287,219	3.01	$5.63	$1,832,457	287,219	$5.63	$1,832,457
$5.65	-	$6.22	321,085	2.63	$6.15	$1,881,142	321,085	$6.15	$1,881,142
$6.35	-	$7.50	230,056	2.63	$6.76	$1,207,945	214,612	$6.77	$1,125,386
$8.19	-	$14.30	377,500	5.03	$13.58	$136,400	161,694	$12.94	$106,400
$5.63	-	$14.30	1,215,860	3.46	$8.45	$5,057,944	984,610	$7.25	$4,945,385

At May 25, 2014 and May 26, 2013 options to purchase 984,610 and 1,262,934 shares of Landec’s Common Stock were vested, respectively and 231,250 and 76,958 were unvested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.01 on May 23, 2014, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 25, 2014, was 852,916 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2014 was $2.3 million.

Option Awards

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Vested	984,610	$7.25	2.88	$4,945,385
Expected to vest	226,625	$13.56	5.93	110,308
Total	1,211,235	$8.43	3.45	$5,055,693

As of May 25, 2014, there was $2.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.9 years for both stock options and restricted stock awards.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2014 and 2013, the Company did not purchase any shares on the open market. During fiscal year 2012, the Company purchased on the open market 917,244 shares of its Common Stock for $5.0 million and retired those shares.

9.             Debt

Long-term debt consists of the following (in thousands):

	May 25, 2014	May 26, 2013
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$16,137	$17,065
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	9,430	11,080
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	6,000	9,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.28% and 0.38% at May 25, 2014 and May 26, 2013, respectively)	2,805	3,160
Total	34,372	40,305
Less current portion	(6,055)	(5,933)
Long-term portion	$28,317	$34,372

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

	GE RE Loan	GE Equipment	BMO Harris	IRB	Total

FY 2015	965	1,725	3,000	365	6,055

FY 2016	1,005	1,801	3,000	375	6,181

FY 2017	1,046	1,882	—	390	3,318

FY 2018	1,089	1,967	—	400	3,456

FY 2019	1,134	2,055	—	410	3,599

Thereafter	10,898	—	—	865	11,763

Total	$16,137	$9,430	$6,000	$2,805	$34,372

In addition to entering into the GE Capital real estate and equipment loans mentioned above, on April 23, 2012 in connection with the acquisition of GreenLine, Apio also entered into a five-year, $25.0 million asset-based working capital revolving line of credit with GE Capital, with an interest rate of LIBOR plus 2%, with availability based on the combination of the eligible accounts receivable and eligible inventory (availability was $19.8 million at May 25, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At May 25, 2014 and May 26, 2013, Apio had zero and $4.0 million, respectively, outstanding under its revolving line of credit.

9.	Debt (continued)

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $7.5 million. Apio was in compliance with all financial covenants as of May 25, 2014 and May 26, 2013. Unamortized loan origination fees for the GE Debt Agreements were $964,000 and $1.2 million at May 25, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.9 million at May 25, 2014) and with no unused fee (as of May 25, 2014 and May 26, 2013, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter commencing with the fiscal quarter ending August 26, 2012 and (b) a minimum tangible net worth of $29,000,000, measured as of May 28, 2013, and as of the end of each fiscal year thereafter. Lifecore was in compliance with all financial covenants as of May 25, 2014 and May 26, 2013. Unamortized loan origination fees for the Lifecore Loan Agreements were $98,000 and $149,000 at May 25, 2014 and May 26, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

10.           Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris in May 2012, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. As a result of extinguishing the debt with Wells Fargo as of May 23, 2012, the swap was no longer an effective hedge and therefore, the fair value of the swap at the time the debt was extinguished of $347,000 was reversed from other comprehensive income and recorded in other expense during fiscal year 2012. The fair value of the swap arrangement as of May 25, 2014 and May 26, 2013 was $44,000 and $163,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

11.           Income Taxes

The provision for income taxes consisted of the following (in thousands):

Current:	Year ended May 25, 2014	Year ended May 26, 2013	Year ended May 27, 2012
Federal	$4,785	$2,808	$4,597
State	157	(18)	(586)
Foreign	56	56	56
Total	4,998	2,846	4,067
Deferred:
Federal	5,059	6,218	2,641
State	526	388	477
Total	5,585	6,606	3,118
Income tax expense	$10,583	$9,452	$7,185

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 25, 2014	Year Ended May 26, 2013	Year Ended May 27, 2012
Provision at U.S. statutory rate (1)	$10,405	$11,214	$6,958
State income taxes, net of federal benefit	711	731	451
Change in valuation allowance	99	370	1
Tax-exempt interest	—	—	(40)
Tax credit carryforwards	(378)	(801)	(368)
Transaction costs	—	—	322
Domestic manufacturing deduction	(406)	(172)	(208)
Change in value of contingent consideration	—	(1,450)	—
Other	152	(440)	69
Total	$10,583	$9,452	$7,185

(1) Statutory rate was 35% for fiscal years 2014, 2013 and 2012.

11.           Income Taxes (continued)

The increase in income tax expense in fiscal year 2014 compared to fiscal year 2013 is primarily due to the benefit received in fiscal year 2013 related to the change in value of contingent consideration, the absence of which increased the effective tax tax rate from 30% in fiscal year 2013 to 36% in fiscal year 2014 partially offset by a 7% decrease in net income before taxes. The increase in the income tax expense in fiscal year 2013 compared to fiscal year 2012 is due to a 59% increase in net income before taxes partially offset by a decrease in the Company’s effective tax rate to 30% down from 36% in fiscal year 2012 related to a change in value of contingent consideration in fiscal year 2013

The effective tax rates for fiscal year 2014 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, the benefit of federal and state research and development credits, and the change in valuation allowance. The effective tax rates for fiscal year 2013 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, change in value of contingent consideration, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, the benefit of federal and state research and development credits, and the change in valuation allowance. The effective tax rates for fiscal year 2012 differ from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, non-deductible stock-based compensation expense, tax exempt interest, domestic manufacturing deduction and the benefit of federal and state research and development credits, and accounting for transaction costs associated with the GreenLine acquisition in fiscal year 2012.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 25, 2014	May 26, 2013
Deferred tax assets:
Net operating loss carryforwards	$3,630	$3,853
Accruals and reserves	1,746	1,388
Stock-based compensation	723	621
Research and AMT credit carryforwards	495	486
Other	545	450
Gross deferred tax assets	7,139	6,798
Valuation allowance	(881)	(783)
Net deferred tax assets	6,258	6,015

Deferred tax liabilities:
Basis difference in investment in non-public company	(9,270)	(5,505)
Depreciation and amortization	(5,705)	(5,822)
Goodwill and other indefinite life intangibles	(19,360)	(17,160)
Deferred tax liabilities	(34,335)	(28,487)

Net deferred tax liabilities	$(28,077)	$(22,472)

As of May 25, 2014, the Company had federal, California, Indiana, and other state net operating loss carryforwards of approximately $8.3 million, $1.7 million, $6.7 million, and $14.7 million respectively. These losses expire in different periods through 2032, if not utilized. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $915,000 of the gross California net operating loss to additional paid in capital as and when such excess tax benefits are ultimately realized. The Company acquired additional net operating losses through the acquisition of GreenLine. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

11.           Income Taxes (continued)

The federal research and development credit has again expired and is currently unavailable for calendar 2014. As such, the Company is not benefiting any federal research credits for the last five months of the fiscal year ended May 25, 2014.

The Company has California research and development tax credits carryforwards of approximately $1.6 million. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record $1.1 million of the gross California research and development credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, the Company determined that a valuation allowance of $881,000 should be recorded as a result of uncertainty around the utilization of certain state net operating losses and a book impairment loss on the Company's investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The valuation allowance increased by $99,000 in fiscal year 2014 primarily due to uncertainty around the utilization of certain state net operating losses and credits.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 25, 2014	May 26, 2013	May 27, 2012
Unrecognized tax benefits – beginning of the period	$998	$766	$760
Gross increases – tax positions in prior period	7	103	1
Gross decreases – tax positions in prior period	(48)	—	(1)
Gross increases – current-period tax positions	78	129	246
Lapse of statute of limitations	—	—	(240)
Unrecognized tax benefits – end of the period	$1,035	$998	$766

As of May 25, 2014, the total amount of net unrecognized tax benefits was $1.0 million, of which, $817,000, if recognized, would affect the effective tax rate. As of May 26, 2013, the total amount of net unrecognized tax benefits was $1.0 million, of which, $807,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was not material as of May 25, 2014 and May 26, 2013. Additionally, the Company does not expect its unrecognized tax benefits to change materially within the next twelve months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

12.           Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2020. Certain of these leases have renewal options.

12.           Commitments and Contingencies (continued)

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 25, 2014 are as follows (in thousands):

Amount
FY2015	$2,916
FY2016	2,720
FY2017	2,225
FY2018	1,375
FY2019	929
Thereafter	873
Total	$11,038

Rent expense for operating leases, including month to month arrangements was $4.4 million, $4.8 million and $1.5 million for the fiscal years 2014, 2013 and 2012, respectively.

Capital Leases

There was no equipment under capital lease agreements at May 25, 2014.

Employment Agreements

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $656,000 at May 25, 2014 and $548,000 at May 26, 2013.

Purchase Commitments

At May 25, 2014, the Company was committed to purchase $5.0 million of produce during fiscal year 2015 in accordance with contractual terms at market rates. Payments of $7.1 million were made in fiscal year 2014 under these arrangements.

Loss Contingencies

As of May 25, 2014, the Company is not a party to any legal proceedings.

13.          Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (IRS) limitation into designated investment funds. The Company matches 67% on the first 6% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2014, 2013 and 2012, the Company contributed $1.1 million, $939,000 and $789,000, respectively, to the Landec Plan.

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

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	May 25, 2014	May 26, 2013	May 27, 2012
Canada	$46.6	$27.8	$20.8
Taiwan	$30.7	$31.0	$22.7
Belgium	$13.1	$16.6	$15.6
Japan	$9.9	$10.6	$11.1
Indonesia	$9.6	$21.0	$23.0
China	$8.2	$5.0	$4.3
All Other Countries	$19.1	$20.8	$17.0

14.          Business Segment Reporting (continued)

Operations by segment consisted of the following (in thousands):

	Food Products		Hyaluronan- based
Fiscal Year Ended May 25, 2014	Technology	Food Export	Biomaterials	Corporate	TOTAL
Net sales	$360,728	$69,827	$45,704	$554	$476,813
International sales	$47,224	$69,710	$20,312	$—	$137,246
Gross profit	$36,318	$5,340	$20,456	$450	$62,564
Net income (loss)	$19,041	$1,973	$9,695	$(11,564)	$19,145
Identifiable assets	$196,257	$25,391	$85,858	$6,117	$313,623
Depreciation and amortization	$4,751	$6	$2,221	$136	$7,114
Capital expenditures	$10,950	$—	$3,877	$59	$14,886
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$12	$—	$242	$6	$260
Interest expense	$1,402	$—	$248	$—	$1,650
Income tax expense	$33	$3	$17	$10,530	$10,583

Fiscal Year Ended May 26, 2013
Net sales	$320,447	$78,568	$41,281	$1,412	$441,708
International sales	$27,532	$78,442	$26,792	$—	$132,766
Gross profit	$37,077	$5,274	$19,102	$1,307	$62,760
Net income (loss)	$20,526	$1,660	$6,835	$(6,434)	$22,587
Identifiable assets	$180,104	$21,737	$80,940	$8,161	$290,942
Depreciation and amortization	$4,761	$4	$2,379	$151	$7,295
Capital expenditures	$5,598	$—	$3,190	$89	$8,877
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$42	$—	$137	$—	$179
Interest expense	$1,707	$—	$301	$—	$2,008
Income tax expense	$3,399	$339	$1,400	$4,314	$9,452

Fiscal Year Ended May 27, 2012
Net sales	$207,582	$71,485	$34,283	$4,202	$317,552
International sales	$20,528	$71,054	$22,904	$—	$114,486
Gross profit	$25,237	$4,900	$17,994	$4,007	$52,138
Net income (loss)	$17,527	$2,269	$7,672	$(14,772)	$12,696
Identifiable assets	$169,541	$18,425	$81,927	$7,799	$277,692
Depreciation and amortization	$3,191	$7	$2,242	$181	$5,621
Capital expenditures	$2,498	$—	$2,798	$75	$5,371
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$30	$—	$129	$21	$180
Interest expense	$178	$—	$751	$—	$929
Income tax expense	$—	$—	$—	$7,185	$7,185

15.          Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2014, 2013 and 2012 (in thousands, except for per share amounts):

FY 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2014
Revenues	$109,479	$120,026	$126,379	$120,929	$476,813
Gross profit	$12,532	$13,734	$20,155	$16,143	$62,564
Net income	$4,752	$3,451	$6,400	$4,542	$19,145
Net income per basic share	$0.18	$0.13	$0.24	$0.17	$0.72
Net income per diluted share	$0.18	$0.13	$0.24	$0.17	$0.71

FY 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2013
Revenues	$102,074	$114,654	$117,867	$107,113	$441,708
Gross profit	$13,763	$18,459	$17,508	$13,030	$62,760
Net income	$4,366	$8,913	$4,789	$4,519	$22,587
Net income per basic share	$0.17	$0.35	$0.19	$0.17	$0.87
Net income per diluted share	$0.17	$0.34	$0.18	$0.17	$0.85

FY 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2012
Revenues	$73,301	$81,570	$80,064	$82,617	$317,552
Gross profit	$11,250	$13,010	$13,172	$14,706	$52,138
Net income (loss)	$1,812	$3,340	$4,765	$2,779	$12,696
Net income (loss) per basic share	$0.07	$0.13	$0.19	$0.11	$0.49
Net income (loss) per diluted share	$0.07	$0.13	$0.18	$0.11	$0.49

16.          Subsequent Events

On July 15, 2014, Apio purchased from a shareholder of Windset an additional 68 shares of common stock and 15,857 shares of junior preferred stock of Windset for $11.0 million. After the purchase, Apio’s common stock ownership represents a 26.9% interest in Windset. The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset. The newly purchased shares of common stock will be included in the put/call arrangement with Windset and will be adjusted to fair value on a quarterly basis along with the previously purchased common stock.

On July 17, 2014, Apio entered into the amendment with GE Capital, which amends the Credit Agreement dated April 23, 2012 among the parties. Under the amendment, the parties have agreed to increase the current revolving line of credit from $25 million to $40 million, reduce the interest rate from LIBOR plus 2.0% to LIBOR plus 1.75%, extend the term to July 17, 2019 and make certain other changes.

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

10.10*	1995 Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended May 25, 2003.

10.11#	License and research and development agreement between the Registrant and Air Products and Chemicals, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Exhibit Number:	Exhibit Title
10.12*	2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.13*	Form of Stock Grant Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.14*	Form of Notice of Stock Option Grant and Stock Option Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.15*	Form of Stock Unit Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.16*	Form of Stock Appreciation Right Agreement for 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 14, 2005.

10.17

 Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

10.18*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.19*	Form of Stock Grant Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.20*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.21*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.22*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.23

Stock Purchase Agreement by and among the Registrant, Lifecore Biomedical, Inc., Lifecore Biomedical, LLC and Warburg Pincus Private Equity IX, L.P., dated April 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

10.24

Amended and Restated License, Supply and R&D Agreement dated November 27, 2009 by and among the Registrant, Landec Ag, LLC and Monsanto Company, incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated December 3, 2009.

Exhibit Number:	Exhibit Title

10.25

Share Purchase Agreement, dated February 15, 2011, by and between Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

10.26

Stock Purchase Agreement by and among Apio, Inc., GreenLine Holding Company and 2003 Riverside Capital Appreciation Fund, L.P., dated April 23, 2012, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2012.

10.27

Loan agreements by and between the Registrant, Apio, Inc. and General Electric Capital Corporation dated April 23, 2012, incorporated herein by reference to Exhibits 10.1 through 10.9 to the Registrant’s Current Report on Form 8-K dated May 27, 2012.

10.28

Credit Agreement and Reimbursement Agreement by and between Lifecore Biomedical, LLC and BMO Harris Bank N.A. dated May 23, 2012, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated May 29, 2012.

10.29	Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.30

Employment Agreement between the Registrant and Gregory S. Skinner effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K dated December 10, 2012.

10.31	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.32	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.33	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.34

Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.35	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.36	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.37*	2015 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 23, 2014.

Exhibit Number:	Exhibit Title

10.38*

Employment Agreement between the Registrant and Gary T. Steele effective as of May 26, 2014, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K dated June 23, 2014.

10.39

Stock Transfer Agreement dated July 15, 2014 among Apio, Inc., Newell Capital Corporation and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

10.40

Second Amendment to Credit Agreement dated July 17, 2014 among Apio, Inc., CalEx Trading Company, Greenline Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

21.1	Subsidiaries of the Registrant at May 25, 2014	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Filed herewith.
#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 1, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	August 1, 2014
/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 1, 2014
/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	August 1, 2014

/s/ Robert Tobin
Robert Tobin	Director	August 1, 2014

/s/ Albert D. Bolles, Ph.D
Albert D. Bolles, Ph.D	Director	August 1, 2014

/s/ Frederick Frank
Frederick Frank	Director	August 1, 2014

/s/ Stephen E. Halprin
Stephen E. Halprin	Director	August 1, 2014

/s/ Steven Goldby
Steven Goldby	Director	August 1, 2014

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	August 1, 2014

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 1, 2014

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 1, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.