Form 10-Q
period 2014-08-31
LANDEC CORP \CA\
filed 2014-10-08
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 31, 2014, or

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

 Yes           No   X

As of September 26, 2014, there were 26,866,078 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	August 31, 2014	May 25, 2014
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,529	$14,243
Accounts receivable, less allowance for doubtful accounts of $491 and $516 at August 31, 2014 and May 25, 2014, respectively	43,458	44,421
Accounts receivable, related party	338	304
Income taxes receivable	1,020	2,000
Inventories, net	27,834	24,735
Deferred taxes	2,078	2,056
Prepaid expenses and other current assets	5,993	3,170
Total Current Assets	89,250	90,929

Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	50,800	39,600
Property and equipment, net	76,946	74,140
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	8,499	8,720
Other assets	1,602	1,393
Total Assets	$325,938	$313,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,212	$31,981
Accounts payable, related party	167	134
Accrued compensation	3,547	4,096
Other accrued liabilities	4,405	4,871
Deferred revenue	1,059	1,254
Current portion of long-term debt	6,980	6,055
Total Current Liabilities	53,370	48,391

Long-term debt, less current portion	33,051	28,317
Deferred taxes	30,584	30,133
Other non-current liabilities	1,403	2,021
Total Liabilities	118,408	108,862

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,845,218 and 26,815,253 shares issued and outstanding at August 31, 2014 and May 25, 2014, respectively	27	27
Additional paid-in capital	131,833	131,488
Retained earnings	73,907	71,554
Total Stockholders’ Equity	205,767	203,069
Non-controlling interest	1,763	1,692
Total Equity	207,530	204,761
Total Liabilities and Stockholders’ Equity	$325,938	$313,623

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31, 2014	August 25, 2013
Product sales	$133,614	$109,479

Cost of product sales	119,426	96,947

Gross profit	14,188	12,532

Operating costs and expenses:
Research and development	1,795	1,926
Selling, general and administrative	8,859	8,630
Total operating costs and expenses	10,654	10,556
Operating income	3,534	1,976

Dividend income	281	281
Interest income	93	60
Interest expense	(383)	(431)
Other income	200	5,400
Net income before taxes	3,725	7,286
Income tax expense	(1,301)	(2,475)
Consolidated net income	2,424	4,811
Non-controlling interest	(71)	(59)
Net income and comprehensive income applicable to common stockholders	$2,353	$4,752

Basic net income per share	$0.09	$0.18
Diluted net income per share	$0.09	$0.18

Shares used in per share computation
Basic	26,840	26,452
Diluted	27,267	27,081

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 25,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$2,424	$4,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513	1,842
Stock-based compensation expense	398	278
Net loss on disposal of property and equipment	—	46
Deferred taxes	429	2,303
Change in investment in non-public company, fair value	(200)	(5,400)
Changes in current assets and current liabilities:
Accounts receivable, net	963	3,099
Accounts receivable, related party	(34)	466
Income taxes receivable	936	161
Inventories, net	(3,099)	(476)
Issuance of notes and advances receivable	(1,656)	—
Collection of notes and advances receivable	255	—
Prepaid expenses and other current assets	(1,422)	40
Accounts payable	5,231	(2,387)
Accounts payable, related party	33	(489)
Accrued compensation	(549)	(129)
Other accrued liabilities	(1,084)	993
Deferred revenue	(195)	(620)
Net cash provided by operating activities	3,943	4,538

Cash flows from investing activities:
Purchases of property and equipment	(4,098)	(4,345)
Investment in non-public company, fair value	(11,000)	—
Purchase of marketable securities	—	(1,417)
Proceeds from maturities of marketable securities	—	1,665
Net cash used in investing activities	(15,098)	(4,097)

Cash flows from financing activities:
Proceeds from sale of common stock	3	250
Taxes paid by Company for stock swaps and RSUs	(12)	(1,210)
Proceeds from long-term debt	7,070	—
Payments on long-term debt	(1,411)	(1,383)
Proceeds from lines of credit	11,117	—
Payments on lines of credit	(11,117)	(2,950)
Change in other assets	(209)	31
Net cash provided by (used in) financing activities	5,441	(5,262)
Net decrease in cash and cash equivalents	(5,714)	(4,821)
Cash and cash equivalents at beginning of period	14,243	13,718
Cash and cash equivalents at end of period	$8,529	$8,897

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 31, 2014, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations. In addition, the first quarter of fiscal year 2015 was a 14-week quarter which occurs once every six years compared to the standard 13-week quarter.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and include the accounts of Landec Corporation and its subsidiaries, Apio and Lifecore. All material inter-company transactions and balances have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and is subject to change from period to period. The actual results may differ from management’s estimates.

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consisted of money market funds of $1.5 million at both August 31, 2014 and May 25, 2014. The market value of cash equivalents approximates their historical cost given their short-term nature.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not materially different from their recorded amounts as of August 31, 2014 and May 25, 2014.

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

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), and on July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 15,857 shares of junior preferred stock of Windset for $11.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 31, 2014 and May 25, 2014. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

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

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of August 31, 2014 and May 25, 2014. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Long-Term Incentive Plan

On July 25, 2013, the Landec Long-Term Incentive Plan (“LTIP”) was established which allows certain executives to earn a performance-based bonus that is based upon a cumulative operating income target for fiscal years 2014, 2015, and 2016. The LTIP was designed to align the interests of management with the long-term financial success of the Company. If the three-year cumulative operating income target is met, approximately $2.0 million in bonuses will be paid. The Company was recording the estimated plan bonus on a straight-line basis over the 36-month LTIP period. As of August 31, 2014, the Company determined it is unlikely the three-year cumulative operating income target will be obtained and therefore all LTIP bonuses were reversed. The reversal resulted in a $677,000 reduction in selling, general, and administrative expenses during the three months ended August 31, 2014 in the accompanying Consolidated Statements of Comprehensive Income. The long-term incentive bonuses accrued under this plan of $0 and $677,000 are included in other non-current liabilities in the accompanying Consolidated Balance Sheets as of August 31, 2014 and May 25, 2014, respectively.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company (see Note 2). The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of August 31, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including an interest rate swap and a minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the three months ended August 31, 2014 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 31, 2014	At May 25, 2014
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	16% to 22%	16% to 22%

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

Impact on value of Windset investment as of August 31, 2014
10% increase in revenue growth rates	$4,000
10% increase in expense growth rates	$(3,300)
10% increase in income tax rates	$—
10% increase in discount rates	$(1,800)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of August 31, 2014 and May 25, 2014 (in thousands):

	Fair Value at August 31, 2014			Fair Value at May 25, 2014
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Investment in private company	-	-	50,800	-	-	39,600
Total	$-	$-	$50,800	$-	$-	$39,600

Liabilities:
Interest rate swap	-	20	-	-	44	-
Total	$-	$20	$-	$-	$44	$-

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Food Products Technology revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are generally washed and packaged in the Company’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income

In addition, Food Products Technology value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to the Company’s customers. Sales of BreatheWay packaging are recognized when shipped to the customer.

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

The HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014 and (3) Veterinary/Other. The vast majority of revenues from our HA-based Biomaterials business are recognized upon shipment.

A small amount of revenues from the HA-based Biomaterials business is related to contract research and development (R&D) services and multi-element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

Contract R&D revenue is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payments are received or when collection is assured.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended August 31, 2014	Three months ended August 25, 2013
Recorded upon shipment	$106,240	$87,410
Recorded upon acceptance in foreign port	26,587	21,389
Revenue from license fees, R&D contracts and royalties/profit sharing	212	58
Revenue from multiple element arrangements	575	622
TOTAL	$133,614	$109,479

New Accounting Pronouncements

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

2.	Investments in non-public companies

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of August 31, 2014 and May 25, 2014. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 senior preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 15,857 shares of junior preferred stock of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common and preferred shares to Windset, or Windset can exercise the call to purchase the those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the senior preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

During both the three months ended August 31, 2014 and August 25, 2013, the Company recorded $281,000 in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended August 31, 2014 and August 25, 2013 was $200,000 and $5.4 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of August 31, 2014, two products have been added to the agreement.

3.	Stock-Based Compensation

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended August 31, 2014	Three Months Ended August 25, 2013
Options	$133	$108
RSUs	265	170
Total stock-based compensation expense	$398	$278

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended August 31, 2014	Three Months Ended August 25, 2013
Research and development	$12	$14
Sales, general and administrative	386	264
Total stock-based compensation expense	$398	$278

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

As of August 31, 2014, there was $2.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.8 years for stock options and 1.6 years for restricted stock unit awards.

4.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 31, 2014	Three Months Ended August 25, 2013
Numerator:
Net income applicable to Common Stockholders	$2,353	$4,752

Denominator:
Weighted average shares for basic net income per share	26,840	26,452
Effect of dilutive securities:
Stock options and restricted stock units	427	629
Weighted average shares for diluted net income per share	27,267	27,081

Diluted net income per share	$0.09	$0.18

For the three months ended August 31, 2014 and August 25, 2013, the computation of the diluted net income per share excludes the impact of options to purchase 336,071 shares and 256,264 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three months ended August 31, 2014 was $1.3 million. The effective tax rate for the three months ended August 31, 2014 was 36%, compared to 34% for the first quarter of fiscal year 2014. The effective tax rate for the three months ended August 31, 2014 was higher than the statutory federal income tax rate of 35% due to several factors, including state taxes, domestic manufacturing deductions, non-deductible stock-based compensation expense and the benefit of federal and state research and development credits.

As of August 31, 2014 and May 25, 2014, the Company had unrecognized tax benefits of approximately $1.1 million and $1.0 million, respectively.  Included in the balance of unrecognized tax benefits as of August 31, 2014 and May 25, 2014 is approximately $850,000 and $817,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 31, 2014 and May 25, 2014.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 31, 2014	May 25, 2014
Finished goods	$14,139	$11,111
Raw materials	10,620	10,376
Work in progress	3,075	3,248
Total	$27,834	$24,735

7.	Debt

 Long-term debt consists of the following (in thousands):

	August 31, 2014	May 25, 2014
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$15,900	$16,137
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	9,006	9,430
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	7,070	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	5,250	6,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.25% and 0.28% at August 31, 2014 and May 25, 2014, respectively)	2,805	2,805
Total	40,031	34,372
Less current portion	(6,980)	(6,055)
Long-term portion	$33,051	$28,317

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $27.5 million at August 31, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 31, 2014 and May 25, 2014, no amounts were outstanding under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period at a fixed rate of 3.68%. During the three months ended August 31, 2014, Apio borrowed $7.1 million under this new equipment loan.

During the three months ended August 31, 2014, Apio capitalized $226,000 of loan origination fees from the revolving line of credit amendment and from the new equipment loan with GE Capital. These fees are being amortized over a five year period. Unamortized loan origination fees associated with all of the GE Capital debt agreements were $1.1 million and $1.0 million at August 31, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

Amortization of loan origination fees for Apio recorded to interest expense for the three months ended August 31, 2014 and August 25, 2013 were $46,000 and $47,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.7 million at August 31, 2014) and with no unused fee (at August 31, 2014 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of August 31, 2014 and May 25, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $86,000 and $98,000 at August 31, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both three months ended August 31, 2014 and August 25, 2013 was $13,000.

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

8.	Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of August 31, 2014 and May 25, 2014 was $20,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

9.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended August 31, 2014 and August 25, 2013, the Company recognized revenues of $34,000 and $32,000, respectively, which have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $338,000 and $304,000 are included in accounts receivable, related party, in the accompanying Consolidated Balance Sheets as of August 31, 2014 and May 25, 2014, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended August 31, 2014 and August 25, 2013, the Company recognized cost of product sales of $411,000 and $364,000, respectively, which have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of $167,000 and $134,000 are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of August 31, 2014 and May 25, 2014, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Stockholders’ Equity

During the three months ended August 31, 2014, the Company granted options to purchase 469 shares of common stock and 29,496 of restricted stock unit awards.

As of August 31, 2014 the Company has reserved 3.1 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 31, 2014, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

August 31, 2014
Common Stock Shares
Balance at May 25, 2014	26,815,253
Stock options exercised, net of shares tendered	469
Vested restricted stock units, net of shares tendered	29,496
Balance at August 31, 2014	26,845,218

Common Stock
Balance at May 25, 2014	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at August 31, 2014	$27

Additional Paid-in Capital
Balance at May 25, 2014	$131,488
Stock options exercised, net of shares tendered	3
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and RSUs	(12)
Stock-based compensation expense	398
Tax from stock based compensation expense	(44)
Balance at August 31, 2014	$131,833

Retained Earnings
Balance at May 25, 2014	$71,554
Net income	2,353
Balance at August 31, 2014	$73,907

Non controlling Interest
Balance at May 25, 2014	$1,692
Non controlling interest in net income	71
Distributions to non controlling interest	—
Balance at August 31, 2014	$1,763

11.	Business Segment Reporting

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

The Company’s international sales were as follows (in millions):

	Three Months Ended
	August 31, 2014	August 25, 2013
Canada	$17.7	$9.4
Taiwan	$16.2	$12.0
China	$4.4	$1.6
Japan	$2.8	$3.2
Indonesia	$1.6	$2.5
Belgium	$—	$1.2
All Other Countries	$3.7	$5.3

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 31, 2014	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$100,106	$26,597	$6,811	$100	$133,614
International sales	$18,151	$26,587	$1,634	$—	$46,372
Gross profit	$11,854	$1,186	$1,048	$100	$14,188
Net income (loss)	$3,646	$271	$(1,542)	$(22)	$2,353
Depreciation and amortization	$1,010	$1	$471	$31	$1,513
Dividend Income	$281	$—	$—	$—	$281
Interest income	$11	$—	$71	$11	$93
Interest expense	$338	$—	$45	$—	$383
Income tax expense (benefit)	$870	$44	$(251)	$638	$1,301

Three Months Ended August 25, 2013
Net sales	$79,436	$21,398	$8,587	$58	$109,479
International sales	$9,478	$21,389	$4,377	$—	$35,244
Gross profit	$8,881	$1,205	$2,388	$58	$12,532
Net income (loss)	$7,266	$276	$(376)	$(2,414)	$4,752
Depreciation and amortization	$1,222	$1	$584	$35	$1,842
Dividend Income	$281	$—	$—	$—	$281
Interest income	$4	$—	$56	$—	$60
Interest expense	$376	$—	$55	$—	$431
Income tax expense (benefit)	$505	$78	$(106)	$1,998	$2,475

During the three months ended August 31, 2014 and August 25, 2013, sales to the Company’s top five customers accounted for 46% and 44%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Food Products Technology segment accounted for 20% and 11% of revenues, respectively, for the three months ended August 31, 2014 and 20% and 12% of revenues, respectively, for the three months ended August 25, 2013. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 25, 2014. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 25, 2014 filed with the Securities and Exchange Commission on August 1, 2014.

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

Description of Core Business

Landec participates in three core business segments: Food Products Technology, Food Export and Hyaluronan-based Biomaterials.

Food Products Technology Business

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products primarily packaged in our proprietary BreatheWay packaging. The fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators. During the fiscal year ended May 25, 2014, Apio shipped approximately twenty-eight million cartons of produce to its customers throughout North America, primarily in the United States.

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

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and recently Apio began processing non-green bean products in one of our East Coast processing facilities to meet the next-day delivery needs of customers.

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

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 senior preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 15,857 shares of junior preferred stock of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% interest in Windset. The non-voting senior preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset.

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common and preferred shares to Windset, or Windset can exercise the call to purchase the those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the senior preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

Results of Operations

Revenues (in thousands):

	Three months ended 8/31/14	Three months ended 8/25/13	Change
Food Products Technology	100,106	79,436	26%
Food Export	26,597	21,398	24%
Total Apio	126,703	100,834	26%
HA-based Biomaterials	6,811	8,587	(21%)
Corporate	100	58	72%
Total Revenues	$133,614	$109,479	22%

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

The increase in Apio’s value-added revenues for the three months ended August 31, 2014 compared to the first quarter of last year was primarily due to a 28% increase in unit volume sales resulting primarily from expanded product offerings and an extra week during the first quarter of fiscal year 2015.

Food Export (Apio)

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in revenues in Apio’s export business for the three months ended August 31, 2014 compared to the same period last year was due to a 9% increase in unit volume sales and from a very favorable product mix to higher priced export products.

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

The decrease in Lifecore’s revenues for the three months ended August 31, 2014 compared to the same period last year was primarily due to a 75% decrease in revenues in Lifecore’s fermentation business for Ophthalmic products as a result of reduced shipments to a major customer who has informed the Company they will be reducing their overall orders for fiscal year 2015 by 50% compared to fiscal year 2014 as they align their inventory carrying levels with stated corporate guidelines.

Corporate

Corporate revenues consist of revenues generated from the licensing agreements with INCOTEC, Air Products and Nitta.

The increase in Corporate revenues for the three months ended August 31, 2014 compared to the same period of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 8/31/14	Three months ended 8/25/13	Change
Food Products Technology	11,854	8,881	33%
Food Export	1,186	1,205	(2%)
Total Apio	13,040	10,086	29%
HA-based Biomaterials	1,048	2,388	(56%)
Corporate	100	58	72%
Total Gross Profit	$14,188	$12,532	13%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with accounting principles generally accepted in the United States. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 31, 2014 compared to the same period last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for Apio’s value-added vegetable business for the three months ended August 31, 2014 compared to the same period last year was primarily due to the gross profit generated from the 26% increase in revenues and from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin new products versus the lower margin core packaged vegetable products.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-10% range. The decrease in gross profit for Apio’s export business during the three months ended August 31, 2014 compared to the same period last year was due to much higher costs to source the higher priced export produce resulting in a lower gross profit as a percent of sales. The gross profit as a percent of sales during the first quarter of fiscal year 2015 was 4.5% compared to a gross margin of 5.6% during the first quarter of fiscal year 2014.

HA-based Biomaterials (Lifecore)

The decrease in gross profit during the three months ended August 31, 2014 compared to the same period last year was due to the 21% decrease in revenues and from an unfavorable product mix change to a higher percentage of sales being from the lower margin aseptically filled products compared to the higher margin fermentation products.

Corporate

The increase in Corporate gross profit for the three months ended August 31, 2014 compared to the same period of the prior year was not significant.

Operating Expenses (in thousands):

	Three months ended 8/31/14	Three months ended 8/25/13	Change
Research and Development:
Apio	$167	$275	(39%)
Lifecore	1,256	1,305	(4%)
Corporate	372	346	8%
Total R&D	$1,795	$1,926	(7%)

Selling, General and Administrative:
Apio	$6,170	$5,253	17%
Lifecore	1,053	1,095	(4%)
Corporate	1,636	2,282	(28%)
Total S,G&A	$8,859	$8,630	3%

Research and Development (R&D)

Landec’s R&D consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based biomaterials. For Corporate, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses.

The decrease in R&D expenses for the three months ended August 31, 2014 compared to the same period last year was primarily due to a decrease in development activity at Apio during the quarter.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the three months ended August 31, 2014 compared to the same period last year was primarily due to 21% increase in sales and marketing expenses at Apio primarily to promote our new vegetable salads and stir fry products partially offset by a decrease in general and administrative expenses at Corporate primarily from the reversal of the long-term incentive accrual which the Company no longer believes will be earned.

Other (in thousands):

	Three months ended 8/31/14	Three months ended 8/25/13	Change
Dividend Income	$281	$281	—
Interest Income	$93	$60	55%
Interest Expense	$(383)	$(431)	(11%)
Other Income	$200	$5,400	(96%)
Income Taxes	$(1,301)	$(2,475)	(47%)
Non-controlling interest	$(71)	$(59)	20%

Dividend Income

Dividend income is derived from the dividends accrued on our $15 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three months ended August 31, 2014 compared to the same period last year.

Interest Income

The decrease in interest income for the three months ended August 31, 2014 compared to the same period last year was not significant.

Interest Expense

The decrease in interest expense during the three months ended August 31, 2014 compared to the same period last year was due to the Company paying down its long-term debt by $6.0 million since the end of the first quarter of fiscal year 2014.

Other Income (Expense)

The decrease in other income is due to the increase in the fair market value of our Windset investment being lower in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.

Income Taxes

The decrease in the income tax expense is due to a 49% decrease in net income before taxes during the three months ended August 31, 2014 compared to the same period last year partially offset by the effective tax rate increasing to 36% during the first quarter of fiscal year 2015 compared to 34% during the first quarter of last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non-controlling interest for the three months ended August 31, 2014 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 31, 2014, the Company had cash and cash equivalents of $8.5 million, a net decrease of $5.7 million from $14.2 million at May 25, 2014.

Cash Flow from Operating Activities

Landec generated $3.9 million of cash from operating activities during the three months ended August 31, 2014, compared to $4.5 million for the three months ended August 25, 2013. The primary sources of cash from operating activities during the three months ended August 31, 2014 were from (1) generating $2.4 million of net income, (2) $1.9 million of depreciation/amortization and stock based compensation expenses and (3) a $429,000 net increase in deferred tax liabilities, and (4) a net decrease of $621,000 in working capital. The primary factors which decreased working capital during the first quarter of fiscal year 2014 were (1) a $3.1 million increase in inventory primarily at Apio due to increased sales, (2) a net increase of $1.4 million in notes and advances receivable due to advance to growers for the upcoming winter crops and (2) a $1.1 million decrease in other liabilities due primarily to the reversal of the long-term incentive accrual during the quarter. These decreases were partially offset by a $5.3 million increase in accounts payable resulting primarily from the timing of payments at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 31, 2014 was $15.1 million compared to $4.1 million for the same period last year. The primary uses of cash in investing activities during the first quarter of fiscal year 2015 were for the purchase of $4.1 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses, and the purchase of additional Windset shares of common stock for $11.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 31, 2014 was $5.4 million compared to $5.3 million used in financing activities for the same period last year. The net cash provided by financing activities during the first quarter of fiscal year 2015 was primarily due to $7.1 million of proceeds from long-term debt. This source from financing activities was partially offset by $1.4 million of payments on the Company’s long-term debt.

Capital Expenditures

During the three months ended August 31, 2014, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $4.1 million of capital expenditures.

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

On April 23, 2012 in connection with the acquisition of GreenLine Holding Company, Apio entered into three loan agreements with General Electric Capital Corporation and/or its affiliates (“GE Capital”):

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $27.5 million at August 31, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 31, 2014 and May 25, 2014, no amounts were outstanding under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period at a fixed rate of 3.68%. During the three months ended August 31, 2014, Apio borrowed $7.1 million under this new equipment loan.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of August 31, 2014 and May 25, 2014. Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.0 million at August 31, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.7 million at August 31, 2014) and with no unused fee (as of August 31, 2014 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of August 31, 2014 and May 25, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $86,000 and $98,000 at August 31, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of August 31, 2014 and May 25, 2014 was $20,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 25, 2014 filed with the Securities and Exchange Commission on August 1, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 31, 2014.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit
Number	Exhibit Title:

10.41

First Amendment to Loan Agreement dated as of August 28, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k dated September 2, 2014.

10.42

Promissory Note dated as of August 28, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-k dated September 2, 2014.

10.43

Third Amendment to Credit Agreement dated as of August 28, 2014 among Apio, Inc., CalEx Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-k dated September 2, 2014.

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

Date:     October 8, 2014