Form 10-Q
period 2014-11-30
LANDEC CORP \CA\
filed 2015-01-09
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 30, 2014, or

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

Yes                     No   X

As of December 26, 2014, there were 26,875,984 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	November 30, 2014	May 25, 2014
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,970	$14,243
Accounts receivable, less allowance for doubtful accounts of $415 and $516 at November 30, 2014 and May 25, 2014, respectively	52,136	44,421
Accounts receivable, related party	162	304
Income taxes receivable	156	2,000
Inventories, net	30,440	24,735
Deferred taxes	1,985	2,056
Prepaid expenses and other current assets	5,095	3,170
Total Current Assets	94,944	90,929
Investment in non-public company, non-fair value	793	793
Investment in non-public company, fair value	59,000	39,600
Property and equipment, net	78,375	74,140
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	8,277	8,720
Other assets	1,662	1,393
Total Assets	$341,099	$313,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,184	$31,981
Accounts payable, related party	332	134
Accrued compensation	4,973	4,096
Other accrued liabilities	4,939	4,871
Deferred revenue	211	1,254
Lines of credit	5,000	—
Current portion of long-term debt	7,550	6,055
Total Current Liabilities	62,189	48,391

Long-term debt, less current portion	34,675	28,317
Deferred taxes	31,477	30,133
Other non-current liabilities	1,650	2,021
Total Liabilities	129,991	108,862

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,875,984 and 26,815,253 shares issued and outstanding at November 30, 2014 and May 25, 2014, respectively	27	27
Additional paid-in capital	132,360	131,488
Retained earnings	77,130	71,554
Total Stockholders’ Equity	209,517	203,069
Non-controlling interest	1,591	1,692
Total Equity	211,108	204,761
Total Liabilities and Stockholders’ Equity	$341,099	$313,623

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30, 2014	November 24, 2013	November 30, 2014	November 24, 2013
Product sales	$132,665	$120,026	$266,279	$229,505

Cost of product sales	116,999	106,292	236,425	203,239

Gross profit	15,666	13,734	29,854	26,266

Operating costs and expenses:
Research and development	1,825	1,919	3,620	3,845
Selling, general and administrative	9,949	8,639	18,808	17,269
Total operating costs and expenses	11,774	10,558	22,428	21,114
Operating income	3,892	3,176	7,426	5,152

Dividend income	321	281	602	563
Interest income	91	46	184	105
Interest expense	(472)	(436)	(855)	(867)
Other income	1,200	2,300	1,400	7,700
Net income before taxes	5,032	5,367	8,757	12,653
Income tax expense	(1,785)	(1,874)	(3,086)	(4,349)
Consolidated net income	3,247	3,493	5,671	8,304
Non-controlling interest	(24)	(42)	(95)	(101)
Net income and comprehensive income applicable to common stockholders	$3,223	$3,451	$5,576	$8,203

Basic net income per share	$0.12	$0.13	$0.21	$0.31
Diluted net income per share	$0.12	$0.13	$0.20	$0.30

Shares used in per share computation
Basic	26,864	26,571	26,852	26,512
Diluted	27,314	27,070	27,293	27,081

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 24,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$5,671	$8,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,343	3,787
Stock-based compensation expense	748	639
Tax benefit from stock-based compensation expense	(36)	(175)
Net loss on disposal of property and equipment	—	124
Deferred taxes	1,415	4,050
Change in investment in non-public company, fair value	(1,400)	(7,700)
Changes in current assets and current liabilities:
Accounts receivable, net	(7,715)	(5,673)
Accounts receivable, related party	142	540
Income taxes receivable	1,880	262
Inventories, net	(5,705)	(2,752)
Issuance of notes and advances receivable	(2,464)	—
Collection of notes and advances receivable	363	—
Prepaid expenses and other current assets	176	(1,361)
Accounts payable	7,203	3,049
Accounts payable, related party	198	(544)
Accrued compensation	877	(743)
Other accrued liabilities	(303)	2,452
Deferred revenue	(1,043)	34
Net cash provided by operating activities	3,350	4,293

Cash flows from investing activities:
Purchases of property and equipment	(7,135)	(7,681)
Investment in non-public company, fair value	(18,000)	—
Purchase of marketable securities	—	(1,417)
Proceeds from maturities of marketable securities	—	2,962
Net cash used in investing activities	(25,135)	(6,136)

Cash flows from financing activities:
Proceeds from sale of common stock	100	1,253
Taxes paid by Company for stock swaps and RSUs	(12)	(1,219)
Tax benefit from stock-based compensation expense	36	175
Proceeds from long-term debt	11,194	—
Payments on long-term debt	(3,341)	(3,128)
Proceeds from lines of credit	25,117	—
Payments on lines of credit	(20,117)	(3,000)
Change in other assets	(269)	36
Payments to minority interest holders	(196)	(226)
Net cash provided by (used in) financing activities	12,512	(6,109)
Net decrease in cash and cash equivalents	(9,273)	(7,952)
Cash and cash equivalents at beginning of period	14,243	13,718
Cash and cash equivalents at end of period	$4,970	$5,766

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 30, 2014, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

The results of operations for the six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations. In addition, the first quarter of fiscal year 2015 was a 14-week quarter which occurs once every six years compared to the standard 13-week quarter.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; self insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and is subject to change from period to period. The actual results may differ from management’s estimates.

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consisted of money market funds of $1.5 million at both November 30, 2014 and May 25, 2014. The market value of cash equivalents approximates their historical cost given their short-term nature.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair values of the Company’s financial instruments are not materially different from their recorded amounts as of November 30, 2014 and May 25, 2014.

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

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 30, 2014 and May 25, 2014. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years and trademarks, trade names and goodwill with indefinite lives.

Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable.  Indefinite lived intangible assets are reviewed for impairment at least annually. For non-goodwill indefinite-lived intangible assets, the Company performs a qualitative analysis in accordance with ASC 350-30-35. For goodwill, the Company has historically performed a quantitative analysis in accordance with ASC 350-20-35.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of November 30, 2014 and May 25, 2014. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Long-Term Incentive Plan

On July 25, 2013, the Landec Long-Term Incentive Plan (“LTIP”) was established which allows certain executives to earn a performance-based bonus that is based upon a cumulative operating income target for fiscal years 2014, 2015, and 2016. The LTIP was designed to align the interests of management with the long-term financial success of the Company. If the three-year cumulative operating income target had been met, approximately $2.0 million in bonuses would have been paid. Through fiscal year 2014, the Company was recording the estimated plan bonus on a straight-line basis over the 36-month LTIP period. As of August 31, 2014, the Company determined it was unlikely the three-year cumulative operating income target would be attained and therefore all LTIP bonus accruals were reversed at that date. The reversal resulted in a $677,000 reduction in selling, general, and administrative expenses during the six months ended November 30, 2014 in the accompanying Consolidated Statements of Comprehensive Income. The long-term incentive bonuses accrued under this plan of zero and $677,000 are included in other non-current liabilities in the accompanying Consolidated Balance Sheets as of November 30, 2014 and May 25, 2014, respectively.

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

As of November 30, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including an interest rate swap and a minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the six months ended November 30, 2014 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 30, 2014	At May 25, 2014
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	16% to 22%	16% to 22%

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

Impact on value of Windset investment as of November 30, 2014
10% increase in revenue growth rates	$4,900
10% increase in expense growth rates	$(4,100)
10% increase in income tax rates	$—
10% increase in discount rates	$(700)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of November 30, 2014 and May 25, 2014 (in thousands):

	Fair Value at November 30, 2014			Fair Value at May 25, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment in private company	-	-	59,000	-	-	39,600
Total	$-	$-	$59,000	$-	$-	$39,600

Liabilities:
Interest rate swap	-	9	-	-	44	-
Total	$-	$9	$-	$-	$44	$-

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

The HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014 and (3) Veterinary/Other. The vast majority of revenues from the Company’s HA-based Biomaterials business are recognized upon shipment.

A small amount of revenues from the HA-based Biomaterials business is related to contract research and development (R&D) services and multi-element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

Contract R&D revenue is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payment is received or collection is assured.

For sales arrangements that contain multiple elements, the Company splits the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. The Company also evaluates whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby the Company assesses, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. The Company then allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore, uses the estimated selling price to allocate revenue between the elements of an arrangement.

The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or future performance obligations or subject to customer-specific cancellation rights. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have stand-alone value if the product or service is sold separately by the Company or another vendor or could be resold by the customer. Further, the revenue arrangements generally do not include a general right of return relative to delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. The Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. In instances where the Company has not established fair value for any undelivered element, revenue for all elements is deferred until delivery of the final element is completed and all recognition criteria are met.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended November 30, 2014	Three months ended November 24, 2013	Six months ended November 30, 2014	Six months ended November 24, 2013
Recorded upon shipment	$109,764	$95,002	$216,004	$182,412
Recorded upon acceptance in foreign port	22,106	22,940	48,693	44,329
Revenue from license fees, R&D contracts and royalties/profit sharing	423	143	635	201
Revenue from multiple element arrangements	372	1,941	947	2,563
Total	$132,665	$120,026	$266,279	$229,505

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

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license with a valuation of $1.8 million. Aesthetic Sciences sold the rights to its Smartfil™ Injector System on July 16, 2010. Landec has evaluated its investment in Aesthetic Sciences for impairment, utilizing a discounted cash flow analysis under the terms of the purchase agreement. Based on the terms of the sale, the Company determined that its investment was other than temporarily impaired and therefore, recorded an impairment charge of $1.0 million as of May 30, 2010. The Company’s carrying value of its investment in Aesthetic Sciences is $793,000 as of November 30, 2014 and May 25, 2014. No additional impairment has been determined for the Company’s investment in Aesthetic Sciences.

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 Senior A preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The non-voting Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common, Senior A preferred shares and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares and at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During the three months ended November 30, 2014 and November 24, 2013, the Company recorded $321,000 and $281,000, respectively, in dividend income. During the six months ended November 30, 2014 and November 24, 2013, the Company recorded $602,000 and $563,000, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended November 30, 2014 and November 24, 2013 was $1.2 million and $2.3 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The change in the fair market value of the Company’s investment in Windset for the six months ended November 30, 2014 and November 24, 2013 was $1.4 million and $7.7 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of November 30, 2014, two products have been added to the agreement.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended November 30, 2014	Three Months Ended November 24, 2013	Six Months Ended November 30, 2014	Six Months Ended November 24, 2013
Options	$122,000	$177,000	$255,000	$285,000
RSUs	228,000	184,000	$493,000	$354,000
Total stock-based compensation	$350,000	$361,000	$748,000	$639,000

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 30, 2014	Three Months Ended November 24, 2013	Six Months Ended November 30, 2014	Six Months Ended November 24, 2013
Research and development	$8,000	$—	$20,000	$14,000
Sales, general and administrative	342,000	361,000	728,000	625,000
Total stock-based compensation	$350,000	$361,000	$748,000	$639,000

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

As of November 30, 2014, there was $1.9 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.5 years for stock options and 1.4 years for RSUs.

4.	Diluted Net Income Per Share

The following table calculates diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 30, 2014	Three Months Ended November 24, 2013	Six Months Ended November 30, 2014	Six Months Ended November 24, 2013
Numerator:
Net income applicable to Common Stockholders	$3,223	$3,451	$5,576	$8,203

Denominator:
Weighted average shares for basic net income per share	26,864	26,571	26,852	26,512
Effect of dilutive securities:
Stock options and restricted stock units	450	499	441	569
Weighted average shares for diluted net income per share	27,314	27,070	27,293	27,081

Diluted net income per share	$0.12	$0.13	$0.20	$0.30

For the three months ended November 30, 2014 and November 24, 2013, the computation of the diluted net income per share excludes the impact of options to purchase 321,500 shares and 342,500 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 30, 2014 and November 24, 2013, the computation of the diluted net income per share excludes the impact of options to purchase 329,056 shares and 273,882 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three and six months ended November 30, 2014 was $1.8 million and $3.1 million, respectively. The effective tax rate for the six months ended November 30, 2014 was 36%, compared to 35% for the first six months of fiscal year 2014. The effective tax rate for the six months ended November 30, 2014 was higher than the statutory federal income tax rate of 35% primarily due to several factors, including state taxes and non-deductible stock-based compensation expense; offset by the domestic manufacturing deduction and state research and development credits. The federal research and development credit statue expired as of December 31, 2013 and was not yet renewed as of November 30, 2014 and therefore not considered as of November 30, 2014.

As of both November 30, 2014 and May 25, 2014, the Company had unrecognized tax benefits of approximately $945,000 and $1.0 million, respectively.  Included in the balance of unrecognized tax benefits as of November 30, 2014 and May 25, 2014 is approximately $759,000 and $807,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 30, 2014 and May 25, 2014.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 30, 2014	May 25, 2014
Finished goods	$14,304	$11,111
Raw materials	12,089	10,376
Work in progress	4,047	3,248
Total	$30,440	$24,735

7.	Debt

 Long-term debt consists of the following (in thousands):

	November 30, 2014	May 25, 2014
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$15,659	$16,137
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	8,578	9,430
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through September 1, 2019 with interest based on a fixed rate of 3.68% per annum	6,924	—
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	4,124	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	4,500	6,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.25% and 0.28% at November 30, 2014 and May 25, 2014, respectively)	2,440	2,805
Total	42,225	34,372
Less current portion	(7,550)	(6,055)
Long-term portion	$34,675	$28,317

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $31.1 million at November 30, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 30, 2014 and May 25, 2014, $5.0 million and zero were outstanding under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of November 30, 2014 and May 25, 2014.

During the six months ended November 30, 2014, Apio capitalized $293,000 of loan origination fees from the revolving line of credit amendment and from the new equipment loan with GE Capital. These fees are being amortized over a five year period. Unamortized loan origination fees associated with all of the GE Capital debt agreements were $1.2 million and $1.0 million at November 30, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

Amortization of loan origination fees for Apio recorded to interest expense for the three months ended November 30, 2014 and November 24, 2013 were $51,000 and $47,000, respectively. Amortization of loan origination fees for Apio recorded to interest expense for the six months ended November 30, 2014 and November 24, 2013 were $97,000 and $94,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.8 million at November 30, 2014) and with no unused fee (at November 30, 2014 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in May 2016 due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of November 30, 2014 and May 25, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $73,000 and $98,000 at November 30, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended November 30, 2014 and November 24, 2013 was $13,000. Amortization of loan origination fees recorded to interest expense for both the six months ended November 30, 2014 and November 24, 2013 was $26,000.

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

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”) which were assumed by Landec in the acquisition of Lifecore. The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota. In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75% on the outstanding principal balance. The maturities on the IRBs are held in a sinking fund account, recorded in other assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

8.	Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of November 30, 2014 and May 25, 2014 was $9,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

9.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended November 30, 2014 and November 24, 2013, the Company recognized revenues of $161,000 and $16,000, respectively. During the six months ended November 30, 2014 and November 24, 2013, the Company recognized revenues of $195,000 and $21,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $162,000 and $304,000 are included in accounts receivable, related party, in the accompanying Consolidated Balance Sheets as of November 30, 2014 and May 25, 2014, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended November 30, 2014 and November 24, 2013, the Company recognized cost of product sales of $297,000 and $431,000, respectively. During the six months ended November 30, 2014 and November 24, 2013, the Company recognized cost of product sales of $708,000 and $812,000, respectively. These amounts have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of $332,000 and $134,000 are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of November 30, 2014 and May 25, 2014, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Stockholders’ Equity

During the three months ended November 30, 2014, the Company did not grant any equity awards. During the six months ended November 30, 2014, the Company granted options to purchase 30,000 shares of common stock and awarded 43,752 restricted stock units.

As of November 30, 2014 the Company has reserved 3.1 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three and six months ended November 30, 2014, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

Common Stock Shares
Balance at May 25, 2014	26,815,253
Stock options exercised, net of shares tendered	31,235
Vested restricted stock units, net of shares tendered	29,496
Balance at November 30, 2014	26,875,984

Common Stock
Balance at May 25, 2014	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at November 30, 2014	$27

Additional Paid-in Capital
Balance at May 25, 2014	$131,488
Stock options exercised, net of shares tendered	100
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and restricted stock units	(12)
Stock-based compensation expense	748
Tax benefit from stock based compensation	36
Balance at November 30, 2014	$132,360

Retained Earnings
Balance at May 25, 2014	$71,554
Net income	5,576
Balance at November 30, 2014	$77,130

Non-controlling Interest
Balance at May 25, 2014	$1,692
Non-controlling interest in net income	95
Distributions to non-controlling interest	(196)
Balance at November 30, 2014	$1,591

11.	Business Segment Reporting

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

The Company’s international sales were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 30,	November 24,	November 30,	November 24,
	2014	2013	2014	2013
Canada	$17.5	$10.2	$35.2	$19.6
Taiwan	$9.4	$12.6	$25.6	$24.6
China	$2.9	$3.7	$7.3	$5.3
Indonesia	$4.9	$2.4	$6.5	$4.9
Japan	$2.3	$2.1	$5.1	$5.3
Belgium	$—	$0.8	$—	$2.0
All Other Countries	$4.6	$4.9	$8.3	$10.2

Operations by segment consisted of the following (in thousands):

Three Months Ended Nov. 30, 2014	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$102,079	$22,106	$8,318	$162	$132,665
International sales	$17,760	$22,106	$1,734	$—	$41,600
Gross profit	$11,151	$1,550	$2,804	$161	$15,666
Net income (loss)	$3,644	$582	$(12)	$(991)	$3,223
Depreciation and amortization	$1,237	$1	$561	$31	$1,830
Dividend income	$321	$—	$—	$—	$321
Interest income	$15	$—	$67	$9	$91
Interest expense	$425	$—	$47	$—	$472
Income tax expense	$440	$95	$(2)	$1,252	$1,785

Three Months Ended Nov. 24, 2013
Net sales	$88,090	$23,031	$8,777	$128	$120,026
International sales	$10,345	$22,940	$3,366	$—	$36,651
Gross profit	$8,220	$1,820	$3,625	$69	$13,734
Net income (loss)	$2,005	$727	$611	$108	$3,451
Depreciation and amortization	$1,304	$1	$604	$36	$1,945
Dividend income	$281	$—	$—	$—	$281
Interest income	$2	$—	$44	$—	$46
Interest expense	$356	$—	$80	$—	$436
Income tax expense	$1,461	$205	$172	$36	$1,874

Six Months Ended Nov. 30, 2014
Net sales	$202,185	$48,703	$15,129	$262	$266,279
International sales	$35,911	$48,693	$3,368	$—	$87,972
Gross profit	$23,005	$2,736	$3,852	$261	$29,854
Net income (loss)	$7,290	$853	$(1,554)	$(1,013)	$5,576
Depreciation and amortization	$2,247	$2	$1,032	$62	$3,343
Dividend income	$602	$—	$—	$—	$602
Interest income	$26	$—	$138	$20	$184
Interest expense	$763	$—	$92	$—	$855
Income tax expense	$1,310	$139	$(253)	$1,890	$3,086

Six Months Ended Nov. 24, 2013
Net sales	$167,526	$44,430	$17,363	$186	$229,505
International sales	$19,823	$44,329	$7,743	$—	$71,895
Gross profit	$17,101	$3,025	$6,013	$127	$26,266
Net income (loss)	$9,271	$1,003	$235	$(2,306)	$8,203
Depreciation and amortization	$2,526	$2	$1,188	$71	$3,787
Dividend income	$563	$—	$—	$—	$563
Interest income	$5	$—	$100	$—	$105
Interest expense	$732	$—	$135	$—	$867
Income tax expense	$1,966	$283	$66	$2,034	$4,349

During the six months ended November 30, 2014 and November 24, 2013, sales to the Company’s top five customers accounted for 44% and 43%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Food Products Technology segment accounted for 20% and 11% of revenues, respectively, for the six months ended November 30, 2014 and 20% and 11% of revenues, respectively, for the six months ended November 24, 2013. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Apio, Landec’s wholly-owned subsidiary, operates the Company’s Food Products Technology business, which combines its proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® and GreenLine® brands. In Apio’s value-added operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). The Export business purchases and sells whole fruit and vegetable products predominantly to Asian markets.

Lifecore, Landec’s wholly-owned subsidiary, operates the Company’s HA-based Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals including humans. Lifecore’s products are sold worldwide for use primarily in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMO validated manufacturing facility for supplying commercial, clinical and pre-clinical products. Lifecore also supplies limited quantities of HA, and raw materials to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA, and uses its aseptic filling capabilities to provide private-labeled HA finished goods to its customers. Furthermore, Lifecore manufactures and sells it own HA-based finished goods in several foreign markets. Lifecore is known as a premium supplier of HA with expertise in formulation and filling of difficult to handle products. Its name recognition allows Lifecore to attract new customers and sell new products and offer its services with a minimal marketing and sales infrastructure.

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

The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of well over $1 million as of November 2014. Additionally, we have launched several other superfood salad kits including Ginger Bok Choy, Wild Greens & Quinoa, Roasted Yam Salad, Beets & Greens Salad, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process.

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

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 Senior A preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% interest in Windset. The non-voting Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common, Senior A preferred shares and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares and at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

•     Expand medical applications for HA. Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, device coatings and through pharmaceutical sales to academic and corporate research customers. As part of this effort, Lifecore continues to explore applications for its Corgel® Biohydrogel technology licensed from the Cleveland Clinic Foundation. Further applications may involve expanding process development activity and/or additional licensing of technology.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/30/14	Three months ended 11/24/13	Change	Six months ended 11/30/14	Six months ended 11/24/13	Change
Food Products Technology	$102,079	$88,090	16%	$202,185	$167,526	21%
Food Export	22,106	23,031	(4%)	48,703	44,430	10%
Total Apio	124,185	111,121	12%	250,888	211,956	18%
HA-based Biomaterials	8,318	8,777	(5%)	15,129	17,363	(13%)
Corporate	162	128	27%	262	186	41%
Total Revenues	$132,665	$120,026	11%	$266,279	$229,505	16%

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

The increase in Apio’s Food Products Technology revenues for the three and six months ended November 30, 2014 compared to the same periods of last year was primarily due to a 13% and 20%, respectively, increase in unit volume sales resulting primarily from new value-added products, coupled with new product introductions which typically have a higher price per unit than historical offerings. In addition, the first six months of fiscal year 2015 included and extra week compared to the same period last year as a result of the timing of the Company’s 2015 fiscal year end.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the three months ended November 30, 2014 compared to the same period last year was due to an 8% decrease in unit volume sales due to lower availability of produce to export partially offset by a favorable product mix to higher priced export products.

The increase in revenues in Apio’s Food Export business for the six months ended November 30, 2014 compared to the same period last year was due to a very favorable product mix to higher priced export products, primarily during the first four months of fiscal 2015.

HA-based Biomaterials (Lifecore)

Lifecore’s HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2014, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2014, and (3) Veterinary/Other.

The decrease in Lifecore’s revenues for the three months ended November 30, 2014 compared to the same period last year was due to a 73% decrease in business development revenues due to the delay in the timing of certain development activities, partially offset by increased aseptic filling and fermentation revenues.

The decrease in Lifecore’s revenues for the six months ended November 30, 2014 compared to the same periods last year was due to a 30% decrease in revenues in Lifecore’s fermentation business for Ophthalmic products as a result of lower shipments to a major customer that has informed the Company it will be reducing its overall orders during fiscal year 2015 by approximately 50% compared to fiscal year 2014 as it aligns its inventory levels with newly stated corporate guidelines and a 52% decrease in business development revenues due to the delay in the timing of certain development activities. These decreases were partially offset by increased aseptic filling revenues.

Corporate

Corporate revenues are generated from the licensing agreements primarily with Air Products, Nitta and INCOTEC.

The increase in Corporate revenues for the three and six months ended November 30, 2014 compared to the same periods of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 11/30/14	Three months ended 11/24/13	Change	Six months ended 11/30/14	Six months ended 11/24/13	Change
Food Products Technology	$11,151	$8,220	36%	$23,005	$17,101	35%
Food Export	1,550	1,820	(15%)	2,736	3,025	(10%)
Total Apio	12,701	10,040	27%	25,741	20,126	28%
HA-based Biomaterials	2,804	3,625	(23%)	3,852	6,013	(36%)
Corporate	161	69	133%	261	127	106%
Total Gross Profit	$15,666	$13,734	14%	$29,854	$26,266	14%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 30, 2014 compared to the same periods last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for Apio’s Food Products Technology business for the three and six months ended November 30, 2014 compared to the same periods last year was primarily due to the gross profit generated from the 16% and 21%, respectively, increase in revenues and from a favorable product mix change to a greater percentage of revenues coming from higher margin new products versus the lower margin core packaged vegetable products. In addition, during the same periods last year Apio’s Food Products Technology business experienced higher than expected raw produce sourcing cost due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California during the first six months of last year.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-10% range. The decrease in gross profit for Apio’s export business during the three and six months ended November 30, 2014 compared to the same periods last year was due to much higher costs to source the higher priced export produce resulting in a lower gross profit as a percent of sales. The gross profit as a percent of sales during the three months ended November 30, 2014 was 7.0% compared to a gross margin of 7.9% during the same period last year. The gross profit as a percent of sales during the six months ended November 30, 2014 was 5.6% compared to a gross margin of 6.8% during the same period last year.

HA-based Biomaterials (Lifecore)

The decrease in gross profit during the three and six months ended November 30, 2014 compared to the same periods last year was due to the 5% and 13%, respectively, decrease in revenues and from an unfavorable product mix change to a higher percentage of sales being from the lower margin aseptically filled products compared to the higher margin fermentation products and business development revenues in the prior year.

Corporate

The increase in Corporate gross profit for the three and six months ended November 30, 2014 compared to the same period of the prior year was not significant.

Operating Expenses (in thousands):

	Three months ended 11/30/14	Three months ended 11/24/13	Change	Six months ended 11/30/14	Six months ended 11/24/13	Change
Research and Development:
Apio	$187	$336	(44%)	$354	$611	(42%)
Lifecore	1,277	1,265	1%	2,533	2,570	(1%)
Corporate	361	318	14%	733	664	10%
Total R&D	$1,825	$1,919	(5%)	$3,620	$3,845	(6%)

Selling, General and Administrative and other:
Apio	$6,884	$5,811	18%	$13,054	$11,064	18%
Lifecore	1,005	1,068	(6%)	2,058	2,163	(5%)
Corporate	2,060	1,760	17%	3,696	4,042	(9%)
Total S,G&A	$9,949	$8,639	15%	$18,808	$17,269	9%

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

The decrease in R&D expenses for the three and six months ended November 30, 2014 compared to the same periods last year was primarily due to a decrease in Apio R&D as products move from the development stage to commercialization.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for both the three and six months ended November 30, 2014 compared to the same period last year was primarily due to a 21% increase in sales and marketing expenses at Apio primarily to promote our new vegetable salads and stir fry products.

Other (in thousands):

	Three months ended 11/30/14	Three months ended 11/24/13	Change	Six months ended 11/30/14	Six months ended 11/24/13	Change
Dividend Income	$321	$281	14%	$602	$563	7%
Interest Income	$91	$46	98%	$184	$105	75%
Interest Expense	$(472)	$(436)	8%	$(855)	$(867)	(1%)
Other Income	$1,200	$2,300	(48%)	$1,400	$7,700	(82%)
Income Taxes	$(1,785)	$(1,874)	(5%)	$(3,086)	$(4,349)	(29%)
Non controlling Int.	$(24)	$(42)	(43%)	$(95)	$(101)	(6%)

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for the three and six months ended November 30, 2014 compared to the same periods last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The increase in interest income for the three and six months ended November 30, 2014 compared to the same periods last year was not significant.

Interest Expense

The changes in interest expense for the three and six months ended November 30, 2014 compared to the same periods last year were not significant.

Other Income (Expense)

The decrease in other income for the three and six months ended November 30, 2014 is due to the increase in the fair value of our Windset investment being lower in the three and six months ended November 30, 2014 compared to the same periods last year.

Income Taxes

The decrease in the income tax expense for the three and six months ended November 30, 2014 is due to a 6% and 31% decrease, respectively, in net income before taxes compared to the same periods last year. This decrease was partially offset by a higher effective tax rate for both the three and six months ended November 30, 2014 of 36% compared to 35% and 34%, respectively, for the same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non-controlling interest for the three and six months ended November 30, 2014 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 30, 2014, the Company had cash and cash equivalents of $5.0 million, a net decrease of $9.2 million from $14.2 million at May 25, 2014.

Cash Flow from Operating Activities

Landec generated $3.4 million of cash from operating activities during the six months ended November 30, 2014, compared to $4.3 million for the six months ended November 24, 2013. The primary sources of cash from operating activities during the six months ended November 30, 2014 were from (1) generating $5.7 million of net income, (2) $4.1 million of depreciation/amortization and stock based compensation expenses, (3) a $1.4 million net increase in deferred tax liabilities, and (4) a net increase of $6.4 million in working capital. The primary factors which increased working capital during the first six months of fiscal year 2014 were (1) a $7.6 million increase in accounts receivable primarily at Apio due to increased revenues, (2) a $5.7 million increase in inventory primarily at Apio due to increased revenues and the seasonal calendar year end build up, (3) a net increase of $2.1 million in notes and advances receivable due to advances to growers for the upcoming winter crops and (4) a $1.0 million decrease in deferred revenues at Lifecore due to shipments during the quarter. These decreases were partially offset by a $7.2 million increase in accounts payable resulting primarily from the timing of payments and increases in expenses, primarily at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 30, 2014 was $25.1 million compared to $6.1 million for the same period last year. The primary uses of cash in investing activities during the first six months of fiscal year 2015 were for the purchase of $7.1 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses, and the purchase of additional Windset shares of common stock and preferred stock for $18.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 30, 2014 was $12.5 million compared to $6.1 million used in financing activities for the same period last year. The net cash provided by financing activities during the first six months of fiscal year 2015 was primarily due to $11.2 million of proceeds from long-term debt and $5.0 million of net borrowings under Apio’s line of credit. These sources from financing activities were partially offset by $3.3 million of payments on the Company’s long-term debt.

Capital Expenditures

During the six months ended November 30, 2014, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $7.1 million of capital expenditures.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore. The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on Lifecore’s facility in Chaska, Minnesota. In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75% on the outstanding principal balance.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $31.1 million at November 30, 2014). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 30, 2014 and May 25, 2014, $5.0 million and zero were outstanding under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under this new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%.

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of November 30, 2014 and May 25, 2014. Unamortized loan origination fees for the GE Debt Agreements were $1.2 million and $1.0 million at November 30, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.8 million at November 30, 2014) and with no unused fee (as of November 30, 2014 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of November 30, 2014 and May 25, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $73,000 and $98,000 at November 30, 2014 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of November 30, 2014 and May 25, 2014 was $9,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 30, 2014.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit
Number	Exhibit Title:

10.44

Senior B Preferred Share Purchase Agreement dated October 29. 2014 among Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2014.

10.45

Second Amendment to Loan Agreement dated as of November 24, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

10.46

Promissory Note dated as of November 24, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

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

Date:     January 8, 2015