Form 10-Q
period 2015-03-01
LANDEC CORP \CA\
filed 2015-04-02
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 1, 2015, or

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

Yes                   No   X

As of March 26, 2015, there were 26,947,394 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended March 1, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	March 1, 2015	May 25, 2014
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$15,695	$14,243
Accounts receivable, less allowance for doubtful accounts of $418 and $516 at March 1, 2015 and May 25, 2014, respectively	45,275	44,421
Accounts receivable, related party	35	304
Income taxes receivable	1,211	2,000
Inventories, net	24,662	24,735
Deferred taxes	1,987	2,056
Prepaid expenses and other current assets	3,626	3,170
Total Current Assets	92,491	90,929

Investment in non-public company, non-fair value	—	793
Investment in non-public company, fair value	61,100	39,600
Property and equipment, net	78,960	74,140
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	8,056	8,720
Other assets	1,648	1,393
Total Assets	$340,303	$313,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,166	$31,981
Accounts payable, related party	146	134
Accrued compensation	4,744	4,096
Other accrued liabilities	4,791	4,871
Deferred revenue	1,102	1,254
Lines of credit	9,300	—
Current portion of long-term debt	7,591	6,055
Total Current Liabilities	55,840	48,391

Long-term debt, less current portion	32,901	28,317
Deferred taxes	34,377	30,133
Other non-current liabilities	1,686	2,021
Total Liabilities	124,804	108,862

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,898,178 and 26,815,253 shares issued and outstanding at March 1, 2015 and May 25, 2014, respectively	27	27
Additional paid-in capital	132,948	131,488
Retained earnings	80,902	71,554
Total Stockholders’ Equity	213,877	203,069
Non-controlling interest	1,622	1,692
Total Equity	215,499	204,761
Total Liabilities and Stockholders’ Equity	$340,303	$313,623

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 1, 2015	February 23, 2014	March 1, 2015	February 23, 2014
Product sales	$138,530	$126,379	$404,809	$355,884

Cost of product sales	121,645	106,224	358,071	309,463

Gross profit	16,885	20,155	46,738	46,421

Operating costs and expenses:
Research and development	1,755	1,723	5,375	5,568
Selling, general and administrative	10,298	8,700	29,106	25,969
Total operating costs and expenses	12,053	10,423	34,481	31,537

Operating income	4,832	9,732	12,257	14,884

Dividend income	413	281	1,015	844
Interest income	85	78	269	183
Interest expense	(510)	(390)	(1,365)	(1,257)
Other income	1,307	400	2,707	8,100
Net income before taxes	6,127	10,101	14,883	22,754
Income tax expense	(2,324)	(3,679)	(5,409)	(8,028)
Consolidated net income	3,803	6,422	9,474	14,726
Non-controlling interest	(31)	(22)	(126)	(123)
Net income and comprehensive income applicable to common stockholders	$3,772	$6,400	$9,348	$14,603

Basic net income per share	$0.14	$0.24	$0.35	$0.55
Diluted net income per share	$0.14	$0.24	$0.34	$0.54

Shares used in per share computation
Basic	26,886	26,697	26,863	26,574
Diluted	27,363	27,124	27,314	27,093

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	March 1, 2015	February 23, 2014
Cash flows from operating activities:
Consolidated net income	$9,474	$14,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,177	5,364
Stock-based compensation expense	1,139	992
Tax benefit from stock-based compensation expense	(277)	(1,909)
Impairment of non-public company, non-fair value investment	793	—
Net (gain) loss on disposal of property and equipment	(53)	330
Deferred taxes	4,313	5,286
Change in investment in non-public company, fair value	(3,500)	(8,100)
Changes in current assets and current liabilities:
Accounts receivable, net	(854)	(4,969)
Accounts receivable, related party	269	482
Income taxes receivable	1,000	2,798
Inventories, net	73	(1,555)
Issuance of notes and advances receivable	(4,742)	—
Collection of notes and advances receivable	4,727	—
Prepaid expenses and other current assets	(441)	(203)
Accounts payable	(3,815)	(1,845)
Accounts payable, related party	12	(677)
Accrued compensation	648	147
Other accrued liabilities	(415)	2,541
Deferred revenue	(152)	426
Net cash provided by operating activities	13,376	13,834

Cash flows from investing activities:
Purchases of property and equipment	(10,202)	(10,192)
Investment in non-public company, fair value	(18,000)	—
Purchase of marketable securities	—	(1,417)
Proceeds from maturities of marketable securities	—	2,962
Proceeds from sale of fixed assets	922	—
Net cash used in investing activities	(27,280)	(8,647)

Cash flows from financing activities:
Proceeds from sale of common stock	122	2,147
Taxes paid by Company for stock swaps and RSUs	(12)	(1,252)
Tax benefit from stock-based compensation expense	277	1,909
Proceeds from long-term debt	11,194	—
Payments on long-term debt	(5,074)	(4,525)
Proceeds from lines of credit	30,417	3,500
Payments on lines of credit	(21,117)	(7,500)
Change in other assets	(255)	29
Payments to minority interest holders	(196)	(226)
Net cash provided by (used in) financing activities	15,356	(5,918)
Net decrease in cash and cash equivalents	1,452	(731)
Cash and cash equivalents at beginning of period	14,243	13,718
Cash and cash equivalents at end of period	$15,695	$12,987

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and tradenames, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at March 1, 2015 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 25, 2014.

The results of operations for the nine months ended March 1, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s Food Export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations. In addition, the first quarter of fiscal year 2015 was a 14-week quarter which occurs once every six years compared to the standard 13-week quarter.

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

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consisted of money market funds of $1.5 million at both March 1, 2015 and May 25, 2014. The market value of cash equivalents approximates their historical cost given their short-term nature.

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair values of the Company’s financial instruments are not materially different from their recorded amounts as of March 1, 2015 and May 25, 2014.

Investments in Non-Public Companies

The Company’s investment in Aesthetic Sciences Corporation (“Aesthetic Sciences”), which had been reported as an investment in non-public company, non-fair value, in the accompanying Consolidated Balance Sheets, was carried at cost and adjusted for prior impairment losses. Based on recently received financial information from the acquirer of Aesthetic Sciences’ Smartfill™ Injector System (see Note 2), the Company determined during the three months ended March 1, 2015 that its investment was other than temporarily impaired and therefore, wrote off its remaining investment of $793,000 as of March 1, 2015.

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of March 1, 2015 and May 25, 2014. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years and trademarks, tradenames and goodwill with indefinite lives.

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

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of March 1, 2015 and May 25, 2014. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Long-Term Incentive Plan

On July 25, 2013, the Landec Long-Term Incentive Plan (“LTIP”) was established which allows certain executives to earn a performance-based bonus that is based upon a cumulative operating income target for fiscal years 2014, 2015, and 2016. The LTIP was designed to align the interests of management with the long-term financial success of the Company. If the three-year cumulative operating income target had been met, approximately $2.0 million in bonuses would have been paid. Through fiscal year 2014, the Company was recording the estimated plan bonus on a straight-line basis over the 36-month LTIP period. As of August 31, 2014, the Company determined it was unlikely the three-year cumulative operating income target would be attained and therefore all LTIP bonus accruals were reversed at that date. The reversal resulted in a $677,000 reduction in selling, general, and administrative expenses during the nine months ended March 1, 2015 in the accompanying Consolidated Statements of Comprehensive Income. The long-term incentive bonuses accrued under this plan of zero and $677,000 are included in other non-current liabilities in the accompanying Consolidated Balance Sheets as of March 1, 2015 and May 25, 2014, respectively.

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

As of March 1, 2015, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including an interest rate swap and a minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the nine months ended March 1, 2015 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At March 1, 2015			At May 25, 2014
Revenue growth rates		4%			4%
Expense growth rates		4%			4%
Income tax rates		15%			15%
Discount rates	15%	to	21%	16%	to	22%

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

Impact on value of Windset investment as of March 1, 2015
10% increase in revenue growth rates	$2,100
10% increase in expense growth rates	$(1,800)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(1,700)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of March 1, 2015 and May 25, 2014 (in thousands):

	Fair Value at March 1, 2015			Fair Value at May 25, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment in private company	-	-	61,100	-	-	39,600
Total	$-	$-	$61,100	$-	$-	$39,600

Liabilities:
Interest rate swap	-	2	-	-	44	-
Total	$-	$2	$-	$-	$44	$-

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

Lifecore’s business development revenues, a portion of which are included in all three medical areas, are related to contract research and development (R&D) services and multi-element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended March 1, 2015	Three months ended February 23, 2014	Nine months ended March 1, 2015	Nine months ended February 23, 2014
Recorded upon shipment	$128,502	$112,902	$344,506	$295,314
Recorded upon acceptance in foreign port	8,086	10,677	56,779	55,006
Revenue from license fees, R&D contracts and royalties/profit sharing	153	447	788	648
Revenue from multiple element arrangements	1,789	2,353	2,736	4,916
Total	$138,530	$126,379	$404,809	$355,884

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

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license. Aesthetic Sciences sold the rights to its Smartfil Injector System on July 16, 2010. The royalty period from the sale of the Smartfil Injector System began November 1, 2014 and as a result the Company obtained for the first time during the third quarter of fiscal year 2015 financial information for the products for which a royalty is due Aesthetic Sciences. Based on the review of this historical financial information and discussions with the acquirer, the Company concluded that its investment in Aesthetic Sciences was other than temporarily impaired, and therefore wrote off its remaining $793,000 investment in Aesthetic Sciences as of March 1, 2015 and is included in other income in the Consolidated Statements of Comprehensive Income.

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

During the three months ended March 1, 2015 and February 23, 2014, the Company recorded $413,000 and $281,000, respectively, in dividend income. During the nine months ended, March 1, 2015 and February 23, 2014, the Company recorded $1.0 million and $844,000, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended March 1, 2015 and February 23, 2014 was $2.1 million and $400,000, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The change in the fair market value of the Company’s investment in Windset for the nine months ended March 1, 2015 and February 23, 2014 was $3.5 million and $8.1 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of March 1, 2015, two products have been added to the agreement.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended March 1, 2015	Three Months Ended February 23, 2014	Nine Months Ended March 1, 2015	Nine Months Ended February 23, 2014
Options	$139,000	$131,000	$394,000	$416,000
RSUs	252,000	222,000	745,000	576,000
Total stock-based compensation	$391,000	$353,000	$1,139,000	$992,000

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended March 1, 2015	Three Months Ended February 23, 2014	Nine Months Ended March 1, 2015	Nine Months Ended February 23, 2014
Research and development	$8,000	$14,000	$28,000	$28,000
Sales, general and administrative	383,000	339,000	1,111,000	964,000
Total stock-based compensation	$391,000	$353,000	$1,139,000	$992,000

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

As of March 1, 2015, there was $2.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.8 years for stock options and 1.7 years for RSUs.

4.	Diluted Net Income Per Share

The following table calculates diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 1, 2015	Three Months Ended February 23, 2014	Nine Months Ended March 1, 2015	Nine Months Ended February 23, 2014
Numerator:
Net income applicable to Common Stockholders	$3,772	$6,400	$9,348	$14,603

Denominator:
Weighted average shares for basic net income per share	26,886	26,697	26,863	26,574
Effect of dilutive securities:
Stock options and restricted stock units	477	427	451	519
Weighted average shares for diluted net income per share	27,363	27,124	27,314	27,093

Diluted net income per share	$0.14	$0.24	$0.34	$0.54

For the three months ended March 1, 2015 and February 23, 2014, the computation of the diluted net income per share excludes the impact of options to purchase 390,657 shares and 342,500 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the nine months ended March 1, 2015 and February 23, 2014, the computation of the diluted net income per share excludes the impact of options to purchase 349,076 shares and 332,037 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three and nine months ended March 1, 2015 was $2.3 million and $5.4 million, respectively. The effective tax rate for the nine months ended March 1, 2015 was 36%, compared to 35% for the first nine months of fiscal year 2014. The effective tax rate for the nine months ended March 1, 2015 was higher than the statutory federal income tax rate of 35% primarily due to several factors, including state taxes, valuation allowance on the impairment of the investment in Aesthetic Sciences Corporation, and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and state and federal research and development credits.

As of both March 1, 2015 and May 25, 2014, the Company had unrecognized tax benefits of approximately $1.0 million.  Included in the balance of unrecognized tax benefits as of March 1, 2015 and May 25, 2014 is approximately $800,000 and $807,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of March 1, 2015 and May 25, 2014.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	March 1, 2015	May 25, 2014
Finished goods	$10,173	$11,111
Raw materials	11,090	10,376
Work in progress	3,399	3,248
Total	$24,662	$24,735

7.	Debt

Long-term debt consists of the following (in thousands):

	March 1, 2015	May 25, 2014
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$15,417	$16,137
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	8,145	9,430
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through September 1, 2019 with interest based on a fixed rate of 3.68% per annum	6,702	—
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	4,038	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	3,750	6,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.22% and 0.28% at March 1, 2015 and May 25, 2014, respectively)	2,440	2,805
Total	40,492	34,372
Less current portion	(7,591)	(6,055)
Long-term portion	$32,901	$28,317

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $18.8 million at March 1, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At March 1, 2015 and May 25, 2014, $9.3 million and zero were outstanding under Apio’s revolving line of credit.

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

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of March 1, 2015 and May 25, 2014.

During the nine months ended March 1, 2015, Apio capitalized $318,000 of loan origination fees from the revolving line of credit amendment and from the new equipment loan with GE Capital. These fees are being amortized over a five year period. Unamortized loan origination fees associated with all of the GE Capital debt agreements were $1.1 million and $1.0 million at March 1, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

Amortization of loan origination fees for Apio recorded to interest expense for the three months ended March 1, 2015 and February 23, 2014 were $54,000 and $47,000, respectively. Amortization of loan origination fees for Apio recorded to interest expense for the nine months ended March 1, 2015 and February 23, 2014 were $151,000 and $140,000, respectively.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris and/or its affiliates, collectively (the “Lifecore Loan Agreements”):

1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a one-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.3 million at March 1, 2015) and with no unused fee (at March 1, 2015 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in May 2016 due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRB described below.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of March 1, 2015 and May 25, 2014.

Unamortized loan origination fees for the Lifecore Loan Agreements were $61,000 and $98,000 at March 1, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees recorded to interest expense for both the three months ended March 1, 2015 and February 23, 2014 was $13,000. Amortization of loan origination fees recorded to interest expense for both the nine months ended March 1, 2015 and February 23, 2014 was $38,000.

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

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of March 1, 2015 and May 25, 2014 was $2,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

9.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended March 1, 2015 and February 23, 2014, the Company recognized revenues of $35,000 and $50,000, respectively. During the nine months ended March 1, 2015 and February 23, 2014, the Company recognized revenues of $230,000 and $81,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $35,000 and $304,000 are included in accounts receivable, related party, in the accompanying Consolidated Balance Sheets as of March 1, 2015 and May 25, 2014, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended March 1, 2015 and February 23, 2014, the Company recognized cost of product sales of $617,000 and $405,000, respectively. During the nine months ended March 1, 2015 and February 23, 2014, the Company recognized cost of product sales of $1.3 million and $1.2 million, respectively. These amounts have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of $146,000 and $134,000 are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of March 1, 2015 and May 25, 2014, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

10.	Stockholders’ Equity

During the three months ended March 1, 2015, the Company granted options to purchase 90,000 shares of common stock and awarded 30,000 restricted stock units. During the nine months ended March 1, 2015, the Company granted options to purchase 120,000 shares of common stock and awarded 73,752 restricted stock units.

As of March 1, 2015 the Company has reserved 3.0 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three and nine months ended March 1, 2015, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

Common Stock Shares
Balance at May 25, 2014	26,815,253
Stock options exercised, net of shares tendered	53,429
Vested restricted stock units, net of shares tendered	29,496
Balance at March 1, 2015	26,898,178

Common Stock
Balance at May 25, 2014	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at March 1, 2015	$27

Additional Paid-in Capital
Balance at May 25, 2014	$131,488
Stock options exercised, net of shares tendered	122
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and restricted stock units	(12)
Stock-based compensation expense	1,139
Tax benefit from stock based compensation	211
Balance at March 1, 2015	$132,948

Retained Earnings
Balance at May 25, 2014	$71,554
Net income	9,348
Balance at March 1, 2015	$80,902

Non-controlling Interest
Balance at May 25, 2014	$1,692
Non-controlling interest in net income	126
Distributions to non-controlling interest	(196)
Balance at March 1, 2015	$1,622

11.	Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

The Food Products Technology segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for retail grocery, club store and food services industries. In addition, the Food Products Technology segment sells BreatheWay packaging to partners for non-vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically. The HA-based Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, for medical use primarily in the Ophthalmic, Orthopedic and Veterinary markets. Corporate licenses Landec’s patented Intellicoat® seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. The Corporate segment also includes general and administrative expenses, non-Food Products Technology and non HA-based Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 1,	February 23,	March 1,	February 23,
	2015	2014	2015	2014
Canada	$21.6	$12.1	$56.8	$31.8
Taiwan	$2.2	$2.6	$27.8	$27.2
Indonesia	$1.6	$2.2	$8.1	$7.1
China	$0.4	$1.3	$7.7	$6.6
Japan	$1.1	$1.8	$6.2	$7.1
Belgium	$5.7	$11.1	$5.8	$13.1
All Other Countries	$5.3	$2.2	$13.5	$12.3

Operations by segment consisted of the following (in thousands):

Three Months Ended March 1, 2015	Food Products Technology	Food Export	HA-based Biomaterials	Corporate	TOTAL
Net sales	$115,392	$8,199	$14,799	$140	$138,530
International sales	$21,423	$8,086	$8,394	$—	$37,903
Gross profit	$9,735	$771	$6,258	$121	$16,885
Net income (loss)	$2,949	$(6)	$3,047	$(2,218)	$3,772
Depreciation and amortization	$1,232	$1	$568	$33	$1,834
Dividend income	$413	$—	$—	$—	$413
Interest income	$5	$—	$73	$7	$85
Interest expense	$467	$—	$43	$—	$510
Income tax expense	$323	$—	$496	$1,505	$2,324

Three Months Ended February 23, 2014
Net sales	$95,431	$10,676	$20,176	$96	$126,379
International sales	$12,013	$10,676	$10,613	$—	$33,302
Gross profit	$7,282	$990	$11,787	$96	$20,155
Net income (loss)	$131	$206	$7,192	$(1,129)	$6,400
Depreciation and amortization	$1,040	$1	$504	$32	$1,577
Dividend income	$281	$—	$—	$—	$281
Interest income	$3	$—	$74	$1	$78
Interest expense	$332	$—	$58	$—	$390
Income tax expense	$468	$58	$2,028	$1,125	$3,679

Nine Months Ended March 1, 2015
Net sales	$317,577	$56,902	$29,928	$402	$404,809
International sales	$57,334	$56,779	$11,762	$—	$125,875
Gross profit	$32,739	$3,507	$10,110	$382	$46,738
Net income (loss)	$10,239	$847	$1,493	$(3,231)	$9,348
Depreciation and amortization	$3,479	$3	$1,600	$95	$5,177
Dividend income	$1,015	$—	$—	$—	$1,015
Interest income	$31	$—	$211	$27	$269
Interest expense	$1,230	$—	$135	$—	$1,365
Income tax expense	$1,633	$139	$243	$3,394	$5,409

Nine Months Ended February 23, 2014
Net sales	$262,957	$55,106	$37,539	$282	$355,884
International sales	$31,836	$55,005	$18,356	$—	$105,197
Gross profit	$24,383	$4,015	$17,800	$223	$46,421
Net income (loss)	$9,402	$1,209	$7,427	$(3,435)	$14,603
Depreciation and amortization	$3,566	$3	$1,692	$103	$5,364
Dividend income	$844	$—	$—	$—	$844
Interest income	$8	$—	$174	$1	$183
Interest expense	$1,064	$—	$193	$—	$1,257
Income tax expense	$2,434	$341	$2,094	$3,159	$8,028

During the nine months ended March 1, 2015 and February 23, 2014, sales to the Company’s top five customers accounted for 45% and 43%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Food Products Technology segment accounted for 21% and 11% of revenues, respectively, for the nine months ended March 1, 2015 and 20% and 12% of revenues, respectively, for the nine months ended

February 23, 2014. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

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

Apio, Landec’s wholly-owned subsidiary, operates the Company’s Food Products Technology business, which combines its proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart and GreenLine brands. In Apio’s value-added operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers, peppers and tomatoes.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). The Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

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

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and Apio now processes non-green bean products in one of our East Coast processing facilities to meet the next-day delivery needs of customers.

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

The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of approximately $1.5 million as of

February 2015. Additionally, we have launched several other superfood salad kits including Ginger Bok Choy, Wild Greens & Quinoa, Roasted Yam Salad, Beets & Greens Salad, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in over 70% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands EatSmart and GreenLine. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and to Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company is engaged in the testing and development of other BreatheWay products. These packaging license relationships generate revenues either from product sales or royalties once commercialized.

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

Results of Operations

Revenues (in thousands):

	Three months ended 3/1/15	Three months ended 2/23/14	Change	Nine months ended 3/1/15	Nine months ended 2/23/14	Change
Food Products Technology	$115,392	$95,431	21%	$317,577	$262,957	21%
Food Export	8,199	10,676	(23%)	56,902	55,106	3%
Total Apio	123,591	106,107	16%	374,479	318,063	18%
HA-based Biomaterials	14,799	20,176	(27%)	29,928	37,539	(20%)
Corporate	140	96	46%	402	282	43%
Total Revenues	$138,530	$126,379	10%	$404,809	$355,884	14%

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

The increase in Apio’s Food Products Technology revenues for the three and nine months ended March 1, 2015 compared to the same periods of last year was primarily due to a 19% and 20%, respectively, increase in unit volume sales resulting primarily from new value-added products, coupled with new product introductions which typically have a higher price per unit than historical offerings. In addition, the first nine months of fiscal year 2015 included an extra week compared to the same period last year as a result of the timing of the Company’s 2015 fiscal year end.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the three months ended March 1, 2015 compared to the same period last year was due to a 16% decrease in unit volume sales due primarily to a West Coast longshoreman’s labor dispute which severely impacted exports to Asia and an unfavorable product mix to lower priced export products.

The increase in revenues in Apio’s Food Export business for the nine months ended March 1, 2015 compared to the same period last year was due to a favorable product mix to higher priced export products, primarily during the first four months of fiscal 2015.

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

The decrease in Lifecore's revenues for the three and nine months ended March 1, 2015 compared to the same periods last year was primarily due to a 44% and 40%, respectively, decrease in revenues in Lifecore's fermentation business for Ophthalmic products as a result of lower shipments to a major customer as it aligns its inventory levels with newly stated corporate guidelines and a 15% and 36%, respectively, decrease in business development revenues due to the delay in the timing of certain development activities.  These decreases were partially offset by increased aseptic filling revenues.

Corporate

Corporate revenues are generated from the licensing agreements primarily with Air Products, Nitta and INCOTEC.

The increase in Corporate revenues for the three and nine months ended March 1, 2015 compared to the same periods of the prior year was not significant.

Gross Profit (in thousands):

	Three months ended 3/1/15	Three months ended 2/23/14	Change	Nine months ended 3/1/15	Nine months ended 2/23/14	Change
Food Products Technology	$9,735	$7,282	34%	$32,739	$24,383	34%
Food Export	771	990	(22%)	3,507	4,015	(13%)
Total Apio	10,506	8,272	27%	36,246	28,398	28%
HA-based Biomaterials	6,258	11,787	(47%)	10,110	17,800	(43%)
Corporate	121	96	26%	382	223	71%
Total Gross Profit	$16,885	$20,155	(16%)	$46,738	$46,421	1%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, packaging and syringes), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and nine months ended March 1, 2015 compared to the same periods last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for Apio’s Food Products Technology business for both the three and nine months ended March 1, 2015 compared to the same periods last year was primarily due to the gross profit generated from the 21% increase in revenues and from a favorable product mix change to a greater percentage of revenues coming from higher margin new products versus the lower margin core packaged vegetable products. In addition, during the same periods last year Apio’s Food Products Technology business experienced higher than expected raw produce sourcing cost due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California during the first nine months of last year.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-10% range. The decrease in gross profit for Apio’s export business for the three months ended March 1, 2015 compared to the same period last year was due to the 23% decrease in revenues. The decrease in gross profit for Apio’s export business during the nine months ended March 1, 2015 compared to the same period last year was due to higher costs to source the higher priced export produce resulting in a lower gross profit as a percent of sales. The gross profit as a percent of sales during the nine months ended March 1, 2015 was 6.2% compared to a gross margin of 7.3% during the same period last year.

HA-based Biomaterials (Lifecore)

The decrease in gross profit during the three and nine months ended March 1, 2015 compared to the same periods last year was due to the 27% and 20%, respectively, decrease in revenues and from an unfavorable product mix change to a higher percentage of sales being from the lower margin aseptically filled products compared to the higher margin fermentation products and business development revenues in the prior year.

Corporate

The increase in Corporate gross profit for the three and nine months ended March 1, 2015 compared to the same period of the prior year was not significant.

Operating Expenses (in thousands):

	Three months ended 3/1/15	Three months ended 2/23/14	Change	Nine months ended 3/1/15	Nine months ended 2/23/14	Change
Research and Development:
Apio	$188	$264	(29%)	$542	$875	(38%)
Lifecore	1,235	1,132	9%	3,768	3,702	2%
Corporate	332	327	2%	1,065	991	7%
Total R&D	$1,755	$1,723	2%	$5,375	$5,568	(3%)

Selling, General and Administrative:
Apio	$7,116	$5,792	23%	$20,169	$16,856	20%
Lifecore	954	980	(3%)	3,013	3,143	(4%)
Corporate	2,228	1,928	16%	5,924	5,970	(1%)
Total S,G&A	$10,298	$8,700	18%	$29,106	$25,969	12%

Research and Development (R&D)

Landec’s research and development consisted primarily of product development and commercialization initiatives. Research and development efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the research and development efforts are focused on new products and applications for HA and non-HA based biomaterials. For Corporate, the research and development efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses.

The change in R&D expenses for the three and nine months ended March 1, 2015 compared to the same periods last year was primarily due to a decrease in Apio R&D as products move from the development stage to commercialization offset by slight increases in R&D at Lifecore and Corporate.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for both the three and nine months ended March 1, 2015 compared to the same period last year was primarily due to a 22% increase in sales and marketing expenses at Apio primarily to promote our new vegetable salads and stir fry products.

Other (in thousands):

	Three months ended 3/1/15	Three months ended 2/23/14	Change	Nine months ended 3/1/15	Nine months ended 2/23/14	Change
Dividend Income	$413	$281	47%	$1,015	$844	20%
Interest Income	$85	$78	9%	$269	$183	47%
Interest Expense	$(510)	$(390)	31%	$(1,365)	$(1,257)	9%
Other Income	$1,307	$400	227%	$2,707	$8,100	(67%)
Income Taxes	$(2,324)	$(3,679)	(37%)	$(5,409)	$(8,028)	(33%)
Non controlling Int.	$(31)	$(22)	41%	$(126)	$(123)	2%

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for the three and nine months ended March 1, 2015 compared to the same periods last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The increase in interest income for the three and nine months ended March 1, 2015 compared to the same periods last year was not significant.

Interest Expense

The increase in interest expense for the three and nine months ended March 1, 2015 compared to the same periods last year was due to a $6.1 million increase in long-term debt during the first nine months of fiscal 2015.

Other Income (Expense)

The changes in other income for the three and nine months ended March 1, 2015 were due to the change in the increase in the fair value of our Windset investment which was higher in the three months ended March 1, 2015 compared to the third quarter of last year and lower in the nine months ended March 1, 2015 compared to first nine of months of fiscal year 2014. In addition, other income for the three and nine months ended March 1, 2015 included a $793,000 expense for the write off of the Company’s investment in Aesthetic Sciences.

Income Taxes

The decrease in the income tax expense for the three and nine months ended March 1, 2015 is primarily due to a 39% and 35% decrease, respectively, in net income before taxes compared to the same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non-controlling interest for the three and nine months ended March 1, 2015 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of March 1, 2015, the Company had cash and cash equivalents of $15.7 million, a net increase of $1.5 million from $14.2 million at May 25, 2014.

Cash Flow from Operating Activities

Landec generated $13.4 million of cash from operating activities during the nine months ended March 1, 2015, compared to $13.8 million for the nine months ended February 23, 2014. The primary sources of cash from operating activities during the nine months ended March 1, 2015 were from (1) generating $9.5 million of net income, (2) $6.3 million of depreciation/amortization and stock based compensation expenses and (3) a $4.3 million net increase in deferred tax liabilities. These sources of cash were partially offset by the non-cash increase in the Company’s investment in Windset of $3.5 million and from a net increase of $3.7 million in working capital. The primary factor which increased working capital during the first nine months of fiscal year 2015 was a $3.8 million decrease in accounts payable. The decrease in accounts payable was primarily from a $3.7 million decrease in accounts payable at Apio due primarily to timing and that revenues in Apio’s export business were 44% lower during the third quarter of fiscal year 2015 compared to the fourth quarter of fiscal year 2014. In addition, the payable cycle for export is longer than the payable cycle from the rest of Apio’s businesses.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended March 1, 2015 was $27.3 million compared to $8.6 million for the same period last year. The primary uses of cash in investing activities during the first nine months of fiscal year 2015 were for the purchase of $10.2 million of equipment primarily to support the growth of the Apio value-added and Lifecore businesses and the purchase of additional Windset shares of common stock and preferred stock for $18.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 1, 2015 was $15.4 million compared to $5.9 million used in financing activities for the same period last year. The net cash provided by financing activities during the first nine months of fiscal year 2015 was primarily due to $11.2 million of proceeds from long-term debt and $9.3 million of net borrowings under Apio’s line of credit. These sources from financing activities were partially offset by $5.1 million of payments on the Company’s long-term debt.

Capital Expenditures

During the nine months ended March 1, 2015, Landec purchased equipment to support the growth of the Apio value-added and Lifecore businesses. These expenditures represented the majority of the $10.2 million of capital expenditures.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019 and the parties made certain other insignificant changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $18.8 million at March 1, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At March 1, 2015 and May 25, 2014, $9.3 million and zero were outstanding under Apio’s revolving line of credit.

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

The GE Capital real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Debt Agreements are guaranteed by Landec and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; and (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of March 1, 2015 and May 25, 2014. Unamortized loan origination fees for the GE Debt Agreements were $1.1 million and $1.0 million at March 1, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A Credit and Security Agreement (the “Credit Agreement”) which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.3 million at March 1, 2015) and with no unused fee (as of March 1, 2015 and May 25, 2014, no amounts were outstanding under the line of credit) and (b) a $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

The obligations of Lifecore under the Lifecore Loan Agreements are secured by liens on all of the property of Lifecore. The Lifecore Loan Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 and a minimum quick ratio of 1.25 to 1.00, both of which must be satisfied as of the end of each fiscal quarter and (b) a minimum tangible net worth of $29,000,000, measured as of the end of each fiscal year. Lifecore was in compliance with all financial covenants as of March 1, 2015 and May 25, 2014. Unamortized loan origination fees for the Lifecore Loan Agreements were $61,000 and $98,000 at March 1, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

The Term Loan was used to repay the Lifecore’s former credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Letter of Credit (which replaces a letter of credit previously provided by Wells Fargo) provides liquidity and credit support for the IRBs.

In May 2010, the Company entered into a five-year interest rate swap agreement under its prior credit agreement with Wells Fargo, which expires on April 30, 2015. The interest rate swap was originally designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of March 1, 2015 and May 25, 2014 was $2,000 and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item1.	Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings.

Item 1A.	Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 25, 2014 filed with the Securities and Exchange Commission on August 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on March 1, 2015.

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

Date:     April 2, 2015