Form 10-K
period 2015-05-31
LANDEC CORP \CA\
filed 2015-07-31
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015, or

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

Yes ___ No   X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $344,754,000 as of November 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 17, 2015, there were 27,009,342 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2015 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company is focused on health and wellness solutions and applications within the packaged food and biomaterial markets. In our Apio, Inc. (“Apio”) food business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s food and biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both core businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio and directly to large ophthalmic suppliers for Lifecore. Both core businesses also benefit from the momentum that underlies consumer interest in healthy living - eating better and staying active.

Within our two core businesses, Landec has three operating segments – Food Products Technology, Food Export and HA-based Biomaterials, each of which is described below. Financial information concerning each of these segments for fiscal years 2015, 2014 and 2013 is summarized in Note 11 to the Consolidated Financial Statements.

Apio operates our Food Products Technology business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® and GreenLine® brands and under private labels. In Apio’s value-added operations, produce is processed by trimming, washing, mixing, and packaging in bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and helps ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.

Apio also operates the Food Export business. The Food Export business purchases and sells whole fruit and vegetable products predominantly to Asian markets.

Lifecore operates our HA-based Biomaterials business and is principally involved in the manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company also specializes in aseptic filling services, as a contract development and manufacturing organization (CDMO), for difficult to handle (viscous) medicines filled in finished dose syringes.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

The Company has two proprietary polymer technology platforms: 1) Intelimer® materials, which are the key technology behind our BreatheWay membrane technology, and 2) hyaluronan biopolymers. The Company’s materials are generally proprietary as a result of being patented or due to being specially formulated for specific customers to meet specific commercial applications and/or specific regulatory requirements. The Company’s polymer technologies, its customer relationships and trade names and its strong channels of distribution, are the foundation and key differentiating advantages on which Landec has built its business.

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

Ability to Adjust Oxygen and Carbon Dioxide Ratios. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 to selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf life of packaged produce. Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability, resulting in sub-optimal package atmosphere conditions for many produce products.

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

A) Food Products Technology Business

The Food Products Technology business had revenues of $430 million for the fiscal year ended May 31, 2015, $361 million for the fiscal year ended May 25, 2014 and $320 million for the fiscal year ended May 26, 2013.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole value-added products typically packaged in our proprietary BreatheWay packaging. Apio’s fresh-cut value-added products business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators. During the fiscal year ended May 31, 2015, Apio shipped approximately 32 million cartons of produce to its customers throughout North America, primarily in the United States.

Most vegetable products packaged in our BreatheWay packaging have 17 to 20 days of shelf life. In addition to packaging innovation, Landec’s Apio food business develops innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, the Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of over $2 million as of May 2015. Additionally, we have launched several other superfood salad kits including Ginger Bok Choy, Wild Greens and Quinoa, Beets and Greens, Kale and Chard Stir Fry and Shanghai Stir Fry. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds (68.8%) of adults are considered to be overweight or obese and more than one-third (35.7%) of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes and in restaurants and that is where our superfood products can fit into consumers daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 70% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands EatSmart and GreenLine. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and to Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

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

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole value-added business. Apio’s value-added processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio now has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and Apio has begun processing non-green bean products in one of its East Coast processing facilities to meet the next-day delivery needs of customers.

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new value-added products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Apio has introduced nine new unique products.

Products Currently in Approximately 70% of U.S. Retail Grocery Stores: With the acquisition of GreenLine, Apio now has products in approximately 70% of all U.S. retail grocery stores. This gives Apio the opportunity to cross sell Eat Smart value-added products to GreenLine customers and GreenLine value-added products to Eat Smart customers.

Windset

The Company thinks that hydroponically grown produce using Windset’s (see Note 2 to the Consolidated Financial Statements for a description of the Company’s investment in Windset) know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export business, Cal-Ex. The Food Export business is a commission-based buy/sell business that typically realizes a gross margin in the 5-10% range.

The Food Export business had revenues of $68 million for the fiscal year ended May 31, 2015, $70 million for the fiscal year ended May 25, 2014 and $79 million for the fiscal year ended May 26, 2013.

Apio is strategically positioned with Cal-Ex to benefit from the growing population and wealth in Asia and other parts of the world over the next decade. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia. Other large export items include apples, grapes, stonefruit and citrus.

C) HA-based Biomaterials

Our HA-based Biomaterials business operates through our Lifecore subsidiary. Lifecore had revenues of $40 million for the fiscal year ended May 31, 2015, $46 million for the fiscal year ended May 25, 2014 and $41 million for the fiscal year ended May 26, 2013.

Lifecore operates our medical materials business and is principally involved in the manufacture of pharmaceutical-grade sodium hyaluronate products in the form of injectable products for ophthalmologic and orthopedic applications. There is now a greater percentage of Americans age 65 and older than at any other time in U.S. history and currently over 45 million Americans are 65 years of age or older and this trend is going to accelerate dramatically over the upcoming years. As our population ages, eye surgeries such as cataract surgeries, will increase and patients will increasingly seek joint therapy as cartilage and soft tissue deteriorates. HA injections are a primary course of treatment for such conditions and Lifecore has built a leadership position in the markets it serves. The World Health Organization estimates that by 2020, 32 million cataract operations will be performed worldwide, up from 12 million in 2000. Lifecore’s expertise includes its ability to ferment, separate, purify, and aseptically fill HA for injectable product use. In addition to ophthalmic and orthopedic uses, veterinary medicine is another application for Lifecore’s HA. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA and uses its aseptic filling capabilities to also deliver private-labeled HA finished products to its customers. Lifecore sells its products through partners in the U.S., Europe and South America. Lifecore has built its reputation as a premium supplier of HA.

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

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Apio has 42 sales and marketing employees, located in central California and throughout the U.S., supporting the Food Products Technology business and the Food Export business. During fiscal years 2015, 2014 and 2013, sales to the Company’s top five customers accounted for approximately 46%, 42% and 40%, respectively, of its revenues, with the top two customers, both from the Food Products Technology segment, Costco Wholesale Corporation (“Costco”) which accounted for approximately 21%, 21%, and 16%, respectively, and Wal-mart, Inc. (“Wal-mart”) which accounted for approximately 11%, 11%, and 13%, respectively, of the Company’s revenues. A loss of either of these customers would have a material adverse effect on the Company’s business.

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

Manufacturing and Processing

Food Products Technology Business

The manufacturing process for the Company's proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. A third party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging system. Select outside contractors currently manufacture the breathable membranes, and Apio performs the label package conversion in its various processing facilities.

Apio processes a large majority of its fresh-cut, value-added non-green bean products in its processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

Apio processes its fresh-cut, value-added green bean products in four processing plants located in Guadalupe, California; Bowling Green, Ohio; Hanover, Pennsylvania; and Vero Beach, Florida.

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

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013 were $7.0 million, $7.2 million and $9.3 million, respectively. Research and development expenditures funded by corporate or governmental partners were zero during fiscal years 2015 and 2014 and $688,000 during fiscal year 2013. The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 31, 2015, Landec had 64 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, and mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 48 U.S. patents issued of which 33 remain active as of May 31, 2015 with expiration dates ranging from 2015 to 2031. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages or will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

As of May 31, 2015, Landec had 550 full-time employees, of whom 442 were dedicated to research, development, manufacturing, quality control and regulatory affairs and 108 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees are represented by a union, and Landec considers its relationship with its employees to be good.

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

We Depend on Our Infrastructure to Have Sufficient Capacity to Handle Our On-Going Production Needs

We have an infrastructure that has sufficient capacity for our on-going production needs, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Apio can be affected by seasonal and weather factors which have impacted our financial results in the past due to shortages of essential value-added produce items. In addition, the quarterly fair market value change in our Windset investment can fluctuate substantially quarter to quarter. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetable and fruit markets. Other factors that affect our operations include:

our ability and our growers ability to obtain an adequate supply of labor,

our growers ability to obtain an adequate supply of water,

 the seasonality and availability of our supplies,

 our ability to process produce during critical harvest periods,

 the timing and effects of ripening,

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

We May Not Be Able to Achieve Acceptance of Our New Products in the Marketplace

Our success in generating significant sales of our products depends in part on our ability and that of our partners and licensees to achieve market acceptance of our new products and technology. The extent to which, and rate at which, we achieve market acceptance and penetration of our current and future products is a function of many variables including, but not limited to:

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

Any New Business Acquisition Will Involve Uncertainty Relating to Integration

We have acquired other businesses in the past and may make additional acquisitions in the future. The successful integration of new business acquisitions may require substantial effort from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

We May Be Unable to Adequately Protect Our Intellectual Property Rights or May Infringe Intellectual Property Rights of Others

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

Lifecore’s existing products and its products under development are considered to be medical devices and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety, efficacy and clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the Company’s clinical studies will show safety or effectiveness; that any of the Company’s products that require FDA clearance or approval will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

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

Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of our manufacturing processes. Our failure to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject us to substantial liability or could cause our manufacturing operations to be suspended and changes in environmental regulations may impose the need for additional capital equipment or other requirements.

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

Our Reputation and Business May Be Harmed if Our Computer Network Security or Any of the Databases Containing Our Trade Secrets, Proprietary Information or the Personal Information of Our Employees Are Compromised, Which Could Cause a Material Adverse Effect on Our Results of Operations.

Cyber attacks or security breaches could compromise our confidential business information, cause a disruption in the Company’s operations or harm our reputation. We maintain numerous information assets, including intellectual property, trade secrets and other sensitive information critical to the operation and success of our business on computer networks, and such information may be compromised in the event that the security of such networks is breached. We also maintain confidential information regarding our employees and job applicants, including personal identification information. The protection of employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us to secure computer networks utilized for our business, security could be compromised, confidential information, such as Company information assets and personally identifiable employee information, could be misappropriated or system disruptions could occur.

In addition, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect sensitive Company data being breached or compromised. Furthermore, actual or anticipated cyber attacks or data breaches may cause significant disruptions to our network operations, which may impact our ability to deliver shipments or respond to customer needs in a timely or efficient manner.

Data and security breaches could also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of confidential information related to our business or personal information of our employees. Any compromise or breach of our computer network security could result in a violation of applicable privacy and other laws, costly investigations and litigation and potential regulatory or other actions by governmental agencies. As a result of any of the foregoing, we could experience adverse publicity, the compromise of valuable information assets, loss of sales, the cost of remedial measures and/or significant expenditures to reimburse third parties for resulting damages, any of which could adversely impact our brand, our business and our results of operations.

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

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2015, approximately 30% of our total revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

regulatory approval process,

government controls,

export license requirements,

political instability,

price controls,

trade restrictions,

changes in tariffs, or

difficulties in staffing and managing international operations.

Foreign regulatory agencies have or may establish product standards different from those in the United States, and any inability on our part to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our international business, and our financial condition and results of operations. While our foreign sales are currently priced in dollars, fluctuations in currency exchange rates may reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. Regulatory, geopolitical and other factors may adversely impact our operations in the future or require us to modify our current business practices.

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2015, sales to our top five customers accounted for approximately 46% of our revenues, with our two largest customers from our Food Products Technology segment, Costco and Wal-mart accounting for approximately 21% and 11%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Expose Us to Product Liability Claims

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

Our Stock Price May Fluctuate in Response to Various Conditions, Many of Which Are Beyond Our Control

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

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

Fluctuations in our quarterly results may, particularly if unforeseen, cause us to miss projections which might result in analysts or investors changing their valuation of our stock.

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

We Are Dependent on Our Key Employees and if One or More of Them Were to Leave, We Could Experience Difficulties in Replacing Them, Efficiently or Effectively Transitioning Their Replacements and Our Operating Results Could Suffer

The success of our business depends to a significant extent on the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. It has been announced that in October 2015 Molly Hemmeter, Landec’s current COO, will become the new CEO of the Company, succeeding Gary Steele, who has served as the Company’s CEO since September 1991 and is retiring as CEO, but will remain on the Company’s Board of Directors. The loss of any of our key personnel for an extended period would likely harm our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

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

Our Profitability Could Be Materially and Adversely Affected if it Is Determined that the Book Value of Goodwill is Higher than Fair Value

Our balance sheet includes an amount designated as “goodwill” that represents a portion of our assets and our stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. In accordance with accounting guidance, goodwill is tested for impairment at least annually and more frequently if circumstances indicate a possible impairment. If we determine at any time in the future that the book value of goodwill is higher than fair value then the difference must be written off, which could materially and adversely affect our reported profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

As of May 31, 2015, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe California; Chaska, Minnesota; Bowling Green and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Rock Tavern, New York as described below.

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Corporate	Leased	14,600 square feet of office and laboratory space	—	12/31/16
Chaska, MN	HA-based Biomaterials	Owned	114,000 square feet of office, laboratory and manufacturing space	27.5	—
Guadalupe, CA	Food Products Technology	Owned	199,000 square feet of office space, manufacturing and cold storage	17.7	—
Bowling Green, OH	Food Products Technology	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Food Products Technology	Owned	18,700 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Food Products Technology	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/17
Rock Hill, SC	Food Products Technology	Owned	16,400 square feet of cold storage and office space	3.6	—
Rock Tavern, NY	Food Products Technology	Leased	7,700 square feet of cold storage and office space	—	8/23/23
McClure, OH	Food Products Technology	Leased	Farm land	185	12/31/17
Guadalupe, CA	Food Products Technology	Leased	105,000 square feet of parking space	2.4	9/30/18
Guadalupe, CA	Food Products Technology	Leased	5,300 square feet of office space	—	5/31/17
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to- Month

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

Fiscal Year Ended May 31, 2015	High	Low

4th Quarter ending May 31, 2015	$15.16	$13.38
3rd Quarter ending March 1, 2015	$14.73	$12.66
2nd Quarter ending November 30, 2014	$13.64	$10.75
1st Quarter ending August 31, 2014	$13.26	$11.15

Fiscal Year Ended May 25, 2014	High	Low

4th Quarter ending May 25, 2014	$12.16	$10.19
3rd Quarter ending February 23, 2014	$12.62	$10.08
2nd Quarter ending November 24, 2013	$13.57	$11.34
1st Quarter ending August 25, 2013	$15.82	$13.21

Holders

There were approximately 48 holders of record of 27,009,342 shares of outstanding Common Stock as of July 17, 2015. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during fiscal years 2015 or 2014. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 31, 2015	Year Ended May 25, 2014	Year Ended May 26, 2013	Year Ended May 27, 2012	Year Ended May 29, 2011
Statement of Income Data:
(in thousands)

Product sales	$539,257	$476,813	$441,708	$317,552	$276,729

Cost of product sales	473,850	414,249	378,948	265,414	230,034

Gross profit	65,407	62,564	62,760	52,138	46,695

Operating costs and expenses:
Research and development	6,988	7,204	9,294	9,625	9,275
Selling, general and administrative	39,958	35,170	32,531	26,515	24,608
Other operating (income)/expenses	—	—	(3,933)	1,421	4,780
Total operating costs and expenses	46,946	42,374	37,892	37,561	38,663

Operating profit	18,461	20,190	24,868	14,577	8,032

Dividend income	1,417	1,125	1,125	1,125	328
Interest income	315	260	179	180	430
Interest expense and other	(1,829)	(1,650)	(2,008)	(929)	(820)
Other income	3,107	10,000	8,100	5,331	472
Net income before taxes	21,471	29,925	32,264	20,284	8,442
Income tax expense	(7,746)	(10,583)	(9,452)	(7,185)	(4,181)
Consolidated net income	13,725	19,342	22,812	13,099	4,261
Non-controlling interest	(181)	(197)	(225)	(403)	(341)
Net income applicable to common stockholders	$13,544	$19,145	$22,587	$12,696	$3,920

Basic net income per share	$0.50	$0.72	$0.87	$0.49	$0.15
Diluted net income per share	$0.50	$0.71	$0.85	$0.49	$0.15

Shares used in per share computation:
Basic	26,884	26,628	25,830	25,849	26,397
Diluted	27,336	27,120	26,626	26,126	26,626

	May 31, 2015	May 25, 2014	May 26, 2013	May 27, 2012	May 29, 2011
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$14,127	$14,243	$13,718	$22,177	$8,135
Total assets	346,465	313,623	290,942	277,692	206,312
Long-term debt	42,519	34,372	40,305	47,317	19,830
Retained earnings	85,098	71,554	52,409	29,822	17,126
Total stockholders’ equity	$218,432	$203,069	$178,693	$149,742	$136,055

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

Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business. The Company sells specialty packaged branded Eat Smart and GreenLine and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary.

Landec has three operating segments – Food Products Technology, Food Export, and HA-based Biomaterials. The Food Products Technology segment combines the Company’s BreatheWay packaging technology with Apio’s branded Eat Smart and GreenLine and private label fresh-cut and whole produce business. The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets. The HA-based Biomaterials business sells products utilizing HA in the ophthalmic, orthopedic and veterinary segments and also supplies HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. See "Business - Description of Business Segments".

As of May 31, 2015, the Company’s retained earnings were $85 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Our HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other. The vast majority of revenues from our HA-based Biomaterials business are recognized upon shipment.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 31, 2015	Year ended May 25, 2014	Year ended May 26, 2013
Recorded upon shipment	$465,484	$398,938	$359,518
Recorded upon acceptance in foreign port	67,714	69,710	78,442
Revenue from multiple element arrangements	4,253	6,811	1,773
Revenue from license fees, R&D contracts and royalties/profit sharing	1,806	1,354	1,975
Total	$539,257	$476,813	$441,708

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 31, 2015, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. For all indefinite-lived assets, including goodwill, the Company performs a qualitative analysis in accordance with ASC 350-30-35. Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units which judgments are inherently uncertain.

During the fiscal quarter ended February 23, 2014, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal month in July to the first day of the fiscal fourth quarter. This voluntary change was preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company tested its indefinite-lived intangible assets, including goodwill, for impairment as of March 2, 2015 and determined that no adjustments to the carrying values of these assets were necessary as of that date. As a result, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2015 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of May 31, 2015, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable or that goodwill should be tested for impairment. Therefore, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during fiscal years 2014 and 2013.

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

In the annual impairment test, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If management determines as a result of the qualitative assessment that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

If a quantitative test is required, the Company compares the fair value of indefinite-lived intangible assets to its carrying value including goodwill. The Company determines the fair value using both an income approach and a market approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, information regarding the Company is utilized as well as publicly available industry information to determine earnings multiples that are used to value each reporting unit. If the carrying value of the reporting unit exceeds its fair value, the Company will determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 31, 2015, the Company had a valuation allowance of $1.2 million against deferred tax assets.

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company (see Note 2 to the Consolidated Financial Statements). The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of May 31, 2015, the only asset of the Company that was measured at fair value on a recurring basis was its minority interest investment in Windset.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 31, 2015 and May 25, 2014 was due to the Company’s 26.9% and 20.1%, respectively, minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 31, 2015	At May 25, 2014
Annual consolidated revenue growth rates	4%	4%
Annual consolidated expense growth rates	4%	4%
Consolidated income tax rates	15%	15%
Consolidated discount rates	15% to 21%	16% to 22%

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

Impact on value of Windset investment as of May 31, 2015
10% increase in revenue growth rates	$2,300
10% increase in expense growth rates	$(1,200)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(1,500)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 31, 2015 and May 25, 2014 (in thousands):

	Fair Value at May 31, 2015			Fair Value at May 25, 2014
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-	$-	$-
Investment in private company	-	-	61,500	-	-	39,600
Total	$-	$-	$61,500	$-	$-	$39,600

Liabilities:
Interest rate swap	-	-	-	-	44	-
Total	$-	$-	$-	$-	$44	$-

Recent Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Cost ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the fourth quarter of fiscal year 2016, with early adoption permitted. Management is currently evaluating the impact that adoption of ASU 2015-03 will have on the Company’s Consolidated Financial Statements and disclosures.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

Results of Operations

Fiscal Year Ended May 31, 2015 Compared to Fiscal Year Ended May 25, 2014

Revenues (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Food Products Technology	$430,415	$360,728	19%
Food Export	67,837	69,827	(3% )
Total Apio	498,252	430,555	16%
HA-based Biomaterials	40,432	45,704	(12% )
Corporate	573	554	3%
Total Revenues	$539,257	$476,813	13%

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

The increase in Apio's Food Products Technology revenues for the fiscal year ended May 31, 2015 compared to the same period last year was primarily due to a 12% increase in unit volume sales resulting primarily from new salad kit products which typically have a higher price per unit than historical offerings. In addition, fiscal year 2015 included an extra week compared to fiscal year 2014 as a result of the timing of the Company’s 2015 fiscal year end.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the fiscal year ended May 31, 2015 compared with fiscal year 2014 was due to a 9% decrease in unit volume sales primarily as a result of a west coast longshoremans labor dispute which was partially offset by a favorable product mix to higher priced export products.

HA-based Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other.

The decrease in Lifecore's revenues for fiscal year 2015 compared to fiscal year 2014 was primarily due to a 29% decrease in revenues in Lifecore's fermentation business for Ophthalmic products as a result of lower shipments to a major customer as it aligns its inventory levels with newly stated corporate guidelines and a 25% decrease in business development revenues due to the delay in the timing of certain development activities.  These decreases were partially offset by increased aseptic filling revenues.

Corporate

Corporate revenues are generated from the licensing agreements with corporate partners.

The increase in Corporate revenues for fiscal year 2015 compared to the same period of last year was not significant.

Gross Profit (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Food Products Technology	$45,993	$36,318	27%
Food Export	4,252	5,340	(20% )
Total Apio	50,245	41,658	21%
HA-based Biomaterials	14,609	20,456	(29% )
Corporate	553	450	23%
Total Gross Profit	$65,407	$62,564	5%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 31, 2015 compared to the same period last year as outlined in the table above.

Food Products Technology (Apio)

The increase in gross profit for Apio’s Food Products Technology business for fiscal year 2015 compared to the same period last year was primarily due to the gross profit generated from the 19% increase in revenues and from a favorable product mix change to a greater percentage of revenues coming from higher margin salad kit products versus the lower margin core packaged vegetable products. In addition, fiscal year 2014 Apio’s Food Products Technology business experienced higher than expected raw produce sourcing costs due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that typically realizes a gross margin in the 5-10% range.

The decrease in gross profit for Apio’s export business for fiscal year 2015 compared to the same period last year was due to a 3% decrease in revenues and from higher costs to source the higher priced export produce resulting in a lower gross profit as a percent of sales. The gross margin during fiscal year 2015 was 6.3% compared to a gross margin of 7.6% during the same period last year.

HA-based Biomaterials (Lifecore)

Lifecore operates in the medical devices industry and has historically realized an overall gross margin percentage of approximately 35-50%.

The decrease in gross profit during fiscal year 2015 compared to the same period last year was due to the 12% decrease in revenues and from an unfavorable product mix change to a higher percentage of sales being from the lower margin aseptically filled products compared to the higher margin fermentation products and business development revenues in the prior year.

Corporate

The decrease in Corporate gross profit for fiscal year 2015 compared to the same period last year was not significant.

Operating Expenses (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Research and Development:
Apio	$745	$1,105	(33%)
Lifecore	4,806	4,739	1%
Corporate	1,437	1,360	6%
Total R&D	$6,988	$7,204	(3%)

Selling, General and Administrative:
Apio	$27,380	$22,860	20%
Lifecore	4,057	4,251	(5%)
Corporate	8,521	8,059	6%
Total S,G&A	$39,958	$35,170	14%

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

The decrease in R&D expenses for fiscal year 2015 compared to the same period last year was primarily due to a decrease in Apio R&D as products move from the development stage to commercialization offset by slight increases in R&D at Lifecore and Corporate.

Selling, General and Administrative (S,G&A)

Selling, general and administrative expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for fiscal year 2015 compared to the same period last year was primarily due to a 20% increase in sales and marketing expenses at Apio primarily to promote our new salad kit products and from the addition of incremental headcount to assist in developing and promoting future products.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Dividend Income	$1,417	$1,125	26%
Interest Income	$315	$260	21%
Interest Expense	$(1,829)	$(1,650)	11%
Other Income	$3,107	$10,000	(69%)
Income Taxes	$(7,746)	$(10,583)	(27%)
Non controlling Interest	$(181)	$(197)	(8%)

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for fiscal year 2015 compared to the same period last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The increase in interest income in fiscal year 2015 compared to fiscal year 2014 was not significant.

Interest Expense

The increase in interest expense during fiscal year 2015 compared to the same period last year was due to an $8.1 million net increase in long-term debt during fiscal year 2015.

Other Income

The decrease in other income for fiscal year 2015 was due to the change in the increase in the fair value of our Windset investment being lower in fiscal year 2015 compared to fiscal year 2014. In addition, other income during fiscal year 2015 included a $793,000 expense for the write off of the Company’s investment in Aesthetic Sciences, Inc.

Income Taxes

The decrease in the income tax expense for fiscal year 2015 was primarily due to a 28% decrease in net income before taxes compared to the same period last year.

Non controlling Interest

The non controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non controlling interest for fiscal year 2015 compared to the same period last year was not significant.

Fiscal Year Ended May 25, 2014 Compared to Fiscal Year Ended May 26, 2013

Revenues (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Food Products Technology	$360,728	$320,447	13%
Food Export	69,827	78,568	(11%)
Total Apio	430,555	399,015	8%
HA-based Biomaterials	45,704	41,281	11%
Corporate	554	1,412	(61%)
Total Revenues	$476,813	$441,708	8%

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

Corporate

Corporate revenues are generated from the licensing agreements with corporate partners.

The decrease in Corporate revenues for fiscal year 2014 compared to the same period of last year was not significant.

Gross Profit (in thousands):

	Fiscal Year ended May 25, 2014	Fiscal Year ended May 26, 2013	Change
Food Products Technology	$36,318	$37,077	(2%)
Food Export	5,340	5,274	1%
Total Apio	41,658	42,351	(2%)
HA-based Biomaterials	20,456	19,102	7%
Corporate	450	1,307	(66%)
Total Gross Profit	$62,564	$62,760	0%

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

HA-based Biomaterials (Lifecore)

Lifecore operates in the medical devices industry and has historically realized an overall gross margin percentage of approximately 35-50%.

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

Liquidity and Capital Resources

As of May 31, 2015, the Company had cash and cash equivalents of $14.1 million, a net decrease of $116,000 from $14.2 million at May 25, 2014.

Cash Flow from Operating Activities

Landec generated $26.2 million of cash from operating activities during fiscal year 2015 compared to generating $21.0 million from operating activities during fiscal year 2014. The primary sources of cash from operating activities during fiscal year 2015 were from (1) $13.7 million of net income, (2) $8.7 million of depreciation/amortization and stock-based compensation expenses, (3) a $4.2 million net increase in deferred tax liabilities and (4) a net decrease of $3.3 million in working capital. Theses sources of cash were partially offset by the $3.9 million non-cash increase in the value of the Company’s investment in Windset.

The factors which decreased working capital during fiscal year 2015 were a $2.9 million increase in accounts payable due mainly to a $2.0 million increase at Apio due to costs from operations being $5.1 million higher in May 2015 compared to May 2014 and a $2.6 million increase in accrued compensation primarily from bonuses earned at Apio and Corporate for achieving financial performance targets. These decreases in working capital were partially offset by a $1.8 million increase in accounts receivable primarily due to Apio’s May 2015 revenues being $5.2 million higher than May 2014 revenues and from a $2.2 million increase in prepaid expenses and other current assets due to a $2.5 million increase at Apio primarily due to increased prepayments for raw product.

Cash Flow from Investing Activities

Net cash used in investing activities for fiscal year 2015 was $34.4 million compared to $13.3 million for the same period last year. The primary uses of cash in investing activities during fiscal year 2015 were for the purchase of $17.5 million of facilities and equipment primarily to support the growth of the Apio value-added and Lifecore businesses and the purchase of additional Windset shares of common stock and preferred stock for $18.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities for fiscal year 2015 was $8.2 million compared to $7.2 million used in financing activities for the same period last year. The net cash provided by financing activities during fiscal year 2015 was primarily due to $15.0 million of proceeds from long-term debt. These sources from financing activities were partially offset by $6.9 million of payments on the Company’s long-term debt.

Capital Expenditures

During the fiscal year ended May 31, 2015, Landec continued its expansion of Apio’s value-added processing facility and purchased vegetable processing equipment as well as made facility modifications and equipment purchases at Lifecore to support business growth. These expenditures represented the majority of the $17.5 million of capital expenditures during fiscal year 2015.

Debt

On August 19, 2004, Lifecore issued variable rate industrial revenue bonds (“IRBs”).  These IRBs were assumed by Landec in the acquisition of Lifecore (see Note 6 to the Consolidated Financial Statements). The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on Lifecore’s facility in Chaska, Minnesota. In addition, Lifecore pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $30.3 million at May 31, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At both May 31, 2015 and May 25, 2014, there was no outstanding balance under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%. The Company does not intend to borrow any more funds under this loan.

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate on at the time of borrowing. No amounts had been borrowed under these committed loans as of May 31, 2015.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of May 31, 2015 and May 25, 2014.

On May 15, 2015, Apio and Bank of America (“BofA”) entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and will have a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan.

During fiscal year 2015, Apio capitalized $397,000 of loan origination fees from new equipment loans and/or amendments with GE Capital and BofA, no loan origination fees were capitalized in fiscal year 2014. Amortization of loan origination fees for Apio recorded to interest expense for fiscal years 2015, 2014 and 2013 were $206,000, $187,000 and $181,000, respectively. Unamortized loan origination fees were $1.2 million and $1.0 million at May 31, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)	A $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at May 31, 2015) and with no unused fee. As of May 31, 2015 no amounts were outstanding under this line of credit.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of May 31, 2015 and May 25, 2014. Unamortized loan origination fees for the Lifecore Debt Agreements were $48,000 and $98,000 at May 31, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo which terminated in May 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris in May 2012, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of May 31, 2015 and May 25, 2014 was zero and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 31, 2015, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2016	2017	2018	2019	2020	Thereafter
Debt principal payments	$42,519	$8,353	$5,567	$5,782	$6,005	$6,655	$10,157
Interest payments	5,494	1,415	1,176	967	749	499	688
Operating leases	9,419	3,136	2,631	1,768	1,003	257	624
Purchase commitments	16,100	15,100	500	500	—	—	—
Total	$73,532	$28,004	$9,874	$9,017	$7,757	$7,411	$11,469

The interest payment amounts above include: (1) the 4.39% fixed interest rate payments on the April 23, 2102 GE Capital equipment loan, (2) the 4.02% fixed interest rate payments on the GE Capital real estate loan, (3) the 3.68% fixed interest rate payments on the August 28, 2104 GE Capital equipment loan, (4) the 3.74% fixed interest rate payments on the November 24, 2014 GE Capital equipment loan, (5) the 2.79% fixed interest rate payments on the BofA equipment loan, (6) the estimated interest rate payment on the variable Term Loan with BMO Harris based on the four year historical average 30-day LIBOR plus 2% or 2.20% and (7) the estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 0.875% resulting in a estimated rate of 1.21%.

Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments.

Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new collaborative and licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations were not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms, if at all.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2015 our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that, as of May 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

             We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 31, 2015 and May 25, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2015 and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

July 30, 2015

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2015 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2015 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2015 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2015 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 28, 2015 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      1.           Consolidated Financial Statements of Landec Corporation

		Page

	Report of Independent Registered Public Accounting Firm	46

	Consolidated Balance Sheets at May 31, 2015 and May 25, 2014	47

	Consolidated Statements of Comprehensive Income for the Years Ended May 31, 2015, May 25, 2014 and May 26, 2013	48

	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2015, May 25, 2014 and May 26, 2013	49

	Consolidated Statements of Cash Flows for the Years Ended May 31, 2015, May 25, 2014 and May 26, 2013	50

	Notes to Consolidated Financial Statements	51

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 31, 2015 and May 25, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 31, 2015 and May 25, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

July 30, 2015

 LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	May 31, 2015	May 25, 2014
Current assets:
Cash and cash equivalents	$14,127	$14,243
Accounts receivable, less allowance for doubtful accounts of $382 and $516 at May 31, 2015 and May 25, 2014, respectively	46,173	44,421
Accounts receivable, related party	306	304
Income taxes receivable	152	2,000
Inventories, net	25,027	24,735
Deferred taxes	2,111	2,056
Prepaid expenses and other current assets	5,306	3,170
Total current assets	93,202	90,929

Investment in non-public company, non-fair value	—	793
Investment in non-public company, fair value	61,500	39,600
Property and equipment, net	84,465	74,140
Goodwill, net	49,620	49,620
Trademarks/ trade names, net	48,428	48,428
Customer relationships, net	7,835	8,720
Other assets	1,415	1,393
Total Assets	$346,465	$313,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,765	$31,981
Accounts payable, related party	244	134
Income taxes payable	1,229	—
Accrued compensation	6,742	4,096
Other accrued liabilities	3,983	4,871
Deferred revenue	843	1,254
Current portion of long-term debt	8,353	6,055
Total current liabilities	56,159	48,391

Long-term debt	34,166	28,317
Deferred taxes	34,340	30,133
Other non-current liabilities	1,691	2,021
Total liabilities	126,356	108,862
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,990,490 and 26,815,253 shares issued and outstanding at May 31, 2015 and May 25, 2014, respectively	27	27
Additional paid-in capital	133,307	131,488
Retained earnings	85,098	71,554
Total stockholders’ equity	218,432	203,069
Non-controlling interest	1,677	1,692
Total Equity	220,109	204,761
Total Liabilities and Stockholders’ Equity	$346,465	$313,623

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended May 31,	Year Ended May 25,	Year Ended May 26,
	2015	2014	2013
Product sales	$539,257	$476,813	$441,708

Cost of product sales	473,850	414,249	378,948

Gross profit	65,407	62,564	62,760

Operating costs and expenses:
Research and development	6,988	7,204	9,294
Selling, general and administrative	39,958	35,170	32,531
Other operating expenses	—	—	(3,933)
Total operating costs and expenses	46,946	42,374	37,892

Operating income	18,461	20,190	24,868

Dividend income	1,417	1,125	1,125
Interest income	315	260	179
Interest expense	(1,829)	(1,650)	(2,008)
Other income	3,107	10,000	8,100
Net income before taxes	21,471	29,925	32,264
Income tax expense	(7,746)	(10,583)	(9,452)
Consolidated net income	13,725	19,342	22,812
Non-controlling interest	(181)	(197)	(225)

Net income and comprehensive income applicable to common stockholders	$13,544	$19,145	$22,587

Basic net income per share	$0.50	$0.72	$0.87

Diluted net income per share	$0.50	$0.71	$0.85

Shares used in per share computation:

Basic	26,884	26,628	25,830

Diluted	27,336	27,120	26,626

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance at May 27, 2012	25,644,580	$26	$119,894	$29,822	$149,742	$1,816
Issuance of common stock at $1.66 to $13.32 per share, net of taxes paid by Landec on behalf of employees	597,537	—	3,416	—	3,416	—
Issuance of common stock for vested restricted stock units	160,130	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(49)	—	(49)	—
Stock-based compensation	—	—	1,695	—	1,695	—
Tax benefit from stock-based compensation expense	—	—	1,302	—	1,302	—
Non-controlling interest	—	—	—	—	—	225
Payments to non-controlling interest	—	—	—	—	—	(320)
Net and comprehensive income	—	—	—	22,587	22,587	—
Balance at May 26, 2013	26,402,247	26	126,258	52,409	178,693	1,721
Issuance of common stock at $5.63 to $13.32 per share, net of taxes paid by Landec on behalf of employees	372,852	1	2,297	—	2,298	—
Issuance of common stock for vested restricted stock units	40,154	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(345)	—	(345)	—
Stock-based compensation	—	—	1,356	—	1,356	—
Tax benefit from stock-based compensation expense	—	—	1,922	—	1,922	—
Non-controlling interest	—	—	—	—	—	197
Payments to non-controlling interest	—	—	—	—	—	(226)
Net and comprehensive income	—	—	—	19,145	19,145	—
Balance at May 25, 2014	26,815,253	27	131,488	71,554	203,069	1,692
Issuance of common stock at $5.63 to $8.19 per share, net of taxes paid by Landec on behalf of employees	102,745	—	122	—	122	—
Issuance of common stock for vested restricted stock units	72,492	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(343)	—	(343)	—
Stock-based compensation	—	—	1,577	—	1,577	—
Tax benefit from stock-based compensation expense	—	—	463	—	463	—
Non-controlling interest	—	—	—	—	—	181
Payments to non-controlling interest	—	—	—	—	—	(196)
Net and comprehensive income	—	—	—	13,544	13,544	—
Balance at May 31, 2015	26,990,490	$27	$133,307	$85,098	$218,432	$1,677

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	May 31,	May 25,	May 26,
Cash flows from operating activities:	2015	2014	2013
Consolidated net income	$13,725	$19,342	$22,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,090	7,114	7,295
Stock-based compensation expense	1,577	1,356	1,695
Deferred taxes	4,152	5,605	6,511
Change in investment in non-public company , fair value	(3,900)	(10,000)	(8,100)
Tax benefit from stock based compensation	(463)	(1,922)	(1,302)
Impairment of non-public company, non-fair value investment	793	—	—
Net loss (gain) on disposal of property and equipment	(90)	329	217
Earn out liability	—	—	(3,933)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,752)	(7,994)	(4,121)
Accounts receivable, related party	(2)	12	(348)
Income taxes receivable	2,313	5,025	(3,754)
Inventories, net	(292)	(622)	(2,102)
Issuance of notes and advances receivable	(5,691)	(4,763)	(4,173)
Collection of notes and advances receivable	5,730	4,481	4,173
Prepaid expenses and other current assets	(2,175)	(32)	(278)
Accounts payable	2,784	(50)	8,826
Accounts payable, related party	110	(91)	10
Income taxes payable	1,229	—	—
Accrued compensation	2,646	38	(798)
Other accrued liabilities	(1,218)	3,211	(2,486)
Deferred revenue	(411)	6	1,086
Net cash provided by operating activities	26,155	21,045	21,230

Cash flows from investing activities:
Purchases of property and equipment	(17,511)	(14,886)	(8,877)
Investment in non-public company, fair value	(18,000)	—	—
Proceeds from sale of fixed assets	1,071	—	—
Purchase of marketable securities	—	(1,417)	(4,959)
Proceeds from maturities of marketable securities	—	2,962	3,414
Net cash used in investing activities	(34,440)	(13,341)	(10,422)

Cash flows from financing activities:
Proceeds from sale of common stock	122	2,298	3,416
Taxes paid by Company for stock swaps and RSUs	(343)	(1,271)	(49)
Tax benefit from stock-based compensation expense	463	1,922	1,302
Earn out payment from Lifecore acquisition	—	—	(9,650)
Net change in other assets/liabilities	(24)	31	712
Proceeds from long term debt	15,014	—	—
Payments on long term debt	(6,867)	(5,933)	(7,012)
Proceeds from lines of credit	30,417	9,500	—
Payments on lines of credit	(30,417)	(13,500)	(7,666)
Payments to non-controlling interest.	(196)	(226)	(320)
Net cash (used in) provided by financing activities	8,169	(7,179)	(19,267)
Net increase (decrease) in cash and cash equivalents	(116)	525	(8,459)
Cash and cash equivalents at beginning of year	14,243	13,718	22,177
Cash and cash equivalents at end of year	$14,127	$14,243	$13,718

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,994	$1,504	$1,728
Cash paid during the period for income taxes, net of refunds received	$150	$50	$5,605

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

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

The operations of Windset, in which the Company holds a 26.9% minority investment, are predominantly located in British Columbia and Santa Maria, California. Routinely, the Company evaluates the financial strength and ability for Windset to continue as a going concern.

During the fiscal year ended May 31, 2015, sales to the Company’s top five customers accounted for approximately 46% of total revenue with the top two customers from the Food Products Technology segment, Costco Wholesale Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 21% and 11%, respectively, of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 31, 2015, the top two customers, Costco and Wal-mart represented approximately 15% and 13%, respectively, of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 31, 2015 and May 25, 2014.

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

	Balance at beginning of period	Additions from acquisitions and adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year ended May 26, 2013	$512	$109	$(38)	$583

Year ended May 25, 2014	$583	$143	$(210)	$516

Year ended May 31, 2015	$516	$—	$(134)	$382

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

In addition, Food Products Technology value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay® packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to our customers. Sales of BreatheWay packaging are recognized when shipped to our customers.

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

Our HA-based Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other. The vast majority of revenues from our HA-based Biomaterials business are recognized upon shipment.

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

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 31, 2015	Year ended May 25, 2014	Year ended May 26, 2013
Recorded upon shipment	$465,484	$398,938	$359,518
Recorded upon acceptance in foreign port	67,714	69,710	78,442
Revenue from multiple element arrangements	4,253	6,811	1,773
Revenue from license fees, R&D contracts and royalties/profit sharing	1,806	1,354	1,975
Total	$539,257	$476,813	$441,708

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. As of May 31, 2015 and May 25, 2014 inventories consisted of (in thousands):

	May 31, 2015	May 25, 2014
Finished goods	$13,271	$11,111
Raw materials	9,879	10,376
Work in progress	1,877	3,248
Inventories, net	$25,027	$24,735

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also provides a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2015, 2014 and 2013 was $1.3 million, $447,000 and $445,000, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business.  Notes receivable and advances are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio.  Notes are interest bearing obligations, evidenced by contracts and notes receivable.  These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability.  A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.  There were no notes or advances outstanding at May 31, 2015.

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Related Party Transactions

The Company sold products to and earned license fees from Windset Holding 2010 Ltd., a Canadian corporation (“Windset”) during the last three fiscal years. During fiscal years 2015, 2014 and 2013, the Company recognized related party revenues of $537,000, $365,000, and $316,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $306,000 and $304,000 from Windset are included in accounts receivable, related party in the accompanying Consolidated Balance Sheets as of May 31, 2015 and May 25, 2014, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During fiscal years 2015, 2014 and 2013, the Company recognized related party cost of product sales of $1.6 million, $1.6 million and $2.1 million, respectively, in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of $244,000 and $134,000 from Windset are included in accounts payable, related party in the accompanying Consolidated Balance Sheets as of May 31, 2015 and May 25, 2014, respectively.

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

The Company capitalizes software development costs for internal use in accordance with accounting guidance. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. During fiscal years 2015 and 2014, the Company capitalized $509,000 and $913,000 in software development costs, respectively. During fiscal year 2013, the Company did not capitalize any software development costs.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to the HA-based Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to the Food Products Technology reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 31, 2015, the HA-based Biomaterials reporting unit had $13.9 million of goodwill and the Food Products Technology reporting unit had $35.7 million of goodwill.

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. For all indefinite-lived assets, including goodwill, the Company performs a qualitative analysis in accordance with ASC 350-30-35. Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, which judgments are inherently uncertain.

During the fiscal quarter ended February 23, 2014, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal month in July to the first day of the fiscal fourth quarter. This voluntary change was preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. This change was not applied retrospectively as it was impracticable to do so because retrospective application would have required application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company tested its indefinite-lived intangible assets, including goodwill, for impairment as of March 2, 2015 and determined that no adjustments to the carrying values of these assets were necessary as of that date. As a result, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2015 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of May 31, 2015, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable or that goodwill should be tested for impairment. Therefore, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during fiscal years 2014 and 2013.

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

In the annual impairment test, the Company first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, overall financial performance of the Company, cash flow from operating activities, market capitalization and stock price. If management determines as a result of the qualitative assessment that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

In a quantitative test, the Company compares the fair value of indefinite-lived intangible assets to its carrying value including goodwill. The Company determines the fair value using both an income approach and a market approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, information regarding the Company is utilized as well as publicly available industry information to determine earnings multiples that are used to value the Company. If the carrying value of the Company exceeds its fair value, the Company will determine the amount of impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Investment in Non-Public Company

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license. As of March 1, 2015, the Company concluded that its investment in Aesthetic Sciences was other than temporarily impaired, and therefore wrote off its remaining $793,000 investment (see Note 2).

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 31, 2015 and May 25, 2014. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of May 31, 2015. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Deferred Revenue

Cash received in advance of services performed are recorded as deferred revenue. At May 31, 2015, $843,000 was recognized as advances from customers. At May 25, 2014, $1.3 million was recognized as advances from customers.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Comprehensive Income, following the consolidated net income caption.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The non-controlling interest balance of $1.7 at both May 31, 2015 and May 25, 2014 was comprised of the non-controlling limited partners’ interest in Apio Cooling.

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 31, 2015, the Company had a $1.2 million valuation allowance against its deferred tax assets.

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

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013
Numerator:
Net income applicable to Common Stockholders	$13,544	$19,145	$22,587
Denominator:
Weighted average shares for basic net income per share	26,884	26,628	25,830
Effect of dilutive securities:
Stock options and restricted stock units	452	492	796
Weighted average shares for diluted net income per share	27,336	27,120	26,626

Diluted net income per share	$0.50	$0.71	$0.85

Options to purchase 371,115, 333,993 and 88,022 shares of Common Stock at a weighted average exercise price of $14.02, $14.15 and $12.80 per share were outstanding during fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013
Options	$561	$558	$788
RSUs	1,016	798	907
Total stock-based compensation expense	$1,577	$1,356	$1,695

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013
Research and development	$38	$39	$718
Sales, general and administrative	1,539	1,317	977
Total stock-based compensation expense	$1,577	$1,356	$1,695

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

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates. As of May 31, 2015, May 25, 2014 and May 26, 2013, the fair value of stock option grants was estimated using the following weighted average assumptions:

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014	Fiscal Year Ended May 26, 2013
Expected life (in years)	3.25	3.50	3.76
Risk-free interest rate	1.00%	0.71%	0.48%
Volatility	0.32	0.41	0.53
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013 was $3.42, $4.41 and $3.57 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company (see Note 2 to the Consolidated Financial Statements). The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of May 31, 2015, the only asset of the Company that was measured at fair value on a recurring basis was its minority interest investment in Windset.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 31, 2015 and May 25, 2014 was due to the Company’s 26.9% and 20.1%, respectively, minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 31, 2015	At May 25, 2014
Annual consolidated revenue growth rates	4%	4%
Annual consolidated expense growth rates	4%	4%
Consolidated income tax rates	15%	15%
Consolidated discount rates	15% to 21%	16% to 22%

     The revenue growth, expense growth and income tax rate assumptions, consider the Company's best estimate of the trends in those items over the discount period.   The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium and the company’s specific risk premium and then applies an additional discount for lack of marketability of the underlying securities.    The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

1.     Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Impact on value of Windset investment as of May 31, 2015
10% increase in revenue growth rates	$2,300
10% increase in expense growth rates	$(1,200)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(1,500)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of May 31, 2015 and May 25, 2014 (in thousands):

	Fair Value at May 31, 2015			Fair Value at May 25, 2014
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$-	$-	$-	$-
Investment in private company	-	-	61,500	-	-	39,600
Total	$-	$-	$61,500	$-	$-	$39,600

Liabilities:
Interest rate swap	-	-	-	-	44	-
Total	$-	$-	$-	$-	$44	$-

Recent Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Cost ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the fourth quarter of fiscal year 2016, with early adoption permitted. Management is currently evaluating the impact that adoption of ASU 2015-03 will have on the Company’s Consolidated Financial Statements and disclosures.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019 and early application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

2. Investments in non-public companies

Aesthetic Sciences

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license. Aesthetic Sciences sold the rights to its

2. Investments in non-public companies (continued)

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

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7.0 million. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares and at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

2. Investments in non-public companies (continued)

During the year ended May 31, 2015, the Company recorded $1.4 million in dividends and in fiscal years ended May 25, 2014 and May 26, 2013, the Company recorded $1.1 million in dividend income. In addition, the Company recorded $3.9 million, $10.0 million and $8.1 million of income for fiscal years ended May 31, 2105, May 25, 2014 and May 26, 2013, respectively, which is included in other income in the Consolidated Statements of Comprehensive Income, from the increase in the fair market value of the Company’s investment in Windset.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset.

3.      Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of
	Useful Life		May 31, 2015	May 25, 2014
Land and building	15-	40	$57,426	$56,378
Leasehold improvements	3-	20	1,360	1,079
Computer, capitalized software, machinery, equipment and auto	3-	20	68,260	53,715
Furniture and fixtures	3-	7	804	824
Construction in process			6,837	6,975
Gross property and equipment			134,687	118,971
Less accumulated depreciation and amortization			(50,222)	(44,831)
Net property and equipment			$84,465	$74,140

              Depreciation and amortization expense for property and equipment for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013 was $6.2 million, $6.2 million and $6.3 million, respectively. There was no equipment under capital leases at May 31, 2015 or May 25, 2014. Amortization related to capitalized software was $158,000, $189,000 and $160,000 for fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013, respectively. The unamortized computer software costs as of both May 31, 2015 and May 25, 2014 was $1.1 million.

4. Intangible Assets

The carrying amount of goodwill as of May 31, 2015, May 25, 2014 and May 26, 2013 was $35.7 million for the Food Products Technology segment and $13.9 million for the Hyaluronan-based Biomaterials segment.

4. Intangible Assets (continued)

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 27, 2012	$48,428	$10,557	$58,985
Amortization expense	—	(951)	(951)
Balance as of May 26, 2013	48,428	9,606	58,034
Amortization expense	—	(886)	(886)
Balance as of May 25, 2014	48,428	8,720	57,148
Amortization expense	—	(885)	(885)
Balance as of May 31, 2015	$48,428	$7,835	$56,263

Accumulated amortization of Trademark and Trade names as of both May 31, 2015 and May 25, 2014 was $872,000. Accumulated amortization of Customer Relationships as of May 31, 2015 and May 25, 2014 was $3.4 million and $2.5 million, respectively. Accumulated impairment losses as of both May 31, 2015 and May 25, 2014 were $4.8 million. Lifecore’s Customer Relationships amount of $3.7 million is being amortized over 12 years and Apio’s customer relationships amount of $7.5 million is being amortized over 13 years. The amortization expense for the next five fiscal years is estimated to be $885,000 per year.

5. Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 31, 2015 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 31, 2015, the Company had 881,143 common shares reserved for future issuance under Landec equity incentive plans.

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

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million Shares were initially available for awards and as of May 31, 2015, 865,834 options to purchase shares and restricted stock units (RSUs) were outstanding.

5. Stockholders’ Equity (continued)

On October 14, 2005, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2005 Stock Incentive Plan (“2005 Plan”) became effective. The 2005 Plan replaced the Company’s four then existing equity plans and no shares remain available for grant under those plans. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2005 Plan. The 2005 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2005 Plan, 861,038 Shares were initially available for awards, and as of May 31, 2015, 168,550 options to purchase shares were outstanding. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted.

The 1995 Directors’ Stock Option Plan (the “Directors Plan”) provided that each person who became a non- employee director of the Company, who had not received a previous grant, be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which the optionee first became a non-employee director of the Company. Thereafter, on the date of each annual meeting of the stockholders each non-employee director was granted an additional option to purchase 10,000 shares of Common Stock if, on such date, he or she had served on the Company’s Board of Directors for at least six months prior to the date of such annual meeting. The exercise price of the options was the fair market value of the Company’s Common Stock on the date the options were granted. Options granted under this plan were exercisable and vested upon grant. Under the Directors Plan, 800,000 Shares were initially available for awards, and as of May 31, 2015, 10,000 options to purchase shares were outstanding. No shares remain available for grant under the Directors’ Plan.

Activity under all Landec equity incentive plans is as follows:

Stock-Based Compensation Activity

	Restricted Stock Outstanding			Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 27, 2012	449,643	348,166	$5.93	2,046,432	$6.50
Granted	(26,666)	6,666	$9.01	20,000	$9.01
Awarded/Exercised	—	(231,086)	$5.74	(671,563)	$6.30
Forfeited	—	(28,416)	$6.20	(44,977)	$6.34
Plan shares expired	—	—	—	(10,000)	$13.32
Balance at May 26, 2013	422,977	95,330	$6.52	1,339,892	$6.58
Additional shares reserved	2,000,000	—	—	—	—
Granted	(420,131)	128,631	$14.30	291,500	$14.30
Awarded/Exercised	—	(62,499)	$6.18	(398,080)	$6.45
Forfeited	—	(12,162)	$8.86	(12,452)	$6.66
Plan shares expired	(2,846)	—	—	(5,000)	$13.32
Balance at May 25, 2014	2,000,000	149,300	$13.17	1,215,860	$8.45
Granted	(1,118,857)	324,357	$13.97	794,500	$14.20
Awarded/Exercised	—	(79,219)	$11.57	(205,419)	$6.55
Forfeited	—	(1,667)	$14.30	(2,223)	$14.30
Plan shares expired	—	—	—	(66,000)	$11.32
Balance at May 31, 2015	881,143	392,771	$14.15	1,736,718	$11.19

5. Stockholders’ Equity (continued)

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2015, 2014 and 2013, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2015, 2014 and 2013 were 112,443, 47,573 and 145,159 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal years 2015, 2014 and 2013 were approximately $343,000, $1.3 million and $49,000, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.00 - $6.00	317,750	2.10	$5.65	$2,746,675	317,750	$5.65	$2,746,675
$ 6.01 - $9.00	315,191	1.83	$6.46	$2,466,904	315,191	$6.46	$2,466,904
$ 9.01 - $14.00	140,000	6.14	$12.57	$240,900	30,732	$10.55	$115,027
$14.01- $14.39	963,777	6.39	$14.36	$—	185,791	$14.30	$—
$ 5.00 - $14.39	1,736,718	4.76	$11.19	$5,454,479	849,464	$8.02	$5,328,606

At May 31, 2015 and May 25, 2014 options to purchase 849,464 and 984,610 shares of Landec’s Common Stock were vested, respectively, and 887,254 and 231,250 were unvested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.29 on May 29, 2015, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 31, 2015, was 663,673 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2015 was $1.5 million.

Option Awards

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Vested	849,464	$8.02	2.74	$5,328,606
Expected to vest	861,612	$14.22	6.69	123,261
Total	1,711,076	$11.14	4.73	$5,451,867

As of May 31, 2015, there was $7.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.6 years for both stock options and restricted stock awards.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2015, 2014 and 2013, the Company did not purchase any shares on the open market.

6. Debt

Long-term debt consists of the following (in thousands):

	May 31, 2015	May 25, 2014
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$15,172	$16,137
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	7,705	9,430
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through September 1, 2019 with interest based on a fixed rate of 3.68% per annum	6,476	—
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,907	—
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	3,819	—
Term note with BMO Harris; due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	3,000	6,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.31% and 0.28% at May 31, 2015 and May 25, 2014, respectively)	2,440	2,805
Total	42,519	34,372
Less current portion	(8,353)	(6,055)
Long-term portion	$34,166	$28,317

6. Debt (continued)

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

		GE and BofA
	GE RE Loan	M&E Loans	BMO Harris	IRB	Total
FY 2016	1,005	3,973	3,000	375	8,353

FY 2017	1,047	4,130	—	390	5,567

FY 2018	1,089	4,293	—	400	5,782

FY 2019	1,134	4,461	—	410	6,005

FY 2020	1,180	5,050	—	425	6,655

Thereafter	9,717	—	—	440	10,157

Total	$15,172	$21,907	$3,000	$2,440	$42,519

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $30.3 million at May 31, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At both May 31, 2015 and May 25, 2014, there was no outstanding balance under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio can borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%. The Company does not intend to borrow any more funds under this loan.

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. No amounts had been borrowed under these committed loans as of May 31, 2015. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate on at the time of borrowing. No amounts had been borrowed under these committed loans as of May 31, 2015.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of May 31, 2015 and May 25, 2014.

6. Debt (continued)

On May 15, 2015, Apio and BofA entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a seven-year amortization period and will have a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan.

During fiscal year 2015, Apio capitalized $397,000 of loan origination fees from new equipment loans and/or amendments with GE Capital and BofA. No loan origination fees were capitalized in fiscal year 2014. Amortization of loan origination fees for Apio recorded to interest expense for fiscal years 2015, 2014 and 2013 were $206,000, $187,000 and $181,000, respectively. Unamortized loan origination fees were $1.2 million and $1.0 million at May 31, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)	A $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”).

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.4 million at May 31, 2015) and with no unused fee and as of May 31, 2015 no amounts were outstanding under the line of credit.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of May 31, 2015 and May 25, 2014. Unamortized loan origination fees for the Lifecore Debt Agreements were $48,000 and $98,000 at May 31, 2015 and May 25, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

6.     Debt (continued)

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

7.     Derivative Financial Instruments

In May 2010, the Company entered into a five-year interest rate swap agreement under the credit agreement with Wells Fargo which terminated in May 2015. The interest rate swap was designated as a cash flow hedge of future interest payments of LIBOR and had a notional amount of $20 million. As a result of the interest rate swap transaction, the Company fixed for a five-year period the interest rate at 4.24% subject to market based interest rate risk on $20 million of borrowings under the credit agreement with Wells Fargo. The Company’s obligations under the interest rate swap transaction as to the scheduled payments were guaranteed and secured on the same basis as its obligations under the credit agreement with Wells Fargo at the time the agreement was consummated. Upon entering into the new Term Loan with BMO Harris in May 2012, the Company used the proceeds from that loan to pay off the Wells Fargo credit facility. The swap with Wells Fargo was not terminated upon the extinguishment of the debt with Wells Fargo. The fair value of the swap arrangement as of May 31, 2015 and May 25, 2014 was zero and $44,000, respectively, and is included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

8.     Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended	Year ended	Year ended
Current:	May 31, 2015	May 25, 2014	May 26, 2013
Federal	$3,480	$4,785	$2,808
State	43	157	(18)
Foreign	71	56	56
Total	3,594	4,998	2,846
Deferred:
Federal	3,789	5,059	6,218
State	363	526	388
Total	4,152	5,585	6,606
Income tax expense	$7,746	$10,583	$9,452

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended May 31, 2015	Year Ended May 25, 2014	Year Ended May 26, 2013
Provision at U.S. statutory rate (1)	$7,451	$10,405	$11,214
State income taxes, net of federal benefit	566	711	731
Change in valuation allowance	353	99	370
Tax-exempt interest	—	—	—
Tax credit carryforwards	(375)	(378)	(801)
Domestic manufacturing deduction	(369)	(406)	(172)
Change in value of contingent consideration	—	—	(1,450)
Other	120	152	(440)
Total	$7,746	$10,583	$9,452

(1) Statutory rate was 35% for fiscal years 2015, 2014 and 2013.

8.     Income Taxes (continued)

The decrease in income tax expense in fiscal year 2015 compared to fiscal year 2014 was primarily due to a 28% decrease in income before taxes. The increase in income tax expense in fiscal year 2014 compared to fiscal year 2013 is primarily due to the benefit received in fiscal year 2013 related to the change in value of contingent consideration, the absence of which increased the effective tax rate from 30% in fiscal year 2013 to 36% in fiscal year 2014 partially offset by a 7% decrease in net income before taxes.

The effective tax rates for fiscal year 2015 differ from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, valuation allowance on the impairment of the investment in Aesthetic Sciences Corporation, and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and state and federal research and development credits. The effective tax rates for fiscal year 2014 differ from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, the benefit of federal and state research and development credits, and the change in valuation allowance. The effective tax rates for fiscal year 2013 differ from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, change in value of contingent consideration, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, the benefit of federal and state research and development credits, and the change in valuation allowance.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 31, 2015	May 25, 2014
Deferred tax assets:
Net operating loss carryforwards	$3,415	$3,630
Accruals and reserves	1,964	1,746
Stock-based compensation	662	723
Research and AMT credit carryforwards	515	495
Other	966	545
Gross deferred tax assets	7,522	7,139
Valuation allowance	(1,234)	(881)
Net deferred tax assets	6,288	6,258

Deferred tax liabilities:
Basis difference in investment in non-public company	(10,753)	(9,270)
Depreciation and amortization	(7,186)	(5,705)
Goodwill and other indefinite life intangibles	(20,578)	(19,360)
Deferred tax liabilities	(38,517)	(34,335)

Net deferred tax liabilities	$(32,229)	$(28,077)

As of May 31, 2015, the Company had federal, California, Indiana, and other state net operating loss carryforwards of approximately $7.8 million, $0.8 million, $6.6 million, and $13.3 million respectively. These losses expire in different periods through 2032, if not utilized. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $500,000 of the gross California net operating loss to additional paid in capital as and when such excess tax benefits are ultimately realized. The Company acquired additional net operating losses through the acquisition of GreenLine. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

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

8.     Income Taxes (continued)

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, the Company determined that a valuation allowance of $1.2 million should be recorded as a result of uncertainty around the utilization of certain state net operating losses and a book impairment loss on the Company's investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The valuation allowance increased by $353,000 in fiscal year 2015 primarily due to uncertainty around the utilization of certain state net operating losses and credits.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 31, 2015	May 25, 2014	May 26, 2013
Unrecognized tax benefits – beginning of the period	$1,035	$998	$766
Gross increases – tax positions in prior period	17	7	103
Gross decreases – tax positions in prior period	(141)	(48)	—
Gross increases – current-period tax positions	76	78	129
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – end of the period	$987	$1,035	$998

As of May 31, 2015, the total amount of net unrecognized tax benefits was $987,000, of which, $800,000, if recognized, would affect the effective tax rate. As of May 25, 2014, the total amount of net unrecognized tax benefits was $1.0 million, of which, $817,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was not material as of May 31, 2015 and May 25, 2014. Additionally, the Company does not expect its unrecognized tax benefits to change materially within the next twelve months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

9.     Commitments and Contingencies

Operating Leases

Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2023. Certain of these leases have renewal options.

9.     Commitments and Contingencies (continued)

The approximate future minimum lease payments under these operating leases, excluding land leases, at May 31, 2015 are as follows (in thousands):

Amount
FY 2016	$3,136
FY 2017	2,631
FY 2018	1,768
FY 2019	1,003
FY 2020	257
Thereafter	624
Total	$9,419

Rent expense for operating leases, including month to month arrangements was $5.0 million, $4.4 million and $4.8 million for the fiscal years 2015, 2014 and 2013, respectively.

Capital Leases

There was no equipment under capital lease agreements at May 31, 2015.

Employment Agreements

Landec has entered into employment agreements with certain key employees. These agreements provide for these employees to receive incentive bonuses based on the financial performance of certain divisions in addition to their annual base salaries. The accrued incentive bonuses amounted to $1.0 million at May 31, 2015 and $656,000 at May 25, 2014.

Purchase Commitments

At May 31, 2015, the Company was committed to purchase $15.1 million of produce during fiscal year 2016 in accordance with contractual terms at market rates. Payments of $16.8 million were made in fiscal year 2015 under similar arrangements.

Loss Contingencies

As of May 31, 2015, the Company is not a party to any legal proceedings.

10.     Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to substantially all of the Company’s employees. Landec’s Corporate Plan, which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (“IRS”) limitation into designated investment funds. The Company matches 67% on the first 6% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2015, 2014 and 2013, the Company contributed $1.2 million, $1.1 million and $939,000, respectively, to the Landec Plan.

 11.     Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Food Products Technology segment, the Food Export segment and the Hyaluronan-based Biomaterials segment.

11.     Business Segment Reporting (continued)

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

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	May 31, 2015	May 25, 2014	May 26, 2013
Canada	$79.7	$46.6	$27.8
Taiwan	$32.1	$30.7	$31.0
Indonesia	$9.0	$9.6	$21.0
China	$9.0	$8.2	$5.0
Japan	$8.5	$9.9	$10.6
Belgium	$6.8	$13.1	$16.6
All Other Countries	$18.4	$19.1	$20.8

Operations by segment consisted of the following (in thousands):

	Food Products		Hyaluronan-based
Fiscal Year Ended May 31, 2015	Technology	Food Export	Biomaterials	Corporate	TOTAL
Net sales	$430,415	$67,837	$40,432	$573	$539,257
International sales	$80,500	$67,714	$15,246	$—	$163,460
Gross profit	$45,993	$4,252	$14,609	$553	$65,407
Net income (loss)	$17,145	$1,041	$3,838	$(8,480)	$13,544
Identifiable assets	$228,672	$27,746	$85,779	$4,268	$346,465
Depreciation and amortization	$4,766	$6	$2,184	$134	$7,090
Capital expenditures	$12,895	$—	$4,499	$117	$17,511
Dividend income	$1,417	$—	$—	$—	$1,417
Interest income	$32	$—	$254	$29	$315
Interest expense	$1,655	$—	$174	$—	$1,829
Income tax expense	$792	$48	$177	$6,729	$7,746

Fiscal Year Ended May 25, 2014
Net sales	$360,728	$69,827	$45,704	$554	$476,813
International sales	$47,224	$69,710	$20,312	$—	$137,246
Gross profit	$36,318	$5,340	$20,456	$450	$62,564
Net income (loss)	$19,041	$1,973	$9,695	$(11,564)	$19,145
Identifiable assets	$196,257	$25,391	$85,858	$6,117	$313,623
Depreciation and amortization	$4,751	$6	$2,221	$136	$7,114
Capital expenditures	$10,950	$—	$3,877	$59	$14,886
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$12	$—	$242	$6	$260
Interest expense	$1,402	$—	$248	$—	$1,650
Income tax expense	$33	$3	$17	$10,530	$10,583

Fiscal Year Ended May 26, 2013
Net sales	$320,447	$78,568	$41,281	$1,412	$441,708
International sales	$27,532	$78,442	$26,792	$—	$132,766
Gross profit	$37,077	$5,274	$19,102	$1,307	$62,760
Net income (loss)	$20,526	$1,660	$6,835	$(6,434)	$22,587
Identifiable assets	$180,104	$21,737	$80,940	$8,161	$290,942
Depreciation and amortization	$4,761	$4	$2,379	$151	$7,295
Capital expenditures	$5,598	$—	$3,190	$89	$8,877
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$42	$—	$137	$—	$179
Interest expense	$1,707	$—	$301	$—	$2,008
Income tax expense	$3,399	$339	$1,400	$4,314	$9,452

12.     Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2015, 2014 and 2013 (in thousands, except for per share amounts):

FY 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2015
Revenues	$133,614	$132,665	$138,530	$134,448	$539,257
Gross profit	$14,188	$15,666	$16,885	$18,668	$65,407
Net income	$2,353	$3,223	$3,772	$4,196	$13,544
Net income per basic share	$0.09	$0.12	$0.14	$0.16	$0.50
Net income per diluted share	$0.09	$0.12	$0.14	$0.15	$0.50

FY 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2014
Revenues	$109,479	$120,026	$126,379	$120,929	$476,813
Gross profit	$12,532	$13,734	$20,155	$16,143	$62,564
Net income	$4,752	$3,451	$6,400	$4,542	$19,145
Net income per basic share	$0.18	$0.13	$0.24	$0.17	$0.72
Net income per diluted share	$0.18	$0.13	$0.24	$0.17	$0.71

FY 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2013
Revenues	$102,074	$114,654	$117,867	$107,113	$441,708
Gross profit	$13,763	$18,459	$17,508	$13,030	$62,760
Net income (loss)	$4,366	$8,913	$4,789	$4,519	$22,587
Net income (loss) per basic share	$0.17	$0.35	$0.19	$0.17	$0.87
Net income (loss) per diluted share	$0.17	$0.34	$0.18	$0.17	$0.85

(b)     Index of Exhibits.

Exhibit Number:	Exhibit Title
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2011.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

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

10.29*	Long-Term Incentive Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.30*

Employment Agreement between the Registrant and Gregory S. Skinner effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K dated December 10, 2012.

10.31*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.32*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.33*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.34*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.35*	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.36*	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.37*	2015 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 23, 2014.

Exhibit Number:	Exhibit Title

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

10.40

Second Amendment to Credit Agreement dated July 17, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

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

10.43

Third Amendment to Credit Agreement dated as of August 28, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

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

10.47

Proposal Letter dated April 2, 2015 between Banc of America Leasing & Capital, LLC, Apio, Inc. and Landec Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.48

Master Loan and Security Agreement dated as of May 7, 2015 between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.49

Form of Equipment Security Note between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

Exhibit Number:	Exhibit Title

10.50

Guaranty dated as of May 7, 2015 between Landec Corporation and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.51

Commitment Letter dated May 15, 2015 between General Electric Capital Corporation and Apio, Inc., incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.52*	2016 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 28, 2015.

21.1	Subsidiaries of the Registrant at May 31, 2015	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on July 30, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary T. Steele
Gary T. Steele	President and Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2015
/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2015
/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	July 30, 2015

/s/ Robert Tobin
Robert Tobin	Director	July 30, 2015

/s/ Albert D. Bolles, Ph.D
Albert D. Bolles, Ph.D	Director	July 30, 2015

/s/ Frederick Frank
Frederick Frank	Director	July 30, 2015

/s/ Steven Goldby
Steven Goldby	Director	July 30, 2015

/s/ Richard Dean Hollis
Richard Dean Hollis	Director	July 30, 2015

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	July 30, 2015

/s/ Tonia Pankopf
Tonia Pankopf	Director	July 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.