Form 10-Q
period 2015-08-30
LANDEC CORP \CA\
filed 2015-10-01
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 30, 2015, or

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

Yes           No   X

As of September 25, 2015, there were 27,015,022 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended August 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	August 30, 2015	May 31, 2015
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,103	$14,127
Accounts receivable, less allowance for doubtful accounts of $423 and $382 at August 30, 2015 and May 31, 2015, respectively	44,520	46,479
Income taxes receivable	134	152
Inventories, net	28,423	25,027
Deferred taxes	2,038	2,111
Prepaid expenses and other current assets	5,128	5,306
Total Current Assets	87,346	93,202

Investment in non-public company, fair value	62,300	61,500
Property and equipment, net	85,954	84,465
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	7,632	7,835
Other assets	1,305	1,415
Total Assets	$342,585	$346,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,946	$35,009
Income taxes payable	104	1,229
Accrued compensation	3,913	6,742
Other accrued liabilities	4,851	3,983
Deferred revenue	854	843
Current portion of long-term debt	7,650	8,353
Total Current Liabilities	49,318	56,159

Long-term debt, less current portion	32,953	34,166
Deferred taxes	34,776	34,340
Other non-current liabilities	1,529	1,691
Total Liabilities	118,576	126,356

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,015,022 and 26,990,490 shares issued and outstanding at August 30, 2015 and May 31, 2015, respectively	27	27
Additional paid-in capital	134,219	133,307
Retained earnings	88,050	85,098
Total Stockholders’ Equity	222,296	218,432
Non-controlling interest	1,713	1,677
Total Equity	224,009	220,109
Total Liabilities and Stockholders’ Equity	$342,585	$346,465

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 30, 2015	August 31, 2014
Product sales	$135,355	$133,614

Cost of product sales	117,378	119,426

Gross profit	17,977	14,188

Operating costs and expenses:
Research and development	1,875	1,795
Selling, general and administrative	12,165	8,859
Total operating costs and expenses	14,040	10,654
Operating income	3,937	3,534
Dividend income	413	281
Interest income	31	93
Interest expense	(502)	(383)
Other income	800	200
Net income before taxes	4,679	3,725
Income tax expense	(1,691)	(1,301)
Consolidated net income	2,988	2,424
Non-controlling interest	(36)	(71)
Net income and comprehensive income applicable to common stockholders	$2,952	$2,353

Basic net income per share	$0.11	$0.09
Diluted net income per share	$0.11	$0.09

Shares used in per share computation
Basic	27,005	26,840
Diluted	27,409	27,267

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	August 30,	August 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$2,988	$2,424
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,211	1,513
Stock-based compensation expense	797	398
Deferred taxes	509	429
Change in investment in non-public company, fair value	(800)	(200)
Tax benefit from stock based compensation	(74)	—
Net gain on disposal of property and equipment	(3)	—
Changes in current assets and current liabilities:
Accounts receivable, net	1,959	929
Income taxes receivable	92	936
Inventories, net	(3,396)	(3,099)
Prepaid expenses and other current assets	178	(2,823)
Accounts payable	(3,063)	5,264
Income taxes payable	(1,125)	—
Accrued compensation	(2,829)	(549)
Other accrued liabilities	706	(1,084)
Deferred revenue	11	(195)
Net cash (used in) provided by operating activities	(1,839)	3,943

Cash flows from investing activities:
Purchases of property and equipment	(3,487)	(4,098)
Investment in non-public company, fair value	—	(11,000)
Proceeds from sale of fixed assets	91	—
Net cash used in investing activities	(3,396)	(15,098)

Cash flows from financing activities:
Proceeds from sale of common stock	41	3
Taxes paid by Company for stock swaps and RSUs	—	(12)
Tax benefit from stock based compensation	74	—
Proceeds from long-term debt	—	7,070
Payments on long-term debt	(1,916)	(1,411)
Proceeds from lines of credit	—	11,117
Payments on lines of credit	—	(11,117)
Change in other assets	12	(209)
Net cash (used in) provided by financing activities	(1,789)	5,441
Net decrease in cash and cash equivalents	(7,024)	(5,714)
Cash and cash equivalents at beginning of period	14,127	14,243
Cash and cash equivalents at end of period	$7,103	$8,529

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s technologies, along with its customer relationships and tradenames, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 30, 2015 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

The results of operations for the three months ended August 30, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations. In addition, the first quarter of fiscal year 2015 was a 14-week quarter which occurs once every six years compared to the standard 13-week quarter in the first quarter of fiscal year 2016.

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its partnership interest in Apio Cooling and its equity investment in a non-public company are not VIEs.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair values of the Company’s financial instruments are not materially different from their recorded amounts as of August 30, 2015 and May 31, 2015.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 30, 2015 and May 31, 2015. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years and trademarks, tradenames and goodwill with indefinite lives.

Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Indefinite lived intangible assets are reviewed for impairment at least annually. For goodwill and other indefinite-lived intangible assets, the Company performs a qualitative impairment analysis in accordance with ASC 350-30-35.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have been incurred but have not been paid as of August 30, 2015 and May 31, 2015, respectively. It is reasonably possible that the expense the Company ultimately incurs could differ from amounts accrued, and adjustments to future reserves may be necessary.

Long-Term Incentive Plan

On July 25, 2013, the Landec Long-Term Incentive Plan (“LTIP”) was established which allows certain executives to earn a performance-based bonus that is based upon a cumulative operating income target for fiscal years 2014, 2015, and 2016. The LTIP was designed to align the interests of management with the long-term financial success of the Company. If the three-year cumulative operating income target had been met, approximately $2.0 million in bonuses would have been paid. Through fiscal year 2014, the Company was recording the estimated plan bonus on a straight-line basis over the 36-month LTIP period. During the first quarter of fiscal year 2015, the Company determined it was unlikely the three-year cumulative operating income target would be attained and therefore all LTIP bonus accruals were reversed at that time. The reversal resulted in a $677,000 reduction in selling, general, and administrative expenses during the three months ended August 31, 2014 in the accompanying Consolidated Statements of Comprehensive Income.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three months ended August 30, 2015 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 30, 2015			At May 31, 2015
Revenue growth rates		4%			4%
Expense growth rates		4%			4%
Income tax rates		15%			15%
Discount rates	15%	to	21%	15%	to	21%

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

Impact on value of Windset investment as of August 30, 2015
10% increase in revenue growth rates	$2,100
10% increase in expense growth rates	$(1,600)
10% increase in income tax rates	$—
10% increase in discount rates	$(1,000)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s Windset investment as of August 30, 2015 and May 31, 2015 was $62.3 million and $61.5 million, respectively.

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are generally washed and packaged in the Company’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income.

In addition, Apio revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to the Company’s customers. Sales of BreatheWay packaging are recognized when shipped to the customer.

Apio’s export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

Lifecore generates revenue through the sale of products containing HA and non-HA materials. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other. The vast majority of revenues from Lifecore are recognized upon shipment.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended August 30, 2015	Three months ended August 31, 2014
Recorded upon shipment	$110,416	$106,240
Recorded upon acceptance in foreign port	22,344	26,587
Revenue from multiple element arrangements	1,589	575
Revenue from license fees, R&D contracts and royalties/profit sharing	1,006	212
TOTAL	$135,355	$133,614

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

New Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Cost ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. Management is currently evaluating the impact that adoption of ASU 2015-03 will have on the Company’s Consolidated Financial Statements and disclosures.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019 with early application permitted in the first quarter of the Company’s fiscal year 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

2.	Investment in non-public company

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

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares but at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

The investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders. As the put and call options require all of the various shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.

During the three months ended August 30, 2015 and August 31, 2014, the Company recorded $413,000 and $281,000, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended August 30, 2015 and August 31, 2014 was $800,000 and $200,000, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary breathable packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay® trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of exclusive product as each is added to the agreement. As of August 30, 2015, two products have been added to the agreement. The Company recognized license fees of $106,000 and $0, respectively, for the three months ended August 30, 2015 and August 31, 2014.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended August 30, 2015	Three Months Ended August 31, 2014
Options	$330	$133
RSUs	467	265
Total stock-based compensation expense	$797	$398

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended August 30, 2015	Three Months Ended August 31, 2014
Research and development	$60	$12
Sales, general and administrative	737	386
Total stock-based compensation expense	$797	$398

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

As of August 30, 2015, there was $7.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.5 years for stock options and 2.4 years for restricted stock unit awards.

4.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 30, 2015	Three Months Ended August 31, 2014
Numerator:
Net income applicable to Common Stockholders	$2,952	$2,353

Denominator:
Weighted average shares for basic net income per share	27,005	26,840
Effect of dilutive securities:
Stock options and restricted stock units	404	427
Weighted average shares for diluted net income per share	27,409	27,267

Diluted net income per share	$0.11	$0.09

For the three months ended August 30, 2015 and August 31, 2014, the computation of the diluted net income per share excludes the impact of options to purchase 1,077,232 shares and 336,071 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three months ended August 30, 2015 was $1.7 million. The effective tax rate for both the three months ended August 30, 2015 and August 31, 2014 was 36%. The effective tax rate for the three months ended August 30, 2015 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and state research and development credits.

As of August 30, 2015 and May 31, 2015, the Company had unrecognized tax benefits of approximately $864,000 and $1.0 million, respectively.  Included in the balance of unrecognized tax benefits as of August 30, 2015 and May 31, 2015 is approximately $720,000 and $800,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 30, 2015 and May 31, 2015.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	August 30, 2015	May 31, 2015
Finished goods	$15,240	$13,271
Raw materials	10,388	9,879
Work in progress	2,795	1,877
Total	$28,423	$25,027

7.	Debt

 Long-term debt consists of the following (in thousands):

	August 30, 2015	May 31, 2015
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$14,924	$15,172
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	7,263	7,705
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	6,250	6,476
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,776	3,907
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	3,700	3,819
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	2,250	3,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.22% and 0.31% at August 30, 2015 and May 31, 2015, respectively)	2,440	2,440
Total	40,603	42,519
Less current portion	(7,650)	(8,353)
Long-term portion	$32,953	$34,166

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $24.7 million at August 30, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 30, 2015 and May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

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

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate on at the time of borrowing. No amounts had been borrowed under these committed loans as of August 30, 2015.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of August 30, 2015 and May 31, 2015.

Also on May 15, 2015, Apio and BofA entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a seven-year amortization period and will have a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under this equipment loan at a fixed rate of 2.79%.

Unamortized loan origination fees associated with the GE Debt Agreements and BofA Loan were $1.1 million and $1.2 million at August 30, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees for Apio recorded to interest expense for the three months ended August 30, 2015 and August 31, 2014 were $86,000 and $46,000, respectively.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $8.5 million at August 30, 2015) and with no unused fee and as of August 30, 2015 no amounts were outstanding under the line of credit.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of August 30, 2015 and May 31, 2015. Unamortized loan origination fees for the Lifecore Debt Agreements were $36,000 and $48,000 at August 30, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

The Company sells products to and earns license fees from Windset. During the three months ended August 30, 2015 and August 31, 2014, the Company recognized revenues of $126,000 and $34,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The associated receivable balances of $137,000 and $306,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 30, 2015 and May 31, 2015, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended August 30, 2015 and August 31, 2014, the Company recognized cost of product sales of $7,000 and $411,000, respectively. These amounts have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income. The associated accounts payable of $11,000 and $244,000 are included in accounts payable in the accompanying Consolidated Balance Sheets as of August 30, 2015 and May 31, 2015, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Stockholders’ Equity

During the three months ended August 30, 2015, the Company granted options to purchase 60,000 shares of common stock and awarded 20,000 restricted stock units.

As of August 30, 2015, the Company has reserved 3.0 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 30, 2015, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

August 30, 2015
Common Stock Shares
Balance at May 31, 2015	26,990,490
Stock options exercised, net of shares tendered	24,532
Vested restricted stock units, net of shares tendered	—
Balance at August 30, 2015	27,015,022

Common Stock
Balance at May 31, 2015	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at August 30, 2015	$27

Additional Paid-in Capital
Balance at May 31, 2015	$133,307
Stock options exercised, net of shares tendered	41
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and RSUs	—
Stock-based compensation expense	797
Tax benefit from stock based compensation expense	74
Balance at August 30, 2015	$134,219

Retained Earnings
Balance at May 31, 2015	$85,098
Net income applicable to common stockholders	2,952
Balance at August 30, 2015	$88,050

Non-controlling Interest
Balance at May 31, 2015	$1,677
Non-controlling interest in net income	36
Distributions to non-controlling interest	—
Balance at August 30, 2015	$1,713

10.	Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Packaged Fresh Vegetables (formerly known as Food Products Technology) segment, the Food Export segment and the Biomaterials (formerly known as HA-based Biomaterials) segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut vegetables, the majority of which incorporate the BreatheWay specialty packaging for retail grocery, club store and food services industries. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for non-vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia and domestically. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and Veterinary/Other markets. Corporate licenses Landec’s patented Intellicoat® seed coatings to the farming industry and licenses the Company’s Intelimer polymers for personal care products and other industrial products. The Corporate segment also includes general and administrative expenses, non-Packaged Fresh Vegetables and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales were as follows (in millions):

	Three Months Ended
	August 30, 2015	August 31, 2014
Canada	$20.7	$17.7
Taiwan	$13.0	$16.2
China	$4.0	$4.4
Japan	$2.0	$2.8
Indonesia	$1.5	$1.6
Belgium	$0.8	$—
All Other Countries	$4.3	$3.7

Operations and identifiable assets by business segment consisted of the following (in thousands):

	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	Total
Three Months Ended August 30, 2015
Net sales	$103,706	$22,344	$8,798	$507	$135,355
International sales	$20,805	$22,344	$3,127	$—	$46,276
Gross profit	$13,252	$1,003	$3,215	$507	$17,977
Net income (loss)	$3,260	$101	$67	$(476)	$2,952
Depreciation and amortization	$1,567	$1	$605	$38	$2,211
Dividend Income	$413	$—	$—	$—	$413
Interest income	$6	$—	$25	$—	$31
Interest expense	$467	$—	$35	$—	$502
Income tax expense	$921	$28	$19	$723	$1,691

Three Months Ended August 31, 2014
Net sales	$100,106	$26,597	$6,811	$100	$133,614
International sales	$18,151	$26,587	$1,634	$—	$46,372
Gross profit	$11,854	$1,186	$1,048	$100	$14,188
Net income (loss)	$3,646	$271	$(1,542)	$(22)	$2,353
Depreciation and amortization	$1,010	$1	$471	$31	$1,513
Dividend Income	$281	$—	$—	$—	$281
Interest income	$11	$—	$71	$11	$93
Interest expense	$338	$—	$45	$—	$383
Income tax expense (benefit)	$870	$44	$(251)	$638	$1,301

During the three months ended August 30, 2015 and August 31, 2014, sales to the Company’s top five customers accounted for 47% and 46%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 20% and 11% of revenues, respectively, for both the three months ended August 30, 2015 and August 31, 2014. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

11.	Subsequent Events

On September 4, 2015, Lifecore entered into a new lease whereby it has leased a 65,000 square foot building in Chaska, MN approximately two miles from its current facility. The initial term of the lease is seven years with two five-year options. The lease contains a buy out option at any time after year seven with the purchase price equal to then mortgage balance on the lessor’s loan secured by the building. The lease will be accounted for as a capital lease with an initial capital asset and related capital lease liability of approximately $3.8 million, and a monthly expense of approximately $38,000 over the initial lease term. Lifecore and the lessor will be making capital improvements over the next couple of months and thus the lease does not become effective until November 1, 2015. Lifecore initially plans to use the building for storage and final packaging.

On September 28, 2015, Apio borrowed $1.3 million from GE Capital to finance a portion of Apio's equipment capacity expansion. This short-term borrowing is an interest only, progress payment draw, with an interim interest rate of LIBOR plus 1.75% (currently 1.94%). This initial draw, plus any subsequent draws determined as necessary by the Company, are expected to be refinanced into a single fixed-rate equipment term loan at the end of the construction period, which is currently estimated to be around April 2016. The eventual equipment term loan is expected to be due in five years, with a seven-year amortization. This loan was made pursuant to the existing GE Capital equipment financing commitment letter entered into on May 15, 2015 (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I-Item 1 of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 31, 2015.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s HA biopolymers are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary.

Landec has three core businesses – Packaged Fresh Vegetables, Food Export and Biomaterials – each of which is described below.

Apio, Landec’s wholly-owned subsidiary, operates the Company’s Packaged Fresh Vegetables business, which combines its proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and packaged fresh vegetables processor which sells products under the Eat Smart and GreenLine brands. In Apio’s packaged vegetables operation, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also licenses the BreatheWay technology to partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and to Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.

Apio also operates the Food Export business through its subsidiary, Cal Ex Trading Company (“Cal-Ex”). The Food Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

Lifecore, Landec’s wholly-owned subsidiary, operates the Company’s Biomaterials business and is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in animals including humans and non-HA materials. Lifecore’s products are sold worldwide for use primarily in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Veterinary/Other. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMO validated manufacturing facility for supplying commercial, clinical and pre-clinical products. Lifecore also supplies limited quantities of HA, and non-HA raw materials to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA, and uses its aseptic filling capabilities to provide private-labeled HA and non-HA finished goods to its customers. Furthermore, Lifecore manufactures and sells its own HA-based finished goods in several foreign markets. Lifecore is known as a premium supplier of HA and non-HA materials with expertise in formulation and filling of difficult to handle products. Its name recognition allows Lifecore to attract new customers and sell new products and offer its services with a minimal marketing and sales infrastructure.

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

Description of Core Business

Landec participates in three core business segments: Packaged Fresh Vegetables, Food Export and Biomaterials.

Packaged Fresh Vegetable Business

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products primarily packaged in our proprietary BreatheWay packaging. The Packaged Fresh Vegetable business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores and food service operators. During the fiscal year ended May 31, 2015, Apio shipped approximately 32 million cartons of produce to its customers throughout North America, primarily in the United States.

There are five major characteristics of Apio that drives revenue and gross profit growth in the Packaged Fresh Vegetable market:

Packaged Vegetable Supplier: Apio has structured its business as a marketer and seller of branded and private label fresh-cut and whole produce. It is focused on selling products under its Eat Smart and GreenLine brands and private label brands for its fresh-cut and whole vegetable products. As retail grocery chains, club stores and food service operators consolidate, Apio is well positioned as a single source of a broad range of products.

Reduced Farming Risks: Apio reduces its farming risk by not taking ownership of farmland, and instead, contracts with growers for produce and, during certain times of the year, enters into joint ventures with growers for produce. The year-round sourcing of produce is a key component to the fresh-cut and whole vegetable processing business.

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole vegetable business. Apio’s processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. With the acquisition of GreenLine, Apio now has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and Apio now processes non-green bean products in one of its East Coast processing facilities to meet the next-day delivery needs of customers.

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new packaged vegetable products each year. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Apio has introduced twelve new unique products.

Products Currently in Approximately 60% of U.S. Retail Grocery Stores: Apio has products in approximately 60% of all U.S. retail grocery stores. This gives Apio the opportunity to sell other products of its Eat Smart and GreenLine products including its new line of salad kits containing superfood vegetables.

The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of over $2.0 million as of May 2015. Additionally, we have launched several other superfood salad kits including Ginger Bok Choy, Wild Greens & Quinoa, Beets & Greens Salad, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in over 60% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands Eat Smart and GreenLine. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company is engaged in the testing and development of other BreatheWay products. These packaging license relationships generate revenues either from product sales or royalties once commercialized.

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

Biomaterials Business

Our Biomaterials business is operated through our Lifecore subsidiary.

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

Results of Operations

Revenues (in thousands):

	Three months ended 8/30/15	Three months ended 8/31/14	Change
Packaged Fresh Vegetables	103,706	100,106	4%
Food Export	22,344	26,597	(16%)
Total Apio	126,050	126,703	(1%)
Biomaterials	8,798	6,811	29%
Corporate	507	100	407%
Total Revenues	$135,355	$133,614	1%

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, the Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio’s Packaged Fresh Vegetables revenues for the three months ended August 30, 2015 compared to the first quarter of last year was primarily due to a favorable product mix change to higher priced products resulting primarily from increased sales of salad kit products more than offsetting the extra week in the first quarter of last year.

Food Export (Apio)

Apio export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s export business for the three months ended August 30, 2015 compared to the same period last year was due to a 15% decrease in unit volume sales driven primarily by the high value of the U.S. dollar compared to most Asian currencies which make our export products more expensive since our customers pays Apio in U.S. dollars.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three months ended August 30, 2015 compared to the same period last year was due to a $1.3 million increase in development service revenue and from a $678,000 increase in revenues in Lifecore’s fermentation business primarily as a result of the key customer who reduced purchases last fiscal year resuming historical ordering patterns.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The increase in Corporate revenues for the three months ended August 30, 2015 compared to the same period of the prior year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Gross Profit (in thousands):

	Three months ended 8/30/15	Three months ended 8/31/14	Change
Packaged Fresh Vegetables	$13,252	$11,854	12%
Food Export	1,003	1,186	(15%)
Total Apio	14,255	13,040	9%
Biomaterials	3,215	1,048	207%
Corporate	507	100	407%
Total Gross Profit	$17,977	$14,188	27%

 General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with accounting principles generally accepted in the United States. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 30, 2015 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the three months ended August 30, 2015 compared to the same period last year was primarily due to the gross profit generated from the 4% increase in revenues and from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin new products versus the lower margin core packaged vegetable products.

Food Export (Apio)

Apio’s export business is a buy/sell business that realizes a commission-based margin in the 5-10% range. The decrease in gross profit for Apio’s export business during the three months ended August 30, 2015 compared to the same period last year was due to a 16% decrease in revenues.

Biomaterials (Lifecore)

The increase in gross profit during the three months ended August 30, 2015 compared to the same period last year was due to the 29% increase in revenues and from a favorable revenue and product mix change to a higher percentage of revenue and sales being from the higher margin development service revenues and fermentation products than from the lower margin aseptically filled products.

Corporate

The increase in Corporate gross profit for the three months ended August 30, 2015 compared to the same period of the prior year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Operating Expenses (in thousands):

	Three months ended 8/30/15	Three months ended 8/31/14	Change
Research and Development:
Apio	$205	$167	23%
Lifecore	1,225	1,256	(2%)
Corporate	445	372	20%
Total R&D	$1,875	$1,795	4%

Selling, General and Administrative:
Apio	$8,203	$6,170	33%
Lifecore	1,242	1,053	18%
Corporate	2,720	1,636	66%
Total S,G&A	$12,165	$8,859	37%

Research and Development (R&D)

Landec’s R&D consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Corporate, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses and on new R&D collaborations with partners.

The increase in R&D expenses for the three months ended August 30, 2015 compared to the same period last year was not significant.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the three months ended August 30, 2015 compared to the same period last year was primarily due to a 33% increase in both sales and marketing expenses and general and administrative expenses at Apio primarily to ramp up introduction, product launches, advertising and promotions of our existing and new salad kit products to drive current and future sales and from additional headcount hired over the past year. The increase at Corporate was primarily due to the reversal of the $677,000 LTIP accrual in the first quarter of last year and from an increase in stock based compensation as a result of stock option and RSU grants in May 2015.

Other (in thousands):

	Three months ended 8/30/15	Three months ended 8/31/14	Change
Dividend Income	$413	$281	47%
Interest Income	$31	$93	(67%)
Interest Expense	$(502)	$(383)	31%
Other Income	$800	$200	300%
Income Taxes	$(1,691)	$(1,301)	30%
Non-controlling interest	$(36)	$(71)	(49%)

Dividend Income

Dividend income is derived from the dividends accrued on our $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for the three ended August 30, 2015 compared to the same period last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The decrease in interest income for the three months ended August 30, 2015 compared to the same period last year was not significant.

Interest Expense

The increase in interest expense for the three months ended August 30, 2015 compared to the same period last year was due to $8 million of new debt borrowings during fiscal year 2015.

Other Income (Expense)

The increase in other income was due to the increase in the fair market value of our Windset investment being higher in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015.

Income Taxes

The increase in the income tax expense was primarily due to a 26% increase in net income before taxes during the three months ended August 30, 2015 compared to the same period last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non-controlling interest for the three months ended August 30, 2015 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 30, 2015, the Company had cash and cash equivalents of $7.1 million, a net decrease of $7.0 million from $14.1 million at May 31, 2015.

Cash Flow from Operating Activities

Landec used $1.8 million of cash from operating activities during the three months ended August 30, 2015, compared to generating $3.9 million of cash from operating activities for the three months ended August 31, 2014. The primary sources of cash from operating activities during the three months ended August 30, 2015 were from (1) generating $3.0 million of net income, (2) $3.0 million of depreciation/amortization and stock based compensation expenses and (3) a $509,000 net increase in deferred tax liabilities. These sources of cash were offset by a net increase of $7.5 million in working capital, and $800,000 non-cash increase in the value of the Company’s investment in Windset. The primary factors which increased working capital during the first quarter of fiscal year 2016 were (1) a $3.4 million increase in inventory primarily at Lifecore for orders that will be shipped during the second and third quarters, (2) a $3.1 million decrease in accounts payable primarily at Apio due primarily to the timing of payments, (3) a $2.8 million decrease in accrued compensation due primarily to the payment of fiscal year 2015 bonuses during the first quarter of fiscal year 2016 and (4) a $1.1 million decrease in income taxes payable from payments made during the first quarter for taxes due from fiscal year 2015. These increases in working capital were partially offset by a $2.0 million decrease in accounts receivable as a result of revenues for May 2015 being $2.5 million higher than August 2015.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 30, 2015 was $3.4 million compared to $15.1 million for the same period last year. The primary uses of cash in investing activities during the first quarter of fiscal year 2016 were for the purchase of $3.5 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. The decrease in cash used in investing activities during the first quarter of fiscal year 2016 compared to the first quarter of last year was due to the purchase of $11.0 million of additional Windset shares of common stock during the first quarter last year.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 30, 2015 was $1.8 million compared to generating $5.4 million in cash flow from financing activities for the same period last year. The net cash used in financing activities during the first quarter of fiscal year 2016 was primarily due to $1.9 million of payments on the Company’s long-term debt.

Capital Expenditures

During the three months ended August 30, 2015, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. In addition, the Company incurred construction costs associated with the expansion of Apio’s Hanover, PA facility. These expenditures represented the majority of the $3.5 million of capital expenditures.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $24.7 million at August 30, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At August 30, 2015 and May 31, 2015, no amounts were outstanding under Apio’s revolving line of credit.

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

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate on at the time of borrowing. No amounts had been borrowed under these committed loans as of August 30, 2015.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of August 30, 2015 and May 31, 2015.

Also on May 15, 2015, Apio and BofA entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a seven-year amortization period and will have a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under this equipment loan at a fixed rate of 2.79%.

Unamortized loan origination fees associated with the GE Debt Agreements and BofA Loan were $1.1 million and $1.2 million at August 30, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees for Apio recorded to interest expense for the three months ended August 30, 2015 and August 31, 2014 were $86,000 and $46,000, respectively.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $8.5 million at August 30, 2015) and with no unused fee and as of August 30, 2015 no amounts were outstanding under the line of credit.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of August 30, 2015 and May 31, 2015. Unamortized loan origination fees for the Lifecore Debt Agreements were $36,000 and $48,000 at August 30, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As of the date of this report, the Company is not a party to any significant legal proceedings that the Company believes has legal merit.

Item 1A.	Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 30, 2015.

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

Date:     October 1, 2015