Form 10-Q
period 2015-11-29
LANDEC CORP \CA\
filed 2016-01-07
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 29, 2015, or

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

Yes               No   X

As of December 28, 2015, there were 27,033,136 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q For the Fiscal Quarter Ended November 29, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	November 29, 2015	May 31, 2015
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,975	$14,127
Accounts receivable, less allowance for doubtful accounts of $366 and $382 at November 29, 2015 and May 31, 2015, respectively	50,283	46,479
Inventories, net	28,859	25,027
Deferred taxes	2,065	2,111
Prepaid expenses and other current assets	8,012	5,458
Total Current Assets	95,194	93,202

Investment in non-public company, fair value	62,500	61,500
Property and equipment, net	95,869	84,465
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	48,428	48,428
Customer relationships, net	7,411	7,835
Other assets	2,083	1,415
Total Assets	$361,105	$346,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,921	$35,009
Income taxes payable	527	1,229
Accrued compensation	5,383	6,742
Other accrued liabilities	5,876	3,983
Deferred revenue	381	843
Current portion of long-term debt	13,527	8,353
Total Current Liabilities	62,615	56,159

Long-term debt, less current portion	34,685	34,166
Deferred taxes	35,461	34,340
Other non-current liabilities	1,672	1,691
Total Liabilities	134,433	126,356

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,033,136 and 26,990,490 shares issued and outstanding at November 29, 2015 and May 31, 2015, respectively	27	27
Additional paid-in capital	135,202	133,307
Retained earnings	89,918	85,098
Total Stockholders’ Equity	225,147	218,432
Non-controlling interest	1,525	1,677
Total Equity	226,672	220,109
Total Liabilities and Stockholders’ Equity	$361,105	$346,465

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29, 2015	November 30, 2014	November 29, 2015	November 30, 2014
Product sales	$140,441	$132,665	$275,796	$266,279

Cost of product sales	123,176	116,999	240,554	236,425

Gross profit	17,265	15,666	35,242	29,854

Operating costs and expenses:
Research and development	1,643	1,825	3,518	3,620
Selling, general and administrative	12,815	9,949	24,979	18,808
Total operating costs and expenses	14,458	11,774	28,497	22,428

Operating income	2,807	3,892	6,745	7,426

Dividend income	413	321	825	602
Interest income	16	91	47	184
Interest expense	(439)	(472)	(941)	(855)
Other income	200	1,200	1,000	1,400

Net income before taxes	2,997	5,032	7,676	8,757
Income tax expense	(1,069)	(1,785)	(2,760)	(3,086)

Consolidated net income	1,928	3,247	4,916	5,671
Non-controlling interest	(60)	(24)	(96)	(95)
Net income and comprehensive income applicable to common stockholders	$1,868	$3,223	$4,820	$5,576

Basic net income per share	$0.07	$0.12	$0.18	$0.21
Diluted net income per share	$0.07	$0.12	$0.18	$0.20

Shares used in per share computation
Basic	27,021	26,864	27,013	26,852
Diluted	27,420	27,314	27,417	27,293

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 29,	November 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$4,916	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,339	3,343
Stock-based compensation expense	1,697	748
Tax benefit from stock-based compensation expense	(90)	(36)
Deferred taxes	1,167	1,415
Change in investment in non-public company, fair value	(1,000)	(1,400)
Changes in current assets and current liabilities:
Accounts receivable, net	(3,804)	(7,573)
Inventories, net	(3,832)	(5,705)
Issuance of notes and advances receivable	(621)	(2,464)
Collection of notes and advances receivable	249	363
Prepaid expenses and other current assets	(2,092)	2,056
Accounts payable	1,912	7,401
Income taxes payable	(702)	—
Accrued compensation	(1,359)	877
Other accrued liabilities	1,874	(303)
Deferred revenue	(462)	(1,043)
Net cash provided by operating activities	2,192	3,350

Cash flows from investing activities:
Purchases of property and equipment	(15,203)	(7,135)
Deposit on capital lease	(850)	—
Proceeds from sale of fixed assets	91	—
Investment in non-public company, fair value	—	(18,000)
Net cash used in investing activities	(15,962)	(25,135)

Cash flows from financing activities:
Proceeds from sale of common stock	108	100
Taxes paid by Company for stock swaps and RSUs	—	(12)
Tax benefit from stock-based compensation expense	90	36
Proceeds from long-term debt	9,972	11,194
Payments on long-term debt	(4,278)	(3,341)
Proceeds from lines of credit	10,500	25,117
Payments on lines of credit	(10,500)	(20,117)
Change in other assets	(26)	(269)
Payments to non-controlling interest holders	(248)	(196)
Net cash provided by financing activities	5,618	12,512
Net decrease in cash and cash equivalents	(8,152)	(9,273)
Cash and cash equivalents at beginning of period	14,127	14,243
Cash and cash equivalents at end of period	$5,975	$4,970

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 29, 2015 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

The results of operations for the six months ended November 29, 2015 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair values of the Company’s financial instruments are not materially different from their recorded amounts as of November 29, 2015 and May 31, 2015.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 29, 2015 and May 31, 2015. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

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

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have been incurred but have not been paid as of November 29, 2015 and May 31, 2015. It is reasonably possible that the expense the Company ultimately incurs could differ from amounts accrued, and adjustments to future reserves may be necessary.

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

Litigation

On September 30, 2015, plaintiffs filed a wage and hour class action lawsuit in the Superior Court of California in Santa Barbara County. Plaintiffs are non-exempt employees, or former employees, of the plant contract labor provider of Apio who allege California Labor Code violations. The Company, and its contract labor provider, are vigorously co-defending this lawsuit. The ultimate outcome of these matters is uncertain and the Company is unable to estimate the amount or the range or reasonably possible loss, if any. However, we believe we have meritorious defenses to the plaintiffs’ claims.

The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the six months ended November 29, 2015 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 29, 2015			At May 31, 2015
Revenue growth rates		4%			4%
Expense growth rates		4%			4%
Income tax rates		15%			15%
Discount rates	15%	to	21%	15%	to	21%

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

Impact on value of Windset investment as of November 29, 2015
10% increase in revenue growth rates	$2,200
10% increase in expense growth rates	$(1,800)
10% increase in income tax rates	$—
10% increase in discount rates	$(1,000)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s Windset investment as of November 29, 2015 and May 31, 2015 was $62.5 million and $61.5 million, respectively.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended November 29, 2015	Three months ended November 30, 2014	Six months ended November 29, 2015	Six months ended November 30, 2014
Recorded upon shipment	$112,709	$109,764	$223,125	$216,004
Recorded upon acceptance in foreign port	22,140	22,106	44,484	48,693
Revenue from license fees, R&D contracts and royalties/profit sharing	1,534	423	2,540	635
Revenue from multiple element arrangements	4,058	372	5,647	947
Total	$140,441	$132,665	$275,796	$266,279

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a company’s contracts with customers. ASU 2014-09 will be effective beginning the first quarter of the Company's fiscal year 2019 with early application permitted in the first quarter of the Company’s fiscal year 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. Management is currently evaluating the impact that adoption of ASU 2015-03 will have on the Company’s Consolidated Financial Statements and disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be presented on the consolidated balance sheets as noncurrent. Deferred Taxes were previously required to be classified as current or non-current on the consolidated balance sheets. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, the Company’s fiscal year 2017, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities to noncurrent in the consolidated balance sheet position on a retrospective basis.

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

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common shares, Senior A preferred shares and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7.0 million. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on or after the first anniversary, an additional $2.75 million of shares on or after the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares but at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During the three months ended November 29, 2015 and November 30, 2014, the Company recorded $413,000 and $321,000, respectively, in dividend income. During the six months ended November 29, 2015 and November 30, 2014, the Company recorded $825,000 and $602,000, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended November 29, 2015 and November 30, 2014 was $200,000 and $1.2 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The change in the fair market value of the Company’s investment in Windset for the six months ended November 29, 2015 and November 30, 2014 was $1.0 million and $1.4 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary BreatheWay packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of Exclusive Product as each is added to the agreement. As of November 29, 2015, two products have been added to the agreement. The Company recognized license fees of $120,000 and $152,000, respectively, for the three months ended November 29, 2015 and November 30, 2014. The Company recognized license fees of $226,000 and $152,000, respectively, for the six months ended November 29, 2015 and November 30, 2014.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended November 29, 2015	Three Months Ended November 30, 2014	Six Months Ended November 29, 2015	Six Months Ended November 30, 2014
Options	$360,000	$122,000	$690,000	$255,000
RSUs	540,000	228,000	$1,007,000	$493,000
Total stock-based compensation	$900,000	$350,000	$1,697,000	$748,000

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended November 29, 2015	Three Months Ended November 30, 2014	Six Months Ended November 29, 2015	Six Months Ended November 30, 2014
Research and development	$60,000	$8,000	$120,000	$20,000
Selling, general and administrative	840,000	342,000	1,577,000	728,000
Total stock-based compensation	$900,000	$350,000	$1,697,000	$748,000

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line, single-option method to calculate and recognize the fair value of stock-based compensation arrangements. In addition, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

As of November 29, 2015, there was $7.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.3 years for stock options and 2.4 years for RSUs.

4.	Diluted Net Income Per Share

The following table calculates diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 29, 2015	Three Months Ended November 30, 2014	Six Months Ended November 29, 2015	Six Months Ended November 30, 2014
Numerator:
Net income applicable to Common Stockholders	$1,868	$3,223	$4,820	$5,576

Denominator:
Weighted average shares for basic net income per share	27,021	26,864	27,013	26,852
Effect of dilutive securities:
Stock options and restricted stock units	399	450	404	441
Weighted average shares for diluted net income per share	27,420	27,314	27,417	27,293

Diluted net income per share	$0.07	$0.12	$0.18	$0.20

For the three months ended November 29, 2015 and November 30, 2014, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 321,500 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 29, 2015 and November 30, 2014, the computation of the diluted net income per share excludes the impact of options to purchase 1.1 million shares and 329,056 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three and six months ended November 29, 2015 was $1.1 million and $2.8 million, respectively.  The effective tax rate for the six months ended November 29, 2015 and November 30, 2014 was 36%. The effective tax rate for the first six months of fiscal year 2016 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and state research and development credits.

As of November 29, 2015 and May 31, 2015, the Company had unrecognized tax benefits of approximately $864,000 and $1.0 million, respectively.  Included in the balance of unrecognized tax benefits as of November 29, 2015 and May 31, 2015 is approximately $720,000 and $800,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 29, 2015 and May 31, 2015.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 and forward, none of which were individually significant.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	November 29, 2015	May 31, 2015
Finished goods	$14,188	$13,271
Raw materials	11,104	9,879
Work in progress	3,567	1,877
Total	$28,859	$25,027

7.	Debt

 Long-term debt consists of the following (in thousands):

	November 29, 2015	May 31, 2015
Real estate loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$14,674	$15,172
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	6,815	7,705
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	6,022	6,476
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,643	3,907
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	3,521	3,819
Progress payment loan with GE Capital; due in monthly interest payments through April 1, 2016 with interest payable monthly at LIBOR plus 1.75% per annum	5,771	—
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $75,345 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	4,201	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	1,500	3,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.21% and 0.31% at November 29, 2015 and May 31, 2015, respectively)	2,065	2,440
Total	48,212	42,519
Less current portion	(13,527)	(8,353)
Long-term portion	$34,685	$34,166

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $29.0 million at November 29, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 29, 2015 and May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio could borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%.

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. On September 28, 2015 and November 25, 2015, Apio received progress payments of $1.3 million and $4.5 million, respectively, under this equipment loan for equipment purchases at a variable rate of LIBOR plus 1.75%. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate at the time of borrowing. The real property loan is available to finance the real property expansion plans between May 1, 2015 and March 31, 2016. No amounts had been borrowed under the real property loan as of November 29, 2015.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of November 29, 2015 and May 31, 2015.

Also on May 15, 2015, Apio and BofA entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under this equipment loan at a fixed rate of 2.79%. On November 27, 2015, Apio borrowed $4.2 million under this equipment loan at a fixed rate of 2.92%.

Unamortized loan origination fees associated with the GE Debt Agreements and BofA Loan were $1.1 million and $1.2 million at November 29, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees for Apio recorded to interest expense for the three months ended November 29, 2015 and November 30, 2014 were $97,000 and $51,000, respectively. Amortization of loan origination fees for Apio recorded to interest expense for the six months ended November 29, 2015 and November 30, 2014 were $183,000 and $97,000, respectively.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.8 million at November 29, 2015) and with no unused fee. As of November 29, 2015 no amounts were outstanding under the Credit Agreement.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of November 29, 2015 and May 31, 2015. Unamortized loan origination fees for the Lifecore Debt Agreements were $24,000 and $48,000 at November 29, 2015 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

The Company sells products to and earns license fees from Windset. During the three months ended November 29, 2015 and November 30, 2014, the Company recognized revenues of $140,000 and $161,000, respectively. During the six months ended November 29, 2015 and November 30, 2014, the Company recognized revenues of $266,000 and $195,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $282,000 and $306,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 29, 2015 and May 31, 2015, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended November 29, 2015 and November 30, 2014, the Company recognized cost of product sales of $25,000 and $297,000, respectively. During the six months ended November 29, 2015 and November 30, 2014, the Company recognized cost of product sales of $32,000 and $708,000, respectively. These amounts have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of $36,000 and $244,000 are included in accounts payable in the accompanying Consolidated Balance Sheets as of November 29, 2015 and May 31, 2015, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Stockholders’ Equity

During the three months ended November 29, 2015, the Company granted options to purchase 36,000 shares of common stock and awarded 62,000 restricted stock units. During the six months ended November 29, 2015, the Company granted options to purchase 96,000 shares of common stock and awarded 82,000 restricted stock units.

As of November 29, 2015 the Company has reserved 2.9 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three and six months ended November 29, 2015, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

November 29, 2015
Common Stock Shares
Balance at May 31, 2015	26,990,490
Stock options exercised, net of shares tendered	34,532
Vested restricted stock units, net of shares tendered	8,114
Balance at November 29, 2015	27,033,136

Common Stock
Balance at May 31, 2015	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at November 29, 2015	$27

Additional Paid-in Capital
Balance at May 31, 2015	$133,307
Stock options exercised, net of shares tendered	108
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and RSUs	—
Stock-based compensation expense	1,697
Tax benefit from stock based compensation expense	90
Balance at November 29, 2015	$135,202

Retained Earnings
Balance at May 31, 2015	$85,098
Net income applicable to common stockholders	4,820
Balance at November 29, 2015	$89,918

Non-controlling Interest
Balance at May 31, 2015	$1,677
Non-controlling interest in net income	96
Distributions to non-controlling interest	(248)
Balance at November 29, 2015	$1,525

10.	Business Segment Reporting

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

The Company’s international sales were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 29,	November 30,	November 29,	November 30,
	2015	2014	2015	2014
Canada	$20.0	$17.5	$40.4	$35.2
Taiwan	$12.4	$9.4	$25.4	$25.6
China	$3.3	$2.9	$7.3	$7.3
Indonesia	$2.5	$4.9	$3.9	$6.5
Japan	$1.6	$2.3	$3.6	$5.1
Philippines	$0.6	$1.8	$1.5	$2.8
Belgium	$0.2	$—	$1.0	$—
All Other Countries	$3.4	$2.8	$7.1	$5.5

Operations by segment consisted of the following (in thousands):

Three Months Ended Nov. 29, 2015	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	TOTAL
Net sales	$107,164	$22,140	$10,249	$888	$140,441
International sales	$19,800	$22,140	$2,032	$—	$43,972
Gross profit	$9,979	$1,676	$4,881	$729	$17,265
Net income (loss)	$(658)	$1,176	$1,393	$(43)	$1,868
Depreciation and amortization	$1,448	$—	$641	$39	$2,128
Dividend income	$413	$—	$—	$—	$413
Interest income	$16	$—	$—	$—	$16
Interest expense	$410	$—	$29	$—	$439
Income tax expense	$(16)	$161	$393	$531	$1,069

Three Months Ended Nov. 30, 2014
Net sales	$102,079	$22,106	$8,318	$162	$132,665
International sales	$17,760	$22,106	$1,734	$—	$41,600
Gross profit	$11,151	$1,550	$2,804	$161	$15,666
Net income (loss)	$3,644	$582	$(12)	$(991)	$3,223
Depreciation and amortization	$1,237	$1	$561	$31	$1,830
Dividend income	$321	$—	$—	$—	$321
Interest income	$15	$—	$67	$9	$91
Interest expense	$425	$—	$47	$—	$472
Income tax expense	$440	$95	$(2)	$1,252	$1,785

Six Months Ended Nov. 29, 2015
Net sales	$210,870	$44,484	$19,047	$1,395	$275,796
International sales	$40,605	$44,484	$5,159	$—	$90,248
Gross profit	$23,231	$2,679	$8,096	$1,236	$35,242
Net income (loss)	$2,602	$1,277	$1,461	$(520)	$4,820
Depreciation and amortization	$3,015	$1	$1,246	$77	$4,339
Dividend income	$825	$—	$—	$—	$825
Interest income	$22	$—	$25	$—	$47
Interest expense	$877	$—	$64	$—	$941
Income tax expense	$905	$189	$412	$1,254	$2,760

Six Months Ended Nov. 30, 2014
Net sales	$202,185	$48,703	$15,129	$262	$266,279
International sales	$35,911	$48,693	$3,368	$—	$87,972
Gross profit	$23,005	$2,736	$3,852	$261	$29,854
Net income (loss)	$7,290	$853	$(1,554)	$(1,013)	$5,576
Depreciation and amortization	$2,247	$2	$1,032	$62	$3,343
Dividend income	$602	$—	$—	$—	$602
Interest income	$26	$—	$138	$20	$184
Interest expense	$763	$—	$92	$—	$855
Income tax expense	$1,310	$139	$(253)	$1,890	$3,086

During the six months ended November 29, 2015 and November 30, 2014, sales to the Company’s top five customers accounted for 45% and 44%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 19% and 11% of revenues, respectively, for the six months ended November 29, 2015 and 20% and 11% of revenues, respectively, for the six months ended November 30, 2014. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

11.	Subsequent Event

On September 4, 2015, Lifecore entered into a new lease whereby it has leased a 65,000 square foot building in Chaska, MN, approximately two miles from its current facility.  The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to then mortgage balance on the lessor’s loan secured by the building. The lease will be accounted for as a capital lease with an initial capital asset and related capital lease liability of approximately $3.8 million, and a monthly expense of approximately $38,000 over the initial lease term. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore initially will use the building for storage and final packaging.

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

Critical Accounting Policies and Use of Estimates

There have been no significant changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 31, 2015.

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

Apio, Landec’s wholly-owned subsidiary, operates the Company’s Packaged Fresh Vegetables business, which combines its proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and packaged fresh vegetables processor which sells products under the Eat Smart and GreenLine brands. In Apio’s packaged vegetables operation, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf life and reduces shrink (waste) for retailers and, for certain products, eliminates the need for ice during the distribution cycle and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also generates revenue from the sale and/or use of its the BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.

Apio also operates the Food Export business through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). The Food Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

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

The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption with weekly sales of over $2.5 million as of November 2015. Additionally, the Company has launched several other superfood salad kits including Ginger Bok Choy, Wild Greens & Quinoa, Beets & Greens Salad, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Apio has one or more of its products in over 60% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands Eat Smart and GreenLine. The Company also periodically sells its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company is engaged in the testing and development of other BreatheWay products. These packaging license relationships generate revenues either from product sales or royalties once commercialized.

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

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common shares, Senior A preferred shares and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the appreciation in the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7.0 million. The Senior B preferred shares pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares and at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

Results of Operations

Revenues (in thousands):

	Three months ended 11/29/15	Three months ended 11/30/14	Change	Six months ended 11/29/15	Six months ended 11/30/14	Change
Packaged Fresh Vegetables	$107,164	$102,079	5%	$210,870	$202,185	4%
Food Export	22,140	22,106	—	44,484	48,703	(9%)
Total Apio	129,304	124,185	4%	255,354	250,888	2%
Biomaterials	10,249	8,318	23%	19,047	15,129	26%
Corporate	888	162	448%	1,395	262	432%
Total Revenues	$140,441	$132,665	6%	$275,796	$266,279	4%

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

The increase in Apio’s Packaged Fresh Vegetables revenues for the three months ended November 29, 2015 compared to the same period of last year was primarily due to a 4% increase in unit volume sales. The increase was driven by increased sales of higher-priced salad kit products partially offset by a decrease in sales in Apio’s historical core packaged fresh vegetable business due to a severe shortage of produce during most of the second fiscal quarter of this year.

The increase in Apio’s Packaged Fresh Vegetables revenues for the six months ended November 29, 2015 compared to the same period of last year was primarily due to a 1% increase in unit volume sales. The increase was driven by increased sales of higher-priced salad kit products partially offset by a decrease in sales in Apio’s historical core packaged fresh vegetable business due to a severe shortage of produce during most of the second fiscal quarter of this year and from the extra week of business during the first six months of last year.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

Revenues in Apio’s Food Export business for the three months ended November 29, 2015 were flat compared to the same period last year as a result of sales volumes and average sales prices being flat compared to the same period last year.

The decrease in revenues in Apio’s Food Export business for the six months ended November 29, 2015 compared to the same period last year was due to a 7% decrease in unit volume sales driven primarily by the high value of the U.S. dollar compared to most Asian currencies which made our export products more expensive because our customers pay Apio in U.S. dollars.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three and six months ended November 29, 2015 compared to the same periods last year was due to an increase of $4.1 million and $5.4 million, respectively, in development service revenues resulting from an increase in development activities with existing customers. This increase was partially offset by a decrease in fermentation and aseptic revenues of $2.2 million and $1.5 million, respectively, for the three and six months ended November 29, 2015 as a result of the timing of shipments within the fiscal year compared to last year.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The increase in Corporate revenues for the three and six months ended November 29, 2015 compared to the same periods of the last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Gross Profit (in thousands):

	Three months ended 11/29/15	Three months ended 11/30/14	Change	Six months ended 11/29/15	Six months ended 11/30/14	Change
Packaged Fresh Vegetables	$9,979	$11,151	(11%)	$23,231	$23,005	1%
Food Export	1,676	1,550	8%	2,679	2,736	(2%)
Total Apio	11,655	12,701	(8%)	25,910	25,741	1%
Biomaterials	4,881	2,804	74%	8,096	3,852	110%
Corporate	729	161	353%	1,236	261	374%
Total Gross Profit	$17,265	$15,666	10%	$35,242	$29,854	18%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, casein, seeds and packaging), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 29, 2015 compared to the same periods last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for the three months ended November 29, 2015 compared to the same period last year was primarily due to severe produce shortages resulting from unseasonably warm weather in California throughout most of the second quarter of this fiscal year which significantly reduced yields. The excess cost from produce shortages of approximately $4.7 million more than offset the gross profit generated from higher revenues and a favorable product mix to a higher percentage of sales being generated from the higher margin salad kit products versus the lower margin historical core fresh packaged vegetable business.

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the six months ended November 29, 2015 compared to the same period last year was primarily due to the gross profit generated from the higher margin salad kit products which was almost completely offset by the excess cost from produce shortages of approximately $6.0 million.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a commission-based margin in the 5-10% range.

The increase in gross profit for Apio’s Food Export business during the three months ended November 29, 2015 compared to the same period last year was due to a favorable product mix resulting in a higher gross profit as a percent of sales. The gross profit as a percent of sales during the three months ended November 29, 2015 was 7.6% compared to a gross margin of 7.0% during the same period last year.

The decrease in gross profit for Apio’s Food Export business during the six months ended November 29, 2015 compared to the same period last year was due to lower revenues partially offset by a favorable product mix. The gross profit as a percent of sales during the six months ended November 29, 2015 was 6.0% compared to a gross margin of 5.6% during the same period last year.

HA-based Biomaterials (Lifecore)

The increase in gross profit during the three and six months ended November 29, 2015 compared to the same periods last year was due to a 23% and 26%, respectively, increase in revenues and from a favorable revenue and product mix change to a higher percentage of revenue and sales coming from the higher margin development service revenues and fermentation products than from the lower margin aseptically filled products.

Corporate

The increase in Corporate gross profit for the three and six months ended November 29, 2015 compared to the same periods last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Operating Expenses (in thousands):

	Three months ended 11/29/15	Three months ended 11/30/14	Change	Six months ended 11/29/15	Six months ended 11/30/14	Change
Research and Development:
Apio	$255	$187	36%	$459	$354	30%
Lifecore	1,086	1,277	(15%)	2,312	2,533	(9%)
Corporate	302	361	(16%)	747	733	2%
Total R&D	$1,643	$1,825	(10%)	$3,518	$3,620	(3%)

Selling, General and Administrative:
Apio	$8,642	$6,884	26%	$16,844	$13,054	29%
Lifecore	1,328	1,005	32%	2,570	2,058	25%
Corporate	2,845	2,060	38%	5,565	3,696	51%
Total S,G&A	$12,815	$9,949	29%	$24,979	$18,808	33%

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

The decrease in R&D expenses for the three and six months ended November 29, 2015 compared to the same periods last year was primarily due to a decrease in Lifecore R&D due primarily to the efforts being spent on development service agreements being recorded to cost of sales versus R&D.

Selling, General and Administrative

Selling, general and administrative (“S,G&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for both the three and six months ended November 29, 2015 compared to the same period last year was primarily due to a 26% and 29%, respectively, increase in both sales and marketing expenses and general and administrative expenses at Apio primarily to ramp up introduction, product launches, advertising and promotions of our existing and new salad kit products to drive current and future sales and from additional headcount hired over the past year. The increase at Lifecore was primarily due to bonuses being accrued this fiscal year compared to none last fiscal year and from headcount additions to support its growth. The increase at Corporate was primarily due to the reversal of the $677,000 LTIP accrual in the first quarter of last fiscal year and from an increase in stock based compensation as a result of stock option and RSU grants in May 2015.

Other (in thousands):

	Three months ended 11/29/15	Three months ended 11/30/14	Change	Six months ended 11/29/15	Six months ended 11/30/14	Change
Dividend Income	$413	$321	29%	$825	$602	37%
Interest Income	$16	$91	(82%)	$47	$184	(74%)
Interest Expense	$(439)	$(472)	(7%)	$(941)	$(855)	10%
Other Income	$200	$1,200	(83%)	$1,000	$1,400	(29%)
Income Taxes	$(1,069)	$(1,785)	(40%)	$(2,760)	$(3,086)	(11%)
Non-controlling Int.	$(60)	$(24)	150%	$(96)	$(95)	1%

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for the three and six months ended November 29, 2015 compared to the same periods last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The increase in interest income for the three and six months ended November 29, 2015 compared to the same periods last year was not significant.

Interest Expense

The decrease in interest expense for the three and six months ended November 29, 2015 compared to the same periods last year was not significant.

Other Income (Expense)

The decrease in other income for the three and six months ended November 29, 2015 is due to the increase in the fair value of our Windset investment being lower in the three and six months ended November 29, 2015 compared to the same periods last year.

Income Taxes

The decrease in the income tax expense for the three and six months ended November 29, 2015 is due to a 40% and 12% decrease, respectively, in net income before taxes compared to the same periods last year. This decrease was partially offset by a higher effective tax rate for both the three and six months ended November 29, 2015 of 36% compared to 35% for the same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The change in the non-controlling interest for the three and six months ended November 29, 2015 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 29, 2015, the Company had cash and cash equivalents of $6.0 million, a net decrease of $8.1 million from $14.1 million at May 31, 2015.

Cash Flow from Operating Activities

Landec generated $2.2 million of cash from operating activities during the six months ended November 29, 2015, compared to $3.4 million for the six months ended November 30, 2014. The primary sources of cash from operating activities during the six months ended November 29, 2015 were from (1) generating $4.9 million of net income, (2) $6.0 million of depreciation/amortization and stock based compensation expenses, (3) a $1.2 million net increase in deferred tax liabilities, partially offset by a $1.0 million increase in the investment in Windset and a net increase of $8.8 million in working capital. The primary factors which increased working capital during the first six months of fiscal year 2016 were (1) a $3.8 million increase in accounts receivable primarily at Apio due to the timing of shipments and receipts during November 2015, (2) a $3.8 million increase in inventory primarily at Lifecore due to the buildup of inventory to be shipped in December, (3) an increase of $2.1 million in prepaid expenses and other current assets for prepaid raw materials associated with upcoming winter crops and (4) a $1.4 million decrease in accrued compensation as a result of fiscal year 2015 bonuses being paid in fiscal year 2016. These decreases were partially offset by a $1.9 million increase in accounts payable resulting primarily from the timing of payments and increases in expenses at Apio and a $1.9 million increase in other accrued liabilities due to an increase in operating expenses.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 29, 2015 was $16.0 million compared to $25.1 million for the same period last year. The primary uses of cash in investing activities during the first six months of fiscal year 2016 were for $15.2 million of expenditures for facility expansions and the purchase of equipment primarily to support the growth of the Apio fresh packaged vegetable and Lifecore businesses.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 29, 2015 was $5.6 million compared to $12.5 million for the same period last year. The net cash provided by financing activities during the first six months of fiscal year 2016 was primarily from $10.0 million of proceeds from long-term debt partially offset by $4.3 million of payments on the Company’s long-term debt.

Capital Expenditures

During the six months ended November 29, 2015, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Apio packaged fresh vegetable and Lifecore businesses. These expenditures represented the majority of the $15.2 million of capital expenditures.

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

3)

A $19.2 million real estate loan, $1.2 million of which was paid in April 2013, with the remaining principal balance due in ten years. The real estate loan has a fifteen year amortization period due in monthly principal and interest payments of $141,962 with interest based on a fixed rate of 4.02% per annum. The principal balance remaining at the end of the ten year term is due in one lump sum on April 23, 2022.

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $29.0 million at November 29, 2015). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At November 29, 2015 and May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio could borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%.

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. Borrowings under the equipment loan will have a five-year term and a seven-year amortization. Interest on each borrowing under the equipment loan will be at a fixed rate based on an index rate plus a 5-year swap rate at the time of borrowing. On September 28, 2015 and November 25, 2015, Apio received progress payments of $1.3 million and $4.5 million, respectively, under this equipment loan for equipment purchases at a variable rate of LIBOR plus 1.75%. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. The real property loan will have a 10-year term and a 20-year amortization. Interest will be at a fixed rate based on an index rate plus a 10-year swap rate at the time of borrowing. The real property loan is available to finance the real property expansion plans between May 1, 2015 and March 31, 2016. No amounts had been borrowed under the real property loan as of November 29, 2015.

The GE real property, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of November 29, 2015 and May 31, 2015.

Also on May 15, 2015, Apio and Bank of America (“BofA”) entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under this equipment loan at a fixed rate of 2.79%. On November 27, 2015, Apio borrowed $4.2 million under this equipment loan at a fixed rate of 2.92%.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $7.8 million at November 29, 2015) and with no unused fee. As of November 29, 2015 no amounts were outstanding under the Credit Agreement.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of November 29, 2015 and May 31, 2015.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended November 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is subject to two legal proceedings; a wage and hour claim and a product liability matter. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition on an individual basis or in the aggregate.

Item 1A.	Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 29, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title:

10.53

Equipment Security Note dated May 29, 2015 by Apio, Inc., payable to Banc of America Leasing & Capital, LLC incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.54

Fourth Amendment to Credit Agreement dated May 27, 2015 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.55

Progress Payment Agreement dated as of September 28, 2015 between Apio, Inc. and GE Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2015.

10.56

Employment Agreements between the Registrant and Molly A. Hemmeter and Gregory S. Skinner effective as of October 15, 2015, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

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

**XBRL

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

Date:     January 7, 2016