Form 10-Q
period 2016-02-28
LANDEC CORP \CA\
filed 2016-03-30
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 28, 2016, or

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

Yes       No   X

As of March 22, 2016, there were 27,073,243 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q for the Fiscal Quarter Ended February 28, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and per share amounts)

	February 28, 2016	May 31, 2015
	(unaudited)	(1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,214	$14,127
Accounts receivable, less allowance for doubtful accounts of $366 and $382 at February 28, 2016 and May 31, 2015, respectively	42,924	46,479
Inventories, net	27,161	25,027
Deferred taxes	—	2,111
Prepaid expenses and other current assets	5,606	5,458
Total Current Assets	83,905	93,202

Investment in non-public company, fair value	62,500	61,500
Property and equipment, net	108,719	84,465
Goodwill, net	49,620	49,620
Tradenames, net	14,428	48,428
Customer relationships, net	7,189	7,835
Other assets	2,316	1,415
Total Assets	$328,677	$346,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,091	$35,009
Income taxes payable	79	1,229
Accrued compensation	4,206	6,742
Other accrued liabilities	7,282	3,983
Deferred revenue	1,152	843
Current portion of long-term debt	8,546	8,353
Total Current Liabilities	46,356	56,159

Long-term debt, less current portion	48,607	34,166
Capital lease obligation, less current portion	3,711	—
Deferred taxes	21,669	34,340
Other non-current liabilities	1,728	1,691
Total Liabilities	122,071	126,356

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,071,277 and 26,990,490 shares issued and outstanding at February 28, 2016 and May 31, 2015, respectively	27	27
Additional paid-in capital	136,303	133,307
Retained earnings	68,728	85,098
Total Stockholders’ Equity	205,058	218,432
Non-controlling interest	1,548	1,677
Total Equity	206,606	220,109
Total Liabilities and Stockholders’ Equity	$328,677	$346,465

(1) Derived from audited financial statements.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2016	March 1, 2015	February 28, 2016	March 1, 2015
Product sales	$129,990	$138,530	$405,786	$404,809

Cost of product sales	117,059	121,645	357,613	358,071

Gross profit	12,931	16,885	48,173	46,738

Operating costs and expenses:
Research and development	1,895	1,755	5,413	5,375
Selling, general and administrative	10,659	10,298	35,638	29,106
Impairment of GreenLine tradename	34,000	—	34,000	—
Total operating costs and expenses	46,554	12,053	75,051	34,481

Operating (loss) income	(33,623)	4,832	(26,878)	12,257

Dividend income	413	413	1,238	1,015
Interest income	17	85	64	269
Interest expense	(484)	(510)	(1,425)	(1,365)
Other income	—	1,307	1,000	2,707

Net (loss) income before taxes	(33,677)	6,127	(26,001)	14,883
Income tax benefit (expense)	12,510	(2,324)	9,750	(5,409)

Consolidated net (loss) income	(21,167)	3,803	(16,251)	9,474
Non-controlling interest	(23)	(31)	(119)	(126)
Net (loss) income and comprehensive (loss) income applicable to common stockholders	$(21,190)	$3,772	$(16,370)	$9,348

Basic net (loss) income per share	$(0.78)	$0.14	$(0.61)	$0.35
Diluted net (loss) income per share	$(0.78)	$0.14	$(0.61)	$0.34

Shares used in per share computation
Basic	27,054	26,886	27,026	26,863
Diluted	27,054	27,363	27,026	27,314

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended
	February 28,	March 1,
	2016	2015
Cash flows from operating activities:
Consolidated net (loss) income	$(16,251)	$9,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,486	5,177
Stock-based compensation expense	2,581	1,139
Tax benefit from stock-based compensation expense	(133)	(277)
Impairment of non-public company, non-fair value investment	—	793
Deferred taxes	(10,560)	4,313
Change in investment in non-public company, fair value	(1,000)	(3,500)
Net gain on disposal of property and equipment	(20)	(53)
Impairment of GreenLine tradename	34,000	—
Changes in current assets and current liabilities:
Accounts receivable, net	3,555	(585)
Taxes receivable	(280)	1,000
Inventories, net	(2,135)	73
Issuance of notes and advances receivable	(635)	(4,742)
Collection of notes and advances receivable	482	4,727
Prepaid expenses and other current assets	419	(441)
Accounts payable	(9,918)	(3,803)
Income taxes payable	(1,150)	—
Accrued compensation	(2,536)	648
Restricted cash for workers’ compensation collateral	(225)	—
Other accrued liabilities	3,308	(415)
Deferred revenue	309	(152)
Net cash provided by operating activities	6,297	13,376

Cash flows from investing activities:
Purchases of property and equipment	(26,159)	(10,202)
Deposit on capital lease	(850)	—
Proceeds from sale of fixed assets	127	922
Investment in non-public company, fair value	—	(18,000)
Net cash used in investing activities	(26,882)	(27,280)

Cash flows from financing activities:
Proceeds from sale of common stock	282	110
Tax benefit from stock-based compensation expense	133	277
Proceeds from long-term debt	26,748	11,194
Payments on long-term debt and capital lease obligations	(12,150)	(5,074)
Proceeds from lines of credit	19,500	30,417
Payments on lines of credit	(19,500)	(21,117)
Change in other assets	(93)	(255)
Payments to non-controlling interest holders	(248)	(196)
Net cash provided by financing activities	14,672	15,356
Net (decrease) increase in cash and cash equivalents	(5,913)	1,452
Cash and cash equivalents at beginning of period	14,127	14,243
Cash and cash equivalents at end of period	$8,214	$15,695
Supplemental disclosures of noncash investing and financing activities:
Facility acquired under a capital lease	$3,775	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at February 28, 2016 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

The results of operations for the nine months ended February 28, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair values of the Company’s financial instruments are not materially different from their recorded amounts as of February 28, 2016 and May 31, 2015.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7.0 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 28, 2016 and May 31, 2015. The Company has elected to account for its investment in Windset under the fair value option (see Note 3).

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

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have been incurred but have not been paid as of February 28, 2016 and May 31, 2015. It is reasonably possible that the expense the Company ultimately incurs could differ from amounts accrued, and adjustments to future reserves may be necessary.

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

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the nine months ended February 28, 2016 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 28, 2016	At May 31, 2015
Revenue growth rates	4%		4%
Expense growth rates	4%		4%
Income tax rates	15%		15%
Discount rates	12.5%	15%	to	21%

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

Impact on value of Windset investment as of February 28, 2016
10% increase in revenue growth rates	$700
10% increase in expense growth rates	$(500)
10% increase in income tax rates	$—
10% increase in discount rates	$(300)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s Windset investment as of February 28, 2016 and May 31, 2015 was $62.5 million and $61.5 million, respectively.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three months ended February 28, 2016	Three months ended March 1, 2015	Nine months ended February 28, 2016	Nine months ended March 1, 2015
Recorded upon shipment	$118,789	$128,502	$341,914	$344,506
Recorded upon acceptance in foreign port	6,389	8,086	50,873	56,779
Revenue from license fees, R&D contracts and royalties/profit sharing	787	153	3,327	788
Revenue from multiple element arrangements	4,025	1,789	9,672	2,736
Total	$129,990	$138,530	$405,786	$404,809

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. Management does not expect that adoption of ASU 2015-03 will have a significant impact on its Consolidated Financial Statements and disclosures.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be presented on the consolidated balance sheets as noncurrent. Deferred Taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The Company early adopted ASU 2015-17 effective February 28, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax liability in its consolidated balance sheet as of February 28, 2016. No prior periods were retrospectively adjusted.

2.	Impairment of GreenLine Tradename

During the three months ended February 28, 2016, management made the strategic decision to convert its GreenLine branded products in retail grocery stores to the Eat Smart brand over the following six month period. This decision resulted in an impairment of the GreenLine tradename. Management estimated the value of the remaining GreenLine branded foodservice sales using the relief from royalty valuation method, which resulted in an impairment of $34.0 million. The remaining GreenLine tradename associated with the Company’s foodservice business is valued at $2.0 million. The impairment charge is recorded in the Consolidated Statements of Comprehensive Income as “Impairment of GreenLine tradename” as an operating expense under the Packaged Fresh Vegetables reporting unit.

3.	Investment in non-public company

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

During both the three months ended February 28, 2016 and March 1, 2015, the Company recorded $413,000 in dividend income. During the nine months ended February 28, 2016 and March 1, 2015, the Company recorded $1.2 million and $1.0 million, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended February 28, 2016 and March 1, 2015 was zero and $2.1 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The change in the fair market value of the Company’s investment in Windset for the nine months ended February 28, 2016 and March 1, 2015 was $1.0 million and $3.5 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset. The license agreement allows Windset the use of Landec’s proprietary BreatheWay packaging to extend the shelf life of greenhouse grown cucumbers, peppers and tomatoes (“Exclusive Products”). In accordance with the agreement, Apio received and recorded a one-time upfront research and development fee of $100,000 and will receive license fees equal to 3% of net revenue of the Exclusive Products utilizing the proprietary breathable packaging technology, with or without the BreatheWay trademark. The ongoing license fees are subject to annual minimums of $150,000 for each of the three types of Exclusive Products as each is added to the agreement. As of February 28, 2016, two products have been added to the agreement. The Company recognized license fees of $89,000 and zero, respectively, for the three months ended February 28, 2016 and March 1, 2015. The Company recognized license fees of $315,000 and $152,000, respectively, for the nine months ended February 28, 2016 and March 1, 2015.

4.	Stock-Based Compensation

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended February 28, 2016	Three Months Ended March 1, 2015	Nine Months Ended February 28, 2016	Nine Months Ended March 1, 2015
Options	$331	$139	$1,021	$394
RSUs	553	252	1,560	745
Total stock-based compensation	$884	$391	$2,581	$1,139

The following table summarizes the stock-based compensation by income statement line item:

	Three Months Ended February 28, 2016	Three Months Ended March 1, 2015	Nine Months Ended February 28, 2016	Nine Months Ended March 1, 2015
Research and development	$59	$8	$179	$28
Sales, general and administrative	825	383	2,402	1,111
Total stock-based compensation	$884	$391	$2,581	$1,139

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

As of February 28, 2016, there was $6.5 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.1 years for stock options and 2.3 years for RSUs.

5.	Diluted Net (Loss) Income Per Share

The following table calculates diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended February 28, 2016	Three Months Ended March 1, 2015	Nine Months Ended February 28, 2016	Nine Months Ended March 1, 2015
Numerator:
Net (loss) income applicable to Common Stockholders	$(21,190)	$3,772	$(16,370)	$9,348

Denominator:
Weighted average shares for basic net (loss) income per share	27,054	26,886	27,026	26,863
Effect of dilutive securities:
Stock options and restricted stock units	—	477	—	451
Weighted average shares for diluted net (loss) income per share	27,054	27,363	27,026	27,314

Diluted net (loss) income per share	$(0.78)	$0.14	$(0.61)	$0.34

Due to the Company’s net loss for the three and nine months ended February 28, 2016, the net loss per share includes only weighted average shares outstanding and thus excludes 1.6 million and 1.5 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for these periods.

For the three and nine months ended March 1, 2015, the computation of the diluted net income per share excludes the impact of options to purchase 390,657 shares and 349,076 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

6.	Income Taxes

The income tax benefit for the three and nine months ended February 28, 2016 was $12.5 million and $9.8 million, respectively.  The effective tax rate for the nine months ended February 28, 2016, 2015 was 37%, compared to 36% for the first nine months ended March 1, 2015.  The effective tax rate for the first nine months of fiscal year 2016 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and research and development credits. Included in the effective tax rate for the nine months ended February 28, 2016 is a $12.5 million discrete tax benefit for the impairment of the GreenLine trademark.

As of February 28, 2016 and May 31, 2015, the Company had unrecognized tax benefits of approximately $860,000 and $1.0 million, respectively.  Included in the balance of unrecognized tax benefits as of February 28, 2016 and May 31, 2015 is approximately $727,000 and $800,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 28, 2016 and May 31, 2015.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 and forward, none of which were individually significant.

7.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):

	February 28, 2016	May 31, 2015
Finished goods	$12,764	$13,271
Raw materials	11,306	9,879
Work in progress	3,091	1,877
Total	$27,161	$25,027

8.	Debt

 Long-term debt consists of the following (in thousands):

	February 28, 2016	May 31, 2015
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$14,422	$15,172
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	6,363	7,705
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	5,792	6,476
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,510	3,907
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	3,340	3,819
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly payments of $46,000 through March 1, 2026 with interest payable monthly at LIBOR plus 2.25% per annum	7,686	—
Capital equipment loan with GE Capital; due in monthly payments of $122,000 through March 1, 2021 with interest payable monthly at LIBOR plus 2.25% per annum	9,089	—
Capital equipment loan with BofA; due in monthly principal and interest payments of $75,000 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	4,136	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly payments of $250,000 through May 23, 2016 with interest payable monthly at LIBOR plus 2% per annum	750	3,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.21% and 0.31% at February 28, 2016 and May 31, 2015, respectively)	2,065	2,440
Total	57,153	42,519
Less current portion	(8,546)	(8,353)
Long-term portion	$48,607	$34,166

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $26.9 million at February 28, 2016). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At February 28, 2016 and May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

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

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. On February 26, 2016, the Company borrowed $9.1 million under the equipment loan at a rate of LIBOR plus 2.25% with a term of five years and $7.7 million under the real property loan also at a rate of LIBOR plus 2.25% with a term of ten years.

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of February 28, 2016 and May 31, 2015.

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

Unamortized loan origination fees associated with the GE Debt Agreements and BofA Loan were $709,000 and $1.2 million at February 28, 2016 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of loan origination fees for Apio recorded to interest expense for the three months ended February 28, 2016 and March 1, 2015 were $48,000 and $54,000, respectively. Amortization of loan origination fees for Apio recorded to interest expense for the nine months ended February 28, 2016 and March 1, 2015 were $231,000 and $151,000, respectively.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.3 million at February 28, 2016) and with no unused fee. As of February 28, 2016 no amounts were outstanding under the Credit Agreement.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of February 28, 2016 and May 31, 2015. Unamortized loan origination fees for the Lifecore Debt Agreements were $12,000 and $48,000 at February 28, 2016 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

9.	Capital Lease

On September 3, 2015, Lifecore leased a 65,000 square foot building in Chaska, MN, approximately two miles from its current facility.  The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to then mortgage balance on the lessor’s loan secured by the building. The lease is a capital lease. Included in property, plant and equipment as of February 28, 2016 is $3.8 million associated with this capital lease. The monthly lease payment is initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore initially will use the building for warehousing and final packaging.

Future minimum lease payments under this capital lease for each year presented as are follows (in thousands):

FY 2016	$101
FY 2017	408
FY 2018	418
FY 2019	428
FY 2020	438
FY 2021	449
Thereafter	3,951
Total minimum lease payment	6,193
Less: amounts representing interest	(2,454)
Total	3,739
Less current portion included in other accrued liabilities	(28)
Long-term capital lease obligation	$3,711

10.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended February 28, 2016 and March 1, 2015, the Company recognized revenues of $109,000 and $35,000, respectively. During the nine months ended February 28, 2016 and March 1, 2015, the Company recognized revenues of $376,000 and $230,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products to and license fees from Windset. The related receivable balances of $342,000 and $306,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of February 28, 2016 and May 31, 2015, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended February 28, 2016 and March 1, 2015, the Company recognized cost of product sales of zero and $617,000, respectively. During the nine months ended February 28, 2016 and March 1, 2015, the Company recognized cost of product sales of $32,000 and $1.3 million, respectively. These amounts have been included in cost of product sales in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset. The related accounts payable of zero and $244,000 are included in accounts payable in the accompanying Consolidated Balance Sheets as of February 28, 2016 and May 31, 2015, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

11.	Stockholders’ Equity

During the three months ended February 28, 2016, the Company granted options to purchase 30,000 shares of common stock and awarded 10,000 restricted stock units. During the nine months ended February 28, 2016, the Company granted options to purchase 126,000 shares of common stock and awarded 92,000 restricted stock units.

As of February 28, 2016 the Company has reserved 2.9 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three and nine months ended February 28, 2016, the Company did not purchase any shares on the open market.

Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except share amounts):

February 28, 2016
Common Stock Shares
Balance at May 31, 2015	26,990,490
Stock options exercised, net of shares tendered	72,673
Vested restricted stock units, net of shares tendered	8,114
Balance at February 28, 2016	27,071,277

Common Stock
Balance at May 31, 2015	$27
Stock options exercised, net of shares tendered	—
Vested restricted stock units, net of shares tendered	—
Balance at February 28, 2016	$27

Additional Paid-in Capital
Balance at May 31, 2015	$133,307
Stock options exercised, net of shares tendered	282
Vested restricted stock units, net of shares tendered	—
Taxes paid by Company for stock swaps and RSUs	—
Stock-based compensation expense	2,581
Tax benefit from stock based compensation expense	133
Balance at February 28, 2016	$136,303

Retained Earnings
Balance at May 31, 2015	$85,098
Net loss applicable to common stockholders	(16,370)
Balance at February 28, 2016	$68,728

Non-controlling Interest
Balance at May 31, 2015	$1,677
Non-controlling interest in net income	119
Distributions to non-controlling interest	(248)
Balance at February 28, 2016	$1,548

12.	Business Segment Reporting

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

The Company’s international sales were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 28,	March 1,	February 28,	March 1,
	2016	2015	2016	2015
Canada	$20.3	$21.6	$60.6	$56.7
Taiwan	$1.2	$2.2	$26.6	$27.8
China	$0.3	$0.4	$7.6	$7.6
Indonesia	$2.4	$1.6	$6.3	$8.2
Japan	$1.0	$1.1	$4.6	$6.3
Philippines	$0.5	$1.0	$2.1	$3.8
Belgium	$6.2	$5.7	$7.3	$5.8
All Other Countries	$3.4	$4.3	$10.5	$9.7

Operations by segment consisted of the following (in thousands):

Three Months Ended Feb. 28, 2016	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	TOTAL
Net sales	$107,348	$6,389	$15,701	$552	$129,990
International sales	$20,343	$6,389	$8,576	$—	$35,308
Gross profit	$4,334	$521	$7,618	$458	$12,931
Net income (loss)	$(36,963)	$(27)	$3,450	$12,350	$(21,190)
Depreciation and amortization	$1,455	$—	$656	$36	$2,147
Dividend income	$413	$—	$—	$—	$413
Interest income	$17	$—	$—	$—	$17
Interest expense	$(427)	$—	$(57)	$—	$(484)
Income tax benefit (expense)	$905	$189	$(973)	$12,389	$12,510

Three Months Ended March 1, 2015
Net sales	$115,392	$8,199	$14,799	$140	$138,530
International sales	$21,423	$8,086	$8,394	$—	$37,903
Gross profit	$9,735	$771	$6,258	$121	$16,885
Net income (loss)	$2,949	$(6)	$3,047	$(2,218)	$3,772
Depreciation and amortization	$1,232	$1	$568	$33	$1,834
Dividend income	$413	$—	$—	$—	$413
Interest income	$5	$—	$73	$7	$85
Interest expense	$(467)	$—	$(43)	$—	$(510)
Income tax expense	$(323)	$—	$(496)	$(1,505)	$(2,324)

Nine Months Ended Feb. 28, 2016
Net sales	$318,218	$50,873	$34,748	$1,947	$405,786
International sales	$60,948	$50,873	$13,735	$—	$125,556
Gross profit	$27,565	$3,200	$15,713	$1,695	$48,173
Net income (loss)	$(34,361)	$1,250	$4,911	$11,830	$(16,370)
Depreciation and amortization	$4,470	$1	$1,902	$113	$6,486
Dividend income	$1,238	$—	$—	$—	$1,238
Interest income	$39	$—	$25	$—	$64
Interest expense	$(1,304)	$—	$(121)	$—	$(1,425)
Income tax benefit (expense)	$—	$—	$(1,385)	$11,135	$9,750

Nine Months Ended March 1, 2015
Net sales	$317,577	$56,902	$29,928	$402	$404,809
International sales	$57,334	$56,779	$11,762	$—	$125,875
Gross profit	$32,739	$3,507	$10,110	$382	$46,738
Net income (loss)	$10,239	$847	$1,493	$(3,231)	$9,348
Depreciation and amortization	$3,479	$3	$1,600	$95	$5,177
Dividend income	$1,015	$—	$—	$—	$1,015
Interest income	$31	$—	$211	$27	$269
Interest expense	$(1,230)	$—	$(135)	$—	$(1,365)
Income tax expense	$(1,633)	$(139)	$(243)	$(3,394)	$(5,409)

During the nine months ended February 28, 2016 and March 1, 2015, sales to the Company’s top five customers accounted for 45% and 45%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 20% and 12% of revenues, respectively, for the nine months ended February 28, 2016 and 21% and 11% of revenues, respectively, for the nine months ended March 1, 2015. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

13.	Subsequent Events

On March 11, 2016, Apio purchased 8 acres of land adjacent to its Guadalupe, California facility for $3.2 million. Apio intends to use the land for expansion of its Packaged Fresh Vegetables business.

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

Access to Customer Base: Apio has strategically invested in the rapidly growing fresh-cut and whole vegetable business. Apio’s processing plant in Guadalupe, CA, is automated with state-of-the-art vegetable processing equipment. Apio operates one large central processing facility in one of the lowest cost growing regions in California, the Santa Maria Valley, and for the majority of its non-green bean vegetable business, uses its packaging technology for nationwide delivery. Apio has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of green beans and Apio now processes non-green bean products in two of its East Coast processing facilities to meet the next-day delivery needs of customers.

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

Products Currently in Approximately 70% of North America Retail Grocery Stores: Apio has products in approximately 70% of all North America retail grocery stores. This gives Apio the opportunity to sell other products under its Eat Smart brand including its new line of salad kits containing superfood vegetables.

The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings/dressings. The launch of the first of these products called Sweet Kale Salad has broken all of Apio’s records for speed of adoption. Additionally, the Company has launched several other superfood salad kits including Ginger Bok Choy, Wild Greens & Quinoa, Beets & Greens Salad, Kale and Chard Stir Fry and Shanghai Stir Fry, as examples. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Apio has one or more of its products in nearly 70% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under the nationally-known brands Eat Smart for retail and club and GreenLine for food service. The Company also periodically sells its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company is engaged in the testing and development of other BreatheWay products. These packaging license relationships generate revenues either from product sales or royalties once commercialized.

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

Results of Operations

Revenues (in thousands):

	Three months ended 2/28/16	Three months ended 3/1/15	Change	Nine months ended 2/28/16	Nine months ended 3/1/15	Change
Packaged Fresh Vegetables	$107,348	$115,392	(7%)	$318,218	$317,577	0%
Food Export	6,389	8,199	(22%)	50,873	56,902	(11%)
Total Apio	113,737	123,591	(8%)	369,091	374,479	(1%)
Biomaterials	15,701	14,799	6%	34,748	29,928	16%
Corporate	552	140	294%	1,947	402	384%
Total Revenues	$129,990	$138,530	(6%)	$405,786	$404,809	0%

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

The decrease in Apio’s Packaged Fresh Vegetables revenues for the three months ended February 28, 2016 compared to the same period of last year was primarily due to a 12% decrease in unit volume sales. The decrease was due to lower sales of Apio’s historical core packaged fresh vegetable business due to a severe shortage of produce during most of the third fiscal quarter of this year, partially offset by increased sales of higher-priced salad kit products.

The slight increase in Apio’s Packaged Fresh Vegetables revenues for the nine months ended February 28, 2016 compared to the same period of last year was primarily due to increased sales of higher-priced salad kit products offset by a decrease in sales in Apio’s historical core packaged fresh vegetable business due to a severe shortage of produce during most of the second and third fiscal quarters of this year and from the extra week of revenues during the first nine months of last year.

Food Export (Apio)

Apio Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the three months ended February 28, 2016 compared to the same period last year was due to a 21% decrease in unit volume sales due to produce shortages and the high value of the U.S. dollar compared to most Asian currencies which made our export products more expensive because our customers pay Apio in U.S. dollars.

The decrease in revenues in Apio’s Food Export business for the nine months ended February 28, 2016 compared to the same period last year was due to a 9% decrease in unit volume sales due to produce shortages and the high value of the U.S. dollar compared to most Asian currencies which made our export products more expensive because our customers pay Apio in U.S. dollars.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2015, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2015 and (3) Veterinary/Other.

The increase in Lifecore’s revenues for the three and nine months ended February 28, 2016 compared to the same periods last year was due to an increase of $2.4 million and $7.8 million, respectively, in development service revenues resulting from an increase in development activities with existing customers. This increase was partially offset by a decrease in aseptic revenues of $1.7 million and $3.2 million, respectively, for the three and nine months ended February 28, 2016 as a result of lower customer demand primarily due to inventory management initiative by several customers.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The increase in Corporate revenues for the three and nine months ended February 28, 2016 compared to the same periods last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Gross Profit (in thousands):

	Three months ended 2/28/16	Three months ended 3/1/15	Change	Nine months ended 2/28/16	Nine months ended 3/1/15	Change
Packaged Fresh Vegetables	$4,334	$9,735	(55%)	$27,565	$32,739	(16%)
Food Export	521	771	(32%)	3,200	3,507	(9%)
Total Apio	4,855	10,506	(54%)	30,765	36,246	(15%)
Biomaterials	7,618	6,258	22%	15,713	10,110	55%
Corporate	458	121	279%	1,695	382	344%
Total Gross Profit	$12,931	$16,885	(23%)	$48,173	$46,738	3%

General

There are numerous factors that can influence gross profit; including but not limited to, product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, salad kits, and packaging materials), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and nine months ended February 28, 2016 compared to the same periods last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for the three and nine months ended February 28, 2016 compared to the same periods last year was primarily due to severe produce shortages resulting from unseasonably warm weather in California throughout most of the second and third quarters of this fiscal year which significantly reduced yields. The excess cost from produce shortages for the three and nine months ended February 28, 2016 of approximately $6.6 million and $12.6 million, respectively, more than offset the gross profit generated from a favorable product mix to a higher percentage of sales being generated from the higher margin salad kit products versus the lower margin historical core fresh packaged vegetable business.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a commission-based margin in the 5-10% range.

The decrease in gross profit for Apio’s Food Export business during the three months ended February 28, 2016 compared to the same period last year was due to lower revenues and from an unfavorable product mix. The gross profit as a percent of sales during the three months ended February 28, 2016 was 8.2% compared to a gross margin of 9.4% during the same period last year.

The decrease in gross profit for Apio’s Food Export business during the nine months ended February 28, 2016 compared to the same period last year was due to lower revenues slightly offset by a favorable product mix during the first six months of fiscal year 2016 which more than offset the unfavorable product mix during the third quarter of fiscal 2016. The gross profit as a percent of sales during the nine months ended February 28, 2016 was 6.3% compared to a gross margin of 6.2% during the same period last year.

Biomaterials (Lifecore)

The increase in gross profit during the three and nine months ended February 28, 2016 compared to the same periods last year was due to a 6% and 16%, respectively, increase in revenues and from a very favorable product mix change to a higher percentage of revenues coming from the higher margin development service revenues and fermentation products than from the lower margin aseptically filled products.

Corporate

The increase in Corporate gross profit for the three and nine months ended February 28, 2016 compared to the same periods last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Operating Expenses (in thousands):

	Three months ended 2/28/16	Three months ended 3/1/15	Change	Nine months ended 2/28/16	Nine months ended 3/1/15	Change
Research and Development:
Apio	$272	$188	45%	$731	$542	35%
Lifecore	1,217	1,235	(1%)	3,529	3,768	(6%)
Corporate	406	332	22%	1,153	1,065	8%
Total R&D	$1,895	$1,755	8%	$5,413	$5,375	1%

Selling, General and Administrative:
Apio	$7,021	$7,116	(1%)	$23,866	$20,169	18%
Lifecore	1,271	954	33%	3,841	3,013	27%
Corporate	2,367	2,228	6%	7,931	5,924	34%
Total S,G&A	$10,659	$10,298	4%	$35,638	$29,106	22%

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

The increase in R&D expenses for the three and nine months ended February 28, 2016 compared to the same periods last year was primarily due to an increase in Apio’s R&D due primarily to the efforts being spent supporting development partners for the Company’s BreatheWay membrane technology.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in SG&A expenses for the three months ended February 28, 2016 compared to the same period last year was primarily due to a 33% increase at Lifecore due to bonuses being accrued this fiscal year compared to none last fiscal year and from headcount additions to support its growth.

The increase in SG&A expenses for the nine months ended February 28, 2016 compared to the same period last year was primarily due to a 18% increase in S,G&A at Apio primarily to ramp up introduction, product launches, advertising and promotions of our existing and new salad kit products to drive current and future sales and from additional headcount hired over the past year. The increase at Lifecore was primarily due to bonuses being accrued this fiscal year compared to none last fiscal year and from headcount additions to support its growth. The increase at Corporate was primarily due to the reversal of the $677,000 LTIP accrual in the first quarter of last fiscal year and from an increase in stock based compensation as a result of stock option and RSU grants in May 2015.

Other (in thousands):

	Three months ended 2/28/16	Three months ended 3/1/15	Change	Nine months ended 2/28/16	Nine months ended 3/1/15	Change
Dividend Income	$413	$413	0%	$1,238	$1,015	22%
Interest Income	$17	$85	(80%)	$64	$269	(76%)
Interest Expense	$(484)	$(510)	(5%)	$(1,425)	$(1,365)	4%
Other Income	$—	$1,307	—	$1,000	$2,707	(63%)
Income Taxes	$12,510	$(2,324)	N/M	$9,750	$(5,409)	N/M
Non-controlling Int.	$(23)	$(31)	(26%)	$(119)	$(126)	(6%)

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for the nine months ended February 28, 2016 compared to the same period last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The decrease in interest income for the three and nine months ended February 28, 2016 compared to the same periods last year was not significant.

Interest Expense

The change in interest expense for the three and nine months ended February 28, 2016 compared to the same periods last year was not significant.

Other Income (Expense)

The decrease in other income for the three and nine months ended February 28, 2016 is due to the increase in the fair value of our Windset investment being lower in the three and nine months ended February 28, 2016 compared to the same periods last year.

Income Taxes

The decrease in the income tax expense for the three and nine months ended February 28, 2016 is due to the tax benefit from the GreenLine impairment charge recorded during the third quarter of fiscal year 2016 and from a decrease in net income before taxes, excluding the GreenLine impairment charge, compared to the same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non-controlling interest for the three and nine months ended February 28, 2016 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 28, 2016, the Company had cash and cash equivalents of $8.2 million, a net decrease of $5.9 million from $14.1 million at May 31, 2015.

Cash Flow from Operating Activities

Landec generated $6.3 million of cash from operating activities during the nine months ended February 28, 2016, compared to $13.4 million for the nine months ended March 1, 2015. The primary sources of cash from operating activities during the nine months ended February 28, 2016 were from (1) generating $5.1 million of net income excluding the non-cash impairment charge for the GreenLine trademark of $34 million and the tax benefit of $12.5 million from the GreenLine impairment charge, (2) $9.1 million of depreciation/amortization and stock based compensation expenses, (3) a $1.9 million net increase in deferred tax liabilities, after excluding the tax benefit adjustment from the GreenLine impairment charge, partially offset by a $1.0 million increase in the investment in Windset and a net increase of $8.8 million in working capital. The primary factors which increased working capital during the first nine months of fiscal year 2016 were (1) a $9.9 million decrease in accounts payable due to a $10.2 million decrease at Apio due to February sales being $7.9 million lower than May 2015 sales and operating expenses being $1.6 million lower plus the timing of payments, (2) a $2.1 million increase in inventory primarily at Lifecore due to the buildup of inventory to be shipped during the fourth quarter of fiscal year 2016, and (3) a $2.5 million decrease in accrued compensation as a result of fiscal year 2015 bonuses being paid in fiscal year 2016 and no bonuses being accrued in fiscal year 2016 for Apio and Corporate executive management. These decreases were partially offset by a $3.5 million decrease in accounts receivable due to the decrease in revenues during the third quarter of fiscal year 2016 and a $3.3 million increase in other accrued liabilities due to an increase in operating expenses and inventory reserves for unusable film and packaging as a result of lost customer business.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 28, 2016 was $26.9 million compared to $27.3 million for the same period last year. The primary uses of cash in investing activities during the first nine months of fiscal year 2016 were for $26.2 million of expenditures for facility expansions and the purchase of equipment primarily to support the growth of the Apio Fresh Packaged Vegetables and Lifecore businesses. Included in the use of cash from investing activities during the first nine of months of fiscal year 2015 was an additional $18 million investment in Windset.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended February 28, 2016 was $14.7 million compared to $15.4 million for the same period last year. The net cash provided by financing activities during the first nine months of fiscal year 2016 was primarily from $26.7 million of proceeds from long-term debt partially offset by $12.2 million of payments on the Company’s long-term debt.

Capital Expenditures

During the nine months ended February 28, 2016, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Apio packaged fresh vegetables and Lifecore businesses. These expenditures represented the majority of the $26.2 million of capital expenditures.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $27.0 million at February 28, 2016). Apio’s revolving line of credit has an unused fee of 0.375% per annum. At February 28, 2016 and May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

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

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. The real property loan will be used to finance the expansion of Apio’s facility in Hanover, PA. On February 26, 2016, the Company borrowed $9.1 million under the equipment loan at a rate of LIBOR plus 2.25% with a term of five years and $7.7 million under the real property loan also at a rate of LIBOR plus 2.25% with a term of ten years.

The GE real property, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of February 28, 2016 and May 31, 2015.

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

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.3 million at February 28, 2016) and with no unused fee. As of February 28, 2016 no amounts were outstanding under the Credit Agreement.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of February 28, 2016 and May 31, 2015.

Landec believes that its cash from operations, along with existing cash, cash equivalents and marketable securities will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

32

Part II. Other Information

Item 1.    Legal Proceedings

The Company is subject to a wage and hour claim. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome of this matter will have a material adverse effect on our business, results of operations or financial condition on an individual basis or in the aggregate.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on February 28, 2016.

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

10.57	Press Release dated February 26, 2016 describing the material impairment of the Registrant’s GreenLine trademark incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016.

10.58

Loan Agreement dated February 26, 2016 between the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

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
Gregory S. Skinner
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     March 30, 2016

35