Form 10-K
period 2016-05-29
LANDEC CORP \CA\
filed 2016-08-01
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 29, 2016, or

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

Large Accelerated Filer ___     Accelerated Filer X

Non Accelerated Filer ___     Smaller Reporting Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___  No X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $332,039,000 as of November 29, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 18, 2016, there were 27,226,429 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2016 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetable business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Within our two core businesses, Landec has three operating segments – Packaged Fresh Vegetables, Food Export and Biomaterials, each of which is described below. Financial information concerning each of these segments for fiscal years 2016, 2015 and 2014 is summarized in Note 10 to the Consolidated Financial Statements.

Apio operates the Packaged Fresh Vegetables business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® brand to consumers and the GreenLine® brand to foodservice operators, as well as under private labels. In Apio’s Packaged Fresh Vegetables operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and berries and Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers, and to Juicero, Inc. (“Juicero”) innovator of the first in-home cold-press fruit and vegetable juicing system. Juicero is using BreatheWay membranes to extend the shelf-life of packets of fresh fruit and vegetables.

Apio also operates the Food Export business. The Food Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

Lifecore operates our Biomaterials business and is principally involved in the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and aseptic contract manufacturing. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company specializes in fermentation and aseptic filling services, as a contract development and manufacturing organization (CDMO), for difficult to handle (viscous) medicines filled in finished dose syringes.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

The Company has two proprietary polymer technology platforms: 1) Intelimer® materials, which are the key technology behind our BreatheWay membrane technology, and 2) hyaluronan biopolymers. The Company’s materials are generally proprietary as a result of being patented or due to being specially formulated for specific customers to meet specific commercial applications and/or specific regulatory requirements. The Company’s polymer technologies, customer relationships, trade names and strong channels of distribution are the foundation and key differentiating advantages on which Landec has built its business.

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

BreatheWay Membrane Packaging

Certain types of fresh-cut and whole produce can spoil or discolor rapidly when packaged in conventional packaging materials and, therefore, are limited in their ability to be distributed broadly to markets. The Company’s proprietary BreatheWay packaging technology utilizes Landec’s Intelimer polymer technology to naturally extend the shelf-life and quality of fresh-cut and whole produce.

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

Ability to Adjust Oxygen and Carbon Dioxide Ratios. BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 to selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf-life of packaged produce. Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability, resulting in sub-optimal package atmosphere conditions for many produce products.

Temperature Responsiveness. Landec has developed breathable membranes that can be designed to increase or decrease permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures, but is also reversible, and returns to its original state as temperatures decline. As the respiration rate of fresh produce also increases with temperature, the BreatheWay membrane’s temperature responsiveness allows packages to compensate for the change in produce respiration by automatically adjusting gas permeation rates. By doing so, detrimental package atmosphere conditions are avoided and improved quality is maintained through the distribution chain.

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

Description of Business Segments

In this Description of Business Segments section, “Apio” and the “Packaged Fresh Vegetables business” will be used interchangeably; however, when describing Apio’s export business it will be referred to as the “Food Export business”.

A) Packaged Fresh Vegetables Business

The Packaged Fresh Vegetables business had revenues of $424 million for the fiscal year ended May 29, 2016, $430 million for the fiscal year ended May 31, 2015 and $361 million for the fiscal year ended May 25, 2014.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products typically packaged in our proprietary BreatheWay packaging. Apio’s Packaged Fresh Vegetables business markets a variety of fresh-cut and whole vegetables and salad kit products to retail grocery chains, club stores and food service operators. During the fiscal year ended May 29, 2016, Apio shipped approximately 30 million cartons of produce to its customers throughout North America, primarily in the United States.

Most vegetable products packaged in our BreatheWay packaging have approximately a 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under our Eat Smart® brand was Sweet Kale Salad, which now has wide distribution throughout club and retail stores in North America. Additionally, we have launched under our Eat Smart brand several other superfood salad kits including Ginger Bok Choy, Wild Greens and Quinoa, Beets and Greens, Southwest Salad and Asian Sesame. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes and in restaurants and that is where our superfood products can fit into consumers’ daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 60% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under its nationally-known brand Eat Smart to retail and club and its GreenLine® brand to foodservice operators. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and berries and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company also licenses its BreatheWay technology to Juicero to extend the shelf-life of packets of fresh produce for use in a countertop juicing system. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

Apio Business Model

Apio delivers its products to leading club stores, retail grocery chains and food service operators throughout North America. The Company believes it will have growth opportunities for the next several years through new customers, the introduction of innovative products and expansion of its existing customer relationships.

There are four major distinguishing characteristics of Apio that provide competitive advantages in the Packaged Fresh Vegetables market:

Packaged Vegetables Supplier: Apio has structured its business as a marketer and seller of branded and private label blended, fresh-cut and whole vegetable products. It is focused on selling products primarily under its Eat Smart brand, with some sales under its GreenLine brand and private label brands. As retail grocery chains, club stores and food service operators consolidate, Apio is well positioned as a single source of a broad range of products.

Nationwide Processing and Distribution: Apio has strategically invested in its Packaged Fresh Vegetables business. Apio’s largest processing plant is in Guadalupe, CA, and is automated with state-of-the-art vegetable processing equipment in one of the lowest cost, growing regions in California, the Santa Maria Valley. With the acquisition of GreenLine in 2012, Apio added three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of all of its packaged vegetable products in order to meet the next-day delivery needs of customers.

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

Products Currently in Approximately 60% of U.S. Retail Grocery Stores: Apio has products in approximately 60% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Windset

The Company believes that hydroponically-grown produce using Windset’s (see Note 2 to the Consolidated Financial Statements for a description of the Company’s investment in Windset) know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops and has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through Apio’s export business, Cal-Ex. The Food Export business is a commission-based buy/sell business that typically realizes a gross margin in the 5-10% range.

The Food Export business had revenues of $64 million for the fiscal year ended May 29, 2016, $68 million for the fiscal year ended May 31, 2015 and $70 million for the fiscal year ended May 25, 2014.

Apio is strategically positioned with Cal-Ex to benefit from the growing population and wealth in Asia and other parts of the world over the next decade. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia. Other large export items include apples, grapes, stonefruit and citrus.

C) Biomaterials Business

Our Biomaterials business operates through our Lifecore subsidiary. Lifecore had revenues of $50 million for the fiscal year ended May 29, 2016, $40 million for the fiscal year ended May 31, 2015 and $46 million for the fiscal year ended May 24, 2014.

Lifecore is principally involved in the manufacture of pharmaceutical-grade sodium hyaluronate in the form of injectable products for ophthalmologic and orthopedic applications. There is now a greater percentage of Americans age 65 and older than at any other time in U.S. history and currently over 46 million Americans are 65 years of age or older and this trend is expected to accelerate dramatically in the upcoming years. As our population ages, eye surgeries, such as cataract surgeries, will increase, and other patients will increasingly seek joint therapy as cartilage and soft tissue deteriorates. HA injections are a primary course of treatment for such conditions and Lifecore has built a leadership position in the markets it serves. The World Health Organization estimates that by 2020, 32 million cataract operations will be performed worldwide, up from 12 million in 2000. Lifecore’s expertise includes its ability to ferment, separate, purify, and aseptically fill HA for injectable product use. In addition to ophthalmic and orthopedic uses, veterinary medicine is another application for Lifecore’s HA. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA and uses its aseptic filling capabilities to also deliver private-labeled HA finished products to its customers. Lifecore sells its products through partners in the U.S., Europe and South America. Lifecore has built its reputation as a premium supplier of HA and more recently as a specialty contract development and manufacturing organization (“CDMO”).

Lifecore’s products are primarily sold to strategic marketing partners for use in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Other/Non-HA products. In addition, Lifecore provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated products. These services include activities such as technology transfer, material component changes, analytical method development, pilot studies, stability studies, process validation, and clinical production of materials for clinical studies.

By leveraging its fermentation process and aseptic formulation and filling expertise, Lifecore has become a leader in the supply of HA-based products for multiple applications, and has taken advantage of non-HA device and drug opportunities by leveraging its expertise in manufacturing and aseptic syringe filling capabilities. Elements of Lifecore’s strategy include the following:

•     Establish strategic relationships with market leaders. Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA products, Lifecore has been able to establish long-term relationships with the market leading ophthalmic surgical companies, and leverages those partnerships to attract new relationships in other medical markets.

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

•     Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore has made strategic capital investments in its contract manufacturing and development business focusing on extending its aseptic filling capacity and capabilities. It is investing in this segment to meet increasing partner demand and attract new contract filling opportunities outside of HA markets. Lifecore is using its manufacturing capabilities to provide contract manufacturing and development services to its partners in the area of sterile pre-filled syringes, as well as, fermentation and purification requirements.

•     Maintain flexibility in product development and supply relationships. Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to providing technology transfer and development services to manufacturing aseptically-packaged, finished sterile products and to assuming full supply chain responsibilities.

Trademarks/Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™, Lifecore®, LUROCOAT® and Ortholure™ are some of the trademarks or registered trademarks and trade names of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Apio has 41 sales and marketing employees, located in central California and throughout the U.S., supporting the Packaged Fresh Vegetables business and the Food Export businesses. During fiscal years 2016, 2015 and 2014, sales to the Company’s top five customers accounted for approximately 45%, 46% and 42%, respectively, of its revenues. The Company’s top two customers, both from the Packaged Fresh Vegetables segment, were Costco Wholesale Corporation (“Costco”) which accounted for approximately 20%, 21%, and 21%, respectively, and Wal-mart, Inc. (“Wal-mart”) which accounted for approximately 12%, 11%, and 11%, respectively, of the Company’s revenues. A loss of either of these customers would have a material adverse effect on the Company’s business.

Lifecore sells products to partners under supply agreements and also through distribution agreements. Excluding research sales, Lifecore does not sell to end users and, therefore, does not have the traditional infrastructure of a dedicated sales force and marketing employees. It is Lifecore’s name recognition that allows it to attract new customers and offer its services with a minimal marketing and sales infrastructure.

Seasonality

Apio’s sales are seasonal. The Packaged Fresh Vegetables business can be affected by seasonal weather factors, such as the high cost of sourcing product due to a shortage of essential produce items, which had a severe impact on the Company’s results during fiscal year 2016. The Food Export business also typically recognizes a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half. The Biomaterial’s business is not significantly affected by seasonality.

Manufacturing and Processing

Packaged Fresh Vegetables Business

The manufacturing process for the Company's proprietary BreatheWay packaging products is comprised of polymer manufacturing, membrane manufacturing and label package conversion. A third-party toll manufacturer currently makes virtually all of the polymers for the BreatheWay packaging system. Select outside contractors currently manufacture the breathable membranes, and Apio performs the label package conversion in its various processing facilities.

Apio processes a large majority of its packaged fresh vegetable products in its processing facility located in Guadalupe, California. Cooling of produce is done through third parties and Apio Cooling, LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

Apio processes its fresh-cut, packaged green bean products in four processing plants located in Guadalupe, California; Bowling Green, Ohio; Hanover, Pennsylvania; and Vero Beach, Florida.

Biomaterials Business

The commercial production of HA by Lifecore requires fermentation, separation and purification and aseptic processing capabilities. Products are supplied in a variety of bulk and single dose configurations.

Lifecore produces its HA through a bacterial fermentation process. Medical grade HA was initially commercially available only through an extraction process from rooster combs. Lifecore believes that the fermentation manufacturing approach is superior to rooster comb extraction because of negativity surrounding animal-sourced materials, greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities. Today’s HA competitors are primarily utilizing a fermentation process.

Lifecore’s facilities in Chaska, Minnesota are used primarily for the HA manufacturing process, formulation, aseptic syringe and bulk filling, secondary packaging, and warehousing raw materials and finished goods. The Company considers that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

The FDA inspects the Company’s manufacturing systems periodically and requires compliance with the FDA’s Quality System Regulation (“QSR”) and its current Good Manufacturing Practices (“GMP”) regulations, as applicable. In addition, Lifecore’s customers conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  Similar to other manufacturers subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products. The Company maintains a Quality System which complies with applicable standards and regulations: FDA Medical Device Quality System requirements (21 CFR 820); FDA Drug Good Manufacturing Practices (21 CFR 210-211); European Union Good Manufacturing Practices (EudraLex Volume 4); Medical Device Quality Management System (ISO 13485); European Medical Device Directive; Canadian Medical Device Regulations; International Guide for Active Pharmaceutical Ingredients (ICH Q7), and Australian Therapeutic Goods Regulations).  Compliance with these international standards of quality greatly assists in the marketing of Lifecore’s products globally.

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

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014 were $7.2 million, $7.0 million and $7.2 million, respectively. Research and development expenditures funded by corporate or governmental partners were zero during fiscal years 2016, 2015 and 2014. The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 29, 2016, Landec had 67 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, and mechanical and chemical engineering.

Competition

The Company operates in highly competitive and rapidly evolving segments, and new developments are expected to continue at a rapid pace. Competition from large food processors, packaging companies, and medical and pharmaceutical companies is intense. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and many have substantially greater experience in conducting field trials, obtaining regulatory approvals and manufacturing and marketing commercial products. There can be no assurance that these competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive.

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 50 U.S. patents issued of which 33 remain active as of May 29, 2016 with expiration dates ranging from 2016 to 2031. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages, will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the marketing of certain of the Company’s products in the Company’s ongoing research and development activities and contract manufacturing activities. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) the FDA regulates the clinical trials, manufacturing, labeling, distribution, sale and promotion of medical devices and drug products in the United States. Some of the Company’s and customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices and drug products, which in some cases, requires Pre-Market Approval (“PMA”), or New Drug Applications (“NDA”) and by foreign countries, which regulate some of the products as medical devices or drug products.

Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements, along with pre-approval inspection (PAI) for PMA and NDA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval for modifications to the device, drug product or its labeling. Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

The Company’s food products and operations are also subject to regulation by various federal, state, and local agencies. Food products are regulated by the FDA under the FDC Act and the rules and regulations promulgated thereunder. The FDA has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing (pursuant to food-related current good manufacturing practices, or cGMPs), food packing and holding, food safety, the growing and harvesting of produce intended for human consumption, food labeling, and food packaging. The FDA is in the process of implementing the FDA Food Safety Modernization Act and has recently published a number of final rules related to, among other things, hazard analysis and preventive controls, produce safety, foreign supplier verification programs, sanitary transportation of food, and food defense. The compliance dates for these rules vary and start as early as September, 2016. The FDA also requires companies to report to the FDA via the Reportable Food Registry when there is a reasonable probability that the use of, or exposure to, an article of food will cause serious adverse health consequences or death to humans or animals. In addition, the Federal Trade Commission (“FTC”) and other state authorities regulate how the Company may promote and advertise its food products.

Employees

As of May 29, 2016, Landec had 552 full-time employees, of whom 434 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 118 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees are represented by a union, and Landec considers its relationship with its employees to be good.

Available Information

Landec’s website is http://www.landec.com. Landec makes available free of charge its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Report.

Item 1A. Risk Factors

Landec desires to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, Landec wishes to alert readers that the following important factors could in the future affect, and in the past have affected, Landec’s actual results and could cause Landec’s results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf, of Landec. Landec assumes no obligation to update such forward-looking statements.

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Packaged Fresh Vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company experienced significant product sourcing issues in fiscal year 2016 as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Apio can be affected by seasonal and weather-related factors which have impacted our financial results in the past due to shortages of essential value-added produce items. In addition, the fair market value change in our Windset investment can fluctuate substantially quarter to quarter. Lifecore can be affected by the timing of orders from its relatively small customer base and the timing of the shipment of those orders. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetable and fruit markets. Other factors that affect our operations include:

our ability and our growers’ ability to obtain an adequate supply of labor,

our growers’ ability to obtain an adequate supply of water,

the seasonality and availability and quantity of our supplies,

our ability to process produce during critical harvest periods,

the timing and effects of ripening,

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

We May Not Be Able to Achieve Acceptance of Our New Products in the Marketplace

Our success in generating significant sales of our products depends in part on our ability and that of our partners and licensees to achieve market acceptance of our new products and technology. The extent to which, and rate at which, we achieve market acceptance, including customer preferences and trends, and penetration of our current and future products is a function of many variables including, but not limited to:

price,

safety,

efficacy,

reliability,

conversion costs,

regulatory approvals,

marketing and sales efforts, and

general economic conditions affecting purchasing patterns.

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We or our partners/customers are in the early stage of product commercialization of certain Intelimer-based specialty packaging, HA-based products and other Intelimer polymer products. We expect that our future growth will depend in large part on our or our partners’/customers’ ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products companies will depend substantially on developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We Are Subject to Increasing Competition in the Marketplace

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

We Have a Concentration of Manufacturing for Apio and Lifecore and May Have to Depend on Third Parties to Manufacture Our Products

Any disruptions in our primary manufacturing operations at Apio’s facilities in Guadalupe, CA, Bowling Green, OH or Hanover, PA or Lifecore’s facilities in Chaska, MN would reduce our ability to sell our products and would have a material adverse effect on our financial results. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected. In that event, additional regulatory inspections or approvals may be required, and additional quality control measures would need to be implemented. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products and raw materials for our HA products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

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

Our Operations Are Subject to Regulations that Directly Impact Our Business

Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to detailed standards for product development, manufacturing controls, ongoing quality monitoring and analysis, and periodic inspection by regulatory authorities. We may not be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. A significant portion of the Company’s manufacturing workforce is provided by third-party contractors. The Company relies upon these contractors to validate the worker’s immigration status and their eligibility to work in the Company’s facilities. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.

Our food operations are subject to regulation by the FDA, FTC, and other governmental entities. Applicable laws and regulations are subject to change from time to time and could impact how we manage the production and sale of our food products. We are subject, for example, to FDA compliance and regulations concerning the safety of the food products handled and sold by Apio, and the facilities in which they are packed and processed. Failure to comply with the applicable regulatory requirements can, among other things, result in:

fines, injunctions, civil penalties, and suspensions,

withdrawal of regulatory approvals or registrations,

product recalls and product seizures, including cessation of manufacturing and sales,

operating restrictions, and

criminal prosecution.

Compliance with federal, state, and local laws and regulations is costly and time-consuming. We may be required to incur significant costs to comply with the laws and regulations in the future which may have a material adverse effect on our business, operating results and financial condition.

Our food packaging products are subject to regulation under the FDC Act. Under the FDC Act, any substance that when used as intended may reasonably be expected to become, directly or indirectly, a component or otherwise affect the characteristics of any food may be regulated as a food additive unless the substance is generally recognized as safe. Food packaging materials are generally not considered food additives by the FDA if the products are not expected to become components of food under their expected conditions of use. We consider our breathable membrane product to be a food packaging material not subject to approval by the FDA. We have not received any communication from the FDA concerning our breathable membrane product. If the FDA were to determine that our breathable membrane products are food additives, we may be required to submit a food contact substance notification or food additive petition for approval by the FDA. The food additive petition process, in particular, is lengthy, expensive and uncertain. A determination by the FDA that a food contact substance notification or food additive petition is necessary would have a material adverse effect on our business, operating results and financial condition.

Our Packaged Fresh Vegetables business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Apio. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse effect on our business. In addition, the FTC and other state authorities regulate how we promote and advertise our food products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and local laws and regulations.

Lifecore’s existing products and its products under development are considered to be medical devices or drug products, and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety, efficacy and clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the Company’s clinical studies will be authorized to proceed, or if authorized will show safety or effectiveness; that any of the Company’s products that require FDA clearance or approval will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

In addition, most of the existing products being sold by Lifecore and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies which regulate manufacturing, labeling, distribution, and record keeping procedures for such products. Aseptic processing and shared equipment manufacturing require specific quality controls. If we fail to achieve and maintain these controls, we may have to recall product, or may have to reduce or suspend production while we address any deficiencies. Marketing clearances or approvals by regulatory agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. These agencies can also limit or prevent the manufacture or distribution of Lifecore’s products. A determination that Lifecore is in violation of such regulations could lead to the issuance of adverse inspectional observations, a Warning Letter, imposition of civil penalties, including fines, product recalls or product seizures, injunctions, and, in extreme cases, criminal sanctions.

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

Cyber-attacks or security breaches could compromise our confidential business information, cause a disruption in the Company’s operations or harm our reputation. We maintain numerous information assets, including intellectual property, trade secrets, banking information and other sensitive information critical to the operation and success of our business on computer networks, and such information may be compromised in the event that the security of such networks is breached. We also maintain confidential information regarding our employees and job applicants, including personal identification information. The protection of employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us to secure computer networks utilized for our business, security could be compromised, confidential information, such as Company information assets and personally identifiable employee information, could be misappropriated or system disruptions could occur.

In addition, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. Attacks may be targeted at us, our customers or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect sensitive Company data being breached or compromised. Furthermore, actual or anticipated cyberattacks or data breaches may cause significant disruptions to our network operations, which may impact our ability to deliver shipments or respond to customer needs in a timely or efficient manner.

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

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2016, approximately 31% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

regulatory approval process,

government controls,

export license requirements,

political instability,

price controls,

trade restrictions,

fluctuations in foreign currencies,

changes in tariffs, or

difficulties in staffing and managing international operations.

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2016, sales to our top five customers accounted for approximately 45% of our revenues, with our two largest customers from our Packaged Fresh Vegetables segment, Costco and Wal-mart accounting for approximately 20% and 12%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. There can be no assurance that our disclosure controls and procedures will be effective in preventing a material weakness or significant deficiency in internal control over financial reporting from occurring in the future. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend resources to correct the lapses or deficiencies, which could include the restating of previously reported financial results, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies which use contract employees could be found to be “joint employers” with the staffing firm. If this expanded definition of “joint employer” is upheld in the expected appeals of these decisions, it could result in our having responsibility for damages, reinstatement, back pay and penalties in connection with labor law violations by our use of workers provided by third-party staffing firms.

We Are Dependent on Our Key Employees and if One or More of Them Were to Leave, We Could Experience Difficulties in Replacing Them, Efficiently or Effectively Transitioning Their Replacements and Our Operating Results Could Suffer

The success of our business depends to a significant extent on the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. In October 2015, Molly Hemmeter, Landec’s former Chief Operating Officer, became the new Chief Executive Officer of the Company, succeeding Gary Steele who retired and who had served as the Company’s CEO since September 1991 (Mr. Steele still serves on the Company’s Board of Directors). The loss of any of our key personnel for an extended period may cause hardship for our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

We May Issue Preferred Stock with Preferential Rights that Could Affect Your Rights

The issuance of shares of preferred stock could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our Common Stock.

We Have Never Paid Any Dividends on Our Common Stock

We have not paid any dividends on our Common Stock since inception and do not expect to in the foreseeable future. Any dividends may be subject to preferential dividends payable on any preferred stock we may issue.

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

As of May 29, 2016, the Company owned or leased properties in Menlo Park, Arroyo Grande and Guadalupe, California; Chaska, Minnesota; Bowling Green and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Rock Tavern, New York as described below.

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Menlo Park, CA	Corporate	Leased	14,600 square feet of office and laboratory space	—	12/31/18
Chaska, MN	Biomaterials	Owned	144,000 square feet of office, laboratory and manufacturing space	27.5	—
Chaska, MN	Biomaterials	Leased	65,000 square feet of office, manufacturing and warehouse space	—	12/31/22
Guadalupe, CA	Packaged Fresh Vegetables	Owned	199,000 square feet of office space, manufacturing and cold storage	25.2	—
Bowling Green, OH	Packaged Fresh Vegetables	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Packaged Fresh Vegetables	Owned	64,000 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Packaged Fresh Vegetables	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/17
Rock Hill, SC	Packaged Fresh Vegetables	Owned	16,400 square feet of cold storage and office space	3.6	—
Rock Tavern, NY	Packaged Fresh Vegetables	Leased	7,700 square feet of cold storage and office space	—	8/23/23
McClure, OH	Packaged Fresh Vegetables	Leased	Farm land	185	12/31/17
Guadalupe, CA	Packaged Fresh Vegetables	Leased	105,000 square feet of parking space	2.4	9/30/18
Guadalupe, CA	Packaged Fresh Vegetables	Leased	5,300 square feet of office space	—	5/31/17
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to- Month

The obligations of the Company under its credit agreement with General Electric Capital Corporation (“General Electric”) are secured by a lien on all of the land and buildings of the Packaged Fresh Vegetables segment.

Item 3.     Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimate settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, of a particular quarter.

During the twelve months ended, May 29, 2016, the Company has recorded a charge to income in the amount of $775,000 or $0.02 per diluted share after taxes, which is the Company’s best estimate of settlement charges for all legal matters currently underway.

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

Fiscal Year Ended May 29, 2016	High	Low

4th Quarter ended May 29, 2016	$11.81	$9.48
3rd Quarter ended February 28, 2016	$13.10	$10.38
2nd Quarter ended November 29, 2015	$13.45	$11.03
1st Quarter ended August 30, 2015	$14.98	$11.50

Fiscal Year Ended May 31, 2015	High	Low

4th Quarter ended May 31, 2015	$15.16	$13.38
3rd Quarter ended March 1, 2015	$14.73	$12.66
2nd Quarter ended November 30, 2014	$13.64	$10.75
1st Quarter ended August 31, 2014	$13.26	$11.15

Holders

There were approximately 48 holders of record of 27,226,429 shares of outstanding Common Stock as of July 18, 2016. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during fiscal years 2016 or 2015. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended May 29, 2016	Year Ended May 31, 2015	Year Ended May 25, 2014	Year Ended May 26, 2013	Year Ended May 27, 2012
Statement of (Loss) Income Data:
(in thousands)

Product sales	$541,099	$539,257	$476,813	$441,708	$317,552

Cost of product sales	470,142	473,850	414,249	378,948	265,414

Gross profit	70,957	65,407	62,564	62,760	52,138

Operating costs and expenses:
Research and development	7,228	6,988	7,204	9,294	9,625
Selling, general and administrative	49,515	39,958	35,170	32,531	26,515
Other operating expenses/(income)	34,000	—	—	(3,933)	1,421
Total operating costs and expenses	90,743	46,946	42,374	37,892	37,561

Operating (loss) income	(19,786)	18,461	20,190	24,868	14,577

Dividend income	1,650	1,417	1,125	1,125	1,125
Interest income	71	315	260	179	180
Interest expense	(1,987)	(1,829)	(1,650)	(2,008)	(929)
Other income	1,200	3,107	10,000	8,100	5,331
Net (loss) income before taxes	(18,852)	21,471	29,925	32,264	20,284
Income tax benefit (expense)	7,404	(7,746)	(10,583)	(9,452)	(7,185)
Consolidated net (loss) income	(11,448)	13,725	19,342	22,812	13,099
Non-controlling interest	(193)	(181)	(197)	(225)	(403)
Net (loss) income applicable to common stockholders	$(11,641)	$13,544	$19,145	$22,587	$12,696

Basic net (loss) income per share	$(0.43)	$0.50	$0.72	$0.87	$0.49
Diluted net (loss) income per share	$(0.43)	$0.50	$0.71	$0.85	$0.49

Shares used in per share computation:
Basic	27,044	26,884	26,628	25,830	25,849
Diluted	27,044	27,336	27,120	26,626	26,126

	May 29, 2016	May 31, 2015	May 25, 2014	May 26, 2013	May 27, 2012
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$9,894	$14,127	$14,243	$13,718	$22,177
Total assets	343,470	346,465	313,623	290,942	277,692
Long-term debt	54,662	42,519	34,372	40,305	47,317
Retained earnings	73,457	85,098	71,554	52,409	29,822
Total stockholders’ equity	$210,728	$218,432	$203,069	$178,693	$149,742

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

Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer polymers, and 2) hyaluronan (“HA”) biopolymers. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business. The Company sells specialty packaged branded Eat Smart and GreenLine and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary and sells HA and non-HA based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary.

Landec has three operating segments – Packaged Fresh Vegetables, Food Export, and Biomaterials. The Packaged Fresh Vegetables segment combines the Company’s BreatheWay packaging technology with Apio’s branded Eat Smart and GreenLine and private label fresh-cut and whole produce business. The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets. The Biomaterials business sells products utilizing HA in the ophthalmic, orthopedic and veterinary segments and also supplies HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMP validated manufacturing facility for supplying commercial, clinical and pre-clinical products. See "Business - Description of Business Segments".

As of May 29, 2016, the Company’s retained earnings were $73.5 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

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

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole vegetable products that are generally washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it sells and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive (Loss) Income.

In addition, Apio’s Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to our customers. Sales of BreatheWay packaging are recognized when shipped to our customers.

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

Our Biomaterials business principally generates revenue through the sale of products containing HA and non-HA materials. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016 and (3) Other/Non-HA products which represented approximately 25% of Lifecore’s revenues in fiscal year 2016. The vast majority of revenues from our Biomaterials business are recognized upon shipment.

Lifecore’s business development revenues, a portion of which are included in all three medical areas, are related to contract research and development (R&D) services and multiple element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 29, 2016	Year ended May 31, 2015	Year ended May 25, 2014
Recorded upon shipment	$458,985	$465,484	$398,938
Recorded upon acceptance in foreign port	64,181	67,714	69,710
Revenue from multiple element arrangements	13,400	4,253	6,811
Revenue from license fees, R&D contracts and royalties	4,533	1,806	1,354
Total	$541,099	$539,257	$476,813

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years and trademarks/trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to our Packaged Fresh Vegetables reporting unit pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 29, 2016, the Biomaterials reporting unit had $13.9 million of goodwill and the Packaged Fresh Vegetables reporting unit had $35.7 million of goodwill.

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. For all indefinite-lived assets, including goodwill, the Company performs a qualitative analysis in accordance with ASC 350-30-35. Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units and assignment of intangible assets to reporting units, which judgments are inherently uncertain.

During the three months ended February 28, 2016, management made the strategic decision to convert its GreenLine branded products in retail grocery stores to the Eat Smart brand. This decision resulted in an impairment of the GreenLine tradename. Management estimated the value of the remaining GreenLine branded foodservice sales using the relief from royalty valuation method, which resulted in an impairment of $34.0 million. The remaining GreenLine tradename associated with the Company’s foodservice business is valued at $2.0 million. The impairment charge is recorded in the Consolidated Statements of Comprehensive (Loss) Income under “Impairment of GreenLine Tradename” as an operating expense under the Packaged Fresh Vegetables reporting unit.

The Company tested its remaining indefinite-lived intangible assets, including goodwill, for impairment as of February 29, 2016 and determined that no adjustments to the carrying values of these assets were necessary as of that date. As a result, it was not necessary to perform the two-step quantitative goodwill impairment test at the time. Subsequent to the 2016 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill. As of May 29, 2016, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable or that goodwill should be tested for impairment. Therefore, there was no impairment to the carrying value of the Company's goodwill. There were no impairment losses for goodwill during fiscal years 2015 and 2014.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 29, 2016, the Company had a valuation allowance of $1.2 million against deferred tax assets.

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

As of May 29, 2016, the only asset of the Company that was measured at fair value on a recurring basis was its minority interest investment in Windset.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs in the discounted cash flow models, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 29, 2016 and May 31, 2015 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 29, 2016	At May 31, 2015
Annual consolidated revenue growth rates	4%			4%
Annual consolidated expense growth rates	4%			4%
Consolidated income tax rates	15%			15%
Consolidated discount rates	12.5%	15%	to	21%

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

Impact on value of Windset investment as of May 29, 2016
10% increase in revenue growth rates	$600
10% increase in expense growth rates	$(600)
10% increase in income tax rates	—
10% increase in discount rates	$(300)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s Windset investment as of May 29, 2016 and May 31, 2015 was $62.7 million and $61.5 million, respectively.

Recent Accounting Pronouncements

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be presented on the consolidated balance sheets as noncurrent. Deferred taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The Company early adopted ASU 2015-17 effective February 28, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax liability in its consolidated balance sheet as of February 28, 2016. No prior periods were retrospectively adjusted.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020 on a modified retrospective basis, with early adoption permitted. Management is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. Management is currently evaluating the effect ASU 2016-09 will have on the Company's Consolidated Financial Statements and disclosures.

Results of Operations

Fiscal Year Ended May 29, 2016 Compared to Fiscal Year Ended May 31, 2015

Revenues (in thousands):

	Fiscal Year ended May 29, 2016	Fiscal Year ended May 31, 2015	Change
Packaged Fresh Vegetables	$423,859	$430,415	(2%)
Food Export	64,181	67,837	(5%)
Total Apio	488,040	498,252	(2%)
Biomaterials	50,470	40,432	25%
Corporate	2,589	573	352%
Total Revenues	$541,099	$539,257	0%

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The decrease in Apio’s Packaged Fresh Vegetables revenues for the fiscal year ended May 29, 2016 compared to the same period of last year was primarily due to a 5% decrease in unit volume sales. The volume decrease was due to lower sales in Apio’s historical core packaged fresh vegetable business due to a severe shortage of produce during most of the second and third fiscal quarters of 2016, partially offset by increased sales of higher-priced salad kit products. The decrease was also due to fiscal year 2015 having an extra week compared to fiscal year 2016 as a result of the timing of the Company’s 2015 fiscal year end.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the fiscal year ended May 29, 2016 compared with fiscal year 2015 was due to a 5% decrease in unit volume sales as a result of produce shortages and the high value of the U.S. dollar compared to most Asian currencies which made our export products more expensive for our foreign customers who pay Apio in U.S. dollars.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016 and (3) Other/Non-HA products which represented approximately 25% of Lifecore’s revenues in fiscal year 2016.

The increase in Lifecore’s revenues for the fiscal year ended May 29, 2016 compared to the same period last year was due to an increase of $9.7 million in development service revenues from existing customers, and an increase of $4.6 million in fermentation revenues due primarily to a customer that reduced its purchases last year due to an inventory adjustment resuming their historical purchase levels in fiscal year 2016. This increase was partially offset by a decrease in aseptic revenues of $4.2 million for fiscal year 2016 as a result of lower customer demand primarily due to inventory management initiative put in place by several customers.

Corporate

Corporate revenues are generated from the licensing agreements with corporate partners.

The increase in Corporate revenues for the fiscal year ended May 29, 2016 compared to the same period last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Gross Profit (in thousands):

	Fiscal Year ended May 29, 2016	Fiscal Year ended May 31, 2015	Change
Packaged Fresh Vegetables	$40,479	$45,993	(12%)
Food Export	4,176	4,252	(2%)
Total Apio	44,655	50,245	(11%)
Biomaterials	24,081	14,609	65%
Corporate	2,221	553	302%
Total Gross Profit	$70,957	$65,407	8%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 29, 2016 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for the fiscal year ended May 29, 2016 compared to the same period last year was primarily due to severe produce shortages resulting from unseasonably warm weather in California throughout most of the second and third quarters of this fiscal year which significantly reduced yields. The excess cost from produce shortages for fiscal year 2016 of approximately $15.6 million more than offset the gross profit generated from a favorable product mix resulting from a higher percentage of sales being generated from the higher margin salad kit products versus the lower margin historical core fresh packaged vegetable business.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that typically realizes a gross margin in the 5-10% range.

The decrease in gross profit for Apio’s Food Export business during the fiscal year ended May 29, 2016 compared to the same period last year was due to lower revenues partially offset by a favorable product mix. The gross profit as a percent of sales during the fiscal year ended May 29, 2016 was 6.5% compared to a gross margin of 6.3% during the same period last year.

Biomaterials (Lifecore)

Lifecore operates in the medical devices industry and has historically realized an overall gross margin percentage of approximately 35-50%.

The increase in gross profit during the fiscal year ended May 29, 2016 compared to the same period last year was due to a 25% increase in revenues and from a favorable product mix change to a higher percentage of revenues coming from the higher margin development service revenues and fermentation products than from the lower margin aseptically filled products.

Corporate

The increase in Corporate gross profit for the fiscal year ended May 29, 2016 compared to the same period last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Operating Expenses (in thousands):

	Fiscal Year ended May 29, 2016	Fiscal Year ended May 31, 2015	Change
Research and Development:
Apio	$987	$745	32%
Lifecore	4,701	4,806	(2%)
Corporate	1,540	1,437	7%
Total R&D	$7,228	$6,988	3%

Selling, General and Administrative:
Apio	$33,187	$27,380	21%
Lifecore	5,303	4,057	31%
Corporate	11,025	8,521	29%
Total S,G&A	$49,515	$39,958	24%

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

The increase in R&D expenses for the fiscal year ended May 29, 2016 compared to the same period last year was due to an increase in R&D at Apio and Corporate due primarily to supporting development partners for the Company’s BreatheWay membrane technology.

Selling, General and Administrative (S,G&A)

S,G&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the fiscal year ended May 29, 2016 compared to the same period last year was due to (1) a 21% increase in S,G&A at Apio primarily to ramp up introduction, product launches, advertising and promotions of our existing and new salad kit products and from additional headcount hired over the past year, (2) a 31% increase at Lifecore primarily due to bonuses being accrued this fiscal year compared to a nominal amount last fiscal year and from headcount additions to support its growth and (3) a 29% increase at Corporate primarily due to the reversal of the $677,000 LTIP accrual last fiscal year and from an increase in stock based compensation as a result of stock option and RSU grants made in May 2015, with the predominate amount of those grants being granted to the new CEO.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 29, 2016	Fiscal Year ended May 31, 2015	Change
Dividend Income	$1,650	$1,417	16%
Interest Income	$71	$315	(77%)
Interest Expense	$(1,987)	$(1,829)	9%
Other Income	$1,200	$3,107	(61%)
Income Taxes	$7,404	$(7,746)	N/M
Non-controlling Interest	$(193)	$(181)	7%

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The increase in dividend income for fiscal year 2016 compared to the same period last year was due to the Company increasing its preferred stock investment in Windset by $7.0 million on October 29, 2014.

Interest Income

The decrease in interest income in fiscal year 2016 compared to fiscal year 2015 was not significant.

Interest Expense

The increase in interest expense during fiscal year 2016 compared to fiscal year 2015 was not significant.

Other Income

The decrease in other income for fiscal year 2016 was due to the change in the increase in the fair value of our Windset investment being lower in fiscal year 2016 compared to fiscal year 2015.

Income Taxes

The decrease in the income tax expense for the fiscal year ended May 29, 2016 is due to the tax benefit from the GreenLine impairment charge recorded during the third quarter of fiscal year 2016 and from a decrease in net income before taxes, excluding the GreenLine impairment charge, compared to last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non-controlling interest for fiscal year 2016 compared to the same period last year was not significant.

Fiscal Year Ended May 31, 2015 Compared to Fiscal Year Ended May 25, 2014

Revenues (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Packaged Fresh Vegetables	$430,415	$360,728	19%
Food Export	67,837	69,827	(3%)
Total Apio	498,252	430,555	16%
Biomaterials	40,432	45,704	(12%)
Corporate	573	554	3%
Total Revenues	$539,257	$476,813	13%

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio's Packaged Fresh Vegetables revenues for the fiscal year ended May 31, 2015 compared to the same period last year was primarily due to a 12% increase in unit volume sales resulting primarily from new salad kit products which typically have a higher price per unit than historical offerings. In addition, fiscal year 2015 included an extra week compared to fiscal year 2014 as a result of the timing of the Company’s 2015 fiscal year end.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the fiscal year ended May 31, 2015 compared with fiscal year 2014 was due to a 9% decrease in unit volume sales primarily as a result of a west coast longshoreman’s labor dispute which was partially offset by a favorable product mix to higher priced export products.

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

Corporate

Corporate revenues are generated from the licensing agreements with corporate partners.

The increase in Corporate revenues for fiscal year 2015 compared to the same period of last year was not significant.

Gross Profit (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Packaged Fresh Vegetables	$45,993	$36,318	27%
Food Export	4,252	5,340	(20%)
Total Apio	50,245	41,658	21%
Biomaterials	14,609	20,456	(29%)
Corporate	553	450	23%
Total Gross Profit	$65,407	$62,564	5%

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

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for fiscal year 2015 compared to the same period last year was primarily due to the gross profit generated from the 19% increase in revenues and from a favorable product mix change to a greater percentage of revenues coming from higher margin salad kit products versus the lower margin core packaged vegetable products. In addition, during fiscal year 2014, Apio’s Packaged Fresh Vegetables business experienced higher than expected raw produce sourcing costs due to a variety of factors, most importantly the heavy rains in the Midwest and along the East Coast and cooler than normal temperatures in California.

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

Selling, General and Administrative (S,G&A)

S,G&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for fiscal year 2015 compared to the same period last year was primarily due to a 20% increase in sales and marketing expenses at Apio primarily to promote our new salad kit products and from the addition of incremental headcount to assist in developing and promoting future products.

Non-operating income/(expense) (in thousands):

	Fiscal Year ended May 31, 2015	Fiscal Year ended May 25, 2014	Change
Dividend Income	$1,417	$1,125	26%
Interest Income	$315	$260	21%
Interest Expense	$(1,829)	$(1,650)	11%
Other Income	$3,107	$10,000	(69%)
Income Taxes	$(7,746)	$(10,583)	(27%)
Non-controlling Interest	$(181)	$(197)	(8%)

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

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The decrease in non-controlling interest for fiscal year 2015 compared to the same period last year was not significant.

Liquidity and Capital Resources

As of May 29, 2016, the Company had cash and cash equivalents of $9.9 million, a net decrease of $4.2 million from $14.1 million at May 31, 2015.

Cash Flow from Operating Activities

Landec generated $21.8 million of cash from operating activities during fiscal year 2016 compared to generating $26.2 million of cash from operating activities during fiscal year 2015. The primary sources of cash from operating activities during fiscal year 2016 were from (1) $10.1 million of net income, excluding the non-cash impairment charge for the GreenLine trademark of $34.0 million and the tax benefit of $12.5 million from the GreenLine impairment charge, (2) $12.9 million of depreciation/amortization and stock based compensation expenses, and (3) a $2.7 million net increase in deferred tax liabilities, after excluding the tax benefit adjustment from the GreenLine impairment charge, partially offset by a $1.2 million increase in the investment in Windset and a net increase of $2.5 million in working capital.

The primary factors which increased working capital during fiscal year 2016 were (1) a $4.1 million decrease in accounts payable due to a $5.7 million decrease at Apio due to the timing of payments and (2) a $1.3 million decrease in accrued compensation as a result of fiscal year 2015 bonuses being paid in fiscal year 2016 and no bonuses being accrued in fiscal year 2016 for Apio and Corporate executive management. These decreases were partially offset by a $2.6 million increase in other accrued liabilities due to an increase in operating expenses and inventory reserves for unusable film and packaging as a result of lost customer business.

Cash Flow from Investing Activities

Net cash used in investing activities for fiscal year 2016 was $41.6 million compared to $34.4 million for the same period last year. The primary uses of cash in investing activities during fiscal year 2016 were for $40.9 million of expenditures for facility expansions and the purchase of equipment primarily to support the growth of the Apio Fresh Packaged Vegetables and Lifecore businesses. Included in the use of cash from investing activities during fiscal year 2015 was an additional $18.0 million investment in Windset.

Cash Flow from Financing Activities

Net cash provided by financing activities for fiscal year 2016 was $15.6 million compared to $8.2 million provided by financing activities for the same period last year. The net cash provided by financing activities during fiscal year 2016 was primarily due to $26.7 million of proceeds from debt. These sources from financing activities were partially offset by $14.7 million of payments on the Company’s long-term debt.

Capital Expenditures

During the fiscal year ended May 29, 2016, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Apio Fresh Packaged Fresh vegetables and Lifecore businesses. These expenditures represented the majority of the $40.9 million of capital expenditures.

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

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $22.6 million at May 29, 2016). Apio’s revolving line of credit has a fee of 0.375% per annum on the unused amount. At May 29, 2016 and May 31, 2015, there was $3.5 million and zero, respectively, outstanding under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio could borrow up to $25 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%. This loan was terminated upon entering into the commitment letter with GE Capital on May 15, 2015.

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

The GE real property, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of May 29, 2016 and May 31, 2015.

Also on May 15, 2015, Apio and Bank of America (“BofA”) entered into a commitment letter and loan agreement, pursuant to which Apio will be permitted to borrow up to $15.0 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan will have a five-year term and a fixed interest rate based on the 2.5-year swap rate at the time of borrowing. Borrowings will be secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under the BofA Loan at a fixed rate of 2.79%. On November 27, 2015, Apio borrowed $4.2 million under the BofA Loan at a fixed rate of 2.92%.

During fiscal year 2016, Apio capitalized $200,000 of loan origination fees from new equipment loans and/or amendments with GE Capital and BofA. Loan origination fees of $397,000 and zero were capitalized in fiscal years 2015 and 2014, respectively. Amortization of loan origination fees for Apio recorded to interest expense for fiscal years 2016, 2015 and 2014 were $293,000, $206,000 and $187,000, respectively. Unamortized loan origination fees were $1.1 million and $1.2 million at May 29, 2016 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”), collectively (the “Lifecore Loan Agreements”):

(1)

A $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”). The Term Loan was paid off on May 2, 2016.

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.6 million at May 29, 2016) and with no unused fee. As of May 29, 2016 and May 31, 2015, no amounts were outstanding under the Credit Agreement.

The obligations of Lifecore under the Lifecore Loan Agreements and Credit Agreement (collectively “Lifecore Debt Agreements”) are secured by liens on all of the property of Lifecore. The Lifecore Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Lifecore’s assets; (2) make loans or other investments; (3) pay dividends or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; (7) adopt certain benefit plans; and (8) make changes in Lifecore’s corporate structure. In addition, under the Credit Agreement, Lifecore must maintain (a) a minimum fixed charge coverage ratio of 1.10 to 1.0 if Lifecore’s unrestricted cash balance is less than 50% of total funded debt at the end of each fiscal quarter and (b) a net debt cash flow leverage ratio of less than 2.0 to 1.0 at the end of each fiscal quarter. Lifecore was in compliance with all financial covenants as of May 29, 2016 and May 31, 2015. Unamortized loan origination fees for the Lifecore Debt Agreements were zero and $48,000 at May 29, 2016 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

The market value of the Company’s debt approximates its recorded value as the interest rates on each debt instrument approximate current market rates.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 29, 2016, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2017	2018	2019	2020	2021	Thereafter
Debt principal payments	$54,662	$8,048	$8,288	$8,534	$9,208	$6,395	$14,189
Interest payments	6,671	1,711	1,432	1,144	823	611	950
Capital leases	6,306	453	462	472	483	486	3,950
Operating leases	8,550	3,353	2,625	1,330	612	198	432
Purchase commitments	23,700	23,200	500	—	—	—	—
Total	$99,889	$36,765	$13,307	$11,480	$11,126	$7,690	$19,521

The interest payment amounts above include (1) all of the GE Capital and BofA fixed rate loans (see Note 6 to the Consolidated Financial Statements for a list of the Company’s fixed rate loans), (2) the estimated interest rate payment on the variable rate loans with GE Capital entered into on February 26, 2016 based on the five year historical average 30-day LIBOR plus 2.25% or 2.73% and (3) the estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 0.875% resulting in an estimated rate of 1.18%.

Landec is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments.

Landec’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of Landec to establish and maintain new licensing arrangements; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If Landec’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, Landec would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to Landec on favorable terms, if at all.

Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not significant.

Item 8. Financial Statements and Supplementary Data

See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 29, 2016, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 29, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that, as of May 29, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 29, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 29, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 29, 2016 and May 31, 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2016 and our report dated July 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

July 29, 2016

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2016 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2016 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2016 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2016 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 26, 2016 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	47
		Consolidated Balance Sheets at May 29, 2016 and May 31, 2015	48
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 29, 2016, May 31, 2015 and May 25, 2014	49
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 29, 2016, May 31, 2015 and May 25, 2014	50
		Consolidated Statements of Cash Flows for the Years Ended May 29, 2016, May 31, 2015 and May 25, 2014	51
		Notes to Consolidated Financial Statements	52

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

	3.	Index of Exhibits	79

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 29, 2016 and May 31, 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended May 29, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 29, 2016 and May 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 29, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation’s internal control over financial reporting as of May 29, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

July 29, 2016

 LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 29, 2016	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,894	$14,127
Accounts receivable, less allowance for doubtful accounts	46,406	46,479
Inventories	25,535	25,027
Deferred taxes	—	2,111
Prepaid expenses and other current assets	4,643	5,458
Total current assets	86,478	93,202

Investment in non-public company, fair value	62,700	61,500
Property and equipment, net	120,880	84,465
Goodwill, net	49,620	49,620
Trade names, net	14,428	48,428
Customer relationships, net	6,968	7,835
Other assets	2,396	1,415
Total Assets	$343,470	$346,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,904	$35,009
Accrued compensation	5,460	6,742
Other accrued liabilities	7,772	5,212
Deferred revenue	832	843
Line of credit	3,500	—
Current portion of long-term debt	8,048	8,353
Total current liabilities	56,516	56,159

Long-term debt	46,614	34,166
Capital lease obligation, less current portion	3,804	—
Deferred taxes	22,442	34,340
Other non-current liabilities	1,744	1,691
Total liabilities	131,120	126,356
Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,148,096 and 26,990,490 shares issued and outstanding at May 29, 2016 and May 31, 2015, respectively	27	27
Additional paid-in capital	137,244	133,307
Retained earnings	73,457	85,098
Total stockholders’ equity	210,728	218,432
Non-controlling interest	1,622	1,677
Total equity	212,350	220,109
Total Liabilities and Stockholders’ Equity	$343,470	$346,465

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	Year Ended May 29, 2016	Year Ended May 31, 2015	Year Ended May 25, 2014
Product sales	$541,099	$539,257	$476,813

Cost of product sales	470,142	473,850	414,249

Gross profit	70,957	65,407	62,564

Operating costs and expenses:
Research and development	7,228	6,988	7,204
Selling, general and administrative	49,515	39,958	35,170
Impairment of GreenLine tradename	34,000	—	—
Total operating costs and expenses	90,743	46,946	42,374

Operating (loss) income	(19,786)	18,461	20,190

Dividend income	1,650	1,417	1,125
Interest income	71	315	260
Interest expense	(1,987)	(1,829)	(1,650)
Other income	1,200	3,107	10,000
Net (loss) income before taxes	(18,852)	21,471	29,925
Income tax benefit (expense)	7,404	(7,746)	(10,583)
Consolidated net (loss) income	(11,448)	13,725	19,342
Non-controlling interest	(193)	(181)	(197)
Net (loss) income and comprehensive (loss) income applicable to common stockholders	$(11,641)	$13,544	$19,145

Basic net (loss) income per share	$(0.43)	$0.50	$0.72
Diluted net (loss) income per share	$(0.43)	$0.50	$0.71

Shares used in per share computation:
Basic	27,044	26,884	26,628
Diluted	27,044	27,336	27,120

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance at May 26, 2013	26,402,247	$26	$126,258	$52,409	$178,693	$1,721
Issuance of common stock at $5.63 to $13.32 per share, net of taxes paid by Landec on behalf of employees	372,852	1	2,297	—	2,298	—
Issuance of common stock for vested restricted stock units	40,154	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(345)	—	(345)	—
Stock-based compensation	—	—	1,356	—	1,356	—
Tax benefit from stock-based compensation expense	—	—	1,922	—	1,922	—
Non-controlling interest	—	—	—	—	—	197
Payments to non-controlling interest	—	—	—	—	—	(226)
Net and comprehensive income	—	—	—	19,145	19,145	—
Balance at May 25, 2014	26,815,253	27	131,488	71,554	203,069	1,692
Issuance of common stock at $5.63 to $8.19 per share, net of taxes paid by Landec on behalf of employees	102,745	—	122	—	122	—
Issuance of common stock for vested restricted stock units	72,492	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(343)	—	(343)	—
Stock-based compensation	—	—	1,577	—	1,577	—
Tax benefit from stock-based compensation expense	—	—	463	—	463	—
Non-controlling interest	—	—	—	—	—	181
Payments to non-controlling interest	—	—	—	—	—	(196)
Net and comprehensive income	—	—	—	13,544	13,544	—
Balance at May 31, 2015	26,990,490	27	133,307	85,098	218,432	1,677
Issuance of common stock at $5.63 to $9.01 per share, net of taxes paid by Landec on behalf of employees	125,167	—	322	—	322	—
Issuance of common stock for vested restricted stock units	32,439	—	—	—	—	—
Stock-based compensation	—	—	3,465	—	3,465	—
Tax benefit from stock-based compensation expense	—	—	150	—	150	—
Non-controlling interest	—	—	—	—	—	193
Payments to non-controlling interest	—	—	—	—	—	(248)
Net and comprehensive loss	—	—	—	(11,641)	(11,641)	—
Balance at May 29, 2016	27,148,096	$27	$137,244	$73,457	$210,728	$1,622

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Year Ended	Year Ended
	May 29,	May 31,	May 25,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net (loss) income	$(11,448)	$13,725	$19,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,395	7,090	7,114
Stock-based compensation expense	3,465	1,577	1,356
Deferred taxes	(9,787)	4,152	5,605
Change in investment in non-public company , fair value	(1,200)	(3,900)	(10,000)
Tax benefit from stock based compensation	(150)	(463)	(1,922)
Impairment of non-public company, non-fair value investment	—	793	—
Net loss (gain) on disposal of property and equipment	46	(90)	329
Impairment of GreenLine tradename	34,000	—	—
Changes in assets and liabilities:
Accounts receivable, net	73	(1,754)	(7,982)
Inventories, net	(508)	(292)	(622)
Prepaid expenses and other current assets	965	177	4,711
Accounts payable	(4,105)	2,894	(141)
Accrued compensation	(1,282)	2,646	38
Other accrued liabilities	2,556	11	3,211
Restricted cash collateral	(225)	—	—
Deferred revenue	(11)	(411)	6
Net cash provided by operating activities	21,784	26,155	21,045

Cash flows from investing activities:
Purchases of property and equipment	(40,867)	(17,511)	(14,886)
Deposit on capital lease	(850)	—	—
Investment in non-public company, fair value	—	(18,000)	—
Proceeds from sales of fixed assets	127	1,071	—
Purchases of marketable securities	—	—	(1,417)
Proceeds from maturities of marketable securities	—	—	2,962
Net cash used in investing activities	(41,590)	(34,440)	(13,341)

Cash flows from financing activities:
Proceeds from sale of common stock	322	122	2,298
Taxes paid by Company for stock swaps and RSUs	—	(343)	(1,271)
Tax benefit from stock-based compensation expense	150	463	1,922
Net change in other assets/liabilities	(247)	(24)	31
Proceeds from long term debt	26,748	15,014	—
Payments on long term debt	(14,652)	(6,867)	(5,933)
Proceeds from lines of credit	26,100	30,417	9,500
Payments on lines of credit	(22,600)	(30,417)	(13,500)
Payments to non-controlling interest.	(248)	(196)	(226)
Net cash provided by (used in) financing activities	15,573	8,169	(7,179)
Net (decrease) increase in cash and cash equivalents	(4,233)	(116)	525
Cash and cash equivalents at beginning of year	14,127	14,243	13,718
Cash and cash equivalents at end of year	$9,894	$14,127	$14,243

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,017	$1,994	$1,504
Cash paid during the period for income taxes, net of refunds received	$2,625	$150	$50

Supplemental disclosure of non-cash investing and financing activities:
Facility and equipment acquired under a capital lease	$3,908	$—	$—

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the partnership interest and equity investment in the non-public company by the Company are not VIEs.

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

Several of the raw materials the Company uses to manufacture its products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for its breathable membrane products and raw materials for its HA products.

The operations of Windset, in which the Company holds a 26.9% minority investment, are predominantly located in British Columbia, Canada and Santa Maria, California. Routinely, the Company evaluates the financial strength and ability for Windset to continue as a going concern.

During the fiscal year ended May 29, 2016, sales to the Company’s top five customers accounted for approximately 45% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco Wholesale Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 20% and 12%, respectively, of total revenues. In addition, approximately 31% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 29, 2016, the top two customers, Costco and Wal-mart represented approximately 13% and 15%, respectively, of total accounts receivable.

During the fiscal year ended May 31, 2015, sales to the Company’s top five customers accounted for approximately 46% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco and Wal-mart, accounting for approximately 21% and 11%, respectively, of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 31, 2015, the top two customers, Costco and Wal-mart represented approximately 15% and 13%, respectively, of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of marketable securities, commercial-term trade payables, grower advances, notes receivable and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value. Fair values for long-term financial instruments not readily marketable are estimated based upon discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 29, 2016 and May 31, 2015.

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

	Balance at beginning of period	Adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year ended May 25, 2014	$583	$143	$(210)	$516
Year ended May 31, 2015	$516	$—	$(134)	$382
Year ended May 29, 2016	$382	$63	$(110)	$335

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added processed vegetable products that are generally washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive (Loss) Income.

In addition, Packaged Fresh Vegetables value-added revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay® packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to our customers. Sales of BreatheWay packaging are recognized when shipped to our customers.

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

Our Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016 and (3) Other/Non-HA products represented approximately 25% of Lifecore’s revenues in fiscal year 2016. The vast majority of revenues from our Biomaterials business are recognized upon shipment.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Lifecore’s business development revenues, a portion of which are included in all three medical areas, are related to contract research and development (R&D) services and multiple element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

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

For licensing revenue, the initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectability is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing research and development activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded as a reduction of revenue.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Year ended May 29, 2016	Year ended May 31, 2015	Year ended May 25, 2014
Recorded upon shipment	$458,985	$465,484	$398,938
Recorded upon acceptance in foreign port	64,181	67,714	69,710
Revenue from multiple element arrangements	13,400	4,253	6,811
Revenue from license fees, R&D contracts and royalties	4,533	1,806	1,354
Total	$541,099	$539,257	$476,813

Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred to ship product from the sourcing locations to the end consumer markets.

Other Accounting Policies and Disclosures

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 29, 2016 and May 31, 2015 inventories consisted of (in thousands):

	May 29, 2016	May 31, 2015
Finished goods	$12,165	$13,271
Raw materials	9,855	9,879
Work in progress	3,515	1,877
Total inventories	$25,535	$25,027

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also provides a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2016, 2015 and 2014 was $2.1 million, $1.3 million and $447,000, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business.  Notes and advances receivable are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio.  Notes are interest bearing obligations, evidenced by contracts and notes receivable.  These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability.  A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance.  There were no notes or advances outstanding at May 29, 2016.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Related Party Transactions

The Company sold products to and earned license fees from Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”) during the last three fiscal years. During fiscal years 2016, 2015 and 2014, the Company recognized revenues of $666,000, $537,000, and $365,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income, from the sale of products to and license fees from Windset. The related receivable balances of $523,000 and $306,000 from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 29, 2016 and May 31, 2015, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During fiscal years 2016, 2015 and 2014, the Company recognized cost of product sales of $32,000, $1.6 million, and $1.6 million, respectively, in the accompanying Consolidated Statements of Comprehensive (Loss) Income, from the sale of products purchased from Windset. The related accounts payable of zero and $244,000 to Windset are included in accounts payable in the accompanying Consolidated Balance Sheets as of May 29, 2016 and May 31, 2015, respectively.

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

The Company capitalizes software development costs for internal use in accordance with accounting guidance. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line basis over estimated useful lives of three to seven years. During fiscal years 2016, 2015 and 2014, the Company capitalized $174,000, $509,000 and $913,000 in software development costs, respectively.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of twelve to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (ii) upon the acquisition of Lifecore in April 2010 and (iii) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to the Biomaterials reporting unit and the acquisitions of Apio and GreenLine were allocated to the Packaged Fresh Vegetables reporting unit based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 29, 2016, the Biomaterials reporting unit had $13.9 million of goodwill and the Packaged Fresh Vegetables reporting unit had $35.7 million of goodwill.

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

During the three months ended February 28, 2016, management made the strategic decision to convert its GreenLine branded products in retail grocery stores to the Eat Smart brand over the following six month period. This decision resulted in an impairment of the GreenLine tradename. Management estimated the value of the remaining GreenLine branded foodservice sales using the relief from royalty valuation method, which resulted in an impairment of $34.0 million. The remaining GreenLine tradename associated with the Company’s foodservice business is valued at $2.0 million. The impairment charge is recorded in the Consolidated Statements of Comprehensive (Loss) Income as “Impairment of GreenLine tradename” as an operating expense under the Packaged Fresh Vegetables reporting unit.

Subsequent to the write down of the GreenLine tradename during the third quarter of fiscal year 2016, the Company tested its indefinite-lived intangible assets for impairment as of February 29, 2016 and determined that no additional adjustments to the carrying values of these assets were necessary as of that date. Subsequent to the 2016 annual impairment test, there have been no significant events or circumstances affecting the valuation of indefinite-lived intangible assets. As of May 29, 2016, there were no events or changes in circumstances that indicated that the carrying amount of intangible assets may not be recoverable. Therefore, there was no impairment to the carrying value of the Company's indefinite-lived intangible assets.

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

As of February 29, 2016, the Company tested its goodwill for impairment and determined that no indication of impairment existed as of that date. As a result, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. Subsequent to the 2016 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill that indicate a need for goodwill to be further tested for impairment. There were no impairment losses for goodwill during fiscal years 2016, 2015 and 2014.

Investment in Non-Public Company

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 29, 2016 and May 31, 2015. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under a self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have not been paid as of May 29, 2016. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Deferred Revenue

Cash received in advance of services performed are recorded as deferred revenue. At May 29, 2016, $832,000 was recognized as advances from customers. At May 31, 2015, $843,000 was recognized as advances from customers.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Comprehensive (Loss) Income, following the consolidated net income (loss) caption.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The non-controlling interest balances of $1.6 million at May 29, 2016 and $1.7 million at May 31, 2015 was comprised of the non-controlling limited partners’ interest in Apio Cooling.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 29, 2016, the Company had a $1.2 million valuation allowance against its deferred tax assets.

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

The following table sets forth the computation of diluted net (loss) income per share (in thousands, except per share amounts):

	Fiscal Year Ended May 29, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014
Numerator:
Net (loss) income applicable to Common Stockholders	$(11,641)	$13,544	$19,145

Denominator:
Weighted average shares for basic net (loss) income per share	27,044	26,884	26,628
Effect of dilutive securities:
Stock options and restricted stock units	—	452	492
Weighted average shares for diluted net (loss) income per share	27,044	27,336	27,120

Diluted net (loss) income per share	$(0.43)	$0.50	$0.71

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Due to the Company’s net loss for fiscal year 2016, the net loss per share includes only weighted average shares outstanding and thus excludes 1.6 million of outstanding options and RSUs as such impacts would be antidilutive for fiscal year 2016.

Options to purchase 371,115 and 333,993 shares of Common Stock at a weighted average exercise price of $14.02 and $14.15 per share were outstanding during fiscal years ended May 31, 2015 and May 25, 2014, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

Cost of Sales

The Company includes in cost of sales all the costs related to the sale of products. These costs include the following: raw materials (including produce, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping related costs.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Fiscal Year Ended May 29, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014
Options	$1,352	$561	$558
RSUs	2,113	1,016	798
Total stock-based compensation expense	$3,465	$1,577	$1,356

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Fiscal Year Ended May 29, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014
Research and development	$241	$38	$39
Sales, general and administrative	3,224	1,539	1,317
Total stock-based compensation expense	$3,465	$1,577	$1,356

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line single option method to calculate and recognize the fair value of stock-based compensation arrangements. In addition, the Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates.

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates. As of May 29, 2016, May 31, 2015 and May 25, 2014, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Fiscal Year Ended May 29, 2016	Fiscal Year Ended May 31, 2015	Fiscal Year Ended May 25, 2014
Expected life (in years)	3.38	3.25	3.50
Risk-free interest rate	1.09%	1.00%	0.71%
Volatility	31%	32%	41%
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014 was $2.85, $3.42 and $4.41 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014.

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

As of May 29, 2016 and May 31, 2015, the only asset of the Company that was measured at fair value on a recurring basis was its minority interest investment in Windset.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair market value of the Company’s investment in Windset for the fiscal years ended May 29, 2016 and May 31, 2015 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during those periods. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 29, 2016	At May 31, 2015
Annual consolidated revenue growth rates	4%			4%
Annual consolidated expense growth rates	4%			4%
Consolidated income tax rates	15%			15%
Consolidated discount rates	12.5%	15%	to	21%

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

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

Impact on value of Windset investment as of	May 29, 2016
10% increase in revenue growth rates	$600
10% increase in expense growth rates	$(600)
10% increase in income tax rates	$-
10% increase in discount rates	$(300)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s Windset investment as of May 29, 2016 and May 31, 2015 was $62.7 million and $61.5 million, respectively.

Recent Accounting Pronouncements

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

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies (continued)

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020 on a modified retrospective basis, with early adoption permitted. Management is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.

Stock-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. Management is currently evaluating the effect ASU 2016-09 will have on the Company's Consolidated Financial Statements and disclosures.

2.	Investments in non-public companies

Aesthetic Sciences

In December 2005, Landec entered into a licensing agreement with Aesthetic Sciences for the exclusive rights to use Landec's Intelimer® materials technology for the development of dermal fillers worldwide under the agreement. The Company received shares of preferred stock in exchange for the license. Aesthetic Sciences sold the rights to its Smartfil Injector System on July 16, 2010. The royalty period from the sale of the Smartfil Injector System began November 1, 2014 and as a result the Company obtained for the first time during the third quarter of fiscal year 2015 financial information for the products for which a royalty is due Aesthetic Sciences. Based on the review of this historical financial information and discussions with the acquirer, the Company concluded that its investment in Aesthetic Sciences was other than temporarily impaired, and therefore wrote off its remaining $793,000 investment in Aesthetic Sciences as of March 1, 2015. This impairment is included in other income in the Consolidated Statements of Comprehensive (Loss) Income.

Windset

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 Senior A preferred shares for $15.0 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The non-voting Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Windset Purchase Agreement includes a put and call option, which can be exercised on, or after, the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common, Senior A preferred shares and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares from the date of the Company’s investment through the put and call date, plus the liquidation value of the preferred shares of $20.1 million ($15.0 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

2.	Investments in non-public companies (continued)

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

The Company recorded $1.7 million, $1.4 million and $1.1 million in dividends for fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014, respectively. In addition, the Company recorded $1.2 million, $3.9 million and $10.0 million of income for fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014, respectively, which is included in other income in the Consolidated Statements of Comprehensive (Loss) Income, from the increase in the fair market value of the Company’s investment in Windset.

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset.

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of
	Useful Life			May 29, 2016	May 31, 2015
Land and buildings	15	-	40	$67,192	$57,426
Leasehold improvements	3	-	20	1,620	1,360
Computers, capitalized software, machinery, equipment and autos	3	-	20	87,464	68,260
Furniture and fixtures	3	-	7	901	804
Construction in process				17,677	6,837
Gross property and equipment				174,854	134,687
Less accumulated depreciation and amortization				(53,974)	(50,222)
Net property and equipment				$120,880	$84,465

              Depreciation and amortization expense for property and equipment for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014 was $8.2 million, $6.2 million and $6.2 million, respectively. Amortization related to capitalized leases, which is included in depreciation expense, was $49,000 for fiscal year ended May 29, 2016 and zero for the fiscal years ended May 31, 2015 and May 25, 2014. Amortization related to capitalized software was $269,000, $158,000 and $189,000 for fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014, respectively. The unamortized computer software costs as of May 29, 2016 and May 31, 2015 was $865,000 and $1.1 million, respectively.

4.	Intangible Assets

The carrying amount of goodwill as of May 29, 2016, May 31, 2015 and May 25, 2014 was $35.7 million for the Packaged Fresh Vegetables segment and $13.9 million for the Biomaterials segment.

Information regarding Landec’s other intangible assets is as follows (in thousands):

	Trademarks & Trade names	Customer Relationships	Total
Balance as of May 26, 2013	$48,428	$9,606	$58,034
Amortization expense	—	(886)	(886)
Balance as of May 25, 2014	48,428	8,720	57,148
Amortization expense	—	(885)	(885)
Balance as of May 31, 2015	48,428	7,835	56,263
Impaired during the period	(34,000)	—	(34,000)
Amortization expense	—	(867)	(867)
Balance as of May 29, 2016	$14,428	$6,968	$21,396

Accumulated amortization of Trademarks and Trade names was $872,000 as of May 29, 2016 and May 31, 2015. Accumulated amortization of Customer Relationships as of May 29, 2016 and May 31, 2015 was $4.2 million and $3.4 million, respectively. Accumulated impairment losses as of May 29, 2016 and May 31, 2015 were $38.8 million and $4.8 million, respectively. Lifecore’s Customer Relationships amount of $3.7 million is being amortized over 12 years and Apio’s Customer Relationships amount of $7.5 million is being amortized over 13 years. The amortization expense for the next five fiscal years is estimated to be $885,000 per year.

5.	Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 29, 2016 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 29, 2016, the Company had 2.7 million common shares reserved for future issuance under Landec equity incentive plans.

On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the

Company, the 2013 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 29, 2016, 1,474,507 options to purchase shares and restricted stock units (RSUs) were outstanding.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million Shares were initially available for awards and as of May 29, 2016, 783,808 options to purchase shares and restricted stock units (RSUs) were outstanding.

5.	Stockholders’ Equity (continued)

Stock-Based Compensation Activity

Activity under all Landec equity incentive plans is as follows:

		Restricted Stock Outstanding		Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 26, 2013	422,977	95,330	$6.52	1,339,892	$6.58
Additional shares reserved	2,000,000	—	—	—	—
Granted	(420,131)	128,631	$14.30	291,500	$14.30
Awarded/Exercised	—	(62,499)	$6.18	(398,080)	$6.45
Forfeited	—	(12,162)	$8.86	(12,452)	$6.66
Plan shares expired	(2,846)	—	—	(5,000)	$13.32
Balance at May 25, 2014	2,000,000	149,300	$13.17	1,215,860	$8.45
Granted	(1,118,857)	324,357	$13.97	794,500	$14.20
Awarded/Exercised	—	(79,219)	$11.57	(205,419)	$6.55
Forfeited	—	(1,667)	$14.30	(2,223)	$14.30
Plan shares expired	—	—	—	(66,000)	$11.32
Balance at May 31, 2015	881,143	392,771	$14.15	1,736,718	$11.19
Granted	(443,175)	177,675	$12.10	265,500	$12.04
Awarded/Exercised	—	(32,439)	$13.28	(220,717)	$6.44
Forfeited	28,000	(11,166)	$14.36	(24,473)	$14.38
Plan shares expired	—	—	—	(25,554)	$9.86
Balance at May 29, 2016	465,968	526,841	$13.51	1,731,474	$11.90

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2016, 2015 and 2014, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2016, 2015 and 2014 were 95,550, 112,443 and 47,573 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal years 2016, 2015 and 2014 were approximately zero, $343,000 and $1.3 million, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 29, 2016:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.00	-	$9.00	401,807	1.23	$5.86	$2,249,268	401,807	$5.86	$2,249,268
$9.01	-	$13.50	312,167	6.35	$11.86	$54,784	36,617	$10.56	$40,834
$13.51	-	$14.30	364,000	4.41	$14.13	$—	308,722	$14.20	$—
$14.31	-	$14.39	653,500	6.00	$14.39	$—	216,687	$14.39	$—
$5.00	-	$14.39	1,731,474	4.62	$11.90	$2,304,052	963,833	$10.63	$2,290,102

5.	Stockholders’ Equity (continued)

At May 29, 2016 and May 31, 2015 options to purchase 963,833 and 849,464 shares of Landec’s Common Stock were vested, respectively, and 767,641 and 887,254 were unvested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.46 on May 27, 2016, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 29, 2016, was 418,474 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2016 was $1.1 million.

Option Awards

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Vested	963,833	$10.63	3.38	$2,290,102
Expected to vest	750,704	$13.51	6.17	13,517
Total	1,714,537	$11.89	4.60	$2,303,619

As of May 29, 2016, there was $6.8 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.1 years for both stock options and restricted stock awards.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2016, 2015 and 2014, the Company did not purchase any shares on the open market.

6.	Debt

 Long-term debt consists of the following (in thousands):

	May 29, 2016	May 31, 2015
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$14,167	$15,172
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	5,904	7,705
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	5,558	6,476
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,375	3,907
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	3,158	3,819
Real property loan agreement with GE Capital ; due in monthly principal payments of $46,000 through March 1, 2026, plus interest payable monthly at LIBOR plus 2.25% per annum	7,622	—
Capital equipment loan with GE Capital; due in monthly principal payments of $122,000 through March 1, 2021, plus interest payable monthly at LIBOR plus 2.25% per annum	8,873	—
Capital equipment loan with BofA; due in monthly principal and interest payments of $75,000 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	3,940	—
Term note with BMO Harris Bank N.A. (“BMO Harris”); due in monthly principal payments of $250,000 through May 23, 2016, plus interest payable monthly at LIBOR plus 2% per annum	—	3,000
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.59% and 0.31% at May 29, 2016 and May 31, 2015, respectively)	2,065	2,440
Total	54,662	42,519
Less current portion	(8,048)	(8,353)
Long-term portion	$46,614	$34,166

6.	Debt (continued)

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

		GE
	GE RE Loans	M&E Loans	BofA Loans	IRB	Total
FY 2017	1,431	4,686	1,541	390	8,048
FY 2018	1,474	4,829	1,585	400	8,288
FY 2019	1,518	4,975	1,631	410	8,534
FY 2020	1,564	5,541	1,678	425	9,208
FY 2021	1,613	3,679	663	440	6,395
Thereafter	14,189	—	—	—	14,189
Total	$21,789	$23,710	$7,098	$2,065	$54,662

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25.0 million to $40.0 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $22.6 million at May 29, 2016). Apio’s revolving line of credit has a fee of 0.375% per annum on the unused amount. At May 29, 2016, Apio had $3.5 million outstanding under its revolving line of credit. As of May 31, 2015, there was no outstanding balance under Apio’s revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital whereby Apio can borrow up to $25.0 million based on eligible equipment purchases between August 1, 2012 and August 31, 2015. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%. This loan was terminated upon entering into the commitment letter with GE Capital on May 15, 2015.

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

The GE real estate, equipment and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12.0 million. Apio was in compliance with all financial covenants as of May 29, 2016 and May 31, 2015.

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

6.	Debt (continued)

During fiscal year 2016, Apio capitalized $200,000 of loan origination fees from new real property and equipment loans and/or amendments with GE Capital and BofA. During fiscal year 2015, Apio capitalized $397,000 of loan origination fees from new real property and equipment loans and/or amendments with GE Capital and BofA. No loan origination fees were capitalized in fiscal year 2014. Amortization of loan origination fees for Apio recorded to interest expense for fiscal years 2016, 2015 and 2014 were $293,000, $206,000 and $187,000, respectively. Unamortized loan origination fees were $1.1 million and $1.2 million at May 29, 2016 and May 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets.

On May 23, 2012, Lifecore entered into two financing agreements with BMO Harris Bank N.A. and/or its affiliates (“BMO Harris”):

(1)

A $12.0 million term loan which matures in four years due in monthly payments of $250,000 with interest payable monthly based on a variable interest rate of LIBOR plus 2% (the “Term Loan”). The Term Loan was paid off on May 2, 2016.

(2)

A Reimbursement Agreement pursuant to which BMO Harris caused its affiliate Bank of Montreal to issue an irrevocable letter of credit in the amount of $3.5 million (the “Letter of Credit”) which is securing the IRBs described above.

On May 22, 2015, Lifecore entered into a Credit and Security Agreement (the “Credit Agreement”) with BMO Harris which includes (a) a two-year, $10.0 million asset-based working capital revolving line of credit, with an interest rate of LIBOR plus 1.85%, with availability based on the combination of Lifecore’s eligible accounts receivable and inventory balances (availability was $9.6 million at May 29, 2016) and with no unused fee and as of May 29, 2016 no amounts were outstanding under the line of credit.

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

7.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year ended	Year ended	Year ended
	May 29, 2016	May 31, 2015	May 25, 2014
Current:
Federal	$2,382	$3,480	$4,785
State	(82)	43	157
Foreign	83	71	56
Total	2,383	3,594	4,998
Deferred:
Federal	(9,177)	3,789	5,059
State	(610)	363	526
Total	(9,787)	4,152	5,585
Income tax (benefit)/expense	$(7,404)	$7,746	$10,583

7.	Income Taxes (continued)

The actual provision for income taxes differs from the statutory U.S. federal income tax rate of 35% for all year presented as follows (in thousands):

	Year Ended May 29, 2016	Year Ended May 31, 2015	Year Ended May 25, 2014
Provision at U.S. statutory rate of 35%	$(6,666)	$7,451	$10,405
State income taxes, net of federal benefit	(504)	566	711
Change in valuation allowance	6	353	99
Tax credits	(156)	(375)	(378)
Domestic manufacturing deduction	(307)	(369)	(406)
Stock-based compensation	173	142	(47)
Other	50	(22)	199
Total	$(7,404)	$7,746	$10,583

The Company is in an income tax benefit position in fiscal year 2016 primarily due to the Company's $34.0 million impairment of its GreenLine tradename (see Note 1), which resulted in an overall net loss before taxes for fiscal year 2016. Whereas in fiscal years 2015 and 2014, the Company was in an overall net income before tax position and thus in an income tax expense position.

The effective tax rate for fiscal year 2016 increased from 36% to 39% in comparison to fiscal year 2015 primarily due to the effect of the impairment of GreenLine tradename. The decrease in income tax expense in fiscal year 2015 compared to fiscal year 2014 was primarily due to a 28% decrease in net income before taxes.

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	May 29, 2016	May 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$3,030	$3,415
Accruals and reserves	1,836	1,964
Stock-based compensation	1,436	662
Research and AMT credit carryforwards	468	515
Other	926	966
Gross deferred tax assets	7,696	7,522
Valuation allowance	(1,240)	(1,234)
Net deferred tax assets	6,456	6,288

Deferred tax liabilities:
Basis difference in investment in non-public company	(11,125)	(10,753)
Depreciation and amortization	(9,758)	(7,186)
Goodwill and other indefinite life intangibles	(8,015)	(20,578)
Deferred tax liabilities	(28,898)	(38,517)

Net deferred tax liabilities	$(22,442)	$(32,229)

As of May 29, 2016, the Company had federal, California, Indiana, and other state net operating loss carryforwards of approximately $7.3 million, $413,000, $6.5 million, and $13.0 million respectively. These losses expire in different periods through 2032 if not utilized. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $413,000 of the gross California net operating loss to additional paid in capital as and when such excess tax benefits are ultimately realized. The Company acquired additional net operating losses through the acquisition of GreenLine. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

7.	Income Taxes (continued)

The Company has California research and development tax credits carryforwards of approximately $1.3 million. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes. Certain tax credit carryovers are attributable to excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record $1.1 million of the gross California research and development credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, the Company determined that a valuation allowance of $1.2 million should be recorded as a result of uncertainty around the utilization of certain state net operating losses as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The valuation allowance increased by an insignificant amount in fiscal year 2016.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 29, 2016	May 31, 2015	May 25, 2014
Unrecognized tax benefits – beginning of the period	$987	$1,035	$998
Gross increases – tax positions in prior period	1	17	7
Gross decreases – tax positions in prior period	(223)	(141)	(48)
Gross increases – current-period tax positions	77	76	78
Unrecognized tax benefits – end of the period	$842	$987	$1,035

As of May 29, 2016, the total amount of net unrecognized tax benefits was $842,000, of which, $715,000, if recognized, would affect the effective tax rate. As of May 31, 2015, the total amount of net unrecognized tax benefits was $987,000, of which, $800,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was not material as of May 29, 2016, May 31, 2015 and May 25, 2014. In the twelve months succeeding May 29, 2016, it is reasonably possible that approximately $300,000 of other unrecognized tax benefits may be recognized.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

8.	Commitments and Contingencies

Operating Leases

Landec leases land, facilities, and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2023. Certain of these leases have renewal options.

8.	Commitments and Contingencies (continued)

The approximate future minimum lease payments under these operating leases at May 29, 2016 are as follows (in thousands):

Amount
FY 2017	$3,353
FY 2018	2,625
FY 2019	1,330
FY 2020	612
FY 2021	198
Thereafter	432
Total	$8,550

Rent expense for operating leases, including month to month arrangements was $4.5 million, $5.0 million and $4.4 million for the fiscal years 2016, 2015 and 2014, respectively.

Capital Leases

On September 3, 2015, Lifecore leased a 65,000 square foot building in Chaska, MN, two miles from its current facility.  The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to then mortgage balance on the lessor’s loan secured by the building. The lease is a capital lease. Included in property, plant and equipment as of May 29, 2016 is $3.8 million associated with this capital lease. The monthly lease payment is initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore initially will use the building for warehousing and final packaging. Apio entered into a capital lease for office equipment for which the value of $133,000 is included in property, plant and equipment as of May 29, 2016.

Future minimum lease payments under capital leases for each year presented as are follows (in thousands):

FY 2017	$453
FY 2018	462
FY 2019	472
FY 2020	483
FY 2021	486
Thereafter	3,950
Total minimum lease payment	6,306
Less: amounts representing interest and taxes	(2,445)
Total	3,861
Less current portion included in other accrued liabilities	(57)
Long-term capital lease obligation	$3,804

Purchase Commitments

At May 29, 2016, the Company was committed to purchase $23.7 million of produce during fiscal year 2017 in accordance with contractual terms at market rates. Payments of $30.5 million, $16.8 million, and $7.1 million were made in fiscal years 2016, 2015, and 2014, respectively, under similar arrangements.

8.	Commitments and Contingencies (continued)

Legal Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimate settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, of a particular quarter.

During the twelve months ended, May 29, 2016, the Company has recorded a charge to income in the amount of $775,000 or $0.02 per diluted share after taxes, which is the Company’s best estimate of settlement charges for all legal matters currently underway.

9.	Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to all Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service (“IRS”) limitation into designated investment funds. The Company matches 67% on the first 6% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2016, 2015 and 2014, the Company contributed $1.3 million, $1.2 million and $1.1 million, respectively, to the Landec Plan.

10.	Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Packaged Fresh Vegetables segment, the Food Export segment and the Biomaterials segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for fruit and vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. Corporate licenses Landec’s Intelimer polymers for agricultural products, personal care products and other industrial products. The Corporate segment also includes general and administrative expenses, non-Packaged Fresh Vegetables and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

10.	Business Segment Reporting (continued)

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	May 29, 2016	May 31, 2015	May 25, 2014
Canada	$80.6	$79.7	$46.6
Taiwan	$32.3	$32.1	$30.7
Belgium	$13.4	$6.8	$13.1
Indonesia	$9.4	$9.0	$9.6
China	$8.3	$9.0	$8.2
Japan	$6.4	$8.5	$9.9
All Other Countries	$17.0	$18.4	$19.1

Operations by segment consisted of the following (in thousands):

Fiscal Year Ended May 29, 2016	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	TOTAL
Net sales	$423,859	$64,181	$50,470	$2,589	$541,099
International sales	$81,242	$64,181	$21,993	$—	$167,416
Gross profit	$40,479	$4,176	$24,081	$2,221	$70,957
Net income (loss)	$(31,975)	$699	$9,499	$10,136	$(11,641)
Identifiable assets	$213,341	$29,124	$98,986	$2,019	$343,470
Depreciation and amortization	$6,648	$1	$2,606	$140	$9,395
Capital expenditures	$26,892	$—	$13,975	$—	$40,867
Dividend income	$1,650	$—	$—	$—	$1,650
Interest income	$46	$—	$25	$—	$71
Interest expense	$1,721	$—	$266	$—	$1,987
Income tax expense (benefit)	$415	$143	$1,946	$(9,908)	$(7,404)

Fiscal Year Ended May 31, 2015
Net sales	$430,415	$67,837	$40,432	$573	$539,257
International sales	$80,500	$67,714	$15,246	$—	$163,460
Gross profit	$45,993	$4,252	$14,609	$553	$65,407
Net income (loss)	$17,145	$1,041	$3,838	$(8,480)	$13,544
Identifiable assets	$228,672	$27,746	$85,779	$4,268	$346,465
Depreciation and amortization	$4,766	$6	$2,184	$134	$7,090
Capital expenditures	$12,895	$—	$4,499	$117	$17,511
Dividend income	$1,417	$—	$—	$—	$1,417
Interest income	$32	$—	$254	$29	$315
Interest expense	$1,655	$—	$174	$—	$1,829
Income tax expense	$792	$48	$177	$6,729	$7,746

Fiscal Year Ended May 25, 2014
Net sales	$360,728	$69,827	$45,704	$554	$476,813
International sales	$47,224	$69,710	$20,312	$—	$137,246
Gross profit	$36,318	$5,340	$20,456	$450	$62,564
Net income (loss)	$19,041	$1,973	$9,695	$(11,564)	$19,145
Identifiable assets	$196,257	$25,391	$85,858	$6,117	$313,623
Depreciation and amortization	$4,751	$6	$2,221	$136	$7,114
Capital expenditures	$10,950	$—	$3,877	$59	$14,886
Dividend income	$1,125	$—	$—	$—	$1,125
Interest income	$12	$—	$242	$6	$260
Interest expense	$1,402	$—	$248	$—	$1,650
Income tax expense	$33	$3	$17	$10,530	$10,583

11.	Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2016, 2015 and 2014 (in thousands, except for per share amounts):

FY 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2016
Revenues	$135,355	$140,441	$129,990	$135,313	$541,099
Gross profit	$17,977	$17,265	$12,931	$22,784	$70,957
Net income (loss)	$2,952	$1,868	$(21,190)	$4,729	$(11,641)
Net income (loss) per basic share	$0.11	$0.07	$(0.78)	$0.17	$(0.43)
Net income (loss) per diluted share	$0.11	$0.07	$(0.78)	$0.17	$(0.43)

FY 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2015
Revenues	$133,614	$132,665	$138,530	$134,448	$539,257
Gross profit	$14,188	$15,666	$16,885	$18,668	$65,407
Net income	$2,353	$3,223	$3,772	$4,196	$13,544
Net income per basic share	$0.09	$0.12	$0.14	$0.16	$0.50
Net income per diluted share	$0.09	$0.12	$0.14	$0.15	$0.50

FY 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	FY 2014
Revenues	$109,479	$120,026	$126,379	$120,929	$476,813
Gross profit	$12,532	$13,734	$20,155	$16,143	$62,564
Net income	$4,752	$3,451	$6,400	$4,542	$19,145
Net income per basic share	$0.18	$0.13	$0.24	$0.17	$0.72
Net income per diluted share	$0.18	$0.13	$0.24	$0.17	$0.71

(b)	Index of Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2011.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

10.2

Industrial Real Estate Lease dated March 1, 1993 between the Registrant and Wayne R. Brown & Bibbits Brown, Trustees of the Wayne R. Brown & Bibbits Brown Living Trust dated December 30, 1987, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 33-80723) declared effective on February 12, 1996.

10.3#

License and research and development agreement between the Registrant and Air Products and Chemicals, Inc. dated March 14, 2006, incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

10.4

Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

10.5*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.6*	Form of Stock Grant Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.7*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.8*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.9*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.10	Stock Purchase Agreement by and among the Registrant, Lifecore Biomedical, Inc., Lifecore Biomedical, LLC and Warburg Pincus Private Equity IX, L.P., dated April 30, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010.

Exhibit Number	Exhibit Title

10.11

Share Purchase Agreement, dated February 15, 2011, by and between Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

10.12

Stock Purchase Agreement by and among Apio, Inc., GreenLine Holding Company and 2003 Riverside Capital Appreciation Fund, L.P., dated April 23, 2012, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2012.

10.13

Loan agreements by and between the Registrant, Apio, Inc. and General Electric Capital Corporation dated April 23, 2012, incorporated herein by reference to Exhibits 10.1 through 10.9 to the Registrant’s Current Report on Form 8-K dated May 27, 2012.

10.14

Credit Agreement and Reimbursement Agreement by and between Lifecore Biomedical, LLC and BMO Harris Bank N.A. dated May 23, 2012, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated May 29, 2012.

10.15*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.16*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.17*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.18*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.19*	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.20*	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.21*

Employment Agreement between the Registrant and Gary T. Steele effective as of May 26, 2014, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K dated June 23, 2014.

10.22

Stock Transfer Agreement dated July 15, 2014 among Apio, Inc., Newell Capital Corporation and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

10.23

Second Amendment to Credit Agreement dated July 17, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

Exhibit Number	Exhibit Title
10.24

First Amendment to Loan Agreement dated as of August 28, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.25

Promissory Note dated as of August 28, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.26

Third Amendment to Credit Agreement dated as of August 28, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.27

Senior B Preferred Share Purchase Agreement dated October 29. 2014 among Apio, Inc. and Windset Holdings 2010 Ltd., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2014.

10.28

Second Amendment to Loan Agreement dated as of November 24, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

10.29

Promissory Note dated as of November 24, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

10.30

Proposal Letter dated April 2, 2015 between Banc of America Leasing & Capital, LLC, Apio, Inc. and Landec Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.31

Master Loan and Security Agreement dated as of May 7, 2015 between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.32

Form of Equipment Security Note between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.33

Guaranty dated as of May 7, 2015 between Landec Corporation and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.34

Commitment Letter dated May 15, 2015 between General Electric Capital Corporation and Apio, Inc., incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.35*	2016 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 28, 2015.

Exhibit Number	Exhibit Title

10.36	Equipment Security Note dated May 29, 2015 by Apio, Inc., payable to Banc of America Leasing & Capital, LLC incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.37

Fourth Amendment to Credit Agreement dated as of May 27, 2015 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.38

Progress Payment Agreement dated as of September 28, 2015 between Apio, Inc. and GE Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2015.

10.39*

Employment Agreement between the Registrant and Gregory S. Skinner effective as of October 15, 2015, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.40*

Employment Agreements between the Registrant and Molly A. Hemmeter effective as of October 15, 2015, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.41

Press Release dated February 26, 2016 describing the material impairment of the Registrant’s GreenLine trademark incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016.

10.42

Loan Agreement dated February 26, 2016 between the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.43	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.44	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.45

Guaranty dated February 26, 2016 between the Registrant and CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

21.1	Subsidiaries of the Registrant at May 31, 2015	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Title
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on July 29, 2016.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President of Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Molly A. Hemmeter and Gregory S. Skinner, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Molly A. Hemmeter
Molly A. Hemmeter	President and Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2016

/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2016

/s/ Nicholas Tompkins
Nicholas Tompkins	Chairman of the Board of Apio, Inc. and Director	July 29, 2016

/s/ Robert Tobin
Robert Tobin	Director	July 29, 2016

/s/ Albert D. Bolles, Ph.D
Albert D. Bolles, Ph.D	Director	July 29, 2016

/s/ Frederick Frank
Frederick Frank	Director	July 29, 2016

/s/ Steven Goldby
Steven Goldby	Director	July 29, 2016

/s/ Gary T. Steele
Gary T. Steele	Director	July 29, 2016

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	July 29, 2016

/s/ Tonia Pankopf
Tonia Pankopf	Director	July 29, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.