Form 10-Q
period 2016-08-28
LANDEC CORP \CA\
filed 2016-09-29
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 28, 2016, or

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

Yes            No   X

As of September 23, 2016, there were 27,241,273 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended August 28, 2016

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except shares and par value)

	August 28, 2016	May 29, 2016
	(unaudited)	As Adjusted (1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,626	$9,894
Accounts receivable, less allowance for doubtful accounts of $497 and $335 at August 28, 2016 and May 29, 2016, respectively	44,150	46,406
Inventories	30,182	25,535
Prepaid expenses and other current assets	4,815	4,468
Total Current Assets	87,773	86,303

Investment in non-public company, fair value	62,700	62,700
Property and equipment, net	120,720	120,880
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	14,428	14,428
Customer relationships, net	6,747	6,968
Other assets	1,784	1,754
Total Assets	$343,772	$342,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,613	$30,904
Accrued compensation	4,045	5,460
Other accrued liabilities	9,139	7,772
Deferred revenue	706	832
Line of credit	—	3,500
Current portion of long-term debt, net	7,930	7,873
Total Current Liabilities	53,433	56,341

Long-term debt, net	44,066	45,972
Capital lease obligation, less current portion	3,787	3,804
Deferred taxes, net	23,546	22,442
Other non-current liabilities	1,989	1,744
Total Liabilities	126,821	130,303

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,241,273 and 27,148,096 shares issued and outstanding at August 28, 2016 and May 29, 2016, respectively	27	27
Additional paid-in capital	138,077	137,244
Retained earnings	77,192	73,457
Total Stockholders’ Equity	215,296	210,728
Non-controlling interest	1,655	1,622
Total Equity	216,951	212,350
Total Liabilities and Stockholders’ Equity	$343,772	$342,653

(1) Derived from audited financial statements. See Note 1 for discussion of accounting principles adopted during the period.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 28, 2016	August 30, 2015
Product sales	$132,394	$135,355

Cost of product sales	111,250	117,378

Gross profit	21,144	17,977

Operating costs and expenses:
Research and development	1,938	1,875
Selling, general and administrative	13,736	12,165
Total operating costs and expenses	15,674	14,040
Operating income	5,470	3,937
Dividend income	413	413
Interest income	4	31
Interest expense	(653)	(502)
Other income	—	800
Net income before taxes	5,234	4,679
Income tax expense	(1,889)	(1,691)
Consolidated net income	3,345	2,988
Non-controlling interest	(33)	(36)
Net income and comprehensive income applicable to common stockholders	$3,312	$2,952

Basic net income per share	$0.12	$0.11
Diluted net income per share	$0.12	$0.11

Shares used in per share computation:
Basic	27,219	27,005
Diluted	27,521	27,409

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Equity	Interest
Balance at May 29, 2016	27,148,096	$27	$137,244	$73,457	$210,728	$1,622
Cumulative-effect adjustment - ASU 2016-09 adoption (1)	—	—	200	423	623	—
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	24,844	—	98	—	98	—
Issuance of common stock for vested restricted stock units (“RSUs”)	68,333	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(272)	—	(272)	—
Stock-based compensation	—	—	807	—	807	—
Non-controlling interest	—	—	—	—	—	33
Net and comprehensive income	—	—	—	3,312	3,312	—
Balance at August 28, 2016	27,241,273	$27	$138,077	$77,192	$215,296	$1,655

(1)	See Note 1 for a discussion of accounting principles adopted during the period.

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	August 28, 2016	August 30, 2015
		As Adjusted (1)
Cash flows from operating activities:
Consolidated net income	$3,345	$2,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,550	2,211
Stock-based compensation expense	807	797
Deferred taxes	1,727	509
Change in investment in non-public company, fair value	—	(800)
Net gain on disposal of property and equipment	(4)	(3)
Changes in current assets and current liabilities:
Accounts receivable, net	2,256	1,959
Inventories, net	(4,647)	(3,396)
Prepaid expenses and other current assets	(347)	270
Accounts payable	709	(3,063)
Accrued compensation	(1,415)	(2,829)
Other accrued liabilities	1,612	(419)
Deferred revenue, net	(126)	11
Net cash provided by (used in) operating activities	6,467	(1,765)

Cash flows from investing activities:
Purchases of property and equipment	(2,131)	(3,487)
Proceeds from sales of fixed assets	9	91
Net cash used in investing activities	(2,122)	(3,396)

Cash flows from financing activities:
Proceeds from sale of common stock	98	41
Taxes paid by Company for stock swaps and RSUs	(272)	—
Payments on long-term debt	(1,909)	(1,916)
Payments on line of credit	(3,500)	—
Change in other assets	(30)	12
Net cash used in financing activities	(5,613)	(1,863)
Net decrease in cash and cash equivalents	(1,268)	(7,024)
Cash and cash equivalents at beginning of period	9,894	14,127
Cash and cash equivalents at end of period	$8,626	$7,103

(1)	See Note 1 for a discussion of accounting principles adopted during the period.

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s technologies, along with its customer relationships and tradenames, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at August 28, 2016 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

The results of operations for the three months ended August 28, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

Basis of Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Landec Corporation and its subsidiaries, Apio and Lifecore. All intercompany transactions and balances have been eliminated.

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities, and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its partnership interest in Apio Cooling, LP (see below) and its equity investment in the non-public company (see Note 2) are not VIEs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

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

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt approximates their carrying value.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 28, 2016 and May 29, 2016. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of twelve to thirteen years, and trademarks, tradenames and goodwill with indefinite lives.

Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Indefinite lived intangible assets are reviewed for impairment at least annually. For goodwill and other indefinite-lived intangible assets, the Company performs a qualitative impairment analysis in accordance with Accounting Standards Codification (“ASC”) 350-30-35.

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have been incurred but not yet been paid as of August 28, 2016 and May 29, 2016. It is reasonably possible that the expense the Company ultimately incurs could differ from these estimates and adjustments to future reserves may be necessary.

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

As of August 28, 2016 and May 29, 2016, the only asset of the Company that was measured at fair value on a recurring basis was its minority interest investment in Windset.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The increase in the fair value of the Company’s investment in Windset for the three months ended August 30, 2015 was due to the Company’s 26.9% minority interest in the increase in the fair market value of Windset during the period. The fair value of the Company’s investment in Windset did not change for the three months ended August 28, 2016. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	August 28, 2016			May 29, 2016
Revenue growth rates		4%		4%
Expense growth rates		4%		4%
Income tax rates		15%		15%
Discount rates	8.5%	to	12.5%	12.5%

The revenue growth, expense growth, and income tax rate assumptions are considered the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of investment in Windset as of August 28, 2016
10% increase in revenue growth rates	$400
10% increase in expense growth rates	$(400)
10% increase in income tax rates	$—
10% increase in discount rates	$(200)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value of the Company’s investment in Windset as of August 28, 2016 and May 29, 2016 was $62.7 million.

Revenue Recognition

See Note 10 – Business Segment Reporting, for a discussion about the Company’s four business segments; namely, Packaged Fresh Vegetables, Food Export, Biomaterials, and Corporate.

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added vegetable products that are generally washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income.

In addition, Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position, and from the sale of BreatheWay® packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to Apio’s customers. Sales of BreatheWay packaging are recognized when shipped to Apio’s customers.

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

Our Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016, and (3) Other/Non-HA products, which represented approximately 25% of Lifecore’s revenues in fiscal year 2016. The vast majority of revenues from our Biomaterials business are recognized upon shipment.

Lifecore’s business development revenues, a portion of which are included in all three medical areas, are related to contract research and development (“R&D”) services and multiple element arrangement services with customers where the Company provides products and/or services in a bundled arrangement.

Contract R&D revenue is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payment is received or collection is assured.

For sales arrangements that contain multiple elements, the Company splits the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. The Company also evaluates whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby the Company assesses, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. The Company then allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and therefore, uses the estimated selling price to allocate revenue between the elements of an arrangement.

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

A summary of revenues by type of revenue arrangement as described above is as follows (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015
Recorded upon shipment	$105,588	$110,416
Recorded upon acceptance in foreign port	23,339	22,344
Revenue from multiple element arrangements	1,585	1,589
Revenue from license fees, R&D contracts, and royalties/profit sharing	1,882	1,006
Total	$132,394	$135,355

Legal Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, in a particular quarter.

During the three months ended, August 28, 2016, the Company recorded a charge to income in the amount of $350,000, or $0.01 per diluted share after taxes, which combined with amounts previously accrued is the Company’s best estimate of settlement charges for all legal matters currently underway.

Recently Adopted Accounting Guidance

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset, except in instances where proceeds from the related debt agreement have not been received. Further, for line of credit arrangements, ASU 2015-15 allows an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

The Company adopted ASU 2015-03 during its first fiscal quarter ended August 28, 2016 with retrospective application to its May 29, 2016 consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify total debt issuance costs of $817,000 as of May 29, 2016 as a deduction from the related debt liabilities. Accordingly, the May 29, 2016 consolidated balance sheet was adjusted as follows: (1) prepaid expenses and other current assets and total current assets were reduced by $175,000 and current portion of long-term debt and total current liabilities were reduced by the same; (2) other assets were reduced by $642,000 and long-term debt was reduced by the same; and (3) total assets were reduced by $817,000 and total liabilities were reduced by the same. The Company adopted (continues) the policy of presenting line of credit debt issuance costs as an asset, and as such, $77,000 and $150,000 remain as prepaid expenses and other current assets and other assets, respectively, as of August 28, 2016. The new guidance does not impact the income statement accounting for debt issuance costs; therefore, these costs will continue to be amortized to interest expense over the term of the related debt instruments. There was no effect on net income.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes the accounting for certain aspects of stock-based payments to employees and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the Company’s consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. Finally, the new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The new standard is effective for the Company beginning May 29, 2017, with early adoption permitted.

The Company elected to early adopt the new guidance in its first fiscal quarter ended August 28, 2016. Accordingly, the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, on May 30, 2016, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid-in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes, on May 30, 2016 to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $74,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the three months ended August 30, 2015 in the consolidated statement of cash flows. See Note 5 for further information regarding additional effects related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation on the Company’s financial statements.

Recent Accounting Guidance Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020 on a modified retrospective basis, with early adoption permitted. Management is currently evaluating the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The effective date of ASU 2014-09 was deferred by the issuance of ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, (Topic 606) by one year to make the guidance of ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted, but not prior to the original effective date, which was for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to apply the implementation guidance on principal versus agent considerations related to the sale of goods or services to a customer as updated by ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, as updated by ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which makes narrow scope amendments to Topic 606 including implementation issues on collectability, non-cash consideration and completed contracts at transition. The Company is currently assessing the future impact of this guidance on its consolidated financial statements and related disclosures and expects to adopt these updates beginning with the first quarter of its fiscal year 2019.

2.	Investment in Non-public Company

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 Senior A preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The non-voting Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Windset Purchase Agreement includes a put and call option, which can be exercised on the sixth anniversary of the Windset Purchase Agreement whereby Apio can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7 million. The Senior B Preferred Stock pays an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary, and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares, but at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares, and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During each of the three months ended August 28, 2016 and August 30, 2015, the Company recorded $413,000 in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended August 28, 2016 and August 30, 2015 was zero and $800,000, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

3.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and restricted stock unit awards (“RSUs”). The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015
Options	$291	$330
RSUs	516	467
Total stock-based compensation expense	$807	$797

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015
Cost of sales	$113	$98
Research and development	23	22
Selling, general and administrative	671	677
Total stock-based compensation expense	$807	$797

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line single option method to calculate and recognize the fair value of stock-based compensation arrangements.

As of August 28, 2016, there was $6.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2 years for both stock options and restricted stock unit awards.

4.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	August 28, 2016	August 30, 2015
Numerator:
Net income applicable to Common Stockholders	$3,312	$2,952

Denominator:
Weighted average shares for basic net income per share	27,219	27,005
Effect of dilutive securities:
Stock options and restricted stock units	302	404
Weighted average shares for diluted net income per share	27,521	27,409

Diluted net income per share	$0.12	$0.11

For the three months ended August 28, 2016 and August 30, 2015, the computation of the diluted net income per share excludes the impact of options to purchase 1,387,835 shares and 1,077,232 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three months ended August 28, 2016 and August 30, 2015 was $1.9 million and $1.7 million, respectively. The effective tax rate for both the three months ended August 28, 2016 and August 30, 2015 was 36%. The effective tax rate for the three months ended August 28, 2016 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and research and development credits.

As of August 28, 2016 and May 29, 2016, the Company had unrecognized tax benefits of approximately $904,000 and $842,000, respectively. Included in the balance of unrecognized tax benefits as of August 28, 2016 and May 29, 2016 is approximately $765,000 and $715,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. In the twelve months succeeding August 28, 2016, it is reasonably possible that approximately $300,000 of other unrecognized tax benefits may be recognized.

During the three months ended August 28, 2016, excess tax deficiencies related to stock-based compensation of $69,000 were reflected in the consolidated statements of comprehensive income as a component of income tax expense as a result of the early adoption of ASU 2016-09, specifically related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation,. See Note 1 for further discussion regarding the adoption of ASU 2016-09.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 28, 2016 and May 29, 2016.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consists of the following (in thousands):

	August 28, 2016	May 29, 2016
Finished goods	$17,070	$12,165
Raw materials	10,415	9,855
Work in progress	2,697	3,515
Total	$30,182	$25,535

7.	Debt

Long-term debt consists of the following (in thousands):

	August 28, 2016	May 29, 2016
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,000 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	$13,909	$14,167
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,000 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	5,442	5,904
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,000 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	5,324	5,558
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $56,000 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	3,238	3,375
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,000 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	2,975	3,158
Real property loan agreement with GE Capital; due in monthly principal payments of $32,000 through March 1, 2026, plus interest payable monthly at LIBOR plus 2.25% per annum	7,526	7,622
Capital equipment loan with GE Capital; due in monthly principal payments of $108,000 through March 1, 2021, plus interest payable monthly at LIBOR plus 2.25% per annum	8,548	8,873
Capital equipment loan with BofA; due in monthly principal and interest payments of $75,000 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	3,742	3,940
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.69% and 0.59% at August 28, 2016 and May 29, 2016, respectively)	2,065	2,065
Total principal amount of long-term debt	52,769	54,662
Less: unamortized debt issuance costs	(773)	(817)
Total long-term debt, net of unamortized debt issuance costs	51,996	53,845
Less: current portion of long-term debt, net	(7,930)	(7,873)
Long-term debt, net	$44,066	$45,972

On July 17, 2014, Apio entered into an amendment with GE Capital, which amended the revolving line of credit dated April 23, 2012 among the parties. Under the amendment, the revolving line of credit increased from $25 million to $40 million, the interest rate was reduced from LIBOR plus 2.0% to LIBOR plus 1.75%, and the term was extended to July 17, 2019, among other changes. The availability under the revolving line of credit is based on the combination of the eligible accounts receivable and eligible inventory (availability was $23 million at August 28, 2016). Apio’s revolving line of credit has a fee of 0.375% per annum on the unused amount. At August 28, 2016, there was no outstanding balance under Apio’s revolving line of credit. At May 29, 2016, Apio had $3.5 million outstanding under its revolving line of credit.

Also on July 17, 2014, Apio entered into a new equipment loan with GE Capital. Each borrowing under this new equipment loan has a five year term with a seven year amortization period. On August 28, 2014, Apio borrowed $7.1 million under the new equipment loan at a fixed rate of 3.68%. On November 24, 2014, Apio borrowed an additional $4.1 million under the new equipment loan at a fixed rate of 3.74%.

On May 15, 2015, GE Capital and Apio entered into a commitment letter, pursuant to which GE Capital committed to lend Apio up to approximately $14.7 million in equipment financing and approximately $7.7 million in real property financing. The equipment loan and the real property loan will be made pursuant to existing loan agreements dated as of April 23, 2012, as amended May 17, 2013 and July 17, 2014. The equipment loan is available to finance purchases of equipment between May 1, 2015 and June 30, 2017. The real property loan was used to finance the expansion of Apio’s facility in Hanover, PA. On February 26, 2016, the Company borrowed $9.1 million under the equipment loan at a rate of LIBOR plus 2.25% with a term of five years and $7.7 million under the real property loan also at a rate of LIBOR plus 2.25% with a term of ten years.

The GE Capital real estate, equipment, and line of credit agreements (collectively the “GE Debt Agreements”) are secured by liens on all of the property of Apio and its subsidiaries. The GE Debt Agreements contain customary events of default under which obligations could be accelerated or increased. The GE Capital real estate and equipment loans are guaranteed by Landec, and Landec has pledged its equity interest in Apio as collateral under the line of credit agreement. The GE Debt Agreements contain customary covenants, such as limitations on the ability to (1) incur indebtedness or grant liens or negative pledges on Apio’s assets; (2) make loans or other investments; (3) pay dividends, sell stock or repurchase stock or other securities; (4) sell assets; (5) engage in mergers; (6) enter into sale and leaseback transactions; or (7) make changes in Apio’s corporate structure. In addition, Apio must maintain a minimum fixed charge coverage ratio of 1.10 to 1.0 if the availability under its line of credit falls below $12 million. Apio was in compliance with all financial covenants as of August 28, 2016 and May 29, 2016.

On May 15, 2015, Apio and BofA entered into a loan agreement, pursuant to which Apio was permitted to borrow up to $15 million to finance equipment purchases made between October 1, 2014 and April 30, 2016 (the “BofA Loan”). Each borrowing under the BofA Loan has a five-year term and a fixed interest rate. Borrowings are secured by equipment financed with proceeds of the BofA Loan. In addition, on May 15, 2015, Landec and BofA entered into a Guaranty, pursuant to which Landec guaranteed Apio’s payment obligations under the BofA Loan. On May 29, 2015, Apio borrowed $3.8 million under this equipment loan at a fixed rate of 2.79%. On November 27, 2015, Apio borrowed $4.2 million under this equipment loan at a fixed rate of 2.92%.

On August 19, 2004, Lifecore issued variable rate IRBs. These IRBs were assumed by Landec in the acquisition of Lifecore. The IRBs are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota. In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 0.75%. The maturities on the IRBs are held in a sinking fund account, recorded in Other Current Assets in the accompanying Consolidated Balance Sheets, and are paid out each year on September 1st.

8.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended August 28, 2016 and August 30, 2015, the Company recognized revenues of $118,000 and $126,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The associated receivable balances of $351,000 and $523,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 28, 2016 and May 29, 2016, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Stockholders’ Equity

During the three months ended August 28, 2016, the Company granted options to purchase 180,000 shares of common stock and awarded 10,000 restricted stock units.

As of August 28, 2016, the Company has reserved 2.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 28, 2016, the Company did not purchase any shares on the open market.

10.	Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Packaged Fresh Vegetables segment, the Food Export segment, and the Biomaterials segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store, and food services industries. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for fruit and vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic, and other markets. Corporate licenses Landec’s Intelimer polymers for agricultural products, personal care products, and other industrial products. The Corporate segment also includes general and administrative expenses, non-Packaged Fresh Vegetables, and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America. The Company’s international sales were as follows (in millions):

	Three Months Ended
	August 28, 2016	August 30, 2015
Canada	$17.8	$20.7
Taiwan	$13.7	$13.0
Belgium	$5.3	$0.8
China	$5.2	$4.0
Japan	$2.0	$2.0
Indonesia	$1.5	$1.5
All Other Countries	$2.7	$4.3

Operations and identifiable assets by business segment consisted of the following (in thousands):

Three Months Ended August 28, 2016	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	Total
Net sales	$95,945	$23,339	$12,332	$778	$132,394
International sales	$17,844	$23,339	$7,042	$—	$48,225
Gross profit	$14,406	$1,028	$5,122	$588	$21,144
Net income (loss)	$2,323	$194	$1,243	$(448)	$3,312
Depreciation and amortization	$1,820	$1	$712	$17	$2,550
Dividend Income	$413	$—	$—	$—	$413
Interest income	$4	$—	$—	$—	$4
Interest expense	$550	$—	$103	$—	$653
Income tax expense	$655	$55	$350	$829	$1,889

Three Months Ended August 30, 2015
Net sales	$103,706	$22,344	$8,798	$507	$135,355
International sales	$20,805	$22,344	$3,127	$—	$46,276
Gross profit	$13,252	$1,003	$3,215	$507	$17,977
Net income (loss)	$3,260	$101	$67	$(476)	$2,952
Depreciation and amortization	$1,567	$1	$605	$38	$2,211
Dividend Income	$413	$—	$—	$—	$413
Interest income	$6	$—	$25	$—	$31
Interest expense	$467	$—	$35	$—	$502
Income tax expense	$921	$28	$19	$723	$1,691

During the three months ended August 28, 2016 and August 30, 2015, sales to the Company’s top five customers accounted for 47% and 47%, respectively, of revenues. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 17% and 13% of revenues, respectively, for the three months ended August 28, 2016, and 20% and 11% respectively, for the three months ended August 30, 2015. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net revenues.

11.	Subsequent Events

On September 23, 2016, the Company entered into a syndicated Credit Agreement with JPMorgan Chase, BMO Harris Bank, a Part of The Bank of Montreal Financial Group, and Royal Bank of Canada’s U.S. subsidiary, City National Bank. The syndicate is being jointly led by JPMorgan Chase and Bank of Montreal, each committing $62.5 million, and with City National as a participant committing $25 million, for a total debt refinancing of $150 million, consisting of a $50 million term loan that refinanced existing debt and a $100 million revolving credit facility. The $50 million term loan has a five-year term, with a ten-year amortization, and no prepayment penalties. The interest rate is based on Landec’s leverage ratio and will range from LIBOR plus 1.25% to 2.25%. The Company will record a $1.2 million charge during its second fiscal quarter ending November 27, 2016 primarily related to the non-cash write-off of unamortized debt issuance costs associated with the existing debt that was refinanced with this new credit facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2016. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 29, 2016 filed with the Securities and Exchange Commission on July 29, 2016.

See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting guidance and recent accounting guidance not yet adopted.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetable business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio, and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Within our two core businesses, Landec has three operating segments – Packaged Fresh Vegetables, Food Export, and Biomaterials, each of which is described below.

Apio operates the Packaged Fresh Vegetables business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® brand to consumers and the GreenLine® brand to foodservice operators, as well as under private labels. In Apio’s Packaged Fresh Vegetables operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that generally incorporates Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and berries and Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers, and to Juicero, Inc. (“Juicero”) innovator of the first in-home cold-press fruit and vegetable juicing system. Juicero is using BreatheWay membranes to extend the shelf-life of packets of fresh fruit and vegetables.

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

Packaged Fresh Vegetable Business

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products primarily packaged in our proprietary BreatheWay packaging. The Packaged Fresh Vegetable business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores, and food service operators. During the fiscal year ended May 29, 2016, Apio shipped approximately 30 million cartons of produce to its customers throughout North America, primarily in the United States.

There are four major distinguishing characteristics of Apio that provide competitive advantages in the Packaged Fresh Vegetables market:

(1)

Packaged Vegetables Supplier: Apio has structured its business as a marketer and seller of branded and private label blended, fresh-cut, and whole vegetable products. It is focused on selling products primarily under its Eat Smart brand, with some sales under its GreenLine brand, and private label brands. As retail grocery chains, club stores, and food service operators consolidate, Apio is well positioned as a single source of a broad range of products.

(2)

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

(3)

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new packaged vegetable products each year. These new product offerings range from various sizes of vegetable salads, fresh-cut bagged products, vegetable trays, whole produce, and snack packs. During the last twelve months, Apio has introduced ten new unique products.

(4)

Products Currently in Approximately 60% of U.S. Retail Grocery Stores: Apio has products in approximately 60% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Most vegetable products packaged in our BreatheWay packaging have an approximate 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under our Eat Smart® brand was Sweet Kale Salad, which now have significant distribution throughout club and retail stores in North America. Additionally, we have launched under our Eat Smart brand several other superfood salad kits including Ginger Bok Choy, Wild Greens and Quinoa, Beets and Greens, Southwest Salad, and Asian Sesame. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where our superfood products can fit into consumers’ daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 60% of all retail and club store sites in North America giving us a strong platform for introducing new products.

The Company sells its products under its nationally-known brand Eat Smart to retail and club stores and its GreenLine brand to foodservice operators. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and berries, and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company also licenses its BreatheWay technology to Juicero to extend the shelf-life of packets of fresh produce for use in a countertop juicing system. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

Windset

See Note 2 – Investment in Non-public Company of the Notes to Consolidated Financial Statements for a discussion about the Company’s 26.9% ownership interest in Windset.

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

(1)

Establish strategic relationships with market leaders: Lifecore will continue to develop applications for products with partners who have strong marketing, sales, and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has been able to establish long-term relationships with the market leading ophthalmic surgical companies, and leverages those partnerships to attract new relationships in other medical markets.

(2)

Expand medical applications for HA: Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, device coatings, and through pharmaceutical sales to academic and corporate research customers.

(3)

Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities: Lifecore has made strategic capital investments in its contract manufacturing and development business focusing on extending its aseptic filling capacity and capabilities. It is investing in this segment to meet increasing partner demand and attract new contract filling opportunities. Lifecore is using its manufacturing capabilities to provide contract manufacturing and development services to its partners in the area of sterile pre-filled syringes and fermentation and purification requirements.

(4)

Maintain flexibility in product development and supply relationships: Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to providing tech transfer and development services to manufacturing aseptically-packaged, finished sterile products, and to assuming full supply chain responsibilities.

Results of Operations

Revenues (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015	Change
Packaged Fresh Vegetables	$95,945	$103,706	(7%)
Food Export	23,339	22,344	4%
Total Apio	119,284	126,050	(5%)
Biomaterials	12,332	8,798	40%
Corporate	778	507	53%
Total Revenues	$132,394	$135,355	(2%)

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

The decrease in Apio’s Packaged Fresh Vegetables revenues for the three months ended August 28, 2016 compared to the same period last year was primarily due to a 8% decrease in unit volume sales of our core packaged vegetable products due to the loss of some low margin business during the second half of fiscal year 2016.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in Apio’s Food Export revenues for the three months ended August 28, 2016 compared to the same period last year was due to an 11% increase in unit volume sales partially offset by a shift in product mix during the quarter to lower priced fruit commodity products.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016, and (3) Other/Non-HA products, which represented approximately 25% of Lifecore’s revenues in fiscal year 2016.

The increase in Lifecore’s revenues for the three months ended August 28, 2016 compared to the same period last year was due to a $4 million increase in fermentation sales partially offset by lower aseptic filling revenue.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The increase in Corporate revenues for the three months ended August 28, 2016 compared to the same period of the prior year was due to revenues from the completion of the final milestone from a licensing agreement entered into during fiscal year 2016.

Gross Profit (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015	Change
Packaged Fresh Vegetables	$14,406	$13,252	9%
Food Export	1,028	1,003	2%
Total Apio	15,434	14,255	8%
Biomaterials	5,122	3,215	59%
Corporate	588	507	16%
Total Gross Profit	$21,144	$17,977	18%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts, and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 28, 2016 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the three months ended August 28, 2016 compared to the same period last year was primarily due to the gross profit generated from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin products due primarily to the loss of some low margin business during the second half of fiscal year 2016 resulting in a gross margin increase to 15% during the first quarter of this year from 12.8% for the first quarter of last year.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a commission-based margin typically in the 5-10% range. The increase in gross profit for Apio’s Food Export business during the three months ended August 28, 2016 compared to the same period last year was primarily due to the 4% increase in revenues.

Biomaterials (Lifecore)

The increase in Lifecore’s gross profit during the three months ended August 28, 2016 compared to the same period last year was due to a favorable revenue and product mix change to a higher percentage of revenue and sales being from the higher margin fermentation products than from the lower margin aseptically filled products.

Corporate

The increase in Corporate gross profit for the three months ended August 28, 2016 compared to the same period of the prior year was due to the completion of the final milestone from a licensing agreement entered into during fiscal year 2016.

Operating Expenses (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015	Change
Research and Development:
Apio	$237	$205	16%
Lifecore	1,328	1,225	8%
Corporate	373	445	(16%)
Total R&D	$1,938	$1,875	3%

Selling, General, and Administrative:
Apio	$9,561	$8,203	17%
Lifecore	1,406	1,242	13%
Corporate	2,769	2,720	2%
Total SG&A	$13,736	$12,165	13%

Research and Development

Landec’s Research and Development (“R&D”) consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Corporate, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses, and on new R&D collaborations with partners.

The increase in R&D expenses for the three months ended August 28, 2016 compared to the same period last year was not significant.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three months ended August 28, 2016 compared to the same period last year was primarily due to a 17% increase in expenses at Apio primarily to ramp up product launches, advertising, and promotions of our existing and new salad kit products to drive current and future sales, and from additional headcount hired over the past year. The increase at Lifecore was primarily from additional headcount hired over the past year.

Other (in thousands):

	Three Months Ended
	August 28, 2016	August 30, 2015	Change
Dividend Income	$413	$413	—
Interest Income	$4	$31	(87%)
Interest Expense	$(653)	$(502)	30%
Other Income	$—	$800	N/M
Income Taxes	$(1,889)	$(1,691)	12%
Non-controlling Interest	$(33)	$(36)	(8%)

Dividend Income

Dividend income is derived from the dividends accrued on our $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually.

Interest Income

The decrease in interest income for the three months ended August 28, 2016 compared to the same period last year was not significant.

Interest Expense

The increase in interest expense for the three months ended August 28, 2016 compared to the same period last year was due to $20.4 million of new debt borrowings during fiscal year 2016.

Other Income

The decrease in other income was a result of the Company’s investment in Windset not increasing in fair value in the first quarter of fiscal 2017 compared to an $800,000 fair value increase in the first quarter of fiscal year 2016.

Income Taxes

The increase in the income tax expense was primarily due to a 12% increase in net income before taxes during the three months ended August 28, 2016 compared to the same period last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in the non-controlling interest for the three months ended August 28, 2016 compared to the first quarter of last year was not significant.

Liquidity and Capital Resources

As of August 28, 2016, the Company had cash and cash equivalents of $8.6 million, a net decrease of $1.3 million from $9.9 million at May 29, 2016.

Cash Flow from Operating Activities

Landec generated $6.5 million of cash from operating activities during the three months ended August 28, 2016, compared to using $1.8 million of cash from operating activities for the three months ended August 30, 2015. The primary sources of cash from operating activities during the three months ended August 28, 2016 were from (1) $3.3 million of net income, (2) $3.4 million of depreciation/amortization and stock based compensation expenses, and (3) a $1.7 million net increase in deferred tax liabilities. These sources of cash were partially offset by a net increase of $2 million in working capital. The primary factors which increased working capital during the first quarter of fiscal year 2017 were (1) a $4.6 million increase in inventory primarily at Apio for Food Export fruit products in transit at quarter end, and (2) a $1.4 million decrease in accrued compensation due primarily to the payment of fiscal year 2016 bonuses during the first quarter of fiscal year 2017. These increases in working capital were partially offset by (1) a $2.3 million decrease in accounts receivable as a result of revenues for May 2016 being $2.6 million higher than August 2016, and (2) a $1.6 million increase in other accrued liabilities primarily for accruals related to legal and other professional fees, the timing of brokerage payments, and loss contingencies.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 28, 2016 was $2.1 million compared to $3.4 million for the same period last year. The primary uses of cash in investing activities during the first quarter of fiscal year 2017 were for the purchase of $2.1 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the three months ended August 28, 2016 was $5.6 million compared to generating $1.9 million in cash flow from financing activities for the same period last year. The net cash used in financing activities during the first quarter of fiscal year 2017 was primarily due to $1.9 million of payments on the Company’s long-term debt and a $3.5 million payment on the Company’s line of credit.

Capital Expenditures

During the three months ended August 28, 2016, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. In addition, the Company incurred construction costs associated with the completion of Lifecore’s facility expansion. These expenditures represented the majority of the $2.1 million of capital expenditures.

Debt

The Company has entered into various loan agreements, primarily with banks, in connection with the acquisition of GreenLine Holding Company in April 2012 and to finance the capacity expansion of its operations, new product development, and other innovation efforts.

See Note 7 – Debt and Note 11 – Subsequent Events of the Notes to Consolidated Financial Statements for further discussion of the Company’s debt arrangements.

Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first quarter of fiscal year 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended August 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, in a particular quarter.

During the three months ended, August 28, 2016, the Company recorded a charge to income in the amount of $350,000, or $0.01 per diluted share after taxes, which combined with amounts previously accrued is the Company’s best estimate of settlement charges for all legal matters currently underway.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 29, 2016 filed with the Securities and Exchange Commission on July 29, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 28, 2016.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None.

 Item 6.     Exhibits

Exhibit Number	Exhibit Title
10.52	Loan agreements by and between the Registrant, and JPMorgan Chase Bank, N.A., BMO Harris Bank N.A., and City National Bank, dated September 23, 2016, incorporated herein by reference to Exhibits 10.1 through 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2016.

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Filed herewith.

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

Date:     September 29, 2016