Form 10-Q
period 2016-11-27
LANDEC CORP \CA\
filed 2017-01-05
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 27, 2016, or

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

Yes            No   X

As of December 22, 2016, there were 27,270,832 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended November 27, 2016

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	November 27, 2016	May 29, 2016
	(unaudited)	As Adjusted (1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,566	$9,894
Accounts receivable, less allowance for doubtful accounts	50,009	46,406
Inventories	27,970	25,535
Prepaid expenses and other current assets	3,930	4,468
Total Current Assets	84,475	86,303

Investment in non-public company, fair value	62,700	62,700
Property and equipment, net	120,972	120,880
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	14,428	14,428
Customer relationships, net	6,525	6,968
Other assets	2,621	1,754
Total Assets	$341,341	$342,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,914	$30,904
Accrued compensation	5,696	5,460
Other accrued liabilities	8,424	7,772
Deferred revenue	474	832
Lines of credit	1,500	3,500
Current portion of long-term debt, net	4,940	7,873
Total Current Liabilities	46,948	56,341

Long-term debt, net	44,771	45,972
Capital lease obligation, less current portion	3,770	3,804
Deferred taxes, net	24,328	22,442
Other non-current liabilities	1,977	1,744
Total Liabilities	121,794	130,303

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,258 and 27,148 shares issued and outstanding at November 27, 2016 and May 29, 2016, respectively	27	27
Additional paid-in capital	139,138	137,244
Retained earnings	78,518	73,457
Accumulated other comprehensive income	327	—
Total Stockholders’ Equity	218,010	210,728
Non-controlling interest	1,537	1,622
Total Equity	219,547	212,350
Total Liabilities and Stockholders’ Equity	$341,341	$342,653

(1)	Derived from audited financial statements. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Product sales	$135,865	$140,441	$268,259	$275,796

Cost of product sales	116,912	123,176	228,162	240,554

Gross profit	18,953	17,265	40,097	35,242

Operating expenses:
Research and development	1,965	1,643	3,903	3,518
Selling, general and administrative	13,724	12,815	27,460	24,979
Total operating costs and expenses	15,689	14,458	31,363	28,497
Operating income	3,264	2,807	8,734	6,745
Dividend income	413	413	825	825
Interest income	3	16	7	47
Interest expense	(380)	(439)	(1,032)	(941)
Loss on debt refinancing	(1,233)	—	(1,233)	—
Other income	—	200	—	1,000
Net income before taxes	2,067	2,997	7,301	7,676
Income tax expense	(693)	(1,069)	(2,582)	(2,760)
Consolidated net income	1,374	1,928	4,719	4,916
Non-controlling interest expense	(48)	(60)	(81)	(96)
Net income and comprehensive income applicable to common stockholders	$1,326	$1,868	$4,638	$4,820

Basic net income per share	$0.05	$0.07	$0.17	$0.18
Diluted net income per share	$0.05	$0.07	$0.17	$0.18

Shares used in per share computation
Basic	27,249	27,021	27,234	27,013
Diluted	27,618	27,420	27,572	27,417

Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $192, $0, $192, and $0)	$327	$—	$327	$—
Other comprehensive income, net of tax	327	—	327	—
Total comprehensive income	$1,653	$1,868	$4,965	$4,820

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 29, 2016	27,148	$27	$137,244	$73,457	$—	$210,728	$1,622
Cumulative-effect adjustment - ASU 2016-09 adoption (1)	—	—	200	423	—	623	—
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	40	—	193	—	—	193	—
Issuance of common stock for vested restricted stock units (“RSUs”)	70	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(272)	—	—	(272)	—
Stock-based compensation	—	—	1,773	—	—	1,773	—
Payments to non-controlling interest	—	—	—	—	—	—	(166)
Net income	—	—	—	4,638	—	4,638	81
Other comprehensive income, net of tax	—	—	—	—	327	327	—
Balance at November 27, 2016	27,258	$27	$139,138	$78,518	$327	$218,010	$1,537

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 27, 2016	November 29, 2015
		As Adjusted (1)
Cash flows from operating activities:
Consolidated net income	$4,719	$4,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,110	4,339
Stock-based compensation expense	1,773	1,697
Deferred taxes	2,317	1,167
Loss on early debt extinguishment	1,233	—
Change in investment in non-public company, fair value	—	(1,000)
Net loss on disposal of property and equipment	57	—
Changes in current assets and current liabilities:
Accounts receivable, net	(3,603)	(3,804)
Inventories, net	(2,435)	(3,832)
Prepaid expenses and other current assets	666	(2,464)
Accounts payable	(4,990)	1,912
Accrued compensation	236	(1,359)
Other accrued liabilities	802	1,172
Deferred revenue, net	(358)	(462)
Net cash provided by operating activities	5,527	2,282

Cash flows from investing activities:
Purchases of property and equipment	(4,738)	(15,203)
Deposit on capital lease	—	(850)
Proceeds from sales of fixed assets	14	91
Net cash used in investing activities	(4,724)	(15,962)

Cash flows from financing activities:
Proceeds from sale of common stock	193	108
Taxes paid by Company for stock swaps and RSUs	(272)	—
Proceeds from long-term debt	50,000	9,972
Payments on long-term debt	(54,697)	(4,278)
Proceeds from lines of credit	1,500	10,500
Payments on line of credit	(3,500)	(10,500)
Payments for debt issuance costs	(897)	—
Payments for early debt extinguishment penalties	(233)	—
Change in other assets	(59)	(26)
Payments to non-controlling interest	(166)	(248)
Net cash provided by (used in) financing activities	(8,131)	5,528
Net decrease in cash and cash equivalents	(7,328)	(8,152)
Cash and cash equivalents at beginning of period	9,894	14,127
Cash and cash equivalents at end of period	$2,566	$5,975

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting principles adopted during the period.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position at November 27, 2016 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2016.

The results of operations for the six months ended November 27, 2016 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any party, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its partnership interest in Apio Cooling, LP (see below) and its equity investment in the non-public company (see Note 2) are not VIEs.

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

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $459,000 was recorded as prepaid expenses and other current assets and other assets, respectively, as of November 27, 2016. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $229,000 was recorded as current portion of long-term debt and long-term debt, respectively, as of November 27, 2016 (see Note 7).

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt approximates its carrying value.

Cash Flow Hedges

The Company entered into an interest rate swap agreement to manage interest rate risk. This derivative instrument may offset a portion of the changes in interest expense. The Company designates this derivative instrument as a cash flow hedge. The Company accounts for its derivative instrument as either an asset or a liability and carries it at fair value in Other assets or Other non-current liabilities. The accounting for changes in the fair value of the derivative instrument depends on the intended use of the derivative instrument and the resulting designation.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings in the current period. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

For additional information refer to Note 10 – Comprehensive Income.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 shares of common stock and 51,211 shares of junior preferred stock of Windset for $11 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 27, 2016 and May 29, 2016. The Company has elected to account for its investment in Windset under the fair value option (see Note 2).

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities and represents management's best estimate of the amounts that have been incurred but not yet been paid as of November 27, 2016 and May 29, 2016. It is reasonably possible that the expense the Company ultimately incurs could differ from these estimates and adjustments to future reserves may be necessary.

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

As of November 27, 2016 and May 29, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement and is recorded as other assets in the Consolidated Balance Sheet.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The fair value of the Company’s investment in Windset did not change for the six months ended November 27, 2016. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	November 27, 2016	May 29, 2016
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	12%	12.5%

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

Impact on value of investment in Windset as of November 27, 2016
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at November 27, 2016			Fair Value at May 29, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap (1)	$—	$519	$—	$—	$—	$—
Investment in non-public company	—	—	62,700	—	—	62,700
Total	$—	$519	$62,700	$—	$—	$62,700

(1)	Recorded in Other assets.

Revenue Recognition

See Note 11 – Business Segment Reporting, for a discussion about the Company’s four business segments; namely, Packaged Fresh Vegetables, Food Export, Biomaterials, and Corporate.

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added vegetable products that are generally washed and packaged in Apio’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income.

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

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

Lifecore’s Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 55% of Lifecore’s revenues in fiscal year 2016, (2) Orthopedic, which represented approximately 20% of Lifecore’s revenues in fiscal year 2016, and (3) Other/Non-HA products, which represented approximately 25% of Lifecore’s revenues in fiscal year 2016. The vast majority of Lifecore’s revenues are recognized upon shipment.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Recorded upon shipment	$107,987	$112,709	$214,152	$223,125
Recorded upon acceptance in foreign port	25,701	22,140	49,040	44,484
Revenue from multiple element arrangements	1,683	4,058	3,268	5,647
Revenue from license fees, R&D contracts and royalties/profit sharing	494	1,534	1,799	2,540
Total	$135,865	$140,441	$268,259	$275,796

Legal Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s results of operations or cash flows, or both, in a particular quarter.

During the six months ended November 27, 2016, the Company recorded a charge to income in the amount of $500,000, or $0.01 per diluted share after taxes, which combined with amounts previously accrued is the Company’s best estimate of settlement charges for all legal matters currently underway.

Recently Adopted Accounting Guidance

Debt Extinguishment Costs

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements of ASC 230. ASU 2016-15 is intended to reduce diversity in practice with respect to eight types of cash flows including debt prepayment or debt extinguishment costs; proceeds from settlement of insurance claims; classification of cash receipts and payments that have aspects of more than one class of cash; and contingent consideration payments made after a business combination. The guidance is effective for fiscal years beginning after 15 December 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt ASU 2016-15 effective November 27, 2016. The adoption had no impact on our consolidated financial statements or related disclosures. The Company paid $233,000 of early debt extinguishment penalties during the fiscal quarter ended November 27, 2016.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset, except in instances where proceeds from the related debt agreement have not been received.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to clarify that the Securities and Exchange Commission would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.

The Company adopted ASU 2015-03 and ASU 2015-15 during its first fiscal quarter ended August 28, 2016 with retrospective application to its May 29, 2016 consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify total debt issuance costs of $817,000 as of May 29, 2016 as a deduction from the related debt liabilities. Accordingly, the May 29, 2016 consolidated balance sheet was adjusted as follows: (1) prepaid expenses and other current assets and total current assets were reduced by $175,000 and current portion of long-term debt and total current liabilities were reduced by the same; (2) other assets were reduced by $642,000 and long-term debt was reduced by the same; and (3) total assets were reduced by $817,000 and total liabilities were reduced by the same. There was no effect related to the adoption of ASU 2015-15 given the Company has historically presented line of credit debt issuance costs as an asset, and as such, $120,00 and $459,000 remain as prepaid expenses and other current assets and other assets, respectively, as of November 27, 2016. ASU 2015-03 and ASU 2015-15 do not impact the income statement accounting for debt issuance costs; therefore, these costs will continue to be amortized to interest expense over the term of the related debt instruments. There was no effect on net income.

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

The Company elected to early adopt the new guidance in for the quarter beginning May 30, 2016. Accordingly, the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid-in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $90,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the six months ended November 29, 2015 in the consolidated statement of cash flows. See Note 5 – Income Taxes for further information regarding additional effects related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation on the Company’s financial statements.

Recent Accounting Guidance Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020 on a modified retrospective basis, with early adoption permitted. Management is currently evaluating the timing of its adoption and the effect ASU 2016-02 will have on the Company's Consolidated Financial Statements and disclosures.

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

The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put/call calculation for value and a discounted cash flow model based on projections developed by Windset, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models’ estimate for fair value are then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

During each of the three months ended November 27, 2016 and November 29, 2015, the Company recorded $412,500 in dividend income. During each of the six months ended November 27, 2016 and November 29, 2015, the Company recorded $825,000 in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended November 27, 2016 and November 29, 2015 was $0 and $200,000, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The increase in the fair market value of the Company’s investment in Windset for the six months ended November 27, 2016 and November 29, 2015 was $0 and $1.0 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Options	$307	$360	$599	$690
RSUs	659	540	1,174	1,007
Total stock-based compensation	$966	$900	$1,773	$1,697

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Cost of sales	$124	$100	$237	$198
Research and development	23	23	46	45
Selling, general and administrative	819	777	1,490	1,454
Total stock-based compensation	$966	$900	$1,773	$1,697

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

As of November 27, 2016, there was $6.5 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.8 years for stock options and 1.7 years for restricted stock unit awards.

4.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Numerator:
Net income applicable to Common Stockholders	$1,326	$1,868	$4,638	$4,820

Denominator:
Weighted average shares for basic net income per share	27,249	27,021	27,234	27,013
Effect of dilutive securities:
Stock options and restricted stock units	369	399	338	404
Weighted average shares for diluted net income per share	27,618	27,420	27,572	27,417

Diluted net income per share	$0.05	$0.07	$0.17	$0.18

For the three months ended November 27, 2016 and November 29, 2015, the computation of the diluted net income per share excludes the impact of options to purchase 1,266,040 shares and 1,140,789 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

For the six months ended November 27, 2016 and November 27, 2015, the computation of the diluted net income per share excludes the impact of options to purchase 1,415,024 shares and 1,119,543 shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three months ended November 27, 2016 and November 29, 2015 was $693,000 and $1.1 million, respectively. The provision for income taxes for the six months ended November 27, 2016 and November 29, 2015 was $2.6 million and $2.8 million, respectively. The effective tax rate for the three months ended November 27, 2016 was 34%. The effective tax rate for the three months ended November 27, 2016 was lower than the statutory federal income tax rate of 35% primarily due to the domestic manufacturing deduction and research and development credits; partially offset by state taxes and non-deductible stock-based compensation expense. The effective tax rate for the six months ended November 27, 2016 and the three and six months ended November 29, 2015 was 36%. The effective tax rate for the six months ended November 27, 2016 and the three and six months ended November 29, 2015 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and research and development credits.

As of November 27, 2016 and May 29, 2016, the Company had unrecognized tax benefits of approximately $904,000 and $842,000, respectively. Included in the balance of unrecognized tax benefits as of November 27, 2016 and May 29, 2016 is approximately $764,000 and $715,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. In the twelve months following November 27, 2016, it is reasonably possible that approximately $300,000 of other unrecognized tax benefits may be recognized.

During the six months ended November 27, 2016, excess tax deficiencies related to stock-based compensation of $59,000 were reflected in the consolidated statements of comprehensive income as a component of income tax expense as a result of the early adoption of ASU 2016-09, specifically related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation. See Note 1– Organization, Basis of Presentation, and Summary of Significant Accounting Policies for further discussion regarding the adoption of ASU 2016-09.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 27, 2016 and May 29, 2016.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consists of the following (in thousands):

	November 27, 2016	May 29, 2016
Finished goods	$10,736	$12,165
Raw materials	4,190	9,855
Work in progress	13,044	3,515
Total	$27,970	$25,535

7.	Debt

Long-term debt, net consists of the following (in thousands):

	November 27, 2016	May 29, 2016
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$50,000	$—
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	—	14,167
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	—	5,904
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	—	5,558
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $56 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	—	3,375
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	—	3,158
Real property loan agreement with GE Capital; due in monthly principal payments of $32 through March 1, 2026, plus interest payable monthly at LIBOR plus 2.25% per annum	—	7,622
Capital equipment loan with GE Capital; due in monthly principal payments of $108 through March 1, 2021, plus interest payable monthly at LIBOR plus 2.25% per annum	—	8,873
Capital equipment loan with BofA; due in monthly principal and interest payments of $75 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	—	3,940
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.59% at May 29, 2016)	—	2,065
Total principal amount of long-term debt	50,000	54,662
Less: unamortized debt issuance costs	(289)	(817)
Total long-term debt, net of unamortized debt issuance costs	49,711	53,845
Less: current portion of long-term debt, net	(4,940)	(7,873)
Long-term debt, net	$44,771	$45,972

On September 23, 2016, the Company entered into a Credit Agreement with JPMorgan, BMO, and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100 million revolving line of credit (the “Revolver”) and a $50 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset.

Both the Revolver and the Term Loan mature in five years (on September 23, 2021), with the Term Loan providing for quarterly principal payments of $1.25 million commencing December 1, 2016, with the remainder due at maturity.

Interest on both the Revolver and the Term Loan is based either the prime rate or Eurodollar rate, at the Company’s discretion, plus a spread based on the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the period of four consecutive fiscal quarters ended on or most recently prior to such date). The spread is at a per annum rate of (i) between 0.25% and 1.25% if the prime rate is elected or (ii) between 1.25% and 2.25% if the Eurodollar rate is elected.

The Credit Agreement also contains an accordion feature that provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $75 million.

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of November 27, 2016.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of November 27, 2016, the interest rate on the Term Loan was 2.97%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of November 27, 2016, $1.5 million was outstanding on the Revolver. As of November 27, 2016, the interest rate on the Revolver was 2.29%.

Concurrent with the close of the Credit Agreement, all of the proceeds of the Term Loan, and $1.5 million of the Revolver, was used by the Company to repay all then existing debt. Accordingly, the Company recognized a loss on debt refinancing of $1.2 million, including $233,000 of payments for early debt extinguishment penalties, for the quarter ended November 27, 2016, primarily related to the write-off of unamortized debt issuance costs on the Company’s then existing debt as of September 23, 2016.

8.	Related Party

The Company sells products to and earns license fees from Windset. During the three months ended November 27, 2016 and November 29, 2015, the Company recognized revenues of $75,000 and $140,000, respectively. During the six months ended November 27, 2016 and November 29, 2015, the Company recognized revenues of $193,000 and $266,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The associated receivable balances of $183,000 and $523,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 27, 2016 and May 29, 2016, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Stockholders’ Equity

During the three months ended November 27, 2016, the Company did not grant any options to purchase common stock and awarded 100,522 restricted stock units. During the six months ended November 27, 2016, the Company granted options to purchase 180,000 shares of common stock and awarded 110,522 restricted stock units.

As of November 27, 2016, the Company has reserved 2.6 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s Common Stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three and six months ended November 27, 2016, the Company did not purchase any shares on the open market.

10.	Comprehensive Income

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument accounted for a cash flow hedge. The components of OCI, net of tax, were as follows (in thousands):

Unrealized Gains on Cash Flow Hedge
Balance as of August 28, 2016	$-
Other comprehensive income before reclassifications, net of tax effect	327
Amounts reclassified from OCI	(-)
Other comprehensive income, net	327
Balance as of November 27, 2016	$327

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains into earnings in the next 12 months.

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

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Canada	$16.3	$20.0	$34.0	$40.4
Taiwan	$11.1	$12.4	$24.9	$25.4
China	$6.3	$3.3	$11.4	$7.3
Indonesia	$3.6	$2.5	$5.1	$3.9
Japan	$2.9	$1.6	$4.9	$3.6
Belgium	$1.6	$0.2	$6.9	$1.0
Philippines	$0.7	$0.6	$1.3	$1.5
All Other Countries	$3.5	$3.4	$5.7	$7.1

Operations by business segment consisted of the following (in thousands):

Three Months Ended November 27, 2016	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	Total
Net sales	$97,978	$25,701	$11,931	$255	$135,865
International sales	$16,422	$25,701	$3,831	$—	$45,954
Gross profit	$12,001	$1,850	$4,938	$164	$18,953
Net income (loss)	$(250)	$733	$1,312	$(469)	$1,326
Depreciation and amortization	$1,792	$2	$719	$37	$2,560
Dividend income	$413	$—	$—	$—	$413
Interest income	$3	$—	$—	$—	$3
Interest expense	$122	$—	$(90)	$348	$380
Income tax expense (benefit)	$(142)	$207	$388	$240	$693

Three Months Ended November 29, 2015
Net sales	$107,164	$22,140	$10,249	$888	$140,441
International sales	$19,800	$22,140	$2,032	$—	$43,972
Gross profit	$9,979	$1,676	$4,881	$729	$17,265
Net income (loss)	$(658)	$1,176	$1,393	$(43)	$1,868
Depreciation and amortization	$1,448	$—	$641	$39	$2,128
Dividend income	$413	$—	$—	$—	$413
Interest income	$16	$—	$—	$—	$16
Interest expense	$410	$—	$29	$—	$439
Income tax expense (benefit)	$(16)	$161	$393	$531	$1,069

Six Months Ended November 27, 2016
Net sales	$193,923	$49,040	$24,263	$1,033	$268,259
International sales	$34,266	$49,040	$10,873	$—	$94,179
Gross profit	$26,407	$2,878	$10,060	$752	$40,097
Net income (loss)	$2,073	$928	$2,555	$(918)	$4,638
Depreciation and amortization	$3,612	$3	$1,431	$64	$5,110
Dividend income	$825	$—	$—	$—	$825
Interest income	$7	$—	$—	$—	$7
Interest expense	$671	$—	$13	$348	$1,032
Income tax expense	$513	$262	$738	$1,069	$2,582

Six Months Ended November 29, 2015
Net sales	$210,870	$44,484	$19,047	$1,395	$275,796
International sales	$40,605	$44,484	$5,159	$—	$90,248
Gross profit	$23,231	$2,679	$8,096	$1,236	$35,242
Net income (loss)	$2,602	$1,277	$1,461	$(520)	$4,820
Depreciation and amortization	$3,015	$1	$1,246	$77	$4,339
Dividend income	$825	$—	$—	$—	$825
Interest income	$22	$—	$25	$—	$47
Interest expense	$877	$—	$64	$—	$941
Income tax expense	$905	$189	$412	$1,254	$2,760

During the six months ended November 27, 2016 and November 29, 2015, sales to the Company’s top five customers accounted for 44% and 45%, respectively, of sales. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 17% and 13% of revenues, respectively, for the six months ended November 27, 2016, and 19% and 11% respectively, for the six months ended November 29, 2015. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net sales.

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

Derivative Instruments and Hedging

The Company entered into an interest rate swap agreement to manage interest rate risk, and designated this derivative instrument as a cash flow hedge. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies and Note 10 – Comprehensive Income of the Notes to Consolidated Financial Statements for further discussion.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. The Apio, Inc. (“Apio”) Packaged Fresh Vegetables business is committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In the Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio, and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Within Landec’s two core businesses, there are three operating segments – Packaged Fresh Vegetables, Food Export, and Biomaterials, each of which is described below.

Apio operates the Packaged Fresh Vegetables business, which combines proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart brand to consumers and the GreenLine® brand to foodservice operators, as well as under private labels. In Apio’s Packaged Fresh Vegetables operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that generally incorporates Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the supply chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and berries and Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers, and to Juicero, Inc. (“Juicero”) innovator of the first in-home cold-press fruit and vegetable juicing system. Juicero is using BreatheWay membranes to extend the shelf-life of fresh fruit and vegetables packets.

Apio also operates the Food Export business. The Food Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

Lifecore operates the Biomaterials business and is principally involved in the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and aseptic contract manufacturing. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company specializes in fermentation and aseptic filling services, as a contract development and manufacturing organization, for difficult to handle (viscous) medicines filled in finished dose syringes.

Landec was incorporated on October 31, 1986. The Company completed its initial public offering in 1996 and its Common Stock is listed on the NASDAQ Global Select Market under the symbol “LNDC.” The Company’s principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025, and the telephone number is (650) 306-1650.

Description of Core Business

Landec operates its business in three core business segments: Packaged Fresh Vegetables, Food Export and Biomaterials.

Packaged Fresh Vegetables Business

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products primarily packaged in proprietary BreatheWay packaging. The Packaged Fresh Vegetables business markets a variety of fresh-cut and whole vegetables to the top retail grocery chains, club stores, and food service operators. During the fiscal year ended May 29, 2016, Apio shipped approximately 30 million cartons of produce to its customers throughout North America, primarily in the United States.

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

(2)

Nationwide Processing and Distribution: Apio has strategically invested in its Packaged Fresh Vegetables business. Apio’s largest processing plant is in Guadalupe, CA, and is automated with state-of-the-art vegetable processing equipment in one of the lowest cost, growing regions in California, the Santa Maria Valley. With the acquisition of GreenLine in 2012, Apio added three East Coast processing facilities and five East Coast distribution facilities for nationwide delivery of all of its packaged vegetable products in order to meet the next-day delivery needs of customers.

(3)

Expanded Product Line Using Technology and Unique Blends: Apio, through the use of its BreatheWay packaging technology, is introducing new packaged vegetable products each year. These new product offerings range from various sizes of vegetable salads, fresh-cut bagged products, vegetable trays, whole produce, and snack packs. During the last twelve months, Apio has introduced six new unique products.

(4)

Products Currently in Approximately 60% of U.S. Retail Grocery Stores: Apio has products in approximately 60% of all U.S. retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Most vegetable products packaged in Apio’s BreatheWay packaging have an approximate 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart® brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Ginger Bok Choy, Wild Greens and Quinoa, Beets and Greens, Southwest Salad, and Asian Sesame. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where the superfood products can fit into consumers’ daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 60% of all retail and club store sites in the U.S. giving it a strong platform for introducing new products.

The Company sells its products under its nationally-known brand Eat Smart to retail and club stores and its GreenLine brand to foodservice operators. The Company also periodically licenses its BreatheWay packaging technology to partners such as Chiquita for packaging bananas and berries, and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. The Company also licenses its BreatheWay technology to Juicero to extend the shelf-life of fresh produce packets for use in a countertop juicing system. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

Windset

The Company believes that hydroponically-grown produce using Windset’s know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops and has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

See Note 2 – Investment in Non-public Company of the Notes to Consolidated Financial Statements for a discussion about the Company’s 26.9% minority ownership interest in Windset.

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

Results of Operations

Revenues (in thousands):

	Three Months Ended			Six Months Ended
	November 27, 2016	November 29, 2015	Change	November 27, 2016	November 29, 2015	Change
Packaged Fresh Vegetables	$97,978	$107,164	(9%)	$193,923	$210,870	(8%)
Food Export	25,701	22,140	16%	49,040	44,484	10%
Total Apio	123,679	129,304	(4%)	242,963	255,354	(5%)
Biomaterials	11,931	10,249	16%	24,263	19,047	27%
Corporate	255	888	(71%)	1,033	1,395	(26%)
Total Revenues	$135,865	$140,441	(3%)	$268,259	$275,796	(3%)

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in Apio’s proprietary packaging and sold under the Eat Smart and GreenLine brands and various private labels. In addition, the Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The decrease in Apio’s Packaged Fresh Vegetables revenues for the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to a 9% decrease in unit volume sales during both periods primarily in Apio’s core packaged vegetable business due to the loss of some low margin business beginning in the second half of fiscal year 2016.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in Apio’s Food Export revenues for the three and six months ended November 27, 2016 compared to the same periods last year was due to a 21% and 16% increase, respectively, in unit volume sales partially offset by a shift in product mix during the quarter and first six months of fiscal year 2017 to lower priced fruit commodity products.

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

The increase in Lifecore’s revenues for the three months ended November 27, 2016 compared to the same period last year was due to a $2.5 million increase in fermentation sales due to higher sales to existing customers and a $2.0 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $2.8 million decrease in development revenues primarily due to the recent approval of a drug product that is now being commercially sold.

 The increase in Lifecore’s revenues for the six months ended November 27, 2016 compared to the same period last year was due to a $6.5 million increase in fermentation sales due to higher sales to existing customers and a $1.5 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $2.8 million decrease in development revenues primarily due to the recent approval of a drug product that is now being commercially sold.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The decrease in Corporate revenues for the three and six months ended November 27, 2016 compared to the same period last year was not significant.

Gross Profit (in thousands):

	Three Months Ended			Six Months Ended
	November 27, 2016	November 29, 2015	Change	November 27, 2016	November 29, 2015	Change
Packaged Fresh Vegetables	$12,001	$9,979	20%	$26,407	$23,231	14%
Food Export	1,850	1,676	10%	2,878	2,679	7%
Total Apio	13,851	11,655	19%	29,285	25,910	13%
Biomaterials	4,938	4,881	1%	10,060	8,096	24%
Corporate	164	729	(78%)	752	1,236	(39%)
Total Gross Profit	$18,953	$17,265	10%	$40,097	$35,242	14%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sale discounts, and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 27, 2016 compared to the same periods last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to the gross profit generated from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin products due primarily to the loss of some low margin business during the second half of fiscal year 2016, operational productivity improvement initiatives, and from the fact that during last year’s second quarter Apio incurred $4.7 million of excess costs from produce shortages. These factors resulted in gross margin increasing to 12.2% during the three months ended November 27, 2016 from 9.3% for the same period last year and increasing to 13.6% during the six months ended November 27, 2016 from 11.0% for the same period last year.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a commission-based margin typically in the 5-10% range. The increase in gross profit for Apio’s Food Export business during the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to the 16% and 10% increase, respectively, in revenues. These higher revenues were driven by an abundant supply of export product resulting in a lower margin for the volume sold resulting in gross margins of 7.2% and 5.9% for the three and six months ended November 27, 2016 compared to gross margin of 7.6% and 6.0% for the same periods last year.

Biomaterials (Lifecore)

The increase in Lifecore’s gross profit for the three months ended November 27, 2016 compared to the same period last year was due to a 16% increase in revenues partially offset by an unfavorable product mix change to a higher percentage of revenue coming from lower margin aseptically filled products compared to higher margin business development service revenues during the same period last year.

The increase in Lifecore’s gross profit for the six months ended November 27, 2016 compared to the same period last year was due to a 27% increase in revenues.

Corporate

The decrease in Corporate gross profit for the three and months ended November 27, 2016 compared to the same period last year was not significant.

Operating Expenses (in thousands):

	Three Months Ended			Six Months Ended
	November 27, 2016	November 29, 2015	Change	November 27, 2016	November 29, 2015	Change
Research and Development:
Apio	$286	$255	12%	$523	$459	14%
Lifecore	1,333	1,086	23%	2,665	2,312	15%
Corporate	346	302	15%	715	747	(4%)
Total R&D	1,965	1,643	20%	3,903	3,518	11%

Selling, General and Administrative:
Apio	9,788	8,642	13%	19,349	16,844	15%
Lifecore	1,304	1,328	(2%)	2,710	2,570	5%
Corporate	2,632	2,845	(7%)	5,401	5,565	(3%)
Total SG&A	$13,724	$12,815	7%	$27,460	$24,979	10%

Research and Development

Landec’s Research and Development (“R&D”) consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Corporate, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in the food and HA businesses, and on new R&D collaborations with partners.

The increase in R&D expenses for the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to an increase in R&D expenses at Lifecore as a result of a lower percentage of R&D activity being allocated to cost of sales due to lower business development activity this year compared to last year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to an increase in expenses at Apio primarily to ramp up product launches, advertising, and promotions of Apio’s existing and new salad kit products to drive current and future sales, and from additional headcount hired over the past year.

Other (in thousands):

	Three Months Ended			Six Months Ended
	November 27, 2016	November 29, 2015	Change	November 27, 2016	November 29, 2015	Change
Dividend Income	$413	$413	0%	$825	$825	0%
Interest Income	3	16	(81%)	7	47	(85%)
Interest Expense	(380)	(439)	(13%)	(1,032)	(941)	10%
Loss on Debt Refinancing	(1,233)	—	N/M	(1,233)	—	N/M
Other Income	—	200	N/M	—	1,000	N/M
Income Tax Expense	(693)	(1,069)	(35%)	(2,582)	(2,760)	(6%)
Non-controlling Interest	(48)	(60)	(20%)	(81)	(96)	(16%)

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and six months ended November 27, 2016 compared to the same periods last year.

Interest Income

The decrease in interest income for the three and six months ended November 27, 2016 compared to the same periods last year was not significant.

Interest Expense

The decrease and increase in interest expense for the three and six months ended November 27, 2016, respectively, compared to the same periods last year was not significant.

Loss on Debt Refinancing

The loss on debt refinancing for the three and six months ended November 27, 2016 was primarily due to the one-time write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties on the Company’s then existing debt as of September 23, 2016.

Other Income

The decrease in other income for the three and six months ended November 27, 2016 was a result of the fair value of the Company’s investment in Windset not increasing during these periods in fiscal year 2017 compared to a $200,000 and $1.0 million increase, respectively, in fair value for the same periods last year.

Income Taxes

The decrease in the income tax expense during the three and six months ended November 27, 2016 compared to the same periods last year was primarily due to a 31% and 5% decrease, respectively, in net income before taxes.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The decrease in the non-controlling interest for the three and six months ended November 27, 2016 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 27, 2016, the Company had cash and cash equivalents of $2.6 million, a net decrease of $7.3 million from $9.9 million as of May 29, 2016.

Cash Flow from Operating Activities

Landec generated $5.5 million of cash from operating activities during the six months ended November 27, 2016, compared to generating $2.3 million of cash from operating activities for the six months ended November 29, 2015. The primary sources of cash from operating activities during the six months ended November 27, 2016 were from (1) $4.7 million of net income, (2) $6.9 million of depreciation/amortization and stock based compensation expenses, and (3) a $2.3 million net increase in deferred tax liabilities. These sources of cash were partially offset by a net increase of $9.7 million in working capital. The primary factors which increased working capital during the first six months of fiscal year 2017 were (1) a $5.0 million decrease in accounts payable due to decreases of $2.9 million at Lifecore, $1.7 million at Apio, and $419,000 at Corporate, all due to the timing of payments at the end of the month of November, (2) a $3.6 million increase in accounts receivable primarily at Apio as a result of an increase in Food Export receivables which have a longer term than domestic receivables due to increased export sales during October and November 2016, compared to April and May 2016, and (3) a $2.4 million increase in inventory primarily at Apio for Food Export fruit products in transit at quarter end and an increase in inventory at Lifecore for third quarter sales.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 27, 2016 was $4.7 million compared to $16.0 million for the same period last year. The primary uses of cash in investing activities during the first six months of fiscal year 2017 were for the purchase of $4.7 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the six months ended November 27, 2016 was $8.1 million compared to generating $5.5 million in cash flow from financing activities for the same period last year. The net cash used in financing activities during the first six months of fiscal year 2017 was primarily due to $54.7 million of payments on the Company’s long-term debt as a result of refinancing all of the Company’s debt during the second quarter of fiscal year 2017 and a $3.5 million payment on the Company’s line of credit partially offset by $50 million proceeds from the Company refinancing its long-term debt and $1.5 million proceeds from borrowing under the Company’s line of credit.

Capital Expenditures

During the six months ended November 27, 2016, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $4.7 million of capital expenditures.

Debt

The Company had entered into various loan agreements, primarily with banks, in connection with the acquisition of GreenLine Holding Company in April 2012 and to finance the capacity expansion of its operations, new product development, and other innovation efforts. These individual loans were extinguished during the three months ended November 27, 2016 and replaced with a term loan and revolving commitment.

See Note 7 – Debt of the Notes to Consolidated Financial Statements for further discussion of the Company’s debt arrangements.

Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2017.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended November 27, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to matters such as wage and hour claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated financial statements. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s results of operations or cash flows, or both, in a particular quarter.

During the six months ended November 27, 2016, the Company recorded a charge to income in the amount of $500,000, or $0.01 per diluted share after taxes, which combined with amounts previously accrued is the Company’s best estimate of settlement charges for all legal matters currently underway.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form10-K for the fiscal year ended May 29, 2016 filed with the Securities and Exchange Commission on July 29, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 27, 2016.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Exhibit Title
10.52

Credit Agreement and Pledge and Security Agreement by and between the Registrant, and JPMorgan Chase Bank, N.A., BMO Harris Bank N.A., and City National Bank, dated September 23, 2016, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2016.

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
Gregory S. Skinner
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     January 5, 2017