Form 10-Q
period 2017-02-26
LANDEC CORP \CA\
filed 2017-04-07
CIK 1005286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 26, 2017, or

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

Yes            No   X

As of March 31, 2017, there were 27,305,179 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended February 26, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	February 26, 2017	May 29, 2016
	(unaudited)	As Adjusted (1)
ASSETS
Current Assets:
Cash and cash equivalents	$12,734	$9,894
Accounts receivable, less allowance for doubtful accounts	45,918	46,406
Inventories	23,273	25,535
Prepaid expenses and other current assets	4,650	4,468
Total Current Assets	86,575	86,303

Investment in non-public company, fair value	63,400	62,700
Property and equipment, net	123,005	120,880
Goodwill, net	49,620	49,620
Trademarks/tradenames, net	14,428	14,428
Customer relationships, net	6,304	6,968
Other assets	2,804	1,754
Total Assets	$346,136	$342,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,764	$30,904
Accrued compensation	6,136	5,460
Other accrued liabilities	10,904	7,772
Deferred revenue	429	832
Line of credit	—	3,500
Current portion of long-term debt, net	4,940	7,873
Total Current Liabilities	47,173	56,341

Long-term debt, net	43,534	45,972
Capital lease obligation, less current portion	3,751	3,804
Deferred taxes, net	25,507	22,442
Other non-current liabilities	2,031	1,744
Total Liabilities	121,996	130,303

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,305 and 27,148 shares issued and outstanding at February 26, 2017 and May 29, 2016, respectively	27	27
Additional paid-in capital	140,134	137,244
Retained earnings	82,018	73,457
Accumulated other comprehensive income	430	—
Total Stockholders’ Equity	222,609	210,728
Non-controlling interest	1,531	1,622
Total Equity	224,140	212,350
Total Liabilities and Stockholders’ Equity	$346,136	$342,653

(1)

Derived from audited financial statements. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Product sales	$136,568	$129,990	$404,827	$405,786

Cost of product sales	113,136	117,059	341,298	357,613

Gross profit	23,432	12,931	63,529	48,173

Operating expenses:
Research and development	2,014	1,895	5,917	5,413
Selling, general and administrative	15,009	10,659	41,969	35,638
Legal settlement charge	2,080	—	2,580	—
Impairment of GreenLine tradename	—	34,000	—	34,000
Total operating costs and expenses	19,103	46,554	50,466	75,051
Operating income (loss)	4,329	(33,623)	13,063	(26,878)
Dividend income	413	413	1,238	1,238
Interest income	8	17	15	64
Interest expense, net	(400)	(484)	(1,432)	(1,425)
Loss on debt refinancing	—	—	(1,233)	—
Other income	700	—	700	1,000
Net income (loss) before taxes	5,050	(33,677)	12,351	(26,001)
Income tax (expense) benefit	(1,556)	12,510	(4,138)	9,750
Consolidated net income (loss)	3,494	(21,167)	8,213	(16,251)
Non-controlling interest income (expense)	6	(23)	(75)	(119)
Net income (loss) and comprehensive income applicable to common stockholders	$3,500	$(21,190)	$8,138	$(16,370)

Basic net income (loss) per share	$0.13	$(0.78)	$0.30	$(0.61)
Diluted net income (loss) per share	$0.13	$(0.78)	$0.29	$(0.61)

Shares used in per share computation
Basic	27,286	27,054	27,252	27,026
Diluted	27,682	27,054	27,608	27,026

Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $59, $0, $251, and $0)	$103	$—	$430	$—
Other comprehensive income, net of tax	103	—	430	—
Total comprehensive income (loss)	$3,603	$(21,190)	$8,568	$(16,370)

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 29, 2016	27,148	$27	$137,244	$73,457	$—	$210,728	$1,622
Cumulative-effect adjustment - ASU 2016-09 adoption (1)	—	—	200	423	—	623	—
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	86	—	233	—	—	233	—
Issuance of common stock for vested restricted stock units (“RSUs”)	71	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(385)	—	—	(385)	—
Stock-based compensation	—	—	2,842	—	—	2,842	—
Payments to non-controlling interest	—	—	—	—	—	—	(166)
Net income	—	—	—	8,138	—	8,138	75
Other comprehensive income, net of tax	—	—	—	—	430	430	—
Balance at February 26, 2017	27,305	$27	$140,134	$82,018	$430	$222,609	$1,531

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	February 26, 2017	February 28, 2016
		As Adjusted (1)
Cash flows from operating activities:
Consolidated net income (loss)	$8,213	$(16,251)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,827	6,486
Stock-based compensation expense	2,842	2,581
Deferred taxes	3,437	(10,560)
Loss on early debt extinguishment	1,233	—
Change in investment in non-public company, fair value	(700)	(1,000)
Net loss (gain) on disposal of property and equipment	264	(20)
Impairment of GreenLine tradename	—	34,000
Changes in current assets and current liabilities:
Accounts receivable, net	488	3,555
Inventories	2,262	(2,135)
Prepaid expenses and other current assets	(137)	(14)
Deposit for workers’ compensation collateral	(100)	(225)
Accounts payable	(6,140)	(9,918)
Accrued compensation	676	(2,536)
Other accrued liabilities	3,419	2,158
Deferred revenue	(403)	309
Net cash provided by operating activities	23,181	6,430

Cash flows from investing activities:
Purchases of property and equipment	(9,488)	(26,159)
Deposit on capital lease	—	(850)
Proceeds from sales of fixed assets	74	127
Net cash used in investing activities	(9,414)	(26,882)

Cash flows from financing activities:
Proceeds from sale of common stock	233	282
Taxes paid by Company for stock swaps and RSUs	(385)	—
Proceeds from long-term debt	50,000	26,748
Payments on long-term debt	(55,966)	(12,150)
Proceeds from lines of credit	1,500	19,500
Payments on lines of credit	(5,000)	(19,500)
Payments for debt issuance costs	(902)	—
Payments for early debt extinguishment penalties	(233)	—
Payments to non-controlling interest	(166)	(248)
Other, net	(8)	(93)
Net cash (used in) provided by financing activities	(10,927)	14,539
Net increase (decrease) in cash and cash equivalents	2,840	(5,913)
Cash and cash equivalents at beginning of period	9,894	14,127
Cash and cash equivalents at end of period	$12,734	$8,214
Supplemental disclosures of noncash investing and financing activities:
Facility acquired under a capital lease	$—	$3,775

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting principles adopted during the period.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 26, 2017 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2016. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

The results of operations for the nine months ended February 26, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any party, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its partnership interest in Apio Cooling, LP and its equity investment in the non-public company are not VIEs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets including intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

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

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $431,000 was recorded as prepaid expenses and other current assets and other assets, respectively, as of February 26, 2017. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $216,000 was recorded as current portion of long-term debt and long-term debt, respectively, as of February 26, 2017. See Note 7 – Debt of the Notes to Consolidated Financial Statements for further information.

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

For additional information refer to Note 10 – Comprehensive Income.

Investment in Non-Public Company

On February 15, 2011, Apio purchased 150,000 senior preferred shares for $15 million and 201 common shares for $201 that were issued by Windset Holdings 2010 Ltd., a Canadian corporation (“Windset”). On July 15, 2014, Apio increased its investment in Windset by purchasing an additional 68 common shares and 51,211 junior preferred shares of Windset for $11 million. On October 29, 2014, Apio purchased an additional 70,000 senior preferred shares of Windset for $7 million. These investments are reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 26, 2017 and May 29, 2016. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company for further information.

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

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. See Note 2 – Investment in Non-public Company for further information. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of February 26, 2017 and May 29, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement and is recorded as other assets in the Consolidated Balance Sheet.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the nine months ended February 26, 2017 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	February 26, 2017	May 29, 2016
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	12%	12.5%

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

Impact on value of investment in Windset as of February 26, 2017
10% increase in revenue growth rates	$7,200
10% increase in expense growth rates	$(2,100)
10% increase in income tax rates	$(400)
10% increase in discount rates	$(4,300)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at February 26, 2017			Fair Value at May 29, 2016
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap (1)	$—	$681	$—	$—	$—	$—
Investment in non-public company	—	—	63,400	—	—	62,700
Total	$—	$681	$63,400	$—	$—	$62,700

(1)	Recorded in Other assets.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Recorded upon shipment	$125,765	$118,789	$339,917	$341,914
Recorded upon acceptance in foreign port	7,276	6,389	56,316	50,873
Revenue from multiple element arrangements	2,624	4,025	5,892	9,672
Revenue from license fees, R&D contracts and royalties/profit sharing	903	787	2,702	3,327
Total	$136,568	$129,990	$404,827	$405,786

Legal Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings and claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's plant labor contractors, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The Company has been a co-defendant in civil actions and administrative actions involving claims filed by current and past employees of Pacific Harvest. The legal actions consist of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board ("NLRB"), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act ("PAGA") cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among a union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. Concerning the discrimination/wrongful termination claims and the wage and hour claims, on February 23, 2017, the parties agreed in principle to a class action settlement which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility. This settlement remains subject to all of the plaintiffs executing the settlement agreement, and the settlement agreement being approved by the Santa Barbara County Superior Court. Under the settlement agreement, the plaintiffs will be paid $6.0 million in three installments: $2.4 million in April 2017, $1.8 million in November 2017, and $1.8 million in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement.

Based on the initial number of asserted claims and the initial length of time covered by the claims, Apio had recorded a legal settlement contingency accrual of $1.3 million as of November 27, 2016, which the Company believed at that time was sufficient to resolve its share of the costs of the legal actions prior to the broader settlement ultimately reached; which significantly increased the number of potential claims and the number of past years covered in the final settlement, thus resulting in the higher final settlement amount.

During the three and nine months ended February 26, 2017, the Company recorded a legal settlement charge of $2.1 million and $2.6 million, respectively, relating to these actions. As of February 26, 2017, the Company had accrued $3.2 million relating to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheet.

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

The Company adopted ASU 2015-03 and ASU 2015-15 during its first fiscal quarter ended August 28, 2016 with retrospective application to its May 29, 2016 consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify total debt issuance costs of $817,000 as of May 29, 2016 as a deduction from the related debt liabilities. Accordingly, the May 29, 2016 consolidated balance sheet was adjusted as follows: (1) prepaid expenses and other current assets and total current assets were reduced by $175,000 and current portion of long-term debt and total current liabilities were reduced by the same; (2) other assets were reduced by $642,000 and long-term debt was reduced by the same; and (3) total assets were reduced by $817,000 and total liabilities were reduced by the same. There was no effect related to the adoption of ASU 2015-15 given the Company has historically presented line of credit debt issuance costs as an asset, and as such, $120,000 and $431,000 remain as prepaid expenses and other current assets and other assets, respectively, as of February 26, 2017. ASU 2015-03 and ASU 2015-15 do not impact the income statement accounting for debt issuance costs; therefore, these costs will continue to be amortized to interest expense over the term of the related debt instruments. There was no effect on net income.

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

The Company elected to early adopt the new guidance in the quarter beginning May 30, 2016. Accordingly, the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid-in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $90,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the nine months ended February 26, 2017 in the consolidated statements of cash flows. See Note 5 – Income Taxes for further information regarding additional effects related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation on the Company’s financial statements.

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

On February 15, 2011, Apio entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Apio purchased from Windset 150,000 Senior A preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Apio increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 common shares and 51,211 junior preferred shares of Windset for $11 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.

The Shareholders’ Agreement between Apio and Windset includes a put and call option (the “Put and Call Option”), which can be exercised on or after the sixth anniversary of the Shareholders’ Agreement whereby Apio can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset. On March 15, 2017, the Company and Windset amended the Shareholders' Agreement by extending the put/call date to March 31, 2022.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7 million. The Senior B preferred shares pay an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of shares on the first anniversary, an additional $2.75 million of shares on the second anniversary, and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares, but at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares, and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During each of the three months ended February 26, 2017 and February 28, 2016, the Company recorded $412,500 in dividend income. During each of the nine months ended February 26, 2017 and February 28, 2016, the Company recorded $1.2 million in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended February 26, 2017 and February 28, 2016 was $700,000 and $0, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income. The increase in the fair market value of the Company’s investment in Windset for the nine months ended February 26, 2017 and February 28, 2016 was $700,000 and $1.0 million, respectively, and is included in other income in the Consolidated Statements of Comprehensive Income.

3.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Options	$308	$331	$907	$1,021
RSUs	761	553	1,935	1,560
Total stock-based compensation	$1,069	$884	$2,842	$2,581

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Cost of sales	$124	$103	$361	$301
Research and development	23	22	69	67
Selling, general and administrative	922	759	2,412	2,213
Total stock-based compensation	$1,069	$884	$2,842	$2,581

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

As of February 26, 2017, there was $5.8 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.7 years for stock options and 1.6 years for restricted stock unit awards.

4.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Numerator:
Net income (loss) applicable to Common Stockholders	$3,500	$(21,190)	$8,138	$(16,370)

Denominator:
Weighted average shares for basic net income per share	27,286	27,054	27,252	27,026
Effect of dilutive securities:
Stock options and restricted stock units	396	—	356	—
Weighted average shares for diluted net income per share	27,682	27,054	27,608	27,026

Diluted net income (loss) per share	$0.13	$(0.78)	$0.29	$(0.61)

For the three and nine months ended February 26, 2017 the computation of the diluted net income per share excludes the impact of options to purchase 1.2 million and 1.4 million shares, respectively, of Common Stock as such impacts would be antidilutive for these periods.

Due to the Company’s net loss for the three and nine months ended February 28, 2016, the net loss per share includes only weighted average shares outstanding and thus excludes 1.6 million and 1.5 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for these periods.

5.	Income Taxes

The provision for income taxes for the three and nine months ended February 26, 2017 was $1.6 million and $4.1 million, respectively. The effective tax rate for the three and nine months ended February 26, 2017 was 31% and 34%, respectively. The effective tax rate for the three and nine months ended February 26, 2017 was lower than the statutory federal income tax rate of 35% primarily due to the domestic manufacturing deduction and research and development credits; partially offset by state taxes and non-deductible stock-based compensation expense.

The income tax benefit for the three and nine months ended February 28, 2016 was $12.5 million and $9.8 million, respectively.  The effective tax rate for the three and nine months ended February 28, 2016 was 34% and 37%, respectively.  The effective tax rate for the first nine months of fiscal year 2016 was higher than the statutory federal income tax rate of 35% primarily due to state taxes and non-deductible stock-based compensation expense; partially offset by the domestic manufacturing deduction and research and development credits. Included in the effective tax rate for the nine months ended February 28, 2016 is a $12.5 million discrete tax benefit for the impairment of the GreenLine tradename.

As of February 26, 2017 and May 29, 2016, the Company had unrecognized tax benefits of approximately $918,000 and $842,000, respectively. Included in the balance of unrecognized tax benefits as of February 26, 2017 and May 29, 2016 is approximately $778,000 and $715,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. In the twelve months following February 26, 2017, it is reasonably possible that approximately $300,000 of other unrecognized tax benefits may be recognized.

During the nine months ended February 26, 2017, excess tax benefits related to stock-based compensation of $80,000 were reflected in the consolidated statements of comprehensive income as a component of income tax expense as a result of the early adoption of ASU 2016-09, specifically related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation. See Note 1– Organization, Basis of Presentation, and Summary of Significant Accounting Policies for further discussion regarding the adoption of ASU 2016-09.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 26, 2017 and May 29, 2016.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consists of the following (in thousands):

	February 26, 2017	May 29, 2016
Finished goods	$10,105	$12,165
Raw materials	10,188	9,855
Work in progress	2,980	3,515
Total	$23,273	$25,535

7.	Debt

Long-term debt, net consists of the following (in thousands):

	February 26, 2017	May 29, 2016
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$48,750	$—
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	—	14,167
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	—	5,904
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	—	5,558
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $56 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	—	3,375
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	—	3,158
Real property loan agreement with GE Capital; due in monthly principal payments of $32 through March 1, 2026, plus interest payable monthly at LIBOR plus 2.25% per annum	—	7,622
Capital equipment loan with GE Capital; due in monthly principal payments of $108 through March 1, 2021, plus interest payable monthly at LIBOR plus 2.25% per annum	—	8,873
Capital equipment loan with BofA; due in monthly principal and interest payments of $75 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	—	3,940
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent (0.59% at May 29, 2016)	—	2,065
Total principal amount of long-term debt	48,750	54,662
Less: unamortized debt issuance costs	(276)	(817)
Total long-term debt, net of unamortized debt issuance costs	48,474	53,845
Less: current portion of long-term debt, net	(4,940)	(7,873)
Long-term debt, net	$43,534	$45,972

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

Interest on both the Revolver and the Term Loan is based on either the prime rate or Eurodollar rate, at the Company’s discretion, plus a spread based on the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the period of four consecutive fiscal quarters ended on or most recently prior to such date). The spread is at a per annum rate of (i) between 0.25% and 1.25% if the prime rate is elected or (ii) between 1.25% and 2.25% if the Eurodollar rate is elected.

The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $75 million.

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of February 26, 2017.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of February 26, 2017, the interest rate on the Term Loan was 2.97%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of February 26, 2017, no balance was outstanding on the Revolver.

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

The Company sells products to and earns license fees from Windset. During the three months ended February 26, 2017 and February 28, 2016, the Company recognized revenues of $72,000 and $109,000, respectively. During the nine months ended February 26, 2017 and February 28, 2016, the Company recognized revenues of $265,000 and $376,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The associated receivable balances of $150,000 and $523,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of February 26, 2017 and May 29, 2016, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

9.	Stockholders’ Equity

During the three months ended February 26, 2017, the Company granted options to purchase 60,000 shares of common stock and awarded 20,000 RSUs. During the nine months ended February 26, 2017, the Company granted options to purchase 240,000 shares of common stock and awarded 130,522 RSUs.

As of February 26, 2017, the Company has reserved 2.5 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the fiscal year ended May 29, 2016 and the three and nine months ended February 26, 2017, the Company did not purchase any shares on the open market.

10.	Comprehensive Income

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument accounted for a cash flow hedge. The components of OCI, net of tax, are as follows (in thousands):

Unrealized Gains on Cash Flow Hedge
Balance as of May 29, 2016	$—
Other comprehensive income before reclassifications, net of tax effect	430
Amounts reclassified from OCI	(—)
Other comprehensive income, net	430
Balance as of February 26, 2017	$430

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

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Canada	$16.6	$20.3	$50.6	$60.6
Taiwan	$3.0	$1.2	$27.9	$26.6
Belgium	$12.9	$6.2	$19.8	$7.3
China	$0.4	$0.3	$11.8	$7.6
Indonesia	$1.5	$2.4	$6.6	$6.3
Japan	$1.3	$1.0	$6.2	$4.6
Philippines	$0.6	$0.5	$1.9	$2.1
All Other Countries	$2.8	$3.4	$8.5	$10.5

Operations by business segment consisted of the following (in thousands):

Three Months Ended February 26, 2017	Packaged Fresh Vegetables	Food Export	Biomaterials	Corporate	Total
Net sales	$105,447	$7,276	$23,532	$313	$136,568
International sales	$16,802	$7,276	$15,024	$—	$39,102
Gross profit	$10,114	$558	$12,581	$179	$23,432
Net income (loss)	$(2,492)	$(116)	$7,135	$(1,027)	$3,500
Depreciation and amortization	$1,862	$—	$794	$61	$2,717
Dividend income	$413	$—	$—	$—	$413
Interest income	$8	$—	$—	$—	$8
Interest expense, net	$(77)	$—	$—	$477	$400
Income tax expense (benefit)	$(594)	$(33)	$2,031	$152	$1,556

Three Months Ended February 28, 2016
Net sales	$107,348	$6,389	$15,701	$552	$129,990
International sales	$20,343	$6,389	$8,576	$—	$35,308
Gross profit	$4,334	$521	$7,618	$458	$12,931
Net income (loss)	$(36,963)	$(27)	$3,450	$12,350	$(21,190)
Depreciation and amortization	$1,455	$—	$656	$36	$2,147
Dividend income	$413	$—	$—	$—	$413
Interest income	$17	$—	$—	$—	$17
Interest expense, net	$427	$—	$57	$—	$484
Income tax expense (benefit)	$(905)	$(189)	$973	$(12,389)	$(12,510)

Nine Months Ended February 26, 2017
Net sales	$299,370	$56,316	$47,795	$1,346	$404,827
International sales	$51,073	$56,316	$25,896	$—	$133,285
Gross profit	$36,522	$3,436	$22,640	$931	$63,529
Net income (loss)	$(419)	$812	$9,690	$(1,945)	$8,138
Depreciation and amortization	$5,474	$3	$2,225	$125	$7,827
Dividend income	$1,238	$—	$—	$—	$1,238
Interest income	$15	$—	$—	$—	$15
Interest expense, net	$594	$—	$13	$825	$1,432
Income tax expense (benefit)	$(81)	$229	$2,769	$1,221	$4,138

Nine Months Ended February 28, 2016
Net sales	$318,218	$50,873	$34,748	$1,947	$405,786
International sales	$60,948	$50,873	$13,735	$—	$125,556
Gross profit	$27,565	$3,200	$15,713	$1,695	$48,173
Net income (loss)	$(34,361)	$1,250	$4,911	$11,830	$(16,370)
Depreciation and amortization	$4,470	$1	$1,902	$113	$6,486
Dividend income	$1,238	$—	$—	$—	$1,238
Interest income	$39	$—	$25	$—	$64
Interest expense, net	$1,304	$—	$121	$—	$1,425
Income tax expense (benefit)	$—	$—	$1,385	$(11,135)	$(9,750)

During the nine months ended February 26, 2017 and February 28, 2016, sales to the Company’s top five customers accounted for 43% and 45%, respectively, of sales. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment accounted for 17% and 14% of revenues, respectively, for the nine months ended February 26, 2017, and 20% and 12% respectively, for the nine months ended February 28, 2016. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its net sales.

12.	Subsequent Events

On March 1, 2017, the Company purchased substantially all of the assets of O Olive Oil, Inc. (“O Olive”) for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O Olive achieving certain EBITDA targets. O Olive, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

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

On March 15, 2017, the Company and Windset agreed to extend their relationship at least through March 31, 2022.

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

Results of Operations

Revenues (in thousands):

	Three Months Ended			Nine Months Ended
	February 26, 2017	February 28, 2016	Change	February 26, 2017	February 28, 2016	Change
Packaged Fresh Vegetables	$105,447	$107,348	(2%)	$299,370	$318,218	(6%)
Food Export	7,276	6,389	14%	56,316	50,873	11%
Total Apio	112,723	113,737	(1%)	355,686	369,091	(4%)
Biomaterials	23,532	15,701	50%	47,795	34,748	38%
Corporate	313	552	(43%)	1,346	1,947	(31%)
Total Revenues	$136,568	$129,990	5%	$404,827	$405,786	0%

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

The decrease in Apio’s Packaged Fresh Vegetables revenues for the three months ended February 26, 2017 compared to the same period last year was primarily due to loss of some club store business in retail grocery stores for salad kit products during the quarter and the loss of some low margin core packaged vegetable business which began in the second half of fiscal year 2016. These losses were partially offset by increased sales volume to food service customers.

The decrease in Apio’s Packaged Fresh Vegetables revenues for the nine months ended February 26, 2017 compared to the same period last year was primarily due to a 5% decrease in unit volume sales primarily due to the loss of some low margin core packaged vegetable business in retail grocery stores which began in the second half of fiscal year 2016.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The increase in Apio’s Food Export revenues for the three months ended February 26, 2017 compared to the same period last year was due to a 13% increase in unit volume sales primarily due to procurement of additional fruit supplies.

The increase in Apio’s Food Export revenues for the nine months ended February 26, 2017 compared to the same period last year was due to a 16% increase in unit volume sales and procurement of additional fruit supplies, partially offset by a shift in product mix during the first half of fiscal year 2017 to lower priced fruit commodity products.

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

The increase in Lifecore’s revenues for the three months ended February 26, 2017 compared to the same period last year was due to a $6.5 million increase in fermentation sales resulting from higher sales to existing customers and a $2.3 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $1.0 million decrease in development revenues due to the approval of a customer’s drug product that is now being commercially sold.

 The increase in Lifecore’s revenues for the nine months ended February 26, 2017 compared to the same period last year was due to a $13.0 million increase in fermentation sales resulting from higher sales to existing customers and a $3.8 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $3.8 million decrease in development revenues primarily due to the approval of a customer’s drug product that is now being commercially sold.

Corporate

Corporate revenues consist of revenues generated from licensing agreements with partners.

The decrease in Corporate revenues for the three and nine months ended February 26, 2017 compared to the same period last year was not significant.

Gross Profit (in thousands):

	Three Months Ended			Nine Months Ended
	February 26, 2017	February 28, 2016	Change	February 26, 2017	February 28, 2016	Change
Packaged Fresh Vegetables	$10,114	$4,334	133%	$36,522	$27,565	32%
Food Export	558	521	7%	3,436	3,200	7%
Total Apio	10,672	4,855	120%	39,958	30,765	30%
Biomaterials	12,581	7,618	65%	22,640	15,713	44%
Corporate	179	458	(61%)	931	1,695	(45%)
Total Gross Profit	$23,432	$12,931	81%	$63,529	$48,173	32%

General

There are numerous factors that can influence gross profit including, but not limited to: product mix, customer mix, manufacturing costs, volume, sale discounts, and charges for excess or obsolete inventory. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and nine months ended February 26, 2017 compared to the same periods last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the three and nine months ended February 26, 2017 compared to the same periods last year was primarily due to the gross profit generated from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin products due primarily to the loss of some low margin business which began in the second half of fiscal year 2016, operational productivity improvement initiatives, and from the fact that during the three and nine months ended February 28, 2016, Apio incurred approximately $6.6 million and $12.6 million, respectively, of excess costs from produce shortages. These factors resulted in gross margin increasing to 9.6% during the three months ended February 26, 2017 from 4.0% for the same period last year and increasing to 15.9% during the nine months February 26, 2017 from 8.7% for the same period last year.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes a commission-based margin typically in the 5-10% range. The increase in gross profit for Apio’s Food Export business during the three and nine months ended February 26, 2017 compared to the same periods last year was primarily due to the 14% and 11% increase, respectively, in revenues. These higher revenues were driven by an abundant supply of export product resulting in lower margins for the volume sold and lower gross margins of 7.7% and 6.1% for the three and nine months ended February 26, 2017 compared to gross margin of 8.2% and 6.3% for the same periods last year.

Biomaterials (Lifecore)

The increase in Lifecore’s gross profit for the three and nine months ended February 26, 2017 compared to the same periods last year was higher than the 50% and 38% increase, respectively, in revenues as a result of a favorable product mix change to a higher percentage of revenue coming from higher margin fermentation sales than from lower margin aseptically filled product sales during the same period last year.

Corporate

The decrease in Corporate gross profit for the three and nine months ended February 26, 2017 compared to the same period last year was not significant.

Operating Expenses (in thousands):

	Three Months Ended			Nine Months Ended
	February 26, 2017	February 28, 2016	Change	February 26, 2017	February 28, 2016	Change
Research and Development:
Apio	$339	$272	25%	$862	$731	18%
Lifecore	1,362	1,217	12%	4,027	3,529	14%
Corporate	313	406	(23%)	1,028	1,153	(11%)
Total R&D	2,014	1,895	6%	5,917	5,413	9%

Selling, General and Administrative:
Apio	10,447	7,021	49%	29,296	23,866	23%
Lifecore	1,362	1,271	7%	4,072	3,841	6%
Corporate	3,200	2,367	35%	8,601	7,931	8%
Total SG&A	$15,009	$10,659	41%	$41,969	$35,638	17%

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

The increase in R&D expenses for the three and nine months ended February 26, 2017 compared to the same periods last year was primarily due to an increase in development activity at Lifecore this year compared to last year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three and nine months ended February 26, 2017 compared to the same periods last year was primarily due to an increase in expenses at Apio primarily to ramp up product launches, advertising, and promotions of Apio’s existing and new salad kit products to drive current and future sales,  additional headcount hired over the past year, and from an increase at Corporate primarily due to an increase in stock based compensation from equity grants during the last year and from new business development activities.

Other (in thousands):

	Three Months Ended			Nine Months Ended
	February 26, 2017	February 28, 2016	Change	February 26, 2017	February 28, 2016	Change
Dividend Income	$413	$413	0%	$1,238	$1,238	0%
Interest Income	8	17	(53%)	15	64	(77%)
Interest Expense, net	400	484	(17%)	1,432	1,425	0%
Loss on Debt Refinancing	—	—	0%	(1,233)	—	N/M
Other Income	700	—	N/M	700	1,000	(30%)
Income Tax Expense (Benefit)	1,556	(12,510)	N/M	4,138	(9,750)	N/M
Non-controlling Interest	6	(23)	(126%)	(75)	(119)	(37%)

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and nine months ended February 26, 2017 compared to the same periods last year.

Interest Income

The decrease in interest income for the three and nine months ended February 26, 2017 compared to the same periods last year was not significant.

Interest Expense

The change in interest expense for the three and nine months ended February 26, 2017 compared to the same periods last year was not significant.

Loss on Debt Refinancing

The loss on debt refinancing for the nine months ended February 26, 2017 was primarily due to the one-time write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties on the Company’s then existing debt as of September 23, 2016.

Other Income

The change in other income for the three and nine months ended February 26, 2017 was a result of the change in the fair value of the Company’s investment in Windset which increased $700,000 for the three and nine months ended February 26, 2017.

Income Taxes

The increase in the income tax expense during the three and nine months ended February 26, 2017 compared to the same periods last year was due to the Company generating net income during the third quarter and first nine months of fiscal year 2017 compared to realizing a loss for those same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The decrease in the non-controlling interest for the three and nine months ended February 26, 2017 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 26, 2017, the Company had cash and cash equivalents of $12.7 million, a net increase of $2.8 million from $9.9 million as of May 29, 2016.

Cash Flow from Operating Activities

Landec generated $23.2 million of cash from operating activities during the nine months ended February 26, 2017, compared to generating $6.4 million of cash from operating activities for the nine months ended February 28, 2016. The primary sources of cash from operating activities during the nine months ended February 26, 2017 were from (1) $8.2 million of net income, (2) $10.7 million of depreciation/amortization and stock based compensation expenses, and (3) a $3.4 million net increase in deferred tax liabilities. These sources of cash were minimally offset by a net decrease of $65,000 in working capital. The primary factors which decreased working capital during the first nine months of fiscal year 2017 were (1) a $2.3 million decrease in inventories due to a $2.0 million decrease at Lifecore as a result of the large volume of shipments during the third quarter of fiscal year 2017, and (2) a $3.4 million increase in other accrued liabilities due primarily to increasing the legal settlement accrual by $2.6 million during the first nine months of fiscal year 2017. The decreases in working capital were offset by a $6.1 million decrease in accounts payable due to decreases of $3.9 million at Apio and $2.1 million at Lifecore resulting from the timing of payments at the end of February 2017 and by the cost of sales and operating expenses in May 2016 being $3.7 million higher than February 2017.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 26, 2017 was $9.4 million compared to $26.9 million for the same period last year. The primary uses of cash in investing activities during the first nine months of fiscal year 2017 were for the purchase of $9.5 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses.

Cash Flow from Financing Activities

Net cash used in financing activities for the nine months ended February 26, 2017 was $10.9 million compared to $14.5 million of net cash provided by financing activities for the same period last year. The net cash used in financing activities during the first nine months of fiscal year 2017 was primarily due to $56.0 million of payments on the Company’s long-term debt as a result of refinancing all of the Company’s debt during the second quarter of fiscal year 2017 and a $3.5 million net payments on the Company’s line of credit, partially offset by $50 million of proceeds from the Company refinancing its long-term debt.

Capital Expenditures

During the nine months ended February 26, 2017, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $9.5 million of capital expenditures in the period.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended February 26, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's plant labor contractors, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The Company has been a co-defendant in civil actions and administrative actions involving claims filed by current and past employees of Pacific Harvest. The legal actions consist of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board ("NLRB"), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act ("PAGA") cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among a union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. Concerning the discrimination/wrongful termination claims and the wage and hour claims, on February 23, 2017, the parties agreed in principle to a class action settlement which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility. This settlement remains subject to all of the plaintiffs executing the settlement agreement, and the settlement agreement being approved by the Santa Barbara County Superior Court. Under the settlement agreement, the plaintiffs will be paid $6.0 million in three installments: $2.4 million in April 2017, $1.8 million in November 2017, and $1.8 million in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement.

Based on the initial number of asserted claims and the initial length of time covered by the claims, Apio had recorded a legal settlement contingency accrual of $1.3 million as of November 27, 2016, which the Company believed at that time was sufficient to resolve its share of the costs of the legal actions prior to the broader settlement ultimately reached; which significantly increased the number of potential claims and the number of past years covered in the final settlement, thus resulting in the higher final settlement amount.

During the three and nine months ended February 26, 2017, the Company recorded a legal settlement charge of $2.1 million and $2.6 million, respectively, relating to these actions. As of February 26, 2017, the Company had accrued $3.2 million relating to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheet.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form10-K for the fiscal year ended May 29, 2016 filed with the Securities and Exchange Commission on July 29, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on February 26, 2017.

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

Date:     April 6, 2017