Form 10-K
period 2017-05-28
LANDEC CORP \CA\
filed 2017-08-11
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 28, 2017, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	(Do not check if a smaller reporting company)
Emerging growth company ___	Smaller reporting company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $297,199,000 as of November 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 24, 2017, there were 27,506,712 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2017 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION

ANNUAL REPORT ON FORM 10-K

-i-

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetable business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older. In our new O Olive Oil, Inc. (“O Olive”) business acquired on March 1, 2017, we sell premium California sourced specialty olive oils and wine vinegar products.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Landec has three operating segments – Packaged Fresh Vegetables, Food Export and Biomaterials, each of which is described below. The results of the recently acquired O Olive business are included in the Other segment in fiscal year 2017 because they are not significant to Landec’s overall results for fiscal year 2017. Financial information concerning each of these segments for fiscal years 2017, 2016, and 2015 is summarized in Note 11 – Business Segment Reporting.

Apio operates the Packaged Fresh Vegetables business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® brand to consumers and the GreenLine® brand to foodservice operators, as well as under private labels. In Apio’s Packaged Fresh Vegetables operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and berries and Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers, and to Juicero, Inc. (“Juicero”) innovator of the first in-home cold-press fruit and vegetable juicing system. Juicero is using BreatheWay membranes to extend the shelf-life of packets of fresh fruit and vegetables.

Apio also operates the Food Export business. The Food Export business purchases and sells whole fruit and vegetable commodities predominantly to Asian markets.

Lifecore operates our Biomaterials business and is involved in the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company specializes in fermentation and aseptic formulation, filling, and packaging services, as a contract development and manufacturing organization (“CDMO”), for difficult to handle (viscous) medicines filled in finished dose vials and syringes.

O Olive was acquired on March 1, 2017. O Olive, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,600 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Technology Overview

The Company has two proprietary polymer technology platforms: (1) Intelimer® materials, which are the key technology behind our BreatheWay membrane technology, and (2) hyaluronan biopolymers. The Company’s materials are generally proprietary as a result of being patented or due to being specially formulated for specific customers to meet specific commercial applications and/or specific regulatory requirements. The Company’s polymer technologies, customer relationships, trade names and strong channels of distribution are the foundation and key differentiating advantages on which Landec has built its business.

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

 A) Packaged Fresh Vegetables Business

The Packaged Fresh Vegetables business had revenues of $408 million for the fiscal year ended May 28, 2017, $424 million for the fiscal year ended May 29, 2016, and $430 million for the fiscal year ended May 31, 2015.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products typically packaged in our proprietary BreatheWay packaging. Apio’s Packaged Fresh Vegetables business markets a variety of fresh-cut and whole vegetables and salad kit products to retail grocery chains, club stores and food service operators. During the fiscal year ended May 28, 2017, Apio shipped approximately 26 million cartons of produce to its customers throughout North America, primarily in the United States.

Most vegetable products packaged in our BreatheWay packaging have approximately a 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits, salad blends and single serve salads that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under our Eat Smart brand was Sweet Kale Salad, which now has wide distribution throughout club and retail stores in North America. Overall, we are currently selling under our Eat Smart brand 6 salad kits, 3 salad blends and 3 single serve salads. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes and in restaurants and that is where our superfood products can fit into consumers’ daily healthy food choices.

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

The Company sells its products under its nationally-known brand Eat Smart to retail and club and its GreenLine brand to foodservice operators. The Company also periodically licenses its BreatheWay packaging technology to partners. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other fruits and vegetables that can benefit from the Company’s BreatheWay technology. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

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

Products Currently in Approximately 60% of North American Retail Grocery Stores: Apio has products in approximately 60% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Windset

The Company believes that hydroponically-grown produce using Windset’s know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. See Note 3 – Investment in Non-public Company for further information regarding the Company’s investment in Windset. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops and has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and in Nevada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products predominantly to Asia through Apio’s export business, Cal-Ex. The Food Export business is a commission-based buy/sell business that typically realizes a gross margin in the 5-10% range.

The Food Export business had revenues of $62 million for the fiscal year ended May 28, 2017, $64 million for the fiscal year ended May 29, 2016, and $68 million for the fiscal year ended May 31, 2015.

Apio is strategically positioned with Cal-Ex to benefit from the growing population and wealth in Asia and other parts of the world over the next decade. Through Cal-Ex, Apio is currently one of the largest U.S. exporters of broccoli to Asia. Other large export items include apples, grapes, stonefruit and citrus.

C) Biomaterials Business

Our Biomaterials business operates through our Lifecore subsidiary. Lifecore had revenues of $59 million for the fiscal year ended May 28, 2017, $50 million for the fiscal year ended May 29, 2016, and $40 million for the fiscal year ended May 31, 2015.

Lifecore is involved in the manufacture of pharmaceutical-grade sodium hyaluronate in bulk form as well as formulated and filled syringes and vials for injectable products used in ophthalmologic, orthopedic and oncology applications. There is now a greater percentage of Americans age 65 and older than at any other time in U.S. history and currently over 46 million Americans are 65 years of age or older and this trend is expected to accelerate dramatically in the upcoming years. As our population ages, eye surgeries, such as cataract surgeries, will increase, and other patients will increasingly seek joint therapy as cartilage and soft tissue deteriorates. HA injections are a primary course of treatment for such conditions and Lifecore has built a leadership position in the markets it serves. The World Health Organization estimates that by 2020, 32 million cataract operations will be performed worldwide, up from 12 million in 2000. Lifecore’s expertise includes its ability to ferment, separate, purify, and aseptically formulate and fill HA and other polymers for injectable product use. In addition to ophthalmic and orthopedic uses, there are other markets Lifecore serves including veterinary medicine oncology and drug delivery. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA and uses its aseptic filling capabilities to also deliver private-labeled HA finished products to its customers. Lifecore sells its products through partners in the U.S., Europe, Asia, Australia, Canada and South America. Lifecore has built its reputation as a premium supplier of HA and more recently as a specialty CDMO.

Lifecore’s products are primarily sold to strategic marketing partners for use in three medical areas: (1) Ophthalmic, (2) Orthopedic and (3) Other/Non-HA products. In addition, Lifecore provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology transfer, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation, and production of materials for clinical studies.

By leveraging its fermentation process and aseptic formulation and filling expertise, Lifecore has become a leader in the supply of HA-based products for multiple applications, and has taken advantage of non-HA device and drug opportunities by leveraging its expertise in development, manufacturing and aseptic syringe and vial filling capabilities. Elements of Lifecore’s strategy include the following:

•     Establish strategic relationships with market leaders. Lifecore will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA products, Lifecore has been able to establish long-term relationships with the market leading pharmaceutical and medical device companies, and leverages those partnerships to attract new relationships in other medical markets.

•     Expand medical applications for HA. Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify and pursue opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, next generation orthopedics and device coatings and through sales to academic and corporate research customers. Further applications may involve expanding process development activity and/or additional licensing of technology.

•     Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. Lifecore has made strategic capital investments in its CDMO business focusing on extending its aseptic filling capacity and capabilities. It is investing in this segment to meet increasing partner demand and attract new contract filling opportunities outside of HA markets. Lifecore is using its manufacturing capabilities to provide contract manufacturing and development services to its partners in the area of sterile pre-filled syringes and vials, as well as, fermentation and purification requirements.

•     Maintain flexibility in product development and supply relationships. Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to providing technology transfer and development services to manufacturing aseptically filled, finished sterile products and assuming full supply chain responsibilities.

D) Other

Included in the Other business segment is Corporate and O Olive. The Company acquired O Olive on March 1, 2017. O Olive, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,600 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. O Olive had revenues of $773,000 from the acquisition date through May 28, 2017.

Trademarks and Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™, Lifecore®, LUROCOAT®, Ortholure™ and O Olive® are some of the trademarks or registered trademarks and trade names of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Apio has 41 sales and marketing employees, located in central California and throughout the U.S., supporting the Packaged Fresh Vegetables business and the Food Export businesses. During fiscal years 2017, 2016, and 2015, sales to the Company’s top five customers accounted for approximately 44%, 45%, and 46%, respectively, of its revenues. The Company’s top two customers, both from the Packaged Fresh Vegetables segment, were Costco Wholesale Corporation (“Costco”) which accounted for approximately 18%, 20%, and 21%, respectively, and Wal-mart, Inc. (“Wal-mart”) which accounted for approximately 14%, 12%, and 11%, respectively, of the Company’s revenues. A loss of either of these customers would have a material adverse effect on the Company’s business.

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

Seasonality

Apio’s sales are seasonal. The Packaged Fresh Vegetables business can be affected by seasonal weather factors, such as the high cost of sourcing product due to a shortage of essential produce items, which had a significant impact on the Company’s results during fiscal year 2017 and 2016. The Food Export business also typically recognizes a much higher percentage of its revenues and profit during the first half of Landec’s fiscal year compared to the second half. The Biomaterial’s business is not significantly affected by seasonality.

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

Apio processes its packaged fresh vegetable products in its processing facilities located in Guadalupe, California, Bowling Green, Ohio and Hanover, Pennsylvania. Cooling of produce is done through third parties and Apio Cooling, LP, a separate consolidated subsidiary in which Apio has a 60% ownership interest and is the general partner.

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

Lifecore’s facilities in Chaska, Minnesota are used primarily for the HA manufacturing process, formulation, aseptic syringe and vial filling, secondary packaging, warehousing raw materials and finished goods, and distribution. The Company believes that its current manufacturing capacity will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

Lifecore provides versatility in the manufacturing of various types of finished products. It supplies several different forms of HA in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. Lifecore continues to conduct development work designed to improve production efficiencies and expand its capabilities to achieve a wider range of HA product specifications in order to address the broadening opportunities for using HA in medical and pharmaceutical applications.

The FDA inspects the Company’s facilities and manufacturing systems periodically and requires compliance with the FDA’s Quality System Regulation (“QSR”) and its current Good Manufacturing Practices (“GMP”) regulations, as applicable. In addition, Lifecore’s customers conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  Similar to other manufacturers subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products. The Company maintains a Quality System which complies with applicable standards and regulations: FDA Medical Device Quality System requirements (21 CFR 820); FDA Drug Good Manufacturing Practices (21 CFR 210-211); European Union Good Manufacturing Practices (EudraLex Volume 4); Medical Device Quality Management System (ISO 13485); European Medical Device Directive; Canadian Medical Device Regulations; International Guide for Active Pharmaceutical Ingredients (ICH Q7), and Australian Therapeutic Goods Regulations).  Compliance with these international standards of quality greatly assists in the marketing of Lifecore’s products globally.

O Olive Business

O Olive uses third parties to crush, process and bottle its olive oil products and to ferment and bottle its vinegar products.

General

Several of the raw materials used in manufacturing certain of the Company’s products are currently purchased from a single source. Although to date the Company has not experienced difficulty acquiring materials for the manufacturing of its products, no assurance can be given that interruptions in supplies will not occur in the future, that the Company will be able to obtain substitute vendors, or that the Company will be able to procure comparable materials at similar prices and terms within a reasonable time. Any such interruption of supply could have a material adverse effect on the Company’s ability to manufacture and distribute its products and, consequently, could materially and adversely affect the Company’s business, operating results and financial condition.

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 28, 2017, May 29, 2016, and May 31, 2015 were $9.5 million, $7.2 million, and $7.0 million, respectively. Research and development expenditures funded by corporate or governmental partners were zero during fiscal years 2017, 2016, and 2015. The Company may seek funds for applied materials research programs from U.S. government agencies as well as from commercial entities. The Company anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 28, 2017, Landec had 61 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, and mechanical and chemical engineering.

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

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 50 U.S. patents issued of which 30 remain active as of May 28, 2017 with expiration dates ranging from 2017 to 2031. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages, will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

The commercial success of the Company will also depend, in part, on its ability to avoid infringing patents issued to others. If the Company were determined to be infringing any third-party patent, the Company could be required to pay damages, alter its products or processes, obtain licenses or cease certain activities. In addition, if patents are issued to others which contain claims that compete or conflict with those of the Company and such competing or conflicting claims are ultimately determined to be valid, the Company may be required to pay damages, to obtain licenses to these patents, to develop or obtain alternative technology or to cease using such technology. If the Company is required to obtain any licenses, there can be no assurance that the Company will be able to do so on commercially favorable terms, if at all. The Company's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse impact on its business, operating results and financial condition.

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

Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements, along with pre-approval inspection for PMA and NDA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval for modifications to the device, drug product or its labeling. Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

The Company’s food products and operations are also subject to regulation by various federal, state, and local agencies. Food products are regulated by the FDA under the FDC Act and the rules and regulations promulgated thereunder. The FDA has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing (pursuant to food-related current good manufacturing practices, or cGMPs), food packing and holding, food safety, the growing and harvesting of produce intended for human consumption, food labeling, and food packaging. The FDA is in the process of implementing the FDA Food Safety Modernization Act and has recently published a number of final rules related to, among other things, hazard analysis and preventive controls, produce safety, foreign supplier verification programs, sanitary transportation of food, and food defense. The compliance dates for these rules vary and started as early as September, 2016. The FDA also requires companies to report to the FDA via the Reportable Food Registry when there is a reasonable probability that the use of, or exposure to, an article of food will cause serious adverse health consequences or death to humans or animals. In addition, the Federal Trade Commission (“FTC”) and other state authorities regulate how the Company may promote and advertise its food products.

Employees

As of May 28, 2017, Landec had 670 full-time employees, of whom 535 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 135 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees are represented by a union, and Landec considers its relationship with its employees to be good.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Packaged Fresh Vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company experienced significant product sourcing issues in fiscal years 2017 and 2016 as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We and our partners/customers are in the early stage of product commercialization of certain Intelimer-based specialty packaging, and HA-based products and non-HA products and other oil and vinegar products. We expect that our future growth will depend in large part on our or our partners’/customers’ ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products companies will depend substantially on developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of some of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies which use contract employees could be found to be “joint employers” with the staffing firm. During fiscal year 2017, the Company settled a lawsuit in which it and Apio’s labor contractor were named in several civil actions and administrative actions involving claims filed by current and past employees of Apio’s labor contractor.

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

We Depend on Our Infrastructure to Have Sufficient Capacity to Handle Our On-Going Production Needs

We have an infrastructure that has sufficient capacity for our on-going production needs, but if our machinery or facilities are damaged or impaired due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

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

Any New Business Acquisition Will Involve Uncertainty Relating to Integration

We acquired O Olive in March 2017 and have acquired other businesses in the past and may make additional acquisitions in the future. The successful integration of new business acquisitions may require substantial effort from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Lifecore’s existing products and its products under development are considered to be medical devices, drug products, combination devices, and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety, efficacy and clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the Company’s clinical studies will be authorized to proceed, or if authorized will show safety or effectiveness; that any of the Company’s products that require FDA clearance or approval will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

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

Our Reputation and Business May Be Harmed if Our Computer Network Security or Any of the Databases Containing Our Trade Secrets, Proprietary Information or the Personal Information of Our Employees Are Compromised

Cyber-attacks or security breaches could compromise our confidential business information, cause a disruption in the Company’s operations or harm our reputation. We maintain numerous information assets, including intellectual property, trade secrets, banking information and other sensitive information critical to the operation and success of our business on computer networks, and such information may be compromised in the event that the security of such networks is breached. We also maintain confidential information regarding our employees and job applicants, including personal identification information. The protection of employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us to secure computer networks utilized for our business, security could be compromised, confidential information, such as Company information assets and personally identifiable employee information, could be misappropriated or system disruptions could occur.

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

The Global Economy is Experiencing Continued Volatility, Which May Have an Adverse Effect on Our Business

In recent years, the U.S. and international economy and financial markets experienced a significant slowdown and volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, diminished market liquidity, geopolitical conflicts. Ongoing volatility in the economy and financial markets could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease because we may not be able to reduce costs at the same rate as our sales decline. We cannot predict the ultimate severity or length of the current period of volatility, whether the recent signs of economic recovery will prove sustainable, or the timing or severity of future economic or industry downturns.

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

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2017, approximately 30% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2017, sales to our top five customers accounted for approximately 44% of our revenues, with our two largest customers from our Packaged Fresh Vegetables segment, Costco and Wal-mart accounting for approximately 18% and 14%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

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

Lapses in Disclosure Controls and Procedures or Internal Control Over Financial Reporting Could Materially and Adversely Affect the Company’s Operations, Profitability or Reputation

We are committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time. There can be no assurance that our disclosure controls and procedures will be effective in preventing a material weakness or significant deficiency in internal control over financial reporting from occurring in the future. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend resources to correct the lapses or deficiencies, which could include the restating of previously reported financial results, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 28, 2017, the Company owned or leased properties in Menlo Park, Arroyo Grande, Petaluma, Santa Maria and Guadalupe, California; Chaska, Minnesota; Bowling Green and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Rock Tavern, New York as described below.

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Guadalupe, CA	Packaged Fresh Vegetables	Owned	199,000 square feet of office space, manufacturing and cold storage	25.2	—
Bowling Green, OH	Packaged Fresh Vegetables	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Packaged Fresh Vegetables	Owned	64,000 square feet of office space, manufacturing and cold storage	15.3	—
Vero Beach, FL	Packaged Fresh Vegetables	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/17
Rock Hill, SC	Packaged Fresh Vegetables	Owned	16,400 square feet of cold storage and office space	3.6	—
Rock Tavern, NY	Packaged Fresh Vegetables	Leased	7,700 square feet of cold storage and office space	—	8/23/23
McClure, OH	Packaged Fresh Vegetables	Leased	Farm land	185	12/31/17
Guadalupe, CA	Packaged Fresh Vegetables	Leased	105,000 square feet of parking space	2.4	9/30/18
Guadalupe, CA	Packaged Fresh Vegetables	Leased	5,300 square feet of office space	—	5/31/18
Santa Maria, CA	Packaged Fresh Vegetables	Leased	36,300 square feet of office and laboratory space	—	3/31/30
Arroyo Grande, CA	Food Export	Leased	1,100 square feet of office space	—	Month-to-Month

Chaska, MN	Biomaterials	Owned	144,000 square feet of office, laboratory and manufacturing space	27.5	—
Chaska, MN	Biomaterials	Leased	65,000 square feet of office, manufacturing and warehouse space	—	12/31/22
Menlo Park, CA	Other	Leased	14,600 square feet of office and laboratory space	—	12/31/18
Petaluma, CA	Other	Leased	14,100 square feet of office and warehouse space	—	1/31/21

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

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The legal actions consist of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board (“NLRB”), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act (“PAGA”) cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement settling the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments, $2.4 million of which was paid on July 3, 2017, with $1.8 million due in November 2017 and $1.8 million due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first installment of $2.4 million on July 3, 2017 and will be reimbursed by Pacific Harvest for its $1.2 million portion through weekly payments until full paid. Based on our current agreement with Pacific Harvest, the Company will also pay the entire second installment of $1.8 million in November 2017, and will be reimbursed by Pacific Harvest as indicated above. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

During the twelve months ended May 28, 2017, the Company recorded a legal settlement charge of $2.6 million related to these actions. During the twelve months ended May 28, 2017 and May 29, 2016, the Company incurred legal expenses of $2.1 million and $542,000, respectively, related to these actions. As of May 28, 2017, the Company had accrued $3.2 million related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheet.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 28, 2017	High	Low

4th Quarter ended May 28, 2017	$14.55	$11.20
3rd Quarter ended February 26, 2017	$15.50	$11.85
2nd Quarter ended November 27, 2016	$14.70	$12.06
1st Quarter ended August 28, 2016	$12.80	$9.85

Fiscal Year Ended May 29, 2016	High	Low

4th Quarter ended May 29, 2016	$11.81	$9.48
3rd Quarter ended February 28, 2016	$13.10	$10.38
2nd Quarter ended November 29, 2015	$13.45	$11.03
1st Quarter ended August 30, 2015	$14.98	$11.50

Holders

There were approximately 47 holders of record of 27,506,712 shares of outstanding Common Stock as of July 24, 2017. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by its Company during fiscal years 2017 or 2016. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

Item 6. Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in Item 8 of this report.

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015	May 25, 2014	May 26, 2013
Statement of Income(Loss) Data:
(In thousands, except per share amounts)

Product sales	$532,257	$541,099	$539,257	$476,813	$441,708

Cost of product sales	449,071	470,142	473,850	414,249	378,948

Gross profit	83,186	70,957	65,407	62,564	62,760

Operating costs and expenses:
Research and development	9,473	7,228	6,988	7,204	9,294
Selling, general and administrative	55,628	49,515	39,958	35,170	32,531
Other operating expenses/(income)	2,580	34,000	—	—	(3,933)
Total operating costs and expenses	67,681	90,743	46,946	42,374	37,892

Operating income (loss)	15,505	(19,786)	18,461	20,190	24,868

Dividend income	1,650	1,650	1,417	1,125	1,125
Interest income	16	71	315	260	179
Interest expense, net	(1,826)	(1,987)	(1,829)	(1,650)	(2,008)
Loss on debt refinancing	(1,233)	—	—	—	—
Other income	900	1,200	3,107	10,000	8,100
Net income (loss) before taxes	15,012	(18,852)	21,471	29,925	32,264
Income tax (expense) benefit	(4,335)	7,404	(7,746)	(10,583)	(9,452)
Consolidated net income (loss)	10,677	(11,448)	13,725	19,342	22,812
Non-controlling interest expense	(87)	(193)	(181)	(197)	(225)
Net income (loss) applicable to common stockholders	$10,590	$(11,641)	$13,544	$19,145	$22,587

Basic net income (loss) per share	$0.39	$(0.43)	$0.50	$0.72	$0.87
Diluted net income (loss) per share	$0.38	$(0.43)	$0.50	$0.71	$0.85

Shares used in per share computation
Basic	27,276	27,044	26,884	26,628	25,830
Diluted	27,652	27,044	27,336	27,120	26,626

	May 28, 2017	May 29, 2016	May 31, 2015	May 25, 2014	May 26, 2013
Balance Sheet Data:
(in thousands)
Cash and cash equivalents	$5,409	$9,894	$14,127	$14,243	$13,718
Total assets	358,608	342,653	346,465	313,623	290,942
Long-term debt, net	47,239	53,845	42,519	34,372	40,305
Retained earnings	84,470	73,457	85,098	71,554	52,409
Total stockholders’ equity	$226,609	$210,728	$218,432	$203,069	$178,693

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

Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets and license technology applications to partners. The Company has two proprietary polymer technology platforms: (1) Intelimer polymers, and (2) hyaluronan (“HA”) biopolymers. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s polymer technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which the Company has built its business. The Company sells specialty packaged branded Eat Smart and GreenLine and private label fresh-cut vegetables and whole produce to retailers, club stores and foodservice operators, primarily in the United States, Canada and Asia through its Apio, Inc. (“Apio”) subsidiary, sells HA and non-HA based biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary and sells olive oil and vinegar products to retailers and foodservice operators in the U.S. and Canada through its O Olive division.

The Company has three operating segments – Packaged Fresh Vegetables, Food Export, and Biomaterials. The Packaged Fresh Vegetables segment combines the Company’s BreatheWay packaging technology with Apio’s branded Eat Smart and GreenLine and private label fresh-cut and whole produce business. The Food Export business is operated through Apio’s Cal-Ex export company which purchases and sells whole fruit and vegetable products to predominantly Asian markets. The Biomaterials business sells products utilizing HA in the ophthalmic, orthopedic and veterinary segments and also supplies HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMP validated manufacturing facility for supplying commercial, clinical and pre-clinical products. The results of the recently acquired O Olive business is included in the Other segment in fiscal year 2017 because they are not significant to the Company’s overall results for fiscal year 2017. See "Business - Description of Business Segments".

As of May 28, 2017, the Company’s retained earnings were $84.5 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies, sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets including intangible assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates.

Revenue Recognition

See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of the types of revenue earned at each segment. See Note 11 – Business Segment Reporting, for a discussion about the Company’s four business segments; namely, Packaged Fresh Vegetables, Food Export, Biomaterials, and Other.

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of eleven to thirteen years, and trademarks, trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of O Olive in March 2017 (ii) upon the acquisition of GreenLine by Apio in April 2012, (iii) upon the acquisition of Lifecore in April 2010, and (iv) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our Biomaterials reporting unit, the acquisitions of Apio and GreenLine were allocated to our Packaged Fresh Vegetables reporting unit, and the acquisition of O Olive was allocated to our Other reporting unit, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 28, 2017, the Biomaterials reporting unit had $13.9 million of goodwill, the Packaged Fresh Vegetables reporting unit had $35.5 million of goodwill, the Food Export reporting unit had $269,000 of goodwill, and the Other reporting unit had $5.2 million of goodwill.

The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of the analysis performed by the Company on indefinite-lived assets.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for income taxes.

Stock-Based Compensation

The Company’s stock-based awards include stock option grants and restricted stock unit awards (“RSUs”).

The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for stock-based compensation.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its investment in a non-public company and for its interest rate swap.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Statement of Cash Flows

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

The Company adopted ASU 2015-03 and ASU 2015-15 during its first fiscal quarter ended August 28, 2016 with retrospective application to its May 29, 2016 consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify total debt issuance costs of $817,000 as of May 29, 2016 as a deduction from the related debt liabilities. Accordingly, the May 29, 2016 consolidated balance sheet was adjusted as follows: (1) prepaid expenses and other current assets and total current assets were reduced by $175,000 and current portion of long-term debt and total current liabilities were reduced by the same; (2) other assets were reduced by $642,000 and long-term debt was reduced by the same; and (3) total assets were reduced by $817,000 and total liabilities were reduced by the same. There was no effect related to the adoption of ASU 2015-15 given the Company has historically presented line of credit debt issuance costs as an asset, and as such, $120,000 and $431,000 remain as prepaid expenses and other current assets and other assets, respectively, as of May 28, 2017. ASU 2015-03 and ASU 2015-15 do not impact the income statement accounting for debt issuance costs; therefore, these costs will continue to be amortized to interest expense over the term of the related debt instruments. There was no effect on net income.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes the accounting for certain aspects of stock-based payments to employees and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the Company’s consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. Finally, the new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The new standard is effective for the Company beginning May 29, 2017.

The Company elected to early adopt the new guidance during its first fiscal quarter ended August 28, 2016. Accordingly, the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid-in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $90,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the twelve months ended May 28, 2017 in the consolidated statements of cash flows. See Note 8 – Income Taxes for further information regarding additional effects related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation on the Company’s financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The new guidance simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In May 2017, the Company elected to early adopt ASU 2017- 04, and the adoption had no impact on the consolidated financial statements.

Recently Issued Pronouncements to be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and to further clarify certain guidance within ASU 2014-09. The Company will adopt these updates beginning with the first quarter of fiscal year 2019 and anticipates doing so using the full retrospective method, which will require restatement of each prior reporting period presented.

Currently, the Company is in the process of evaluating the impact of the adoption of ASU 2014-09. As a result, the Company has initially identified the following core revenue streams from its contracts with customers:

●	Finished goods product sales (Packaged Fresh Vegetables);
●	Shipping and handling (Packaged Fresh Vegetables);
●	Buy-sell product sales (Food Export);
●	Product development and contract manufacturing arrangements (Biomaterials).

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and systems requirements, as well assigning internal resources and third-party consultants to assist in the process. Additionally, the Company has begun to review historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. Most notably, the Company is evaluating its current conclusions with respect to gross versus net revenue reporting for its Food Export business, as well as the timing of revenue recognition for its product development contract manufacturing arrangements in its Biomaterials business, to determine whether the application of ASU 2014-09 necessitates changes to such reporting. Beyond its core revenue streams, and the items listed above, the Company is also evaluating the impact of ASU 2014-09 on certain ancillary transactions and other arrangements.

Currently, the Company cannot reasonably estimate the impact the application of ASU 2014-09 will have upon its consolidated financial statements. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan to adoption accordingly.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The Company will adopt ASU 2016-02 beginning in the first quarter of fiscal year 2020 on a modified retrospective basis.

The Company is currently in the process of evaluating the impact that ASU 2016-02 will have upon its consolidated financial statements and related disclosures. The Company’s assessment efforts to date have included:

●	Reviewing the provisions of ASU 2016-02;
●	Gathering information to evaluate its lease population and portfolio;
●	Evaluating the nature of its real and personal property and other arrangements that may meet the definition of a lease; and
●	Systems’ readiness evaluations.

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact on its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases in Note 9 – Commitments and Contingencies, are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change.

Results of Operations

Fiscal Year Ended May 28, 2017 Compared to Fiscal Year Ended May 29, 2016

With the acquisition of O Olive on March 1, 2017, the segment historically referred to as Corporate was changed to Other for the fiscal year 2017 comparison to fiscal year 2016.

Revenues (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Packaged Fresh Vegetables	$408,021	$423,859	(4%)
Food Export	62,481	64,181	(3%)
Total Apio	470,502	488,040	(4%)
Biomaterials	59,392	50,470	18%
Other	2,363	2,589	(9%)
Total Revenues	$532,257	$541,099	(2%)

 Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation, in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The decrease in Apio’s Packaged Fresh Vegetables revenues for the fiscal year ended May 28, 2017 compared to the same period last year was primarily due to a 3% decrease in unit volume sales primarily resulting from the loss of some low margin core packaged vegetable business in retail grocery stores which began in the second half of fiscal year 2016 and from the loss of some club store business for salad kit products as a result of one key customers deciding to move to a multi-supplier sourcing strategy following industry-wide produce shortages in late fiscal 2016.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products predominantly to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in revenues in Apio’s Food Export business for the fiscal year ended May 28, 2017 compared with fiscal year 2016 was due to a 4% decrease in unit volume sales as a result of produce shortages this past winter and the Company’s decision to discontinue selling certain low margin fruit products.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2017, (2) Orthopedic, which represented approximately 15% of Lifecore’s revenues in fiscal year 2017 and (3) Other/Non-HA products which represented approximately 20% of Lifecore’s revenues in fiscal year 2017.

The increase in Lifecore’s revenues for fiscal year 2017 compared to the same period last year was due to a $8.0 million increase in fermentation sales resulting from higher sales to existing customers and a $4.5 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $3.6 million decrease in development revenues primarily due to the approval of a customer’s drug product that is now being commercially sold.

Other

Other revenues are generated from the licensing agreements with corporate partners and the sale of olive oil and vinegars by O Olive.

The decrease in Other revenues for the fiscal year ended May 29, 2016 compared to the same period last year was due to the completion of two licensing agreements in fiscal year 2017 which started at the beginning of fiscal year 2016 partially offset by $773,00 of revenues from O Olive since its acquisition on March 1, 2017.

Gross Profit (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Packaged Fresh Vegetables	$51,148	$40,479	26%
Food Export	3,974	4,176	(5%	)
Total Apio	55,122	44,655	23%
Biomaterials	26,755	24,081	11%
Other	1,309	2,221	(41%	)
Total Gross Profit	$83,186	$70,957	17%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 28, 2017 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for fiscal year 2017 compared to last fiscal year was primarily due to the gross profit generated from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin products resulting primarily from the loss of some low margin business which began in the second half of fiscal year 2016, operational productivity improvement initiatives, and from the fact that during fiscal year 2016, Apio incurred approximately $15.6 million of excess costs from produce shortages. These factors resulted in gross margin increasing to 12.5% in fiscal year 2017 compared to 9.6% last fiscal year.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that typically realizes a gross margin in the 5-10% range.

The decrease in gross profit for Apio’s Food Export business during the fiscal year ended May 28, 2017 compared to the same period last year was due to lower revenues and a slightly unfavorable product mix. The gross profit as a percent of sales during the fiscal year ended May 28, 2017 was 6.4% compared to a gross margin of 6.5% during the same period last year.

Biomaterials (Lifecore)

Lifecore operates in the medical devices and pharmaceutical industry and has historically realized an overall gross margin percentage of approximately 35-50%.

The increase in Lifecore’s gross profit for fiscal year 2017 compared to last year was due to the increase in revenues partially offset by a higher percentage of revenue coming from lower margin aseptic filling revenues than from higher margin development revenues compared to last fiscal year.

Other

The decrease in Other revenues for the fiscal year ended May 29, 2017 compared to the same period last year was due to the completion of two license agreements in fiscal year 2017 which started at the beginning of fiscal year 2016 partially offset by $177,000 of gross profit from O Olive since its acquisition on March 1, 2017.

Operating Expenses (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Research and Development:
Apio	$1,840	$987	86%
Lifecore	5,387	4,701	15%
Other	2,246	1,540	46%
Total R&D	$9,473	$7,228	31%

Selling, General and Administrative:
Apio	$37,901	$33,187	14%
Lifecore	5,422	5,303	2%
Other	12,305	11,025	12%
Total SG&A	$55,628	$49,515	12%

Research and Development (R&D)

The Company’s R&D consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on new product development and on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our Apio and Lifecore businesses and during fiscal years 2017 and 2016 on R&D collaborations with partners.

The increase in R&D expenses for the fiscal year ended May 28, 2017 compared to the same period last year was due to a significant increase in product development activities at both Apio and Lifecore which resulted in the hiring of eight R&D personnel during fiscal year 2017. The increase was also due to supporting development partners for the Company’s BreatheWay membrane technology and from the hiring of two new Vice Presidents to develop our new natural foods business and lead the O Olive development efforts.

 Selling, General and Administrative (SG&A)

SG&A expenses consist primarily of sales and marketing expenses associated with the Company’s product sales and services, business development expenses and staff and administrative expenses.

The increase in SG&A expenses for fiscal year 2017 compared to last year was due to an increase in expenses at Apio primarily to ramp up product launches, advertising, and promotions of Apio’s existing and new salad kit products, additional headcount hired over the past year, and from an increase in Other primarily due to an increase in stock-based compensation from equity grants, from new business development activities and from $400,000 of SG&A expenses incurred by O Olive since its acquisition on March 1, 2017.

Non-operating income/(expense) (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Dividend Income	$1,650	$1,650	0%
Interest Income	$16	$71	(77%	)
Interest Expense, net	$(1,826)	$(1,987)	(8%	)
Loss on Debt Refinancing	$(1,233)	$—	N/M
Other Income	$900	$1,200	(25%	)
Income Tax (Expense) Benefit	$(4,335)	$7,404	N/M
Non-controlling Interest Expense	$(87)	$(193)	(55%	)

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the fiscal year ended May 28, 2017 compared to the same period last year.

Interest Income

The decrease in interest income in fiscal year 2017 compared to fiscal year 2016 was not significant.

Interest Expense, net

The decrease in interest expense during fiscal year 2017 compared to fiscal year 2016 was due to the Company paying down its long-term debt and refinancing its debt at a lower interest rate.

Loss on Debt Refinancing

The loss on debt refinancing for the fiscal year 2017 was due to the write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties upon the Company refinancing its debt in September 2016.

Other Income

The decrease in other income for fiscal year 2017 was due to the increase in the fair value of our investment in Windset being lower in fiscal year 2017 than in fiscal year 2016.

Income Tax Expense (Benefit)

The increase in the income tax expense during fiscal year 2017 compared to fiscal year 2016 was due to the Company generating net income during fiscal year 2016 compared to realizing a loss during fiscal year 2016.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non-controlling interest for fiscal year 2017 compared to the same period last year was not significant.

Fiscal Year Ended May 29, 2016 Compared to Fiscal Year Ended May 31, 2015

Revenues (in thousands):

	Year Ended
	May 29, 2016	May 31, 2015	Change
Packaged Fresh Vegetables	$423,859	$430,415	(2%	)
Food Export	64,181	67,837	(5%	)
Total Apio	488,040	498,252	(2%	)
Biomaterials	50,470	40,432	25%
Corporate	2,589	573	352%
Total Revenues	$541,099	$539,257	0%

 Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, a vegetable cooling operation, in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

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

The increase in Lifecore’s revenues for the fiscal year ended May 29, 2016 compared to the same period last year was due to an increase of $9.7 million in development service revenues from existing customers, and an increase of $4.6 million in fermentation revenues due primarily to a customer that reduced its purchases last year due to an inventory adjustment resuming their historical purchase levels in fiscal year 2016. This increase was partially offset by a decrease in aseptic revenues of $4.2 million for fiscal year 2016 as a result of lower customer demand primarily due to an inventory management initiative put in place by several customers.

Corporate

Corporate revenues are generated from the licensing agreements with corporate partners.

The increase in Corporate revenues for the fiscal year ended May 29, 2016 compared to the same period last year was due to two new licensing and R&D agreements entered into on June 1, 2015.

Gross Profit (in thousands):

	Year Ended
	May 29, 2016	May 31, 2015	Change
Packaged Fresh Vegetables	$40,479	$45,993	(12%	)
Food Export	4,176	4,252	(2%	)
Total Apio	44,655	50,245	(11%	)
Biomaterials	24,081	14,609	65%
Corporate	2,221	553	302%
Total Gross Profit	$70,957	$65,407	8%

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with U.S. generally accepted accounting principles. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 29, 2016 compared to the same period last year as outlined in the table above.

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

Biomaterials (Lifecore)

Lifecore operates in the medical devices and pharmaceutical industry and has historically realized an overall gross margin percentage of approximately 35-50%.

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

Operating Expenses (in thousands):

	Year Ended
	May 29, 2016	May 31, 2015	Change
Research and Development:
Apio	$987	$745	32%
Lifecore	4,701	4,806	(2%	)
Corporate	1,540	1,437	7%
Total R&D	$7,228	$6,988	3%

Selling, General and Administrative:
Apio	$33,187	$27,380	21%
Lifecore	5,303	4,057	31%
Corporate	11,025	8,521	29%
Total SG&A	$49,515	$39,958	24%

Research and Development (R&D)

The Company’s R&D consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Corporate, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in our food and HA businesses and on new R&D collaborations with partners.

The increase in R&D expenses for the fiscal year ended May 29, 2016 compared to the same period last year was due to an increase in R&D at Apio and Corporate due primarily to supporting development partners for the Company’s BreatheWay membrane technology.

Selling, General and Administrative (S,G&A)

S,G&A expenses consist primarily of sales and marketing expenses associated with the Company’s product sales and services, business development expenses and staff and administrative expenses.

The increase in S,G&A expenses for the fiscal year ended May 29, 2016 compared to the same period last year was due to (1) a 21% increase in S,G&A at Apio primarily to ramp up introduction, product launches, advertising and promotions of our existing and new salad kit products and from additional headcount hired over the past year, (2) a 31% increase at Lifecore primarily due to bonuses being accrued this fiscal year compared to a nominal amount last fiscal year and from headcount additions to support its growth and (3) a 29% increase at Corporate primarily due to the reversal of the $677,000 LTIP accrual last fiscal year and from an increase in stock-based compensation as a result of stock option and RSU grants made in May 2015, with the predominate amount of those grants being granted to the new CEO.

Non-operating income/(expense) (in thousands):

	Year Ended
	May 29, 2016	May 31, 2015	Change
Dividend Income	$1,650	$1,417	16%
Interest Income	$71	$315	(77%	)
Interest Expense, net	$(1,987)	$(1,829)	9%
Other Income	$1,200	$3,107	(61%	)
Income Tax Expense (Benefit)	$7,404	$(7,746)	N/M
Non-controlling Interest	$(193)	$(181)	7%

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

Interest Expense, net

The increase in interest expense during fiscal year 2016 compared to fiscal year 2015 was not significant.

Other Income

The decrease in other income for fiscal year 2016 was due to the change in the increase in the fair value of our investment in Windset being lower in fiscal year 2016 compared to fiscal year 2015.

Income Tax Expense (Benefit)

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

Liquidity and Capital Resources

As of May 28, 2017, the Company had cash and cash equivalents of $5.4 million, a net decrease of $4.5 million from $9.9 million at May 29, 2016.

Cash Flows from Operating Activities

The Company generated $29.3 million of cash from operating activities during fiscal year 2017 compared to generating $21.9 million of cash from operating activities during fiscal year 2016. The primary sources of cash from operating activities during fiscal year 2017 were from (1) $10.7 million of net income, (2) $14.6 million of depreciation/amortization and stock-based compensation expenses, (3) a $2.5 million net increase in deferred tax liabilities, (4) $1.2 million from a loss on the early extinguishment of debt and (5) from a $584,000 net decrease in working capital.

The primary factors which decreased working capital during fiscal year 2017 were (1) a $2.8 million increase in accrued compensation primarily due to an increase in bonuses being accrued at fiscal year-end 2017 compared to bonuses accrued at the end of fiscal year 2016, (2) a $2.1 million increase in other accrued liabilities primarily resulting from an increase in accrued legal fees at Apio and an increase in accrued accounting/tax fees at corporate and (3) a $1.0 million decrease in prepaid expenses and other current assets due primarily to a decrease in grower advances at Apio. These decreases were partially offset by a $5.2 million decrease in accounts payable due to a $4.3 million decrease at Apio primarily resulting from grower payments made during the last week of May this year versus after year end last year and a $900,000 decrease at Lifecore due to the timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal year 2017 was $25.0 million compared to $41.6 million for the same period last year. The primary uses of cash in investing activities during fiscal year 2017 were for $22.6 million of expenditures for facility expansions and the purchase of equipment primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses and from the $2.5 million paid at close for the acquisition of O Olive.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2017 was $8.8 million compared to net cash provided by financing activities of $15.4 million for the same period last year. The net cash used in financing activities during fiscal year 2017 was primarily due to $57.2 million of payments on the Company’s long-term debt as a result of refinancing all of the Company’s debt during the second quarter of fiscal year 2017 and $500,000 of net payments on the Company’s line of credit, partially offset by $50 million of proceeds from the Company refinancing its long-term debt.

Capital Expenditures

During fiscal year 2017, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $22.6 million of capital expenditures.

Debt

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

The Credit Agreement provides the Company with the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $75 million.

The Credit Agreement contains customary financial covenants and events of default under which the payment obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of May 28, 2017.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of May 28, 2017, the interest rate on the Term Loan was 2.97%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 were allocated to the Revolver and Term Loan, respectively. The Company recorded its Revolving debt issuance costs as an asset, and as such, $120,000 and $478,000 were recorded as prepaid expenses and other current assets and other assets, respectively. The Company records its Term Loan debt issuance costs as a contra-liability, and as such, $60,000 and $239,000 were recorded as current portion of long-term debt and long-term debt, respectively.

During fiscal years 2016 and 2015, Apio capitalized $200,000 and $397,000, respectively, of debt issuance costs from new real property and equipment loans and/or amendments with General Electric Capital Corporation and Bank of America. Amortization of loan origination fees for fiscal years 2017, 2016 and 2015 were $142,000, $293,000 and $206,000 respectively.

Concurrent with the close of the Credit Agreement, all of the proceeds of the Term Loan, and $1.5 million of the Revolver, were used by the Company to repay all then existing debt. Accordingly, the Company recognized a loss on debt refinancing of $1.2 million, which included $233,000 of payments for early debt extinguishment penalties and $1.0 million from the write-off of unamortized debt issuance costs on the Company’s then existing debt as of September 23, 2016.

As of May 28, 2017, $3.0 million was outstanding on the Revolver and the interest rate on the Revolver was 2.50%.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 28, 2017, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2018	2019	2020	2021	2022	Thereafter
Debt principal payments	$47,500	$5,000	$5,000	$5,000	$5,000	$27,500	$0
Interest payments	4,404	1,220	1,102	966	831	285	0
Capital leases	5,854	462	472	483	486	460	3,491
Operating leases	15,751	3,349	2,301	1,286	1,138	906	6,771
Purchase commitments	19,072	18,914	158	—	—	—	—
Total	$92,581	$28,945	$9,033	$7,735	$7,455	$29,151	$10,262

The interest payment amounts above include the interest on the Lenders Term Loan and the interest on the Company’s capital leases. See Note 7 – Debt for further information on the Company’s loans.

The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments.

The Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new licensing arrangements; the costs associated with employment-related claims; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.

The Company believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not significant.

Item 8.  Financial Statements and Supplementary Data

See Item 15 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 28, 2017, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that, as of May 28, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have excluded from our evaluation the internal control over financial reporting of O Olive Oil, Inc. (“O Olive”), which we acquired on March 1, 2017, as discussed in Note 2 of Notes to Consolidated Financial Statements. Total revenues subject to O Olive’s internal control over financial reporting represented $773,000 of our consolidated total revenues for the fiscal year ended May 28, 2017. Total assets subject to O Olive’s internal control over financial reporting represented $1.5 million and $710,000 of our consolidated total and net assets respectively, as of May 28, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Landec Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Landec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of O Olive Oil, Inc., which is included in the May 28, 2017 consolidated financial statements of Landec Corporation and subsidiaries and constituted $1.5 million and $0.7 million of total and net assets, respectively, as of May 28, 2017 and $0.7 million of revenues, for the year then ended. Our audit of the internal control over financial reporting of Landec Corporation and subsidiaries also did not include an evaluation of internal control over financial reporting of O Olive Oil, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landec Corporation and subsidiaries as of May 28, 2017 and May 29, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2017 and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 10, 2017

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2017 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2017 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2017 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2017 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 25, 2017 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	40
		Consolidated Balance Sheets at May 28, 2017 and May 29, 2016	41
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	42
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	43
		Consolidated Statements of Cash Flows for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	44
		Notes to Consolidated Financial Statements	45

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

	3.	Index of Exhibits	72

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 28, 2017 and May 29, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended May 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landec Corporation and subsidiaries at May 28, 2017 and May 29, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation and subsidiaries' internal control over financial reporting as of May 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

July 27, 2017

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	May 28, 2017	May 29, 2016
		As Adjusted (1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,409	$9,894
Accounts receivable, less allowance for doubtful accounts	47,083	46,406
Inventories	25,290	25,535
Prepaid expenses and other current assets	3,498	4,468
Total Current Assets	81,280	86,303

Investment in non-public company, fair value	63,600	62,700
Property and equipment, net	133,220	120,880
Goodwill, net	54,779	49,620
Trademarks/trade names, net	16,028	14,428
Customer relationships, net	6,783	6,968
Other assets	2,918	1,754
Total Assets	$358,608	$342,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,868	$30,904
Accrued compensation	8,211	5,460
Other accrued liabilities	9,125	7,772
Deferred revenue	310	832
Line of credit	3,000	3,500
Current portion of long-term debt, net	4,940	7,873
Total Current Liabilities	51,454	56,341

Long-term debt, net	42,299	45,972
Capital lease obligation, less current portion	3,731	3,804
Deferred taxes, net	24,581	22,442
Other non-current liabilities	8,391	1,744
Total Liabilities	130,456	130,303

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,499,155 and 27,148,096 shares issued and outstanding at May 28, 2017 and May 29, 2016, respectively	27	27
Additional paid-in capital	141,680	137,244
Retained earnings	84,470	73,457
Accumulated other comprehensive income	432	—
Total Stockholders’ Equity	226,609	210,728
Non-controlling interest	1,543	1,622
Total Equity	228,152	212,350
Total Liabilities and Stockholders’ Equity	$358,608	$342,653

(1)

Derived from audited financial statements. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Product sales	$532,257	$541,099	$539,257

Cost of product sales	449,071	470,142	473,850

Gross profit	83,186	70,957	65,407

Operating costs and expenses:
Research and development	9,473	7,228	6,988
Selling, general and administrative	55,628	49,515	39,958
Legal settlement charge	2,580	—	—
Impairment of GreenLine trade name	—	34,000	—
Total operating costs and expenses	67,681	90,743	46,946

Operating income (loss)	15,505	(19,786)	18,461

Dividend income	1,650	1,650	1,417
Interest income	16	71	315
Interest expense, net	(1,826)	(1,987)	(1,829)
Loss on debt refinancing	(1,233)	—	—
Other income	900	1,200	3,107
Net income (loss) before taxes	15,012	(18,852)	21,471
Income tax (expense) benefit	(4,335)	7,404	(7,746)
Consolidated net income (loss)	10,677	(11,448)	13,725
Non-controlling interest expense	(87)	(193)	(181)
Net income (loss) applicable to common stockholders	$10,590	$(11,641)	$13,544

Basic net income (loss) per share	$0.39	$(0.43)	$0.50
Diluted net income (loss) per share	$0.38	$(0.43)	$0.50

Shares used in per share computation
Basic	27,276	27,044	26,884
Diluted	27,652	27,044	27,336

Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $254, $0, and $0)	$432	$—	$—
Other comprehensive income, net of tax	432	—	—
Total comprehensive income (loss)	$11,022	$(11,641)	$13,544

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 25, 2014	26,815	$27	$131,488	$71,554	$—	$203,069	$1,692
Issuance of common stock at $5.63 to $8.19 per share, net of taxes paid by Landec on behalf of employees	103	—	122	—	—	122	—
Issuance of common stock for vested restricted stock units (“RSUs”)	72	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(343)	—	—	(343)	—
Stock-based compensation	—	—	1,577	—	—	1,577	—
Tax benefit from stock-based compensation expense	—	—	463	—	—	463	—
Payments to non-controlling interest (“NCI”)	—	—	—	—	—	—	(196)
Net and comprehensive income	—	—	—	13,544	—	13,544	181
Balance at May 31, 2015	26,990	27	133,307	85,098	—	218,432	1,677
Issuance of common stock at $5.63 to $9.01 per share, net of taxes paid by Landec on behalf of employees	125	—	322	—	—	322	—
Issuance of common stock for vested RSUs	33	—	—	—	—	—	—
Stock-based compensation	—	—	3,465	—	—	3,465	—
Tax benefit from stock-based compensation expense	—	—	150	—	—	150	—
Payments to NCI	—	—	—	—	—	—	(248)
Net and comprehensive loss	—	—	—	(11,641)	—	(11,641)	193
Balance at May 29, 2016	27,148	27	137,244	73,457	—	210,728	1,622
Cumulative-effect adjustment - ASU 2016-09 adoption (1)	—	—	200	423	—	623	—
Issuance of common stock at $5.63 to $11.36 per share, net of taxes paid by Landec on behalf of employees	244	—	706	—	—	706	—
Issuance of common stock for vested RSUs	107	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(434)	—	—	(434)	—
Stock-based compensation	—	—	3,964	—	—	3,964	—
Payments to NCI	—	—	—	—	—	—	(166)
Net income	—	—	—	10,590	—	10,590	87
Other comprehensive income, net of tax	—	—	—	—	432	432	—
Balance at May 28, 2017	27,499	$27	$141,680	$84,470	$432	$226,609	$1,543

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting guidance adopted during the period.

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
		As Adjusted (1)	As Adjusted (1)
Cash flows from operating activities:
Consolidated net income (loss)	$10,677	$(11,448)	$13,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,677	9,395	7,090
Stock-based compensation expense	3,964	3,465	1,577
Loss on early debt extinguishment	1,233	—	—
Deferred taxes	2,506	(9,787)	4,152
Change in investment in non-public company, fair value	(900)	(1,200)	(3,900)
Net loss (gain) on disposal of property and equipment	586	46	(90)
Impairment of GreenLine trade name	—	34,000	—
Impairment of non-public company, non-fair value investment	—	—	793
Changes in assets and liabilities:
Accounts receivable, net	(336)	73	(1,754)
Inventories	855	(508)	(292)
Prepaid expenses and other current assets	1,039	965	177
Accounts payable	(5,189)	(4,105)	2,894
Accrued compensation	2,751	(1,282)	2,646
Other accrued liabilities	2,086	2,556	11
Restricted cash collateral	(100)	(225)	—
Deferred revenue	(522)	(11)	(411)
Net cash provided by operating activities	29,327	21,934	26,618

Cash flows from investing activities:
Purchases of property and equipment	(22,592)	(40,867)	(17,511)
Acquisition of O Olive (Note 2)	(2,500)	—	—
Deposit on capital lease	—	(850)	—
Proceeds from sales of fixed assets	81	127	1,071
Investment in non-public company, fair value	—	—	(18,000)
Net cash used in investing activities	(25,011)	(41,590)	(34,440)

Cash flows from financing activities:
Proceeds from sale of common stock	706	322	122
Taxes paid by Company for stock swaps and RSUs	(434)	—	(343)
Net change in other assets/liabilities	(41)	(247)	(24)
Proceeds from long term debt	50,000	26,748	15,014
Payments on long term debt	(57,236)	(14,652)	(6,867)
Proceeds from lines of credit	4,500	26,100	30,417
Payments on lines of credit	(5,000)	(22,600)	(30,417)
Payments for debt issuance costs	(897)	—	—
Payments for early debt extinguishment penalties	(233)	—	—
Payments to non-controlling interest.	(166)	(248)	(196)
Net cash (used in) provided by financing activities	(8,801)	15,423	7,706
Net decrease in cash and cash equivalents	(4,485)	(4,233)	(116)
Cash and cash equivalents at beginning of year	9,894	14,127	14,243
Cash and cash equivalents at end of year	$5,409	$9,894	$14,127

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,332	$2,017	$1,994
Cash paid during the period for income taxes, net of refunds received	$2,792	$2,625	$150

Supplemental disclosure of non-cash investing and financing activities:
Facility and equipment acquired under a capital lease	$—	$3,908	$—

(1)	See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of accounting principles adopted during the period.

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated health and wellness products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company’s technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation and Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Landec Corporation and its subsidiaries, Apio and Lifecore. All material inter-company transactions and balances have been eliminated.

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

The operations of Windset Holdings 2010 Ltd. (“Windset”), in which the Company holds a 26.9% minority investment, are predominantly located in British Columbia, Canada and Santa Maria, California. Routinely, the Company evaluates the financial strength and ability for Windset to continue as a going concern.

During the fiscal year ended May 28, 2017, sales to the Company’s top five customers accounted for approximately 44% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 18% and 14%, respectively, of total revenues. In addition, approximately 30% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 28, 2017, the top two customers, Costco and Wal-mart represented approximately 12% and 17%, respectively, of total accounts receivable.

During the fiscal year ended May 29, 2016, sales to the Company’s top five customers accounted for approximately 45% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco and Wal-mart accounting for approximately 20% and 12%, respectively, of total revenues. In addition, approximately 31% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 29, 2016, the top two customers, Costco and Wal-mart represented approximately 13% and 15%, respectively, of total accounts receivable.

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

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, debt instruments and derivative instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value.

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

Unrealized Gains on Cash Flow Hedge
Balance as of May 29, 2016	$—
Other comprehensive income before reclassifications, net of tax effect	432
Amounts reclassified from OCI	—
Other comprehensive income, net	432
Balance as of May 28, 2017	$432

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains into earnings in the next 12 months.

Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 28, 2017 and May 29, 2016.

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

	Balance at beginning of period	Adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year Ended May 31, 2015	$516	$—	$(134)	$382
Year Ended May 29, 2016	$382	$63	$(110)	$335
Year Ended May 28, 2017	$335	$519	$(453)	$401

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added vegetable products that are generally washed and packaged in Apio’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Comprehensive Income (Loss).

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

Lifecore’s Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 65% of Lifecore’s revenues in fiscal year 2017, (2) Orthopedic, which represented approximately 15% of Lifecore’s revenues in fiscal year 2017, and (3) Other/Non-HA products, which represented approximately 20% of Lifecore’s revenues in fiscal year 2017. The vast majority of Lifecore’s revenues are recognized upon shipment.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Recorded upon shipment	$456,512	$458,985	$465,848
Recorded upon acceptance in foreign port	62,481	64,181	67,714
Revenue from multiple element arrangements	8,431	13,400	4,253
Revenue from license fees, R&D contracts and royalties/profit sharing	4,833	4,533	1,806
Total	$532,257	$541,099	$539,257

Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred to ship product from the processing facility or distribution center to the end consumer markets.

Other Accounting Policies and Disclosures

Cash and Cash Equivalents

The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 28, 2017 and May 29, 2016 inventories consisted of (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016
Finished goods	$11,685	$12,165
Raw materials	10,158	9,855
Work in progress	3,447	3,515
Total inventories	$25,290	$25,535

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred. Advertising expense for the Company for fiscal years 2017, 2016, and 2015 was $1.9 million, $2.1 million and $1.3 million, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business. Notes and advances receivable are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio. Notes are interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. Notes or advances outstanding at May 28, 2017 and May 29, 2016 were $1.0 million and $2.3 million, respectively and are recorded in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Related Party Transactions

The Company sold products to and earned license fees from Windset during the last three fiscal years. During fiscal years 2017, 2016, and 2015, the Company recognized revenues of $514,000, $666,000, and $537,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income (Loss), from the sale of products to and license fees from Windset. The related receivable balances of $388,000 and $523,000 from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 28, 2017 and May 29, 2016, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During fiscal years 2017, 2016, and 2015, the Company recognized cost of product sales of $22,000, $32,000, and $1.6 million, respectively, in the accompanying Consolidated Statements of Comprehensive Income (Loss), from the sale of products purchased from Windset. The related accounts payable of $22,000 and zero to Windset are included in accounts payable in the accompanying Consolidated Balance Sheets as of May 28, 2017 and May 29, 2016, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets, generally three to forty years for buildings and leasehold improvements and three to twenty years for furniture and fixtures, computers, capitalized software, capitalized leases, machinery, equipment and vehicles. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease.

The Company capitalizes software development costs for internal use in accordance with accounting guidance. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs on a straight-line basis over estimated useful lives of three to seven years. During fiscal years 2017, 2016, and 2015, the Company capitalized $2.2 million, $174,000, and $509,000 in software development costs, respectively.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of eleven to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of O Olive Oil, Inc. (“O Olive”) in March 2017, (ii) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (iii) upon the acquisition of Lifecore in April 2010 and (iv) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of O Olive was allocated to the Other reporting unit, the acquisition of Lifecore was allocated to the Biomaterials reporting unit, and the acquisitions of Apio and GreenLine were allocated to the Packaged Fresh Vegetables reporting unit based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 28, 2017, the Other reporting unit had $5.2 million of goodwill, the Biomaterials reporting unit had $13.9 million of goodwill, the Food Export reporting unit had $269,000 of goodwill, and the Packaged Fresh Vegetables reporting unit had $35.5 million of goodwill.

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

During fiscal year 2016, the Company recorded an impairment charge of $34.0 million related to discontinued use of the GreenLine trade name for non-food service customers. There were no impairments of intangible assets in fiscal year 2017.

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

In the annual impairment test, the Company assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In assessing the qualitative factors, management considers the impact of these key factors: macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If management determines as a result of the qualitative assessment that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

If a quantitative test is required, the Company would compare the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using both an income approach and a market approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. Under the market-based approach, information regarding the Company is utilized as well as publicly available industry information to determine earnings multiples that are used to value the Company. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

As of February 27, 2017, the Company tested its goodwill for impairment and determined that no indication of impairment existed as of that date. As a result, it was not necessary to perform the quantitative goodwill impairment test at that time. Subsequent to the 2017 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill that indicate a need for goodwill to be further tested for impairment. There were no impairment losses for goodwill during fiscal years 2017, 2016, and 2015.

Investment in Non-Public Company

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 28, 2017 and May 29, 2016. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of May 28, 2017. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Deferred Revenue

Cash received in advance of services performed are recorded as deferred revenue.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Comprehensive Income (Loss), following the consolidated net income (loss) caption.

In connection with the acquisition of Apio, Landec acquired Apio’s 60% general partner interest in Apio Cooling, a California limited partnership. Apio Cooling is included in the consolidated financial statements of Landec for all periods presented. The non-controlling interest balances are comprised of the non-controlling limited partners’ interest in Apio Cooling.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 28, 2017, the Company had a $1.3 million valuation allowance against its deferred tax assets.

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

The following table sets forth the computation of diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Numerator:
Net income (loss) applicable to Common Stockholders	$10,590	$(11,641)	$13,544

Denominator:
Weighted average shares for basic net income (loss) per share	27,276	27,044	26,884
Effect of dilutive securities:
Stock options and restricted stock units	376	—	452
Weighted average shares for diluted net income (loss) per share	27,652	27,044	27,336

Diluted net income (loss) per share	$0.38	$(0.43)	$0.50

Options to purchase 1,428,272 and 371,115 shares of Common Stock at a weighted average exercise price of $13.58 and $14.02 per share were outstanding during fiscal years ended May 28, 2017 and May 31, 2015, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

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

Accounting for Stock-Based Compensation

The Company’s stock-based awards include stock option grants and restricted stock unit awards (“RSUs”). The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Options	$1,230	$1,352	$561
RSUs	2,734	2,113	1,016
Total stock-based compensation	$3,964	$3,465	$1,577

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Cost of sales	$485	$405	$142
Research and development	83	90	16
Selling, general and administrative	3,396	2,970	1,419
Total stock-based compensation	$3,964	$3,465	$1,577

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

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates. As of May 28, 2017, May 29, 2016 and May 31, 2015, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Expected life (in years)	3.50	3.38	3.25
Risk-free interest rate	1.08%	1.09%	1.00%
Volatility	26%	31%	32%
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015 was $2.37, $2.85 and $3.42 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. See Note 3 – Investment in Non-public Company for further information. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of May 28, 2017, the Company held certain assets that were required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement and is recorded as other assets in the accompanying Consolidated Balance Sheets.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the twelve months ended May 28, 2017 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 28, 2017	At May 29, 2016
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	12%	12.5%

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

Impact on value of investment in Windset as of May 28, 2017
10% increase in revenue growth rates	$6,900
10% increase in expense growth rates	$(1,900)
10% increase in income tax rates	$(600)
10% increase in discount rates	$(4,500)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at May 28, 2017			Fair Value at May 29, 2016
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap (1)	$—	$688	$—	$—	$—	$—
Investment in non-public company	—	—	63,600	—	—	62,700
Total	$—	$688	$63,600	$—	$—	$62,700

(1)	Recorded in Other assets.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Statement of Cash Flows

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

The Company adopted ASU 2015-03 and ASU 2015-15 during its first fiscal quarter ended August 28, 2016 with retrospective application to its May 29, 2016 consolidated balance sheet. The effect of the adoption of ASU 2015-03 was to reclassify total debt issuance costs of $817,000 as of May 29, 2016 as a deduction from the related debt liabilities. Accordingly, the May 29, 2016 consolidated balance sheet was adjusted as follows: (1) prepaid expenses and other current assets and total current assets were reduced by $175,000 and current portion of long-term debt and total current liabilities were reduced by the same; (2) other assets were reduced by $642,000 and long-term debt was reduced by the same; and (3) total assets were reduced by $817,000 and total liabilities were reduced by the same. There was no effect related to the adoption of ASU 2015-15 given the Company has historically presented line of credit debt issuance costs as an asset, and as such, $120,000 and $431,000 remain as prepaid expenses and other current assets and other assets, respectively, as of May 28, 2017. ASU 2015-03 and ASU 2015-15 do not impact the income statement accounting for debt issuance costs; therefore, these costs will continue to be amortized to interest expense over the term of the related debt instruments. There was no effect on net income.

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

The Company elected to early adopt the new guidance during its first fiscal quarter ended August 28, 2016. Accordingly, the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid-in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $150,000 and $463,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the fiscal years ended May 29, 2016 and May 31, 2015, respectively, in the Consolidated Statements of Cash Flows. See Note 8 – Income Taxes for further information regarding additional effects related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation on the Company’s financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The new guidance simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In May 2017, the Company elected to early adopt ASU 2017- 04, and the adoption had no impact on the consolidated financial statements.

Recently Issued Pronouncements to be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers.  Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and to further clarify certain guidance within ASU 2014-09. The Company will adopt these updates beginning with the first quarter of its fiscal year 2019 and anticipates doing so using the full retrospective method, which will require restatement of each prior reporting period presented.

Currently, the Company is in the process of evaluating the impact of the adoption of ASU 2014-09. As a result, the Company has initially identified the following core revenue streams from its contracts with customers:

●	Finished goods product sales (Packaged Fresh Vegetables);
●	Shipping and handling (Packaged Fresh Vegetables);
●	Buy-sell product sales (Food Export);
●	Product development and contract manufacturing arrangements (Biomaterials).

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and systems requirements, as well assigning internal resources and third-party consultants to assist in the process. Additionally, the Company has begun to review historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. Most notably, the Company is evaluating its current conclusions with respect to gross versus net revenue reporting for its Food Export business, as well as the timing of revenue recognition for its product development contract manufacturing arrangements in its Biomaterials business, to determine whether the application of ASU 2014-09 necessitates changes to such reporting. Beyond its core revenue streams, and the items listed above, the Company is also evaluating the impact of ASU 2014-09 on certain ancillary transactions and other arrangements.

Currently, the Company cannot reasonably estimate the impact the application of ASU 2014-09 will have upon its consolidated financial statements. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan to adoption accordingly.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The Company will adopt ASU 2016-02 beginning in the first quarter of fiscal year 2020 on a modified retrospective basis.

The Company is currently in the process of evaluating the impact that ASU 2016-02 will have upon its consolidated financial statements and related disclosures. The Company’s assessment efforts to date have included:

●	Reviewing the provisions of ASU 2016-02;
●	Gathering information to evaluate its lease population and portfolio;
●	Evaluating the nature of its real and personal property and other arrangements that may meet the definition of a lease; and
●	Systems’ readiness evaluations.

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact to its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases in Note 9 – Commitments and Contingencies, are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change.

2.	Acquisition of O Olive

On March 1, 2017, the Company purchased substantially all of the assets of O Olive for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O Olive achieving certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. O Olive, founded in 1995, is based in Petaluma, California, and produces specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The potential earn out payment up to $7.5 million is based on O Olive’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O Olive will earn the equivalent of the EBITDA achieved by O Olive for that fiscal year up to $4.6 million over the three year period. The former owners can then earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. During the fourth quarter of fiscal year 2017, the Company performed, with the assistance of a third party appraiser, an analysis of O Olive’s projected EBITDA over the next three years. Based on this analysis the Company recorded a $5.9 million liability as of May 28, 2017, representing the present value of the expected earn out payments. For this analysis, the Company assumed that the maximum earn out of $7.5 million would be paid over the three year period with over half being earned in fiscal year 2020.

The operating results of O Olive are included in the Company’s financial statements beginning March 1, 2017, in the Other segment. Included in the Company’s results for O Olive for the fiscal year 2017 was $773,000 revenues and a pre-tax loss of $231,000.

Intangible Assets

The Company identified two intangible assets in connection with the O Olive acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer base valued at $700,000 with an eleven year useful life. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $5.2 million on the closing date, which represents the goodwill amount resulting from the acquisition which can be attributable to O Olive’s long history, future prospects and the expected operating synergies with Apio’s salad business and distribution and logistics capabilities. The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment exist.

Acquisition-Related Transaction Costs

The Company recognized $159,000 of acquisition-related expenses that were expensed in the year ended May 28, 2017 and are included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) for the year ended May 28, 2017. These expenses included legal, accounting and tax service fees and appraisals fees.

3.	Investment in Non-public Company

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

The original Shareholders’ Agreement between Apio and Windset included a put and call option (the “Put and Call Option”), which could be exercised on or after February 15, 2017 whereby Apio could have exercised the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset could have exercised the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). On March 15, 2017, the Company and Windset amended the Shareholders’ Agreement by extending the terms of the original Put and Call Option to March 31, 2022.

The investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stock holders. As the Put and Call option requires all of the various shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.

The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s Put and Call Option calculation for value and a discounted cash flow model based on projections developed by Windset, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models are then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

The Company recorded $1.7 million, $1.7 million and $1.4 million in dividend income for the fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015, respectively. The increase in the fair market value of the Company’s investment in Windset for the fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015 was $900,000, $1.2 million and $3.9 million, respectively, and is included in other income in the accompanying Consolidated Statements of Comprehensive Income (Loss).

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of			Year Ended
	Useful Life			May 28, 2017	May 29, 2016
Land and buildings	15	-	40	$86,983	$67,192
Leasehold improvements	3	-	20	1,190	1,620
Computers, capitalized software, machinery, equipment and autos	3	-	20	97,375	87,464
Furniture and fixtures	3	-	7	1,272	901
Construction in process				6,811	17,677
Gross property and equipment				193,631	174,854
Less accumulated depreciation and amortization				(60,411)	(53,974)
Net property and equipment				$133,220	$120,880

Depreciation and amortization expense for property and equipment for the fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015 was $9.6 million, $8.2 million and $6.2 million, respectively. Amortization related to capitalized leases, which is included in depreciation expense, was $135,000, $49,000, and zero for fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015, respectively. Amortization related to capitalized software was $414,000, $269,000, and $158,000 for fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015, respectively. The unamortized computer software costs as of May 28, 2017 and May 29, 2016 was $2.2 million and $865,000, respectively. Capitalized interest was $514,000, $487,000, and $45,000 for fiscal years ended May 28, 2017, May 29, 2016 and May 31, 2015, respectively.

5.	Intangible Assets

The carrying amount of goodwill as of May 28, 2017, May 29, 2016 and May 31, 2015 was $35.5 million for the Packaged Fresh Vegetables segment, $13.9 million for the Biomaterials segment, $269,000 for the Food Export segment, and $5.2 million for the Other segment.

Other intangible assets consisted of the following (in thousands):

	Trademarks and Trade names	Customer Relationships	Total
Balance as of May 25, 2014	$48,428	$8,720	$57,148
Amortization expense	—	(885)	(885)
Balance as of May 31, 2015	48,428	7,835	56,263
Impairment during the period	(34,000)	—	(34,000)
Amortization expense	—	(867)	(867)
Balance as of May 29, 2016	14,428	6,968	21,396
Additions during the period	1,600	700	2,300
Amortization expense	—	(885)	(885)
Balance as of May 28, 2017	$16,028	$6,783	$22,811

Accumulated amortization of Trademarks and Trade names was $872,000 as of May 28, 2017 and May 29, 2016. Accumulated amortization of Customer Relationships as of May 28, 2017 and May 29, 2016 was $5.1 million and $4.2 million, respectively. Accumulated impairment loss was $38.8 million as of May 28, 2017 and May 29, 2016. Lifecore’s Customer Relationships amount of $3.7 million is being amortized over 12 years, Apio’s Customer Relationships amount of $7.5 million is being amortized over 13 years, and O Olive’s Customer Relationships amount of $700,000 is being amortized over 11 years. The amortization expense for the next five fiscal years is estimated to be $949,000 per year.

6.	Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 28, 2017 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 28, 2017, the Company had 2.2 million common shares reserved for future issuance under Landec equity incentive plans.

On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 28, 2017, 1,736,729 options to purchase shares and restricted stock units (“RSUs”) were outstanding.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million shares were initially available for awards and as of May 28, 2017, 344,168 options to purchase shares and RSUs were outstanding.

Stock-Based Compensation Activity

Activity under all Landec equity incentive plans is as follows:

		Restricted Stock Outstanding		Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 25, 2014	2,000,000	149,300	$13.17	1,215,860	$8.45
Granted	(1,118,857)	324,357	$13.97	794,500	$14.20
Awarded/Exercised	—	(79,219)	$11.57	(205,419)	$6.55
Forfeited	—	(1,667)	$14.30	(2,223)	$14.30
Plan shares expired	—	—	—	(66,000)	$11.32
Balance at May 31, 2015	881,143	392,771	$14.15	1,736,718	$11.19
Granted	(443,175)	177,675	$12.10	265,500	$12.04
Awarded/Exercised	—	(32,439)	$13.28	(220,717)	$6.44
Forfeited	28,000	(11,166)	$14.36	(24,473)	$14.38
Plan shares expired	—	—	—	(25,554)	$9.86
Balance at May 29, 2016	465,968	526,841	$13.51	1,731,474	$11.90
Granted	(370,522)	130,522	$13.37	240,000	$11.58
Awarded/Exercised	—	(130,508)	$13.42	(357,639)	$5.93
Forfeited	59,793	(17,500)	$12.46	(42,293)	$12.16
Plan shares expired	—	—	—	—	—
Balance at May 28 2017	155,239	509,355	$13.53	1,571,542	$13.20

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2017, 2016 and 2015, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2017, 2016 and 2015 were 137,089, 95,550 and 112,443 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price.

Total payments for employees' tax obligations to the taxing authorities during fiscal years 2017, 2016 and 2015 were approximately $434,000, zero and $343,000, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 28, 2017:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.77	-	$14.39	1,571,542	4.68	$13.20	$1,362,499	1,021,097	$13.40	$752,758

At May 28, 2017 and May 29, 2016 options to purchase 1,021,097 and 963,833 shares of Landec’s Common Stock were vested, respectively, and 550,445 and 767,641 were unvested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.65 on May 28, 2017, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 28, 2017, was 314,091 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2017 was $2.8 million.

Option Awards

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Vested	1,021,097	$13.40	4.18	752,758
Expected to vest	550,445	$12.83	5.61	609,741
Total	1,571,542	$13.20	4.68	1,362,499

As of May 28, 2017, there was $4.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.5 years for stock options and 1.4 years for restricted stock unit awards.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2017, 2016 and 2015, the Company did not purchase any shares on the open market.

7.	Debt

 Long-term debt consists of the following (in thousands):

	May 28, 2017	May 29, 2016
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank (“CNB”); due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$47,500	$—
Real property loan agreement with General Electric Capital Corporation (“GE Capital”); due in monthly principal and interest payments of $133,060 through May 1, 2022 with interest based on a fixed rate of 4.02% per annum	—	14,167
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $175,356 through May 1, 2019 with interest based on a fixed rate of 4.39% per annum	—	5,904
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $95,120 through July 17, 2019 with interest based on a fixed rate of 3.68% per annum	—	5,558
Capital equipment loan with GE Capital; due in monthly principal and interest payments of $55,828 through December 1, 2019 with interest based on a fixed rate of 3.74% per annum	—	3,375
Capital equipment loan with Bank of America (“BofA”); due in monthly principal and interest payments of $68,274 through June 28, 2020 with interest based on a fixed rate of 2.79% per annum	—	3,158
Real property loan agreement with GE Capital ; due in monthly principal payments of $46,000 through March 1, 2026, plus interest payable monthly at LIBOR plus 2.25% per annum	—	7,622
Capital equipment loan with GE Capital; due in monthly principal payments of $122,000 through March 1, 2021, plus interest payable monthly at LIBOR plus 2.25% per annum	—	8,873
Capital equipment loan with BofA; due in monthly principal and interest payments of $75,000 through November 27, 2020 with interest based on a fixed rate of 2.92% per annum	—	3,940
Industrial revenue bonds (“IRBs”) issued by Lifecore; due in annual payments through 2020 with interest at a variable rate set weekly by the bond remarketing agent	—	2,065
Total principal amount of long-term debt	47,500	54,662
Less: unamortized debt issuance costs	(261)	(817)
Total long-term debt, net of unamortized debt issuance costs	47,239	53,845
Less: current portion of long-term debt, net	(4,940)	(7,873)
Long-term debt, net	$42,299	$45,972

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2018	$5,000
Fiscal year 2019	5,000
Fiscal year 2020	5,000
Fiscal year 2021	5,000
Fiscal year 2022	27,500
Thereafter	—
Total	$47,500

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

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of May 28, 2017.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of May 28, 2017, the interest rate on the Term Loan was 2.72%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred in fiscal year 2017 lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively. During fiscal years 2016 and 2015, Apio capitalized $200,000 and $397,000, respectively, of debt issuance costs from new real property and equipment loans and/or amendments with General Electric Capital Corporation and Bank of America. Amortization of loan origination fees for fiscal years 2017, 2016 and 2015 were $142,000, $293,000 and $206,000 respectively.

Concurrent with the close of the Credit Agreement, all of the proceeds of the Term Loan, and $1.5 million of the Revolver, was used by the Company to repay all then existing debt. Accordingly, the Company recognized a loss on debt refinancing of $1.2 million, which included $233,000 of payments for early debt extinguishment penalties and $1.0 million from the write-off of unamortized debt issuance costs on the Company’s then existing debt as of September 23, 2016.

As of May 28, 2017, $3.0 million was outstanding on the Revolver. As of May 28, 2017, the interest rate on the Revolver was 2.57%.

8.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Current:
Federal	$1,690	$2,382	$3,480
State	57	(82)	43
Foreign	82	83	71
Total	1,829	2,383	3,594

Deferred:
Federal	2,244	(9,177)	3,789
State	262	(610)	363
Total	2,506	(9,787)	4,152
Income tax expense (benefit)	$4,335	$(7,404)	$7,746

The actual provision for income taxes differs from the statutory U.S. federal income tax rate of 35% for all years presented as follows (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Provision at U.S. statutory rate of 35%	$5,224	$(6,666)	$7,451
State income taxes, net of federal benefit	325	(504)	566
Change in valuation allowance	85	6	353
Tax credits	(834)	(156)	(375)
Stock-based compensation	(365)	173	142
Domestic manufacturing deduction	(243)	(307)	(369)
Other	143	50	(22)
Total	$4,335	$(7,404)	$7,746

Significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016
Deferred tax assets:
Accruals and reserves	$3,242	$1,836
Net operating loss carryforwards	2,766	3,030
Stock-based compensation	2,032	1,436
Research and AMT credit carryforwards	1,050	468
Other	661	926
Gross deferred tax assets	9,751	7,696
Valuation allowance	(1,325)	(1,240)
Net deferred tax assets	8,426	6,456

Deferred tax liabilities:
Basis difference in investment in non-public company	(11,495)	(11,125)
Goodwill and other indefinite life intangibles	(11,119)	(8,015)
Depreciation and amortization	(10,393)	(9,758)
Deferred tax liabilities	(33,007)	(28,898)

Net deferred tax liabilities	$(24,581)	$(22,442)

The increase in the income tax expense for fiscal year 2017 was primarily due the Company’s overall net income before tax position in fiscal year 2017 in comparison to an income tax benefit position in fiscal year 2016, which was primarily due to the Company’s $34 million impairment of its GreenLine trade name in fiscal year 2016, which resulted in an overall net loss before taxes for fiscal year 2016. Additionally, the effective tax rate for fiscal year 2017 decreased to 29% from 39% in fiscal year 2016.

During the fiscal year ended May 28, 2017, excess tax benefits related to stock-based compensation of $192,000 were reflected in the consolidated statements of comprehensive income as a component of income tax expense as a result of the early adoption of ASU 2016-09, specifically related to the prospective application of excess tax benefits and tax deficiencies related to stock-based compensation.

The Company elected to early adopt the new guidance of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting, in the quarter beginning May 30, 2016. Accordingly the primary effects of the adoption are as follows: (1) using a modified retrospective application, the Company recorded unrecognized excess tax benefits of $549,000 as a cumulative-effect adjustment, which increased retained earnings, and reduced deferred taxes by the same, (2) using a modified retrospective application, the Company has elected to recognize forfeitures as they occur and recorded a $200,000 increase to additional paid in capital, a $126,000 reduction to retained earnings, and a $74,000 reduction to deferred taxes to reflect the incremental stock-based compensation expense, net of the related tax impacts, that would have been recognized in prior years under the modified guidance, and (3) $150,000 and $463,000 in excess tax benefits from stock-based compensation was reclassified from cash flows from financing activities to cash flows from operating activities for the fiscal years ended May 29, 2016 and May 31, 2015, respectively, in the Consolidated Statements of Cash Flows.

As of May 28, 2017, the Company had federal, Indiana, and other state net operating loss carryforwards of approximately $6.8 million, $5.7 million, and $3.0 million respectively. These losses expire in different periods through 2032 if not utilized. The Company acquired additional net operating losses through the acquisition of GreenLine in 2012. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

The Company has California research and development tax credits carryforwards of approximately $1.2 million. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes.

Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, the Company determined that a valuation allowance of $1.3 million should be recorded as a result of uncertainty around the utilization of certain state net operating losses, and a capital loss on the Company’s investment in Aesthetic Sciences as it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. The valuation allowance increased by an immaterial amount from the prior year primarily due to uncertainty around the utilization of certain state net operating losses and credits.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 28, 2017	May 29, 2016	May 31, 2015
Unrecognized tax benefits – beginning of the period	$842	$987	$1,035
Gross increases – tax positions in prior period	11	1	17
Gross decreases – tax positions in prior period	(90)	(223)	(141)
Gross increases – current-period tax positions	93	77	76
Lapse of statute of limitations	(319)	—	—
Unrecognized tax benefits – end of the period	$537	$842	$987

As of May 28, 2017, the total amount of net unrecognized tax benefits was $537,000, of which $419,000, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was not material as of May 28, 2017. Additionally, the Company expects its unrecognized tax benefits to decrease by approximately $215,000 within the next 12 months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

9.	Commitments and Contingencies

Operating Leases

Landec leases land, facilities, and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2030. Certain of these leases have renewal options.

The approximate future minimum lease payments under these operating leases at May 28, 2017 are as follows (in thousands):

Amount
Fiscal year 2018	$3,349
Fiscal year 2019	2,301
Fiscal year 2020	1,286
Fiscal year 2021	1,138
Fiscal year 2022	906
Thereafter	6,771
Total	$15,751

Rent expense for operating leases, including month to month arrangements was $5.6 million, $4.5 million and $5.0 million for the fiscal years 2017, 2016 and 2015, respectively.

Capital Leases

On September 3, 2015, Lifecore leased a 65,000 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to then mortgage balance on the lessor’s loan secured by the building. Included in property, plant and equipment as of May 28, 2017 is $3.7 million associated with this capital lease. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging. Apio has a capital lease for office equipment for which the value of $104,000 is included in property, plant and equipment as of May 28, 2017.

Future minimum lease payments under capital leases for each year presented as are follows (in thousands):

Fiscal year 2018	$462
Fiscal year 2019	472
Fiscal year 2020	483
Fiscal year 2021	486
Fiscal year 2022	460
Thereafter	3,491
Total minimum lease payment	5,854
Less: amounts representing interest and taxes	(2,053)
Total	3,801
Less: current portion included in other accrued liabilities	(70)
Long-term capital lease obligation	$3,731

Purchase Commitments

At May 28, 2017, the Company was committed to purchase $19.1 million of produce and other materials during fiscal year 2018 in accordance with contractual terms at market rates. Payments of $32.2 million, $30.5 million and $16.8 million were made in fiscal years 2017, 2016 and 2015, respectively, under similar arrangements.

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

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The legal actions consist of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board (“NLRB”), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act (“PAGA”) cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments, $2.4 million of which was paid on July 3, 2017, with $1.8 million due in November 2017 and $1.8 million due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first installment of $2.4 million on July 3, 2017 and will be reimbursed by Pacific Harvest for its $1.2 million portion through weekly payments until full paid. Based on our current agreement with Pacific Harvest, the Company will also pay the entire second installment of $1.8 million in November 2017, and will be reimbursed by Pacific Harvest as indicated above. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

During the twelve months ended May 28, 2017, the Company recorded a legal settlement charge of $2.6 million related to these actions. During the twelve months ended May 28, 2017 and May 29, 2016, the Company incurred legal expenses of $2.1 million and $542,000, respectively, related to these actions. As of May 28, 2017, the Company had accrued $3.2 million related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheet.

10.	Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to all full-time Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2017, 2016 and 2015, the Company contributed $1.5 million, $1.3 million and $1.2 million, respectively, to the Landec Plan.

11.	Business Segment Reporting

The Company manages its business operations through three strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Packaged Fresh Vegetables segment, the Food Export segment and the Biomaterials segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for fruit and vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products predominantly to Asia. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. Other includes licensing and R&D activities from Landec’s Intelimer polymers for agricultural products, personal care products and other industrial products and from the operations of the O Olive business from its acquisition date of March 1, 2017 through Mary 28, 2017. The Other segment also includes corporate general and administrative expenses, non-Packaged Fresh Vegetables and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 28, 2017	May 29, 2016	May 31, 2015
Canada	$69.3	$80.6	$79.7
Taiwan	$30.0	$32.3	$32.1
Belgium	$21.0	$13.4	$6.8
China	$12.1	$8.3	$9.0
Indonesia	$8.5	$9.4	$9.0
Japan	$7.4	$6.4	$8.5
All Other Countries	$13.0	$17.0	$18.4

Operations by segment consisted of the following (in thousands):

Year Ended May 28, 2017	Packaged Fresh Vegetables	Food Export	Biomaterials	Other	Total
Net sales	$408,021	$62,481	$59,392	$2,363	$532,257
International sales	$69,802	$62,481	$29,053	$—	$161,336
Gross profit	$51,148	$3,974	$26,755	$1,309	$83,186
Net income (loss)	$2,722	$669	$10,228	$(3,029)	$10,590
Identifiable assets	$211,381	$27,087	$104,492	$15,648	$358,608
Depreciation and amortization	$7,312	$—	$3,054	$311	$10,677
Capital expenditures	$12,150	$—	$9,902	$540	$22,592
Dividend income	$1,650	$—	$—	$—	$1,650
Interest income	$16	$—	$—	$—	$16
Interest expense, net	$674	$—	$13	$1,139	$1,826
Income tax expense	$823	$189	$2,938	$385	$4,335

Year Ended May 29, 2016
Net sales	$423,859	$64,181	$50,470	$2,589	$541,099
International sales	$81,242	$64,181	$21,993	$—	$167,416
Gross profit	$40,479	$4,176	$24,081	$2,221	$70,957
Net income (loss)	$(31,975)	$699	$9,499	$10,136	$(11,641)
Identifiable assets	$212,524	$29,124	$98,986	$2,019	$342,653
Depreciation and amortization	$6,648	$1	$2,606	$140	$9,395
Capital expenditures	$26,892	$—	$13,975	$—	$40,867
Dividend income	$1,650	$—	$—	$—	$1,650
Interest income	$46	$—	$25	$—	$71
Interest expense, net	$1,721	$—	$266	$—	$1,987
Income tax expense (benefit)	$415	$143	$1,946	$(9,908)	$(7,404)

Year Ended May 31, 2015
Net sales	$430,415	$67,837	$40,432	$573	$539,257
International sales	$80,500	$67,714	$15,246	$—	$163,460
Gross profit	$45,993	$4,252	$14,609	$553	$65,407
Net income (loss)	$17,145	$1,041	$3,838	$(8,480)	$13,544
Identifiable assets	$228,672	$27,746	$85,779	$4,268	$346,465
Depreciation and amortization	$4,766	$6	$2,184	$134	$7,090
Capital expenditures	$12,895	$—	$4,499	$117	$17,511
Dividend income	$1,417	$—	$—	$—	$1,417
Interest income	$32	$—	$254	$29	$315
Interest expense, net	$1,655	$—	$174	$—	$1,829
Income tax expense	$792	$48	$177	$6,729	$7,746

12.	Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2017, 2016 and 2015 (in thousands, except for per share amounts):

Fiscal Year 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$132,394	$135,865	$136,568	$127,430	$532,257
Gross profit	$21,144	$18,953	$23,432	$19,657	$83,186
Net income (loss)	$3,312	$1,326	$3,500	$2,452	$10,590
Net income (loss) per basic share	$0.12	$0.05	$0.13	$0.09	$0.39
Net income (loss) per diluted share	$0.12	$0.05	$0.13	$0.09	$0.38

Fiscal Year 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$135,355	$140,441	$129,990	$135,313	$541,099
Gross profit	$17,977	$17,265	$12,931	$22,784	$70,957
Net income (loss)	$2,952	$1,868	$(21,190)	$4,729	$(11,641)
Net income (loss) per basic share	$0.11	$0.07	$(0.78)	$0.17	$(0.43)
Net income (loss) per diluted share	$0.11	$0.07	$(0.78)	$0.17	$(0.43)

Fiscal Year 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$133,614	$132,665	$138,530	$134,448	$539,257
Gross profit	$14,188	$15,666	$16,885	$18,668	$65,407
Net income	$2,353	$3,223	$3,772	$4,196	$13,544
Net income per basic share	$0.09	$0.12	$0.14	$0.16	$0.50
Net income per diluted share	$0.09	$0.12	$0.14	$0.15	$0.50

(b)	Index of Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2012.

10.1	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

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

10.8*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.9*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

Exhibit Number	Exhibit Title

10.10

Loan agreements by and between the Registrant, Apio, Inc. and General Electric Capital Corporation dated April 23, 2012, incorporated herein by reference to Exhibits 10.1 through 10.9 to the Registrant’s Current Report on Form 8-K dated May 27, 2012.

10.11

Credit Agreement and Reimbursement Agreement by and between Lifecore Biomedical, LLC and BMO Harris Bank N.A. dated May 23, 2012, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated May 29, 2012.

10.12*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.13*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.14*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.15*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.16*	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.17*	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.18*

Employment Agreement between the Registrant and Gary T. Steele effective as of May 26, 2014, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 8-K dated June 23, 2014.

10.19

Second Amendment to Credit Agreement dated July 17, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 21, 2014.

Exhibit Number	Exhibit Title

10.20

First Amendment to Loan Agreement dated as of August 28, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.21

Promissory Note dated as of August 28, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.22

Third Amendment to Credit Agreement dated as of August 28, 2014 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 2, 2014.

10.23

Second Amendment to Loan Agreement dated as of November 24, 2014 among Apio, Inc., Apio Cooling LP and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

10.24

Promissory Note dated as of November 24, 2014 by Apio, Inc., payable to GE Capital Commercial, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 3, 2014.

10.25

Proposal Letter dated April 2, 2015 between Banc of America Leasing & Capital, LLC, Apio, Inc. and Landec Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.26

Master Loan and Security Agreement dated as of May 7, 2015 between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.27

Form of Equipment Security Note between Apio, Inc. and Banc of America Leasing & Capital, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

10.28

Commitment Letter dated May 15, 2015 between General Electric Capital Corporation and Apio, Inc., incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 21, 2015.

Exhibit Number	Exhibit Title

10.29

Equipment Security Note dated May 29, 2015 by Apio, Inc., payable to Banc of America Leasing & Capital, LLC incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.30

Fourth Amendment to Credit Agreement dated as of May 27, 2015 among Apio, Inc., Cal-Ex Trading Company, GreenLine Logistics, Inc. and General Electric Capital Corporation, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2015.

10.31

Progress Payment Agreement dated as of September 28, 2015 between Apio, Inc. and GE Capital Corporation, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2015.

10.32*

Employment Agreement between the Registrant and Gregory S. Skinner effective as of October 15, 2015, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.33*

Employment Agreements between the Registrant and Molly A. Hemmeter effective as of October 15, 2015, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.34

Press Release dated February 26, 2016 describing the material impairment of the Registrant’s GreenLine trademark incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016.

10.35

Loan Agreement dated February 26, 2016 between the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.36	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.37	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.38

Guaranty dated February 26, 2016 between the Registrant and CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.39

Credit Agreement and Pledge and Security Agreement by and between the Registrant, and JPMorgan Chase Bank, N.A., BMO Harris Bank N.A., and City National Bank, dated September 23, 2016, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2016.

10.40	Long-Term Incentive Plan for Fiscal Year 2019, incorporated herein by reference to Registrant’s Current Report on Form 8-k dated October 25, 2016.

10.41

Settlement Agreement amongst the Registrant, Apio, Inc., Rancho Harvest, Inc. and Pacific Harvest, Inc. and the plaintiffs named therein and Addendum to the Settlement Agreement effective as of May 5, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2017.

21.1	Subsidiaries of the Registrant at May 28, 2017	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

Exhibit Number	Exhibit Title
23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on August 10, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Molly A. Hemmeter
Molly A. Hemmeter	President and Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2017

/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2017 August 1, 2017
/s/ Albert D. Bolles, Ph.D
Albert D. Bolles, Ph.D	Director	August 10, 2017

/s/ Debbie Carosella
Debbie Carosella	Director	August 10, 2017

/s/ Frederick Frank
Frederick Frank	Director	August 10, 2017

/s/ Steven Goldby
Steven Goldby	Director	August 10, 2017

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 10, 2017

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 10, 2017

/s/ Gary T. Steele
Gary T. Steele	Director	August 10, 2017

/s/ Robert Tobin
Robert Tobin	Director	August 10, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.