Form 10-K/A
period 2017-05-28
LANDEC CORP \CA\
filed 2017-08-15
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___     Accelerated Filer   X                           Emerging Growth Company ___

Non Accelerated Filer ___     Smaller Reporting Company ___

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

Explanatory Note

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2017 (the “Original Form 10-K”), to correct a typographical error in the date of Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm contained in the Original Form 10-K (the “Opinion”). The Opinion incorrectly referenced the date of the Opinion as July 27, 2017. The correct date of the Opinion in the Original Form 10-K is August 10, 2017. A new opinion with the correct date is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Other than this date correction to the Opinion, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or furnished as part of this Amendment No. 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Landec Corporation

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries as of May 28, 2017 and May 29, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landec Corporation and subsidiaries’ internal control over financial reporting as of May 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

August 10, 2017

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Name:	Gregory S. Skinner
Title:	Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Exhibit filed or furnished with this report.

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statement (Form S-3 No. 333-207467) of Landec Corporation, and
(2)	Registration Statement (Form S-8 Nos. 333-163926 and 333-193213) pertaining to the 2009 Stock Incentive Plan and 2013 Stock Incentive Plan of Landec Corporation;

of our reports dated August 10, 2017, with respect to the consolidated financial statements of Landec Corporation and the effectiveness of internal control over financial reporting of Landec Corporation included in this Annual Report (Form 10-K) of Landec Corporation for the year ended May 28, 2017.

/s/ Ernst & Young LLP

San Francisco, California

August 10, 2017

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13A-14(a) OR 15D-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Molly A. Hemmeter, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Landec Corporation; and

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: August 14, 2017	By:	/s/ Molly A. Hemmeter
Molly A. Hemmeter President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13A-14(a) OR 15D-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory S. Skinner, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Landec Corporation; and

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: August 14, 2017	By:	/s/ Gregory S. Skinner
Gregory S. Skinner Vice President Finance and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Landec Corporation (the “Company”) on Form 10-K/A for the year ended May 28, 2017 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, Molly A. Hemmeter, Chief Executive Officer and President of the Company, certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2017	By:	/s/ Molly A. Hemmeter
Molly A. Hemmeter
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Landec Corporation (the “Company”) on Form 10-K/A for the year ended May 28, 2017 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, Gregory S. Skinner, Vice President and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2017	By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Vice President Finance and Chief Financial Officer