Form 10-Q
period 2017-08-27
LANDEC CORP \CA\
filed 2017-09-28
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 27, 2017, or

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

Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X

As of September 20, 2017, there were 27,506,712 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended August 27, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	August 27, 2017	May 28, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,191	$5,409
Accounts receivable, less allowance for doubtful accounts	47,851	47,083
Inventories	28,139	25,290
Prepaid expenses and other current assets	4,339	3,498
Total Current Assets	88,520	81,280

Investment in non-public company, fair value	64,500	63,600
Property and equipment, net	132,637	133,220
Goodwill	54,779	54,779
Trademarks/tradenames, net	16,028	16,028
Customer relationships, net	6,562	6,783
Other assets	3,941	2,918
Total Assets	$366,967	$358,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,951	$25,868
Accrued compensation	5,386	8,211
Other accrued liabilities	9,751	9,125
Deferred revenue	284	310
Line of credit	10,500	3,000
Current portion of long-term debt	4,940	4,940
Total Current Liabilities	57,812	51,454

Long-term debt	41,064	42,299
Capital lease obligation, less current portion	3,710	3,731
Deferred taxes, net	25,673	24,581
Other non-current liabilities	7,539	8,391
Total Liabilities	135,798	130,456

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,507 and 27,499 shares issued and outstanding at August 27, 2017 and May 28, 2017, respectively	28	27
Additional paid-in capital	142,587	141,680
Retained earnings	86,616	84,470
Accumulated other comprehensive income	329	432
Total Stockholders’ Equity	229,560	226,609
Non-controlling interest	1,609	1,543
Total Equity	231,169	228,152
Total Liabilities and Stockholders’ Equity	$366,967	$358,608

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 27, 2017	August 28, 2016
Product sales	$123,357	$132,394

Cost of product sales	104,071	111,250

Gross profit	19,286	21,144

Operating costs and expenses:
Research and development	2,719	1,938
Selling, general and administrative	14,045	13,736
Total operating costs and expenses	16,764	15,674

Operating income	2,522	5,470

Dividend income	413	413
Interest income	31	4
Interest expense	(404)	(653)
Other income	900	—
Net income before taxes	3,462	5,234
Income tax expense	(1,250)	(1,889)
Consolidated net income	2,212	3,345
Non-controlling interest expense	(66)	(33)
Net income applicable to common stockholders	$2,146	$3,312

Basic net income per share	$0.08	$0.12
Diluted net income per share	$0.08	$0.12

Shares used in per share computation
Basic	27,506	27,219
Diluted	27,858	27,521

Other comprehensive loss, net of tax:
Change in net unrealized gains on interest rate swap (net of tax benefit of $57)	$(103)	$—
Other comprehensive loss, net of tax	(103)	—
Total comprehensive income	$2,043	$3,312

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 28, 2017	27,499	$27	$141,680	$84,470	$432	$226,609	$1,543
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	1	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units (“RSUs”)	7	1	—	—	—	1	—
Taxes paid by Company for employee stock plans	—	—	(43)	—	—	(43)	—
Stock-based compensation	—	—	950	—	—	950	—
Net income	—	—	—	2,146	—	2,146	66
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)	—
Balance at August 27, 2017	27,507	$28	$142,587	$86,616	$329	$229,560	$1,609

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	August 27, 2017	August 28, 2016
Cash flows from operating activities:
Consolidated net income	$2,212	$3,345
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,954	2,550
Stock-based compensation expense	950	807
Deferred taxes	1,150	1,727
Change in investment in non-public company, fair value	(900)	—
Net gain on disposal of property and equipment	(2)	(4)
Changes in current assets and current liabilities:
Accounts receivable, net	(768)	2,256
Inventories	(2,849)	(4,647)
Prepaid expenses and other current assets	(841)	(347)
Accounts payable	1,083	709
Accrued compensation	(2,825)	(1,415)
Other accrued liabilities	(269)	1,612
Deferred revenue	(26)	(126)
Net cash (used in) provided by operating activities	(131)	6,467

Cash flows from investing activities:
Purchases of property and equipment	(2,146)	(2,131)
Issuance of note receivable	(1,185)	—
Proceeds from sales of fixed assets	43	9
Net cash used in investing activities	(3,288)	(2,122)

Cash flows from financing activities:
Proceeds from sale of common stock	1	98
Taxes paid by Company for employee stock plans	(43)	(272)
Payments on long-term debt	(1,271)	(1,909)
Proceeds from lines of credit	10,500	—
Payments on lines of credit	(3,000)	(3,500)
Other, net	14	(30)
Net cash provided by (used in) financing activities	6,201	(5,613)
Net increase (decrease) in cash and cash equivalents	2,782	(1,268)
Cash and cash equivalents at beginning of period	5,409	9,894
Cash and cash equivalents at end of period	$8,191	$8,626

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company also sells premier California specialty olive oils and wine vinegars under the O brand which was acquired when it purchased O Olive Oil, Inc. (“O Olive”) on March 1, 2017. O Olive® products are sold in over 4,600 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The Company’s technologies, along with its customer relationships and tradenames, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 27, 2017 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

The results of operations for the three months ended August 27, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; inventories; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets including intangible assets; the valuation of investments; and the valuation and recognition of stock-based compensation and contingent liabilities.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following (in thousands):

	August 27, 2017	May 28, 2017
Raw materials	$11,688	$10,158
Work in progress	3,847	3,447
Finished goods	12,604	11,685
Total	$28,139	$25,290

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Related Party Transactions

The Company sells products to and earns license fees from Windset. During the three months ended August 27, 2017 and August 28, 2016, the Company recognized revenues of $104,000 and $118,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $195,000 and $388,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 27, 2017 and May 28, 2017, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $367,000 was recorded as prepaid expenses and other current assets and other assets, respectively, as of August 27, 2017, and $120,000 and $399,000, respectively, as of May 28, 2017. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $186,000 was recorded as current portion of long-term debt and long-term debt, respectively, as of August 27, 2017 and $60,000 and $201,000, respectively, as of May 28, 2017. See Note 7 – Debt of the Notes to Consolidated Financial Statements for further information.

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

Other Comprehensive Income

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument accounted for as a cash flow hedge. The components of OCI, net of tax, are as follows (in thousands):

Unrealized Gains on Cash Flow Hedge
Balance as of May 28, 2017	$432
Other comprehensive loss before reclassifications, net of tax effect	(103)
Amounts reclassified from OCI	—
Other comprehensive income, net	329
Balance as of August 27, 2017	$329

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.

Investment in Non-Public Company

On February 15, 2011, the Company made its initial investment in Windset Holdings 2010 Ltd. (“Windset”) which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 27, 2017 and May 28, 2017. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.

Intangible Assets

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of eleven to thirteen years, and trademarks, tradenames and goodwill with indefinite useful lives.

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of August 27, 2017 and May 28, 2017. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

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

As of August 27, 2017 and May 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement investment and is recorded as Other assets in the accompanying Consolidated Balance Sheets.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three months ended August 27, 2017 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 27, 2017	At May 28, 2017
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	12%	12%

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

Impact on value of investment in Windset as of August 27, 2017
10% increase in revenue growth rates	$7,300
10% increase in expense growth rates	$(1,800)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(4,500)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at August 27, 2017			Fair Value at May 28, 2017
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap (1)	$—	$528	$—	$—	$688	$—
Investment in non-public company	—	—	64,500	—	—	63,600
Total	$—	$528	$64,500	$—	$688	$63,600

(1)	Recorded in Other assets.

Revenue Recognition

See Note 9 – Business Segment Reporting, for a discussion about the Company’s four business segments; namely, Packaged Fresh Vegetables, Food Export, Biomaterials, and Other.

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added vegetable products that are generally washed and packaged in Apio’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the accompanying Consolidated Statements of Comprehensive Income.

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

For sales arrangements that contain multiple elements, the Company splits the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. The Company also evaluates whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby the Company assesses, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. The Company then allocates revenue to each element based on a selling price hierarchy. The relative selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company is not typically able to determine VSOE or TPE, and; therefore, uses the estimated selling price to allocate revenue between the elements of an arrangement.

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

For licensing revenue, the initial license fees are deferred and amortized to revenue over the period of the agreement when a contract exists, the fee is fixed and determinable, and collectability is reasonably assured. Noncancellable, nonrefundable license fees are recognized over the period of the agreement, including those governing R&D activities and any related supply agreement entered into concurrently with the license when the risk associated with commercialization of a product is non-substantive at the outset of the arrangement.

From time to time, the Company offers customers sales incentives, which include volume rebates and discounts. These amounts are estimated on a quarterly basis and recorded as a reduction of revenue.

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016
Recorded upon shipment	$113,121	$105,588
Recorded upon acceptance in foreign port	7,576	23,339
Revenue from multiple element arrangements	1,746	1,585
Revenue from license fees, R&D contracts and royalties/profit sharing	914	1,882
Total	$123,357	$132,394

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million due in November 2017 and $1.8 million due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first installment of $2.4 million on July 3, 2017 and will be reimbursed by Pacific Harvest for its $1.2 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through weekly payments until fully paid, which the Company expects to occur by December 2020. Based on our current agreement with Pacific Harvest, the Company may also pay the entire second installment of $1.8 million in November 2017, and, if so, will be reimbursed by Pacific Harvest as indicated above. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of August 27, 2017 and May 28, 2017, the Company had accrued $2.0 million and $3.2 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Recent Accounting Guidance Not Yet Adopted

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

Currently, the Company cannot reasonably estimate the impact the application of ASU 2014-09 will have upon its consolidated financial statements. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan of adoption accordingly.

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

The Company is currently in the process of evaluating the impact that ASU 2016-02 will have upon its consolidated financial statements and related disclosures. The Company’s assessment efforts to date have included:

●	Reviewing the provisions of ASU 2016-02;
●	Gathering information to evaluate its lease population and portfolio;
●	Evaluating the nature of its real and personal property and other arrangements that may meet the definition of a lease; and
●	Evaluating systems’ readiness.

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact to its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change.

2.	Acquisition of O Olive

On March 1, 2017, the Company purchased substantially all of the assets of O Olive for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O Olive achieving certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. All accounting for this acquisition is final.

The potential earn out payment up to $7.5 million is based on O Olive’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O Olive will earn the equivalent of the EBITDA achieved by O Olive for that fiscal year up to $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. During the fourth quarter of fiscal year 2017, the Company performed, with the assistance of a third party appraiser, an analysis of O Olive’s projected EBITDA over the next three years. Based on this analysis the Company has recorded a contingent consideration liability of $5.9 million as of both August 27, 2017 and May 28, 2017, representing the present value of the expected earn out payments. For this analysis, the Company assumed that the maximum earn out of $7.5 million would be paid over the three year period with over half being earned in fiscal year 2020.

The operating results of O Olive are included in the Company’s financial statements beginning March 1, 2017, in the Other segment.

Intangible Assets

The Company identified two intangible assets in connection with the O Olive acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer relationships valued at $700,000 with an eleven year useful life. The Company recorded $16,000 of amortization expense from the amortization of the customer relationships intangible during the three months ended August 27, 2017. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.

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

The Shareholders’ Agreement between Apio and Windset, as amended, includes a put and call option (the “Put and Call Option”), which can be exercised on or after March 21, 2022, whereby Apio can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

During each of the three month periods ended August 27, 2017 and August 28, 2016, the Company recorded $413,000 in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three month periods ended August 27, 2017 and August 28, 2016 was $900,000 and $0, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.

4.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016
Options	$324	$291
RSUs	626	516
Total stock-based compensation	$950	$807

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016
Cost of sales	$124	$113
Research and development	20	23
Selling, general and administrative	806	671
Total stock-based compensation	$950	$807

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

As of August 27, 2017, there was $4.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.6 years for stock options and 1.4 years for restricted stock unit awards.

5.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	August 27, 2017	August 28, 2016
Numerator:
Net income applicable to Common Stockholders	$2,146	$3,312

Denominator:
Weighted average shares for basic net income per share	27,506	27,219
Effect of dilutive securities:
Stock options and restricted stock units	352	302
Weighted average shares for diluted net income per share	27,858	27,521

Diluted net income per share	$0.08	$0.12

For the three months ended August 27, 2017 the computation of the diluted net income per share excludes the impact of options to purchase 1.3 million of Common Stock as such impacts would be antidilutive for this period.

6.	Income Taxes

The provision for income taxes for the three months ended August 27, 2017 and August 28, 2016 was $1.3 million and $1.9 million respectively. The effective tax rate for the three months ended August 27, 2017 and August 28, 2016 was 37% and 36%, respectively. The effective tax rate for the three months ended August 27, 2017 and August 28, 2016 was higher than the statutory federal income tax rate of 35% primarily due to state income taxes; partially offset by the domestic manufacturing deduction and research and development credits.

As of August 27, 2017 and May 28, 2017, the Company had unrecognized tax benefits of approximately $630,000 and $537,000, respectively. Included in the balance of unrecognized tax benefits as of August 27, 2017 and May 28, 2017 is approximately $495,000 and $419,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. In the twelve months following August 27, 2017, the Company expects its unrecognized tax benefits to decrease by approximately $215,000.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 27, 2017 and May 28, 2017.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 1997 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 1998 forward, none of which were individually material.

7.	Debt

Long-term debt, net consists of the following (in thousands):

	August 27, 2017	May 28, 2017
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$46,250	$47,500
Total principal amount of long-term debt	46,250	47,500
Less: unamortized debt issuance costs	(246)	(261)
Total long-term debt, net of unamortized debt issuance costs	46,004	47,239
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$41,064	$42,299

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

Interest on both the Revolver and the Term Loan is based on either the prime rate or Eurodollar rate, at the Company’s discretion, plus a spread based on the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date). The spread is at a per annum rate of (i) between 0.25% and 1.25% if the prime rate is elected or (ii) between 1.25% and 2.25% if the Eurodollar rate is elected.

The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $75 million.

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of August 27, 2017.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of August 27, 2017, the interest rate on the Term Loan was 2.74%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of August 27, 2017, $10.5 million was outstanding on the Revolver. As of August 27, 2017, the interest rate on the Revolver was 2.74% for the $2.5 million under the Libor option, and 4.75% for the $8.0 million under the Alternative Base Rate (Prime) option.

8.	Stockholders’ Equity

During the three months ended August 27, 2017, the Company granted options to purchase 105,000 shares of common stock and awarded 69,000 RSUs.

As of August 27, 2017, the Company has reserved 2.2 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the fiscal year ended May 28, 2017 and the three months ended August 27, 2017, the Company did not purchase any shares on the open market.

9.	Business Segment Reporting

The Company manages its business operations through three strategic business units and an Other segment. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: the Packaged Fresh Vegetables segment, the Food Export segment and the Biomaterials segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for fruit and vegetable products. The Food Export segment consists of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products predominantly to Asia. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. Other includes licensing and R&D activities from Landec’s Intelimer polymers for agricultural products, personal care products and other industrial products and from the operations of the O Olive business which was acquired on March 1, 2017. The Other segment also includes corporate general and administrative expenses, non-Packaged Fresh Vegetables and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended
	August 27, 2017	August 28, 2016
Canada	$18.1	$17.8
Taiwan	$3.8	$13.7
Belgium	$2.2	$5.3
China	$0.2	$5.2
Indonesia	$1.3	$1.5
Japan	$1.6	$2.0
All Other Countries	$2.0	$2.7

Operations by business segment consisted of the following (in thousands):

Three Months Ended August 27, 2017	Packaged Fresh Vegetables	Food Export	Biomaterials	Other	Total
Net sales	$102,568	$7,576	$12,164	$1,049	$123,357
International sales	$18,142	$7,576	$3,499	$32	$29,249
Gross profit	$15,015	$484	$3,522	$265	$19,286
Net income (loss)	$3,783	$(158)	$(155)	$(1,324)	$2,146
Depreciation and amortization	$1,972	$—	$865	$117	$2,954
Dividend income	$413	$—	$—	$—	$413
Interest income	$11	$—	$—	$20	$31
Interest expense, net	$—	$—	$—	$404	$404
Income tax expense (benefit)	$1,096	$(45)	$(27)	$226	$1,250

Three Months Ended August 28, 2016
Net sales	$95,945	$23,339	$12,332	$778	$132,394
International sales	$17,844	$23,339	$7,042	$—	$48,225
Gross profit	$14,406	$1,028	$5,122	$588	$21,144
Net income (loss)	$2,323	$194	$1,243	$(448)	$3,312
Depreciation and amortization	$1,820	$1	$712	$17	$2,550
Dividend income	$413	$—	$—	$—	$413
Interest income	$4	$—	$—	$—	$4
Interest expense, net	$550	$—	$103	$—	$653
Income tax expense	$655	$55	$350	$829	$1,889

During both the three months ended August 27, 2017 and August 28, 2016, sales to the Company’s top five customers accounted for 47% of sales. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment, both accounted for 18% of revenues for the three months ended August 27, 2017, and 17% and 13% respectively, for the three months ended August 28, 2016. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its revenues.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 28, 2017. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies which are included and described in the Form 10-K for the fiscal year ended May 28, 2017 filed with the Securities and Exchange Commission on August 10, 2017.

See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of recent accounting guidance not yet adopted.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetable business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older. In our O Olive Oil, Inc. (“O Olive”) business acquired on March 1, 2017, we sell premium California sourced specialty olive oils and wine vinegar products.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Apio and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Landec has three operating segments and an Other segment – Packaged Fresh Vegetables, Food Export and Biomaterials, each of which is described below. The results of the O Olive business are included in the Other segment in fiscal year 2018 because they are not significant to Landec’s overall results for fiscal year 2018. Financial information concerning each of these segments is summarized in Note 9 – Business Segment Reporting.

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

O Olive was acquired on March 1, 2017. O Olive, founded in 1995, is based in Petaluma, California, and is a premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,600 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 3603 Haven Avenue, Menlo Park, California 94025, and the telephone number is (650) 306-1650.

Description of Core Business

Landec operates its business in three core business segments and an Other segment: Packaged Fresh Vegetables, Food Export and Biomaterials, and it has an Other segment.

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

(4)

Products Currently in Approximately 70% of North American Retail Grocery Stores: Apio has products in approximately 70% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Most vegetable products packaged in Apio’s BreatheWay packaging have an approximate 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart® brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Wild Greens and Quinoa, Beets and Greens, Southwest Salad, and Asian Sesame and more recently a new line of single serve salads under our new Salad Shake-Ups!™ brand. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where the superfood products can fit into consumers’ daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 70% of all retail and club store sites in the U.S. giving it a strong platform for introducing new products.

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

On March 15, 2017, the Company and Windset agreed to extend their relationship through March 31, 2022.

See Note 3 – Investment in Non-public Company of the Notes to Consolidated Financial Statements for a discussion about the Company’s 26.9% minority ownership interest in Windset.

Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia through Apio’s export company, Cal-Ex. The Food Export business is a buy/sell business that realizes an average gross margin from 5-10%.

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

Other

Included in the Other segment is Corporate and O Olive. The Company acquired O Olive on March 1, 2017. O Olive, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,600 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

Results of Operations

Revenues (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016	Change
Packaged Fresh Vegetables	$102,568	$95,945	7%
Food Export	7,576	23,339	(68%)
Total Apio	110,144	119,284	(8%)
Biomaterials	12,164	12,332	(1%)
Other	1,049	778	35%
Total Revenues	$123,357	$132,394	(7%)

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

The increase in Apio’s Packaged Fresh Vegetables revenues for the three months ended August 27, 2017 compared to the same period last year was primarily due to a 8% increase in unit volume sales primarily in our core packaged vegetable business due to increased demand from existing customers and from new customers added during the quarter and from increased unit volume sales of our salad kit products.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in Apio’s Food Export revenues for the three months ended August 27, 2017 compared to the same period last year was due to an 80% decrease in unit volume sales due to the Company’s strategic decision to discontinue lower-margin export fruit business, a large majority of which is typically sold during our fiscal first quarter. This decrease in volume sales was partially offset by greater sales of higher value export products.

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

The decrease in Lifecore’s revenues for the three months ended August 27, 2017 compared to the same period last year was due to a $2.9 million decrease in fermentation sales resulting from an accelerated shipment last year that moved to the first quarter. This decrease in revenues was offset by a $2.4 million increase in aseptic filling revenues due to an increase in sales to existing customers and new commercial aseptic business and by a $335,000 increase in development revenues.

Other

Other revenues are generated from the licensing agreements with corporate partners and the sale of olive oil and vinegars by O Olive.

The increase in Other revenues for the three months ended August 27, 2017 compared to the same period last year was due to $1.0 million of revenues for the three months ended August 27, 2017 from O Olive that was acquired on March 1, 2017 compared to $778,000 in revenues for the three months ended August 28, 2016 from two license agreements that were completed later in fiscal year 2017.

Gross Profit (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016	Change
Packaged Fresh Vegetables	$15,015	$14,406	4%
Food Export	484	1,028	(53%)
Total Apio	15,499	15,434	0%
Biomaterials	3,522	5,122	(31%)
Other	265	588	(55%)
Total Gross Profit	$19,286	$21,144	(9%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 27, 2017 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for the three months ended August 27, 2017 compared to the same period last year was due to a 7% increase in revenues during the quarter. The increase in gross profit was lower than the increases in revenues due to favorable cost variances during the first quarter of fiscal year 2017 as a result of favorable green bean yields and pricing which resulted in lower sourcing costs during the first quarter of last year.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes an average gross margin from 5-10%. The decrease in gross profit for Apio’s Food Export business during the three months ended August 27, 2017 compared to the same period last year was primarily due to a 68% decrease in revenues. The decrease in gross profit was lower than the decrease in revenues as a result of a favorable product mix for the products sold resulting in a much higher gross margin of 6.4% for the three months ended August 27, 2017 compared to a gross margin of 4.4% for the same period last year.

Biomaterials (Lifecore)

The decrease in Lifecore’s gross profit for the three months ended August 27, 2017 compared to the same period last year was higher than the 1% decrease in revenues as a result of an unfavorable product mix change to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales during the same period last year as a result of the accelerated fermentation shipment to the first quarter of last fiscal year.

Other

The decrease in Other gross profit for the three months ended August 27, 2017 compared to the same period last year was due to the $265,000 of gross profit for the three months ended August 27, 2017 from O Olive (which was acquired on March 1, 2017) being less than the gross profit from two license agreements for the three months ended August 28, 2016 which were completed later in fiscal year 2017.

Operating Expenses (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016	Change
Research and Development:
Apio	$1,009	$237	326%
Lifecore	1,368	1,328	3%
Other	342	373	(8%)
Total R&D	2,719	1,938	40%

Selling, General and Administrative:
Apio	8,835	9,561	(8%)
Lifecore	1,515	1,406	8%
Other	3,695	2,769	33%
Total SG&A	$14,045	$13,736	2%

Research and Development

Landec’s Research and Development (“R&D”) consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in the Company’s new natural food business.

The increase in R&D expenses for the three months ended August 27, 2017 compared to the same period last year was due to a significant increase in product development activities at Apio driven primarily from the hiring of a VP of Innovation and R&D during the fourth quarter of fiscal year 2017 and the subsequent staff hiring in that department, coupled with an increase in product development activities in Apio’s marketing department.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three months ended August 27, 2017 compared to the same period last year was primarily due to an increase in expenses in Other resulting from an increase in stock-based compensation from equity grants, from new business development activities and from $400,000 of SG&A expenses for the three months ended August 27, 2017 incurred by O Olive which was acquired on March 1, 2017. These increases were partially offset by a decrease in SG&A expenses at Apio as a result of a decrease in marketing expenses recorded to SG&A and from legal fees and legal settlement costs incurred during the first quarter of last year from the labor-related lawsuits settled during fiscal year 2017.

Other (in thousands):

	Three Months Ended
	August 27, 2017	August 28, 2016	Change
Dividend Income	$413	$413	0%
Interest Income	$31	$4	675%
Interest Expense	$(404)	$(653)	(38%)
Other Income	$900	$—	N/M
Income Tax Expense	$(1,250)	$(1,889)	(34%)
Non-controlling Interest Expense	$(66)	$(33)	100%

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three months ended August 27, 2017 compared to the same period last year.

Interest Income

The decrease in interest income for the three months ended August 27, 2017 compared to the same period last year was not significant.

Interest Expense

The decrease in interest expense for the three months ended August 27, 2017 compared to the same period last year was primarily due to the refinancing of the Company’s debt during the second quarter of fiscal year 2017 which resulted in a lower average interest rate on the Company’s debt and from the capitalization of interest for ongoing long-term capital projects.

Other Income

The increase in other income for the three months ended August 27, 2017 was a result of the change in the fair value of the Company’s investment in Windset which increased $900,000 for the three months ended August 27, 2017.

Income Taxes

The decrease in the income tax expense during the three months ended August 27, 2017 compared to the same period last year was due to a 34% decrease in pre-tax income for the three months ended August 27, 2017 compared to the same period last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The decrease in the non-controlling interest for the three months ended August 27, 2017 compared to the same period last year was not significant.

Liquidity and Capital Resources

As of August 27, 2017, the Company had cash and cash equivalents of $8.2 million, a net increase of $2.8 million from $5.4 million as of May 28, 2017.

Cash Flow from Operating Activities

Landec used $131,000 of net cash in operating activities during the three months ended August 27, 2017, compared to generating $6.5 million of net cash from operating activities for the three months ended August 28, 2016. The primary sources of net cash from operating activities during the three months ended August 27, 2017 were from (1) $2.2 million of net income, (2) $3.9 million of depreciation/amortization and stock based compensation expenses, and (3) a $1.2 million net increase in deferred tax liabilities. These sources of cash were offset by a net increase of $6.5 million in working capital. The primary factors which increased working capital during the first three months of fiscal year 2018 were (1) a $2.9 million increase in inventories due primarily to a $1.5 million increase at Apio from an increase in inventory in transit for Apio’s export business, from an increase in raw materials for expected increases in salad sales during the second quarter and from a $1.0 million increase at Lifecore as it builds its inventory for a large volume of shipments during the third quarter of fiscal year 2018, (2) a $2.8 million decrease in accrued compensation due to fiscal year 2017 earned bonuses being paid during the first quarter of fiscal year 2018 and (3) a $768,000 increase in accounts receivables due to a $2.3 million increase at Lifecore resulting from a large shipment at the end of the quarter partially offset by a decrease in accounts receivables at Apio from lower sales in August 2017 compared to May 2017. The increases in working capital were partially offset by a $1.1 million increase in accounts payable at Lifecore due to the timing of payments.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 27, 2017 was $3.3 million compared to $2.1 million for the same period last year. The primary uses of cash in investing activities during the first three months of fiscal year 2018 were for the purchase of $2.1 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses and from the issuance of a $1.2 million note receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 27, 2017 was $6.2 million compared to cash used in financing activities of $5.6 million for the same period last year. The net cash provided by financing activities during the first three months of fiscal year 2018 was due to $10.5 million of borrowing under the Company’s line of credit. These borrowings were partially offset by $1.3 million of payments on the Company’s long-term debt and $3.0 million of payments on the Company’s line of credit.

Capital Expenditures

During the three months ended August 27, 2017, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $2.1 million of capital expenditures in the period.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first three months of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended August 27, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million which was paid on July 3, 2017, $1.8 million due in November 2017 and $1.8 million due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first installment of $2.4 million on July 3, 2017 and will be reimbursed by Pacific Harvest for its $1.2 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through weekly payments until fully paid, which the Company expects to occur by December 2020. Based on our current agreement with Pacific Harvest, the Company may also pay the entire second installment of $1.8 million in November 2017, and, if so, will be reimbursed by Pacific Harvest as indicated above. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

Item 1A. Risk Factors

There have been no significant changes to the Company's risk factors which are included and described in the Form10-K for the fiscal year ended May 28, 2017 filed with the Securities and Exchange Commission on August 10, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 27, 2017.

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

Date:     September 28, 2017