Form 10-Q
period 2017-11-26
LANDEC CORP \CA\
filed 2018-01-05
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 26, 2017, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period for _________ to _________.

Commission file number: 0-27446

LANDEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5201 Great America Parkway, Suite 232

Santa Clara, California 95054

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

As of December 21, 2017, there were 27,533,892 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended November 26, 2017

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	November 26, 2017	May 28, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,369	$5,409
Accounts receivable, less allowance for doubtful accounts	56,356	47,083
Inventories	30,836	25,290
Prepaid expenses and other current assets	4,426	3,498
Total Current Assets	95,987	81,280

Investment in non-public company, fair value	65,800	63,600
Property and equipment, net	135,271	133,220
Goodwill	54,779	54,779
Trademarks/tradenames, net	16,028	16,028
Customer relationships, net	6,291	6,783
Other assets	5,152	2,918
Total Assets	$379,308	$358,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,483	$25,868
Accrued compensation	7,624	8,211
Other accrued liabilities	8,471	9,125
Deferred revenue	1,673	310
Line of credit	10,000	3,000
Current portion of long-term debt	4,940	4,940
Total Current Liabilities	70,191	51,454

Long-term debt	39,829	42,299
Capital lease obligation, less current portion	3,688	3,731
Deferred taxes, net	26,028	24,581
Other non-current liabilities	6,863	8,391
Total Liabilities	146,599	130,456

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,534 and 27,499 shares issued and outstanding at November 26, 2017 and May 28, 2017, respectively	28	27
Additional paid-in capital	143,490	141,680
Retained earnings	87,103	84,470
Accumulated other comprehensive income	568	432
Total Stockholders’ Equity	231,189	226,609
Non-controlling interest	1,520	1,543
Total Equity	232,709	228,152
Total Liabilities and Stockholders’ Equity	$379,308	$358,608

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Product sales	$136,457	$135,865	$259,814	$268,259

Cost of product sales	120,705	116,912	224,776	228,162

Gross profit	15,752	18,953	35,038	40,097

Operating expenses:
Research and development	3,372	1,965	6,091	3,903
Selling, general and administrative	12,934	13,724	26,979	27,460
Total operating costs and expenses	16,306	15,689	33,070	31,363

Operating (loss) income	(554)	3,264	1,968	8,734

Dividend income	412	412	825	825
Interest income	42	4	74	7
Interest expense	(480)	(380)	(884)	(1,032)
Loss on debt refinancing	—	(1,233)	—	(1,233)
Other income	1,300	—	2,200	—
Net income before taxes	720	2,067	4,183	7,301
Income tax expense	(207)	(693)	(1,458)	(2,582)
Consolidated net income	513	1,374	2,725	4,719
Non-controlling interest expense	(26)	(48)	(92)	(81)
Net income applicable to common stockholders	$487	$1,326	$2,633	$4,638

Basic net income per share	$0.02	$0.05	$0.10	$0.17
Diluted net income per share	$0.02	$0.05	$0.09	$0.17

Shares used in per share computation
Basic	27,518	27,249	27,512	27,234
Diluted	27,875	27,618	27,866	27,572

Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $140, $192, $85, and $192)	$239	$327	$136	$327
Other comprehensive income, net of tax	239	327	136	327
Total comprehensive income	$726	$1,653	$2,769	$4,965

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 28, 2017	27,499	$27	$141,680	$84,470	$432	$226,609	$1,543
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	1	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units (“RSUs”)	34	1	—	—	—	1	—
Taxes paid by Company for employee stock plans	—	—	(256)	—	—	(256)	—
Stock-based compensation	—	—	2,066	—	—	2,066	—
Payments to non-controlling interest							(115)
Net income	—	—	—	2,633	—	2,633	92
Other comprehensive income, net of tax	—	—	—	—	136	136	—
Balance at November 26, 2017	27,534	$28	$143,490	$87,103	$568	$231,189	$1,520

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 26, 2017	November 27, 2016
Cash flows from operating activities:
Consolidated net income	$2,725	$4,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,934	5,110
Stock-based compensation expense	2,066	1,773
Deferred taxes	1,364	2,317
Loss on early debt extinguishment	—	1,233
Change in investment in non-public company, fair value	(2,200)	—
Net (gain) loss on disposal of property and equipment	(45)	57
Changes in current assets and current liabilities:
Accounts receivable, net	(9,273)	(3,603)
Inventories	(5,546)	(2,435)
Prepaid expenses and other current assets	(904)	666
Accounts payable	11,615	(4,990)
Accrued compensation	(497)	236
Other accrued liabilities	(2,272)	802
Deferred revenue	1,363	(358)
Net cash provided by operating activities	4,330	5,527

Cash flows from investing activities:
Purchases of property and equipment	(7,431)	(4,738)
Issuance of note receivable	(2,099)	—
Proceeds from sales of fixed assets	73	14
Net cash used in investing activities	(9,457)	(4,724)

Cash flows from financing activities:
Proceeds from sale of common stock	1	193
Taxes paid by Company for employee stock plans	(256)	(272)
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(2,543)	(54,697)
Proceeds from lines of credit	14,500	1,500
Payments on lines of credit	(7,500)	(3,500)
Payments for debt issuance costs	—	(897)
Payments for early debt extinguishment penalties	—	(233)
Payments to non-controlling interest	(115)	(166)
Other, net	—	(59)
Net cash provided by (used in) financing activities	4,087	(8,131)
Net decrease in cash and cash equivalents	(1,040)	(7,328)
Cash and cash equivalents at beginning of period	5,409	9,894
Cash and cash equivalents at end of period	$4,369	$2,566

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. Through its O Olive Oil, Inc. (“O Olive”) division, which the Company acquired on March 1, 2017, the Company sells premier California specialty olive oils and wine vinegars under the O brand to natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 26, 2017 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

The results of operations for the six months ended November 26, 2017 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following (in thousands):

	November 26, 2017	May 28, 2017
Raw materials	$13,229	$10,158
Work in progress	4,702	3,447
Finished goods	12,905	11,685
Total	$30,836	$25,290

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Related Party Transactions

The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. ("Windset"). During the three months ended November 26, 2017 and November 27, 2016, the Company recognized revenues of $91,000 and $75,000, respectively. During the six months ended November 26, 2017 and November 27, 2016, the Company recognized revenues of $195,000 and $193,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $109,000 and $388,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 26, 2017 and May 28, 2017, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $338,000 were recorded as prepaid expenses and other current assets and other assets, respectively, as of November 26, 2017, and $120,000 and $399,000, respectively, as of May 28, 2017. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $171,000 was recorded as current portion of long-term debt and long-term debt, respectively, as of November 26, 2017 and $60,000 and $201,000, respectively, as of May 28, 2017. See Note 7 – Debt of the Notes to Consolidated Financial Statements for further information.

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

Other Comprehensive Income

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income. The Company’s OCI consists of net deferred gains on its interest rate swap derivative instrument accounted for as a cash flow hedge. The components of OCI and the changes in accumulated OCI, net of tax, are as follows (in thousands):

Unrealized Gains on Cash Flow Hedge
Accumulated OCI, net, as of May 28, 2017	$432
Other comprehensive income before reclassifications, net of tax effect	136
Amounts reclassified from OCI	—
Accumulated OCI, net, as of November 26, 2017	$568

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.

Investment in Non-Public Company

On February 15, 2011, the Company made its initial investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 26, 2017 and May 28, 2017. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of November 26, 2017 and May 28, 2017. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. See Note 3 – Investment in Non-public Company for further information. The Company also measures its contingent consideration at fair value. See Note 2 – Acquisition of O Olive for further information. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of November 26, 2017 and May 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement investment and is included in Other assets in the accompanying Consolidated Balance Sheets.

The fair value of the Company’s contingent consideration for the acquisition of O Olive utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discount rates. As a result, the Company’s contingent consideration associated with the O Olive acquisition is considered a Level 3 measurement liability. For the three and six months ended November 26, 2017, the Company reduced its contingent consideration liability from $5.9 million at May 28, 2017 to $5.4 million at November 26, 2017 due to change in projected EBITDA and discount rates during the three year earn out period ended May 31, 2020.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the six months ended November 26, 2017 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 26, 2017	At May 28, 2017
Revenue growth rates	4%	4%
Expense growth rates	4%	4%
Income tax rates	15%	15%
Discount rates	12%	12%

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

Impact on value of investment in Windset as of November 26, 2017
10% increase in revenue growth rates	$7,400
10% increase in expense growth rates	$(2,000)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(4,500)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at November 26, 2017			Fair Value at May 28, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap (1)	$—	$909	$—	$—	$688	$—
Investment in non-public company	—	—	65,800	—	—	63,600
Total	$—	$909	$65,800	$—	$688	$63,600

(1)	Included in Other assets.

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

O Olive’s business, which the Company acquired on March 1, 2017, sells premier California specialty olive oils and wine vinegars under the O brand to natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The revenues of O Olive are included in the Other segment. O Olive’s revenue is generally recognized upon shipment of its products to customers. The Company takes title to all products it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the accompanying Consolidated Statements of Comprehensive Income.

Contract R&D revenue is recorded as earned, based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by the Company, are recognized on the earlier of when the payment is received or collectability is reasonably assured.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Recorded upon shipment	$118,634	$107,987	$231,908	$214,152
Recorded upon acceptance in foreign port	13,996	25,701	21,572	49,040
Revenue from multiple element arrangements	2,132	1,683	3,701	3,268
Revenue from license fees, R&D contracts and royalties/profit sharing	1,695	494	2,633	1,799
Total	$136,457	$135,865	$259,814	$268,259

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which is due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of November 26, 2017 and May 28, 2017, the Company had accrued $1.0 million and $3.2 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

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

Currently, the Company is in the process of evaluating the impact of the adoption of ASU 2014-09. As a result, the Company has initially identified the following core revenue streams from its contracts with customers:

●	Finished goods product sales (Packaged Fresh Vegetables and O Olive);
●	Shipping and handling (Packaged Fresh Vegetables and O Olive);
●	Buy-sell product sales (Food Export);
●	Product development and contract manufacturing arrangements (Biomaterials).

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

The potential earn out payment up to $7.5 million is based on O Olive’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O Olive will earn the equivalent of the EBITDA achieved by O Olive for that fiscal year up to $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period.  During the second quarter of fiscal year 2018, the Company performed, with the assistance of a third party appraiser, an analysis of O Olive’s projected EBITDA over the earnout period. Based on this analysis the Company has recorded a contingent consideration liability, included in Other non-current liabilities, of $5.4 million and $5.9 million as of November 26, 2017 and May 28, 2017, respectively, representing the present value of the expected earn out payments. The $500,000 reduction in the contingent consideration liability was recorded as a reduction to SG&A in the accompanying Consolidated Statements of Comprehensive Income. For this analysis, the Company assumed that the maximum earn out of $7.5 million would be paid over the three year period with over half being earned in fiscal year 2020.

The operating results of O Olive are included in the Company’s financial statements beginning March 1, 2017, in the Other segment.

Intangible Assets

The Company identified two intangible assets in connection with the O Olive acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite lived intangible assets and therefore, will not be amortized; and customer relationships valued at $700,000 with an eleven year useful life. The Company recorded $16,000 and $48,000 of amortization expense from the amortization of the customer relationships intangible during the three and six months ended November 26, 2017, respectively. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.

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

The Shareholders’ Agreement between Apio and Windset, as amended, includes a put and call option (the “Put and Call Option”), which can be exercised on or after March 31, 2022, whereby Apio can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

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

During each of the three month periods ended November 26, 2017 and November 27, 2016, the Company recorded $412,000 in dividend income. During each of the six month periods ended November 26, 2017 and November 27, 2016, the Company recorded $825,000 in dividend income The increase in the fair market value of the Company’s investment in Windset for the six month periods ended November 26, 2017 and November 27, 2016 was $2.2 million and $0, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.

4.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Options	$354	$307	$678	$599
RSUs	762	659	1,388	1,174
Total stock-based compensation	$1,116	$966	$2,066	$1,773

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Cost of sales	$137	$124	$261	$237
Research and development	23	23	42	46
Selling, general and administrative	956	819	1,763	1,490
Total stock-based compensation	$1,116	$966	$2,066	$1,773

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

As of November 26, 2017, there was $6.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.5 years for stock options and 2.0 years for restricted stock unit awards.

5.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Numerator:
Net income applicable to Common Stockholders	$487	$1,326	$2,633	$4,638

Denominator:
Weighted average shares for basic net income per share	27,518	27,249	27,512	27,234
Effect of dilutive securities:
Stock options and restricted stock units	357	369	354	338
Weighted average shares for diluted net income per share	27,875	27,618	27,866	27,572

Diluted net income per share	$0.02	$0.05	$0.09	$0.17

For the three and six months ended November 26, 2017 the computation of the diluted net income per share excludes the impact of options to purchase 1.5 million and 1.4 million shares, respectively of Common Stock as such impacts would be antidilutive for this period.

6.	Income Taxes

The provision for income taxes for the six months ended November 26, 2017 was $1.5 million. The effective tax rate for the six months ended November 26, 2017 and November 27, 2016 was 36% and 34%, respectively. The effective tax rate for the six months ended November 26, 2017 was higher than the statutory federal income tax rate of 35% primarily due to state income taxes and incentive stock option expense; partially offset by the domestic manufacturing deduction and research and development credits. There are no significant discrete tax benefits included in the effective tax rate for the six months ended November 26, 2017.

As of November 26, 2017 and May 28, 2017, the Company had unrecognized tax benefits of approximately $535,000 and $537,000, respectively. Included in the balance of unrecognized tax benefits as of November 26, 2017 and May 28, 2017 is approximately $433,000 and $419,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 26, 2017 and May 28, 2017.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws.

7.	Debt

Long-term debt, net consists of the following (in thousands):

	November 26, 2017	May 28, 2017
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$45,000	$47,500
Total principal amount of long-term debt	45,000	47,500
Less: unamortized debt issuance costs	(231)	(261)
Total long-term debt, net of unamortized debt issuance costs	44,769	47,239
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$39,829	$42,299

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

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of November 26, 2017.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of November 26, 2017, the interest rate on the Term Loan was 3.00%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of November 26, 2017, $10 million was outstanding on the Revolver. As of November 26, 2017, the interest rate on the Revolver was 3.00% for the $6 million under the Libor option, and 4.25% for the $4 million under the Alternative Base Rate (Prime) option.

.

8.	Stockholders’ Equity

During the three months ended November 26, 2017, the Company granted options to purchase 393,000 shares of common stock and awarded 131,000 RSUs. During the six months ended November 26, 2017, the Company granted options to purchase 498,000 shares of common stock and awarded 200,000 RSUs.

As of November 26, 2017, the Company has reserved 3.2 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the fiscal year ended May 28, 2017 and the six months ended November 26, 2017, the Company did not purchase any shares on the open market.

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

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Canada	$17.5	$16.3	$35.7	$34.0
Taiwan	$7.5	$11.1	$11.3	$24.9
Belgium	$0.5	$1.6	$2.7	$6.9
China	$1.1	$6.3	$1.3	$11.4
Indonesia	$2.6	$3.6	$3.8	$5.1
Japan	$1.6	$2.9	$3.2	$4.9
Philippines	$0.4	$0.7	$1.0	$1.3
All Other Countries	$3.2	$3.5	$4.7	$5.7

Operations by business segment consisted of the following (in thousands):

Three Months Ended November 26, 2017	Packaged Fresh Vegetables	Food Export	Biomaterials	Other	Total
Net sales	$107,152	$13,992	$14,113	$1,200	$136,457
International sales	$17,708	$13,992	$2,675	$41	$34,416
Gross profit	$9,445	$826	$5,217	$264	$15,752
Net income (loss)	$(270)	$110	$1,260	$(613)	$487
Depreciation and amortization	$1,958	$—	$910	$112	$2,980
Dividend income	$412	$—	$—	$—	$412
Interest income	$18	$—	$—	$24	$42
Interest expense, net	$—	$—	$—	$480	$480
Income tax expense (benefit)	$(95)	$31	$374	$(103)	$207

Three Months Ended November 27, 2016
Net sales	$97,978	$25,701	$11,931	$255	$135,865
International sales	$16,422	$25,701	$3,831	$—	$45,954
Gross profit	$12,001	$1,850	$4,938	$164	$18,953
Net income (loss)	$(250)	$733	$1,312	$(469)	$1,326
Depreciation and amortization	$1,792	$2	$719	$37	$2,550
Dividend income	$412	$—	$—	$—	$412
Interest income	$4	$—	$—	$—	$4
Interest expense (benefit), net	$122	$—	$(90)	$348	$380
Income tax expense (benefit)	$(142)	$207	$388	$240	$693

Six Months Ended November 26, 2017
Net sales	$209,720	$21,568	$26,277	$2,249	$259,814
International sales	$35,850	$21,568	$6,174	$73	$63,665
Gross profit	$24,460	$1,310	$8,739	$529	$35,038
Net income (loss)	$3,513	$(48)	$1,105	$(1,937)	$2,633
Depreciation and amortization	$3,930	$—	$1,775	$229	$5,934
Dividend income	$825	$—	$—	$—	$825
Interest income	$29	$—	$—	$45	$74
Interest expense, net	$—	$—	$—	$884	$884
Income tax expense (benefit)	$1,002	$(14)	$347	$123	$1,458

Six Months Ended November 27, 2016
Net sales	$193,923	$49,040	$24,263	$1,033	$268,259
International sales	$34,266	$49,040	$10,873	$—	$94,179
Gross profit	$26,407	$2,878	$10,060	$752	$40,097
Net income (loss)	$2,073	$928	$2,555	$(918)	$4,638
Depreciation and amortization	$3,612	$3	$1,431	$64	$5,110
Dividend income	$825	$—	$—	$—	$825
Interest income	$7	$—	$—	$—	$7
Interest expense, net	$671	$—	$13	$348	$1,032
Income tax expense	$513	$262	$738	$1,069	$2,582

During the six months ended November 26, 2017 and November 27, 2016, sales to the Company’s top five customers accounted for 45% and 44%, respectively, of sales. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment, accounted for 18% and 17% of revenues, respectively, for the six months ended November 26, 2017, and 17% and 13% respectively, for the six months ended November 27, 2016. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its revenues.

10.	Subsequent Events

On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which became effective on January 1, 2018. Among other tax related changes, the Company’s federal statutory tax rate will be reduced from 35%, to an average rate of 29% for the fiscal year ended May 27, 2018, and then 21% for fiscal years thereafter. Additionally, as of November 26, 2017, the Company had a deferred tax liability of $26.0 million based on a U.S. federal tax rate of 35%. Given the reduction in the U.S. corporate statutory tax rate, the Company will remeasure its deferred tax liability and anticipates a $7 million to $9 million benefit to its income tax expense with a corresponding reduction to its deferred tax liability. This impact will be recognized in the Company’s third fiscal quarter of 2018, which is the period the TCJA was enacted.

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

Landec has three operating segments – Packaged Fresh Vegetables, Food Export and Biomaterials, each of which is described below and an Other segment. The results of the O Olive business are included in the Other segment in fiscal year 2018 because they are not significant to Landec’s overall results for fiscal year 2018. Financial information concerning each of these segments is summarized in Note 9 – Business Segment Reporting.

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

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 5201 Great America Parkway, Suite 232, Santa Clara, California 95054, and the telephone number is (650) 306-1650.

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

Results of Operations

Revenues (in thousands):

	Three Months Ended			Six Months Ended
	November 26, 2017	November 27, 2016	Change	November 26, 2017	November 27, 2016	Change
Packaged Fresh Vegetables	$107,152	$97,978	9%	$209,720	$193,923	8%
Food Export	13,992	25,701	(46%)	21,568	49,040	(56%)
Total Apio	121,144	123,679	(2%)	231,288	242,963	(5%)
Biomaterials	14,113	11,931	18%	26,277	24,263	8%
Other	1,200	255	371%	2,249	1,033	118%
Total Revenues	$136,457	$135,865	0%	$259,814	$268,259	(3%)

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

The increase in Apio’s Packaged Fresh Vegetables revenues for the three and six months ended November 26, 2017 compared to the same periods last year was primarily due to a 5% increase in unit volume sales with all of the increase in revenues coming from increased sales of our salad products which are higher priced products compared to the Company’s lower priced core products whose sales were essentially flat for the three and six months ended November 26, 2017 compared to the same periods last year.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in Apio’s Food Export revenues for the three and six months ended November 26, 2017 compared to the same periods last year was due to a 49% and 58%, respectively, decrease in unit volume sales due to the Company’s strategic decision during fiscal year 2017 to discontinue its lower-margin export fruit business, a large majority of which is typically sold during the first half of our fiscal year.

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

The increase in Lifecore’s revenues for the three months ended November 26, 2017 compared to the same period last year was due to a $1.8 million increase in business development revenues primarily from new customers and a $830,000 increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $489,000 decrease in fermentation sales due primarily to the timing of shipments within the fiscal year.

The increase in Lifecore’s revenues for the six months ended November 26, 2017 compared to the same period last year was due to a $2.2 million increase in business development revenues primarily from new customers and a $3.5 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $3.7 million decrease in fermentation sales due primarily to the timing of shipments within the fiscal year.

Other

Other revenues for the three and six months ended November 27, 2016 are generated from the licensing agreements with corporate partners and for the three and six months ended November 26, 2017 from the sale of olive oils and vinegars by O Olive.

The increase in Other revenues for the three and six months ended November 26, 2017 compared to the same periods last year was due to $1.2 million and $2.2 million, respectively, of revenues from O Olive that was acquired on March 1, 2017 compared to $255,000 and 1.0 million, respectively, in revenues for the three and six months ended November 27, 2016 from two license agreements that were completed in August 2016 and December 2016, respectively.

Gross Profit (in thousands):

	Three Months Ended			Six Months Ended
	November 26, 2017	November 27, 2016	Change	November 26, 2017	November 27, 2016	Change
Packaged Fresh Vegetables	$9,445	$12,001	(21%)	$24,460	$26,407	(7%)
Food Export	826	1,850	(55%)	1,310	2,878	(54%)
Total Apio	10,271	13,851	(26%)	25,770	29,285	(12%)
Biomaterials	5,217	4,938	6%	8,739	10,060	(13%)
Corporate	264	164	61%	529	752	(30%)
Total Gross Profit	$15,752	$18,953	(17%)	$35,038	$40,097	(13%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 26, 2017 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for the three and six months ended November 26, 2017 compared to the same periods last year was primarily due to $3.9 million of incremental produce sourcing costs during the second fiscal quarter of 2018 resulting from hurricanes and tropical storms which negatively impacted produce yields and quality. These incremental produce sourcing costs were partially offset by gross profit on higher salad sales.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes an average gross margin from 5-10%. The decrease in gross profit for Apio’s Food Export business during the three and six months ended November 26, 2017 compared to the same periods last year was primarily due to a 46% and 56%, respectively, decrease in revenues due to transitioning away from low-margin export fruit business.

Biomaterials (Lifecore)

The increase in Lifecore’s gross profit for the three months ended November 26, 2017 compared to the same period last year was lower than the 18% increase in revenues primarily due to the timing of production within the fiscal year which resulted in the absorption of overhead into inventory being lower in the second quarter of fiscal year 2018 compared to the same period last year.

The decrease in Lifecore’s gross profit for the six months ended November 26, 2017 compared to the same period last year was a result of an unfavorable product mix change to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales during the same period last year. Gross profit also decreased because of the timing of production and thus overhead absorption within the fiscal year.  These decreases were partially offset by gross profit realized on higher revenues.

Other

The increase in Other gross profit for the three months ended November 26, 2017 compared to the same period last year was due to the $264,000 of gross profit for the three months ended November 26, 2017 from O Olive (which was acquired on March 1, 2017) being more than the gross profit from two license agreements for the same period last year because one of the licensing agreements was completed in the first quarter (August) of last year and therefore generated no revenue during the second quarter of last year and the other was completed during early in the third quarter (December) of last year.

The decrease in Other gross profit for the six months ended November 26, 2017 compared to the same period last year was due to the $529,000 of gross profit for the six months ended November 26, 2017 from O Olive (which was acquired on March 1, 2017) being less than the gross profit from two license agreements for the same period last year which were completed in August 2016 and December 2016, respectively.

Operating Expenses (in thousands):

	Three Months Ended			Six Months Ended
	November 26, 2017	November 27, 2016	Change	November 26, 2017	November 27, 2016	Change
Research and Development:
Apio	$1,457	$286	409%	$2,466	$523	372%
Lifecore	1,334	1,333	0%	2,702	2,665	1%
Other	581	346	68%	923	715	29%
Total R&D	3,372	1,965	72%	6,091	3,903	56%

Selling, General and Administrative:
Apio	8,505	9,788	(13%)	17,340	19,349	(10%)
Lifecore	1,428	1,304	10%	2,943	2,710	9%
Other	3,001	2,632	14%	6,696	5,401	24%
Total SG&A	$12,934	$13,724	(6%)	$26,979	$27,460	(2%)

Research and Development

Landec’s Research and Development (“R&D”) consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on new product innovation and the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in the Company’s new natural food business.

The Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of innovative and competitive products, services, and technologies to the marketplace. The Company continues to develop new products and to expand the range of its product offerings through R&D.

R&D expenses include expenditures for new product and manufacturing process innovation, or a significant improvement to an existing product or process, which consist of expenses incurred in performing R&D activities, including compensation and benefits for R&D employees, facilities expenses, overhead expenses, cost of laboratory and innovation supplies, third-party formulation expenses, fees paid to contract research organizations and other consultants, stock-based compensation for R&D employees, and other outside expenses.

The increase in R&D expenses for the three and six months ended November 26, 2017 compared to the same periods last year was due to a significant increase in product development activities at Apio driven primarily from the hiring of a VP of Innovation and R&D during the fourth quarter of fiscal year 2017 and the subsequent staff hiring in that department, coupled with an increase in product development activities in Apio’s marketing department.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The decrease in SG&A expenses for the three and six months ended November 26, 2017 compared to the same periods last year was due to a decrease in SG&A at Apio as a result of (1) a decrease in marketing expenses, (2) legal fees and legal settlement costs incurred during the three and six months ended November 27, 2016 of last year from the labor-related lawsuits settled during fiscal year 2017 and (3) a reversal of a portion of the annual bonus at the end of the second quarter of fiscal 2018 due to actual year-to-date results being lower than budget. The decrease at Apio was partially offset by an increase in SG&A expenses in Other resulting from an increase in stock-based compensation from equity grants during the first six months of fiscal 2018, from new business development activities and from $343,000 and $729,000, respectively, of SG&A expenses for the three and six months ended November 26, 2017 incurred by O Olive which was acquired on March 1, 2017. These increases in SG&A in Other was partially offset by a $500,000 reduction in SG&A from a reduction in the contingent consideration liability associated with the O Olive acquisition.

Other (in thousands):

	Three Months Ended			Six Months Ended
	November 26, 2017	November 27, 2016	Change	November 26, 2017	November 27, 2016	Change
Dividend Income	$412	$412	0%	$825	$825	0%
Interest Income	42	4	950%	74	7	957%
Interest Expense	(480)	(380)	26%	(884)	(1,032)	(14% )
Loss on Debt Refinancing	—	(1,233)	N/M	—	(1,223)	N/M
Other Income	1,300	—	N/M	2,200	—	N/M
Income Tax Expense	(207)	(693)	(70% )	(1,458)	(2,582)	(44% )
Non-controlling Interest Expense	(26)	(48)	(46% )	(92)	(81)	14%

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and six months ended November 26, 2017 compared to the same periods last year.

Interest Income

The increase in interest income for the three and six months ended November 26, 2017 compared to the same periods last year was not significant.

Interest Expense

The increase in interest expense for the three months ended November 26, 2017 compared to the same period last year was primarily due to lower capitalization of interest for long-term capital projects during the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017.

The decrease in interest expense for the six months ended November 26, 2017 compared to the same period last year was primarily due to the refinancing of the Company’s debt during the second quarter of fiscal year 2017 which resulted in a lower average interest rate on the Company’s debt since then.

Loss on Debt Refinancing

The loss on debt refinancing for the three and six months ended November 27, 2016 was primarily due to the one-time write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties on the Company’s then existing debt as of September 23, 2016.

Other Income

The increase in other income for the three and six months ended November 26, 2017 compared to the same periods last year was a result of the change in the fair value of the Company’s investment in Windset which increased $1.3 million and $2.2 million, respectively, for the three and six months ended November 26, 2017.

Income Taxes

The decrease in the income tax expense during the three and six months ended November 26, 2017 compared to the same periods last year was due to a 65% and 43%, respectively, decrease in pre-tax income for the three and six months ended November 26, 2017 compared to the same periods last year.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The change in the non-controlling interest for the three and six months ended November 26, 2017 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of November 26, 2017, the Company had cash and cash equivalents of $4.4 million, a net decrease of $1.0 million from $5.4 million as of May 28, 2017.

Cash Flow from Operating Activities

Landec generated $4.3 million of net cash from operating activities during the six months ended November 26, 2017, compared to $5.5 million of net cash generated from operating activities for the same period last year. The primary sources of net cash from operating activities during the six months ended November 26, 2017 were from (1) $2.7 million of net income, (2) $8.0 million of depreciation/amortization and stock based compensation expenses, and (3) a $1.4 million net increase in deferred tax liabilities. These sources of cash were offset by a $2.2 million increase in the fair market value of the Company’s Windset investment, a non-cash increase to income and from a net increase of $5.4 million in working capital.

The primary factors which increased working capital during the first six months of fiscal year 2018 were (1) a $9.3 million increase in accounts receivable due to a $6.5 million increase in accounts receivable at Apio due to sales in November 2017 being $5.9 million higher than May 2017 and a $3.0 million increase in accounts receivable at Lifecore due to sales in November 2017 being $1.5 million higher than May 2017 and the timing of collections at the end of the second quarter of fiscal year 2017, (2) a $5.5 million increase in inventories due primarily to a $2.4 million increase at Apio from an increase in raw materials for expected increases in salad sales during the third quarter and from a $2.7 million increase at Lifecore as it builds its inventory for a  large volume of shipments during the third quarter of fiscal year 2018, and (3) a $2.3 million decrease in other accrued liabilities due to legal settlement payments made during the first six months of fiscal year 2018. The increases in working capital were partially offset by a $11.6 million increase in accounts payable due primarily to a $10.8 million increase at Apio due to a $8.6 million increase in cost of sales in November 2017 compared to May of 2017 and from the timing of payments.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 26, 2017 was $9.5 million compared to $4.7 million for the same period last year. The primary uses of cash in investing activities during the first six months of fiscal year 2018 were for the purchase of $7.4 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses and from the issuance of a $2.1 million note receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 26, 2017 was $4.1 million compared to net cash used in financing activities of $8.1 million for the same period last year. The net cash provided by financing activities during the first six months of fiscal year 2018 was due to $7.0 million of net borrowings under the Company’s line of credit. These borrowings were partially offset by $2.5 million of payments on the Company’s long-term debt.

Capital Expenditures

During the six months ended November 26, 2017, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $7.4 million of capital expenditures in the period.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended November 26, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which is due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company and Pacific Harvest will both make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of November 26, 2017 and May 28, 2017, the Company had accrued $1.0 million and $3.2 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Item 1A. Risk Factors

Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws. Other than this item, there have been no significant changes to the Company's risk factors which are included and described in the Form10-K for the fiscal year ended May 28, 2017 filed with the Securities and Exchange Commission on August 10, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 26, 2017.

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

Date:     January 5, 2018