Form 10-K/A
period 2017-05-28
LANDEC CORP \CA\
filed 2018-03-15
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

We are filing this Amendment No. 2 (“Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2017 (the “Original Form 10-K”), in order to include the entirety of Item 8, as amended, in this Amendment No. 2. On August 15, 2017, we filed Amendment No. 1 to the Original Form 10-K (“Amendment No. 1”) to correct a typographical error in the date of Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm contained in the Original Form 10-K (the “Opinion”). Amendment No. 1 included a new Opinion with the correct date, but did not include the entirety of Item 8 “Financial Statements and Supplementary Data” from the Original Form 10-K. Based on comments received from the staff of the SEC, this Amendment No. 2 contains the entire Item 8 from the Original Form 10-K, including the corrected Opinion.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto.

Other than this date correction to the Opinion, no other changes have been made to any other portion of Item 8 of the Original Form 10-K, and no changes have been made to any portion of Item 8 of Amendment No. 1 filed on August 15, 2017. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 2 should be read in conjunction with the Original Form 10-K.

PART II

Item 8. Financial Statements and Supplementary Data

See Item 15 of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	3
		Consolidated Balance Sheets at May 28, 2017 and May 29, 2016	4
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	5
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	6
		Consolidated Statements of Cash Flows for the Years Ended May 28, 2017, May 29, 2016, and May 31, 2015	7
		Notes to Consolidated Financial Statements	8

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

	3.	Index of Exhibits	36

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

SIGNATURES

                Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:           /s/ Gregory Skinner

Name:      Gregory S. Skinner

Title:        Vice President of Finance and Chief Financial Officer

INDEX OF EXHIBITS

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

10.12*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.13*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

Exhibit Number	Exhibit Title

10.14*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

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