Form 10-Q
period 2018-02-25
LANDEC CORP \CA\
filed 2018-04-05
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended February 25, 2018, or

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

As of April 2, 2018, there were 27,564,428 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended February 25, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	February 25, 2018	May 28, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,650	$5,409
Accounts receivable, less allowance for doubtful accounts	50,438	47,083
Inventories	28,749	25,290
Prepaid expenses and other current assets	7,614	3,498
Total Current Assets	94,451	81,280

Investment in non-public company, fair value	65,800	63,600
Property and equipment, net	143,362	133,220
Goodwill	54,779	54,779
Trademarks/tradenames, net	16,028	16,028
Customer relationships, net	6,052	6,783
Other assets	5,364	2,918
Total Assets	$385,836	$358,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,240	$25,868
Accrued compensation	6,732	8,211
Other accrued liabilities	10,369	9,125
Deferred revenue	1,906	310
Line of credit	12,000	3,000
Current portion of long-term debt	4,940	4,940
Total Current Liabilities	71,187	51,454

Long-term debt, net	38,595	42,299
Capital lease obligation, less current portion	3,665	3,731
Deferred taxes, net	15,822	24,581
Other non-current liabilities	6,417	8,391
Total Liabilities	135,686	130,456

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,555 and 27,499 shares issued and outstanding at February 25, 2018 and May 28, 2017, respectively	28	27
Additional paid-in capital	144,498	141,680
Retained earnings	103,191	84,470
Accumulated other comprehensive income	915	432
Total Stockholders’ Equity	248,632	226,609
Non-controlling interest	1,518	1,543
Total Equity	250,150	228,152
Total Liabilities and Stockholders’ Equity	$385,836	$358,608

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Product sales	$149,323	$136,568	$409,137	$404,827

Cost of product sales	129,195	113,136	353,971	341,298

Gross profit	20,128	23,432	55,166	63,529

Operating expenses:
Research and development	3,113	2,014	9,204	5,917
Selling, general and administrative	13,807	15,009	40,786	41,969
Legal settlement charge	—	2,080	—	2,580
Total operating costs and expenses	16,920	19,103	49,990	50,466

Operating income	3,208	4,329	5,176	13,063

Dividend income	413	413	1,238	1,238
Interest income	87	8	161	15
Interest expense	(531)	(400)	(1,415)	(1,432)
Loss on debt refinancing	—	—	—	(1,233)
Other income	—	700	2,200	700
Net income before taxes	3,177	5,050	7,360	12,351
Income tax benefit (expense)	12,909	(1,556)	11,451	(4,138)
Consolidated net income	16,086	3,494	18,811	8,213
Non-controlling interest benefit (expense)	2	6	(90)	(75)
Net income applicable to common stockholders	$16,088	$3,500	$18,721	$8,138

Basic net income per share	$0.58	$0.13	$0.68	$0.30
Diluted net income per share	$0.58	$0.13	$0.67	$0.29

Shares used in per share computation
Basic	27,547	27,286	27,524	27,252
Diluted	27,918	27,682	27,884	27,608

Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $210, $59, $552, and $251)	$347	$103	$483	$430
Other comprehensive income, net of tax	347	103	483	430
Total comprehensive income	$16,435	$3,603	$19,204	$8,568

See accompanying notes.

LANDEC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 28, 2017	27,499	$27	$141,680	$84,470	$432	$226,609	$1,543
Issuance of common stock at $5.63 to $6.66 per share, net of taxes paid by Landec on behalf of employees	3	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units (“RSUs”)	53	1	—	—	—	1	—
Taxes paid by Company for employee stock plans	—	—	(394)	—	—	(394)	—
Stock-based compensation	—	—	3,212	—	—	3,212	—
Payments to non-controlling interest	—	—	—	—	—	—	(115)
Net income	—	—	—	18,721	—	18,721	90
Other comprehensive income, net of tax	—	—	—	—	483	483	—
Balance at February 25, 2018	27,555	$28	$144,498	$103,191	$915	$248,632	$1,518

See accompanying notes.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	February 25, 2018	February 26, 2017
Cash flows from operating activities:
Consolidated net income	$18,811	$8,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,076	7,827
Stock-based compensation expense	3,212	2,842
Deferred taxes	(9,055)	3,437
Loss on early debt extinguishment	—	1,233
Change in investment in non-public company, fair value	(2,200)	(700)
Net loss on disposal of property and equipment	93	264
Changes in current assets and current liabilities:
Accounts receivable, net	(3,355)	488
Inventories	(3,459)	2,262
Prepaid expenses and other current assets	(3,876)	(137)
Deposit for workers’ compensation collateral	—	(100)
Accounts payable	9,373	(6,140)
Accrued compensation	(1,548)	676
Other accrued liabilities	(449)	3,419
Deferred revenue	1,475	(403)
Net cash provided by operating activities	18,098	23,181

Cash flows from investing activities:
Purchases of property and equipment	(18,533)	(9,488)
Issuance of note receivable	(2,099)	—
Proceeds from sales of fixed assets	88	74
Net cash used in investing activities	(20,544)	(9,414)

Cash flows from financing activities:
Proceeds from sale of common stock	1	233
Taxes paid by Company for employee stock plans	(394)	(385)
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(3,805)	(55,966)
Proceeds from lines of credit	18,000	1,500
Payments on lines of credit	(9,000)	(5,000)
Payments for debt issuance costs	—	(902)
Payments for early debt extinguishment penalties	—	(233)
Payments to non-controlling interest	(115)	(166)
Other, net	—	(8)
Net cash provided by (used in) financing activities	4,687	(10,927)
Net increase in cash and cash equivalents	2,241	2,840
Cash and cash equivalents at beginning of period	5,409	9,894
Cash and cash equivalents at end of period	$7,650	$12,734

See accompanying notes.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization , Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. Through its O Olive Oil and Vinegar (“O Olive”) division, which the Company acquired on March 1, 2017, the Company sells premier California specialty olive oils and wine vinegars under the O brand to natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 25, 2018 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 28, 2017.

The results of operations for the nine months ended February 25, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business, particularly, Apio’s export business, and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

Inventories

Inventories are stated at the lower of cost (first-in, first -out method) or net realizable value and consist of the following (in thousands):

	February 25, 2018	May 28, 2017
Raw materials	$13,512	$10,158
Work in progress	3,756	3,447
Finished goods	11,481	11,685
Total	$28,749	$25,290

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Related Party Transactions

The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During the three months ended February 25, 2018 and February 26, 2017, the Company recognized revenues of $104,000 and $72,000, respectively. During the nine months ended February 25, 2018 and February 26, 2017, the Company recognized revenues of $299,000 and $265,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $144,000 and $388,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of February 25, 2018 and May 28, 2017, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $308,000 were recorded as prepaid expenses and other current assets, and other assets, respectively, as of February 25, 2018, and $120,000 and $399,000, respectively, as of May 28, 2017. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $155,000 was recorded as current portion of long-term debt, and long-term debt, net, respectively, as of February 25, 2018 and $60,000 and $201,000, respectively, as of May 28, 2017. See Note 7 – Debt of the Notes to Consolidated Financial Statements for further information.

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

Unrealized Gains on Cash Flow Hedge
Accumulated OCI, net, as of May 28, 2017	$432
Other comprehensive income before reclassifications, net of tax effect	483
Amounts reclassified from OCI	—
Accumulated OCI, net, as of February 25, 2018	$915

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.

Investment in Non-Public Company

On February 15, 2011, the Company made its initial investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 25, 2018 and May 28, 2017. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of February 25, 2018 and May 28, 2017. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

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

As of February 25, 2018 and May 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis, including its interest rate swap and its minority interest investment in Windset.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 measurement investment and is included in Other assets in the accompanying Consolidated Balance Sheets.

The fair value of the Company’s contingent consideration for the acquisition of O Olive utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discount rates. As a result, the Company’s contingent consideration associated with the O Olive acquisition is considered a Level 3 measurement liability. For the nine months ended February 25, 2018, the Company reduced its contingent consideration liability from $5.9 million at May 28, 2017 to $5.4 million at February 25, 2018 due to the change in projected EBITDA and discount rates during the three year earn out period ended May 31, 2020.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the nine months ended February 25, 2018 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 25, 2018			At May 28, 2017
Revenue growth rates		6%		4%
Expense growth rates	5%	to	6%	4%
Income tax rates		15%		15%
Discount rates		12%		12%

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

Impact on value of investment in Windset as of February 25, 2018
10% increase in revenue growth rates	$9,400
10% increase in expense growth rates	$(8,800)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(4,200)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at February 25, 2018			Fair Value at May 28, 2017
Assets (liabilities):	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap (1)	$—	$1,467	$—	$—	$688	$—
Investment in non-public company	—	—	65,800	—	—	63,600
Contingent consideration liability (2)	—	—	(5,400)	—	—	(5,900)
Total	$—	$1,467	$60,400	$—	$688	$57,700

(1)	Included in Other assets in the accompanying consolidated balance sheets.
(2)	Included in Other non-current liabilities in the accompanying consolidated balance sheets.

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

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit. On February 28, 2018, the Company announced its plans to discontinue Cal-Ex by May 27, 2018.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Recorded upon shipment	$141,575	$125,765	$373,486	$339,917
Recorded upon acceptance in foreign port	4,414	7,276	25,982	56,316
Revenue from multiple element arrangements	1,528	2,624	5,230	5,892
Revenue from license fees, R&D contracts and royalties/profit sharing	1,806	903	4,439	2,702
Total	$149,323	$136,568	$409,137	$404,827

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

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The legal actions consisted of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board (“NLRB”), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act (“PAGA”) cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which is due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company and Pacific Harvest are each required to make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of February 25, 2018 and May 28, 2017, the Company had accrued $1.0 million and $3.2 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Recent Accounting Guidance Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and to further clarify certain guidance within ASU 2014-09. The Company will adopt these updates beginning with the first quarter of its fiscal year 2019 and anticipates doing so using the modified retrospective method, which will be applied retrospectively only to the most current reporting period presented.

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

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and systems requirements, as well assigning internal resources and third-party consultants to assist in the process. Additionally, the Company has reviewed historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. Most notably, the Company is evaluating its current conclusions with respect to contract manufacturing arrangements for its Biomaterials business, as well as the timing of revenue recognition for its product development contract manufacturing arrangements in its Biomaterials business, to determine whether the application of ASU 2014-09 necessitates changes to such reporting. Beyond its core revenue streams, and the items listed above, the Company is also evaluating the impact of ASU 2014-09 on certain ancillary transactions and other arrangements.

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

Income Taxes

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

2.	Acquisition of O Olive

On March 1, 2017, the Company purchased substantially all of the assets of O Olive for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O Olive achieving certain EBITDA targets. All accounting for this acquisition is final.

The potential earn out payment up to $7.5 million is based on O Olive’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O Olive will earn the equivalent of the EBITDA achieved by O Olive for that fiscal year in an amount not to exceed $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. Each quarter the Company performs, with the assistance of a third party appraiser, an analysis of O Olive’s projected EBITDA over the earnout period. Based on this analysis the Company records a contingent consideration liability, included in Other non-current liabilities. As of February 25, 2018 and May 28, 2017 the contingent consideration liability was $5.4 million and $5.9 million, respectively, representing the present value of the expected earn out payments. The $500,000 reduction in the contingent consideration liability was recorded during the first nine months of fiscal year 2018 as a reduction to Selling, General and Administrative expenses in the accompanying Consolidated Statements of Comprehensive Income. For this analysis, the Company assumed that the maximum earn out of $7.5 million would be paid over the three year period with over half being earned in fiscal year 2020.

The operating results of O Olive are included in the Company’s financial statements beginning March 1, 2017, in the Other segment.

Intangible Assets

The Company identified two intangible assets in connection with the O Olive acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite lived intangible assets and therefore, will not be amortized; and customer relationships valued at $700,000 with an eleven year useful life. The Company recorded $17,000 and $67,000 of amortization expense from the amortization of the customer relationships intangible during the three and nine months ended February 25, 2018, respectively. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.

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

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7 million. The Senior B preferred shares pay an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Apio have a put feature whereby Apio can sell back to Windset $1.5 million of such shares on the first anniversary, an additional $2.75 million of such shares on the second anniversary, and the remaining $2.75 million on the third anniversary. After the third anniversary, Apio may at any time put any or all of the shares not previously sold back to Windset. At any time on or after February 15, 2017, Windset has the right to call any or all of the outstanding common shares, but at such time must also call the same proportion of Senior A preferred shares, Senior B preferred shares, and junior preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During each of the three month periods ended February 25, 2018 and February 26, 2017, the Company recorded $412,500 in dividend income. During each of the nine month periods ended February 25, 2018 and February 26, 2017, the Company recorded $1.2 million in dividend income. The increase in the fair market value of the Company’s investment in Windset for the nine month periods ended February 25, 2018 and February 26, 2017 was $2.2 million and $700,000, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.

4.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Options	$380	$308	$1,057	$907
RSUs	762	761	2,155	1,935
Total stock-based compensation	$1,147	$1,069	$3,212	$2,842

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Cost of sales	$137	$124	$398	$361
Research and development	41	23	82	69
Selling, general and administrative	969	922	2,732	2,412
Total stock-based compensation	$1,147	$1,069	$3,212	$2,842

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

As of February 25, 2018, there was $5.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.0 years for stock options and 1.9 years for restricted stock unit awards.

5.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Numerator:
Net income applicable to Common Stockholders	$16,088	$3,500	$18,721	$8,138

Denominator:
Weighted average shares for basic net income per share	27,547	27,286	27,524	27,252

Effect of dilutive securities:
Stock options and restricted stock units	371	396	360	356
Weighted average shares for diluted net income per share	27,918	27,682	27,884	27,608

Diluted net income per share	$0.58	$0.13	$0.67	$0.29

For the three and nine months ended February 25, 2018, the computation of the diluted net income per share excludes the impact of options to purchase 1.7 million and 1.5 million shares, respectively of Common Stock as such impacts would be antidilutive for this period.

6.	Income Taxes

The company’s effective tax rate for the nine months ended February 25, 2018 and February 26, 2017 was a benefit of 154% and expense of 36%, respectively. The income tax benefit was $11.5 million for the nine months ended February 25, 2018, and income tax expense was $4.1 million for the nine months ended February 26, 2017. The income tax benefit and discrete benefit for the nine months ended February 25, 2018 is primarily due to a $13.9 million discrete benefit that mainly reflects the impact of the re-measurement of net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The income tax provision for the nine months ended February 26, 2017 was primarily due to state income taxes and incentive stock option expense; partially offset by the domestic manufacturing deduction and research and development credits.

On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which became effective on January 1, 2018. Among other tax related changes, the Company’s federal statutory tax rate has been reduced from 35%, to an average rate of 29% for the fiscal year ended May 27, 2018, and then 21% for fiscal years thereafter. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property; however, the domestic manufacturing deduction, from which the Company has historically benefitted, has been eliminated. Under GAAP, the Company is required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. At February 25, 2018, the Company had not completed its accounting for the tax effects of enactment of the TCJA; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.

The changes included in the TCJA are broad and complex and the Company does not have all the necessary information to analyze all income tax effects of the TCJA. The above income tax benefit amount is a provisional amount based on a reasonable estimate of the impact of the reduction in the corporate tax rate on our current and deferred tax liabilities. Changes in the estimate of the Company’s deferred tax asset and liability activity during fiscal year 2018 could impact the Company’s remeasurement of net deferred tax liabilities. The Company will continue to evaluate the TCJA and adjust the provisional amounts as additional information becomes available. The ultimate impact of the TCJA may differ from the provisional amounts due to changes in the Company’s interpretations and assumptions, as well as additional guidance on the interpretation of the TCJA. The Company will continue to assess its provision for income taxes as future guidance is issued. Although not anticipated, revisions to the Company’s provision for income taxes will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

As of February 25, 2018 and May 28, 2017, the Company had unrecognized tax benefits of approximately $472,000 and $537,000, respectively. Included in the balance of unrecognized tax benefits as of February 25, 2018 and May 28, 2017 is approximately $366,000 and $419,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 25, 2018 and May 28, 2017.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws.

7.	Debt

Long-term debt, net consists of the following (in thousands):

	February 25, 2018	May 28, 2017
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N ,A . (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$43,750	$47,500
Total principal amount of long-term debt	43,750	47,500
Less: unamortized debt issuance costs	(215)	(261)
Total long-term debt, net of unamortized debt issuance costs	43,535	47,239
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$38,595	$42,299

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

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of February 25, 2018.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of February 25, 2018, the interest rate on the Term Loan was 3.57%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of February 25, 2018, $12 million was outstanding on the Revolver at an interest rate of 3.57% under the Libor option.

8.	Stockholders’ Equity

During the three months ended February 25, 2018, the Company did not grant any equity awards. During the nine months ended February 25, 2018, the Company granted options to purchase 498,000 shares of common stock and awarded 200,000 RSUs.

As of February 25, 2018, the Company has reserved 3.1 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the fiscal year ended May 28, 2017 and the nine months ended February 25, 2018, the Company did not purchase any shares on the open market.

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

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Canada	$20.3	$16.6	$56.0	$50.6
Taiwan	$1.4	$3.0	$12.7	$27.9
Belgium	$11.5	$12.9	$14.3	$19.8
Japan	$1.6	$1.3	$4.8	$11.8
Indonesia	$0.2	$1.5	$4.0	$6.6
Philippines	$0.5	$0.6	$1.5	$6.2
China	$0.3	$0.4	$1.6	$1.9
All Other Countries	$2.1	$2.8	$6.7	$8.5

Operations by business segment consisted of the following (in thousands):

Three Months Ended February 25, 2018	Packaged Fresh Vegetables	Food Export	Biomaterials	Other	Total
Net sales	$120,942	$4,414	$22,959	$1,008	$149,323
International sales	$20,285	$4,414	$13,156	$51	$37,906
Gross profit	$7,944	$318	$11,609	$257	$20,128
Net (loss) income	$(2,545)	$(216)	$6,175	$12,674	$16,088
Depreciation and amortization	$2,120	$—	$940	$82	$3,142
Dividend income	$413	$—	$—	$—	$413
Interest income	$32	$—	$—	$55	$87
Interest expense, net	$—	$—	$—	$531	$531
Income tax (benefit) expense	$(630)	$(61)	$1,763	$(13,981)	$(12,909)

Three Months Ended February 26, 2017
Net sales	$105,447	$7,276	$23,532	$313	$136,568
International sales	$16,802	$7,276	$15,024	$—	$39,102
Gross profit	$10,114	$558	$12,581	$179	$23,432
Net (loss) income	$(2,492)	$(116)	$7,135	$(1,027)	$3,500
Depreciation and amortization	$1,862	$—	$794	$61	$2,717
Dividend income	$413	$—	$—	$—	$413
Interest income	$8	$—	$—	$—	$8
Interest (benefit) expense, net	$(77)	$—	$—	$477	$400
Income tax (benefit) expense	$(594)	$(33)	$2,031	$152	$1,556

Nine Months Ended February 25, 2018
Net sales	$330,662	$25,982	$49,236	$3,257	$409,137
International sales	$56,135	$25,982	$19,330	$124	$101,571
Gross profit	$32,404	$1,628	$20,348	$786	$55,166
Net income (loss)	$968	$(264)	$7,280	$10,737	$18,721
Depreciation and amortization	$6,050	$—	$2,715	$311	$9,076
Dividend income	$1,238	$—	$—	$1,238	$1,238
Interest income	$61	$—	$—	$100	$161
Interest expense, net	$—	$—	$—	$1,415	$1,415
Income tax expense (benefit)	$372	$(75)	$2,110	$(13,858)	$(11,451)

Nine Months Ended February 26, 2017
Net sales	$299,370	$56,316	$47,795	$1,346	$404,827
International sales	$51,073	$56,316	$25,896	$—	$133,285
Gross profit	$36,522	$3,436	$22,640	$931	$63,529
Net (loss) income	$(419)	$812	$9,690	$(1,945)	$8,138
Depreciation and amortization	$5,474	$3	$2,225	$125	$7,827
Dividend income	$1,238	$—	$—	$—	$1,238
Interest income	$15	$—	$—	$—	$15
Interest expense, net	$594	$—	$13	$825	$1,432
Income tax (benefit) expense	$(81)	$229	$2,769	$1,221	$4,138

During the nine months ended February 25, 2018 and February 26, 2017, sales to the Company’s top five customers accounted for 46% and 43%, respectively, of sales. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Packaged Fresh Vegetables segment, accounted for 18% and 17% of revenues, respectively, for the nine months ended February 25, 2018, and 17% and 14% respectively, for the nine months ended February 26, 2017. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its revenues.

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

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetables business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. Apio also exports whole fruit and vegetables, predominantly to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older. In our O Olive Oil and Vinegar (“O Olive”) business acquired on March 1, 2017, we sell premium California sourced specialty olive oils and wine vinegar products.

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

Most vegetable products packaged in Apio’s BreatheWay packaging have an approximate 17 day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart® brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Wild Greens and Quinoa, Beets and Greens, Southwest Salad, and Asian Sesame and more recently a new line of single-serve salads under our new Salad Shake-Ups!™ brand. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where the superfood products can fit into consumers’ daily healthy food choices.

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

Food Export Business

Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products primarily to Asia through Apio’s export company, Cal-Ex. The Food Export business is a buy/sell business that realizes an average gross margin between 5 and 10%.

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

Other

Included in the Other segment is Corporate and O Olive.

Results of Operations

Revenues (in thousands):

	Three Months Ended			Nine Months Ended
	February 25, 2018	February 26, 2017	Change	February 25, 2018	February 26, 2017	Change
Packaged Fresh Vegetables	$120,942	$105,447	15%	$330,662	$299,370	10%
Food Export	4,414	7,276	(39%)	25,982	56,316	(54%)
Total Apio	125,356	112,723	11%	356,644	355,686	0%
Biomaterials	22,959	23,532	(2%)	49,236	47,795	3%
Other	1,008	313	222%	3,257	1,346	142%
Total Revenues	$149,323	$136,568	9%	$409,137	$404,827	1%

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in Apio’s proprietary packaging and sold under the Eat Smart and GreenLine brands and various private labels. In addition, the Packaged Fresh Vegetables revenues include the revenues generated from Apio Cooling, LP, and a vegetable cooling operation in which Apio is the general partner with a 60% ownership position and from the sale of BreatheWay packaging to license partners.

The increase in Apio’s Packaged Fresh Vegetables revenues for the three and nine months ended February 25, 2018 compared to the same periods last year was primarily due to a 11% and 7%, respectively, increase in unit volume sales with a majority of the increase in revenues coming from increased sales of our salad products which are higher priced products compared to the Company’s lower priced core products whose sales were essentially flat for the three and nine months ended February 25, 2018 compared to the same periods last year.

Food Export (Apio)

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia by Cal-Ex. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit.

The decrease in Apio’s Food Export revenues for the three and nine months ended February 25, 2018 compared to the same periods last year was due to a 49% and 57%, respectively, decrease in unit volume sales due to the Company’s strategic decision during fiscal year 2018 to discontinue its lower-margin export fruit business. The Company recently announced that it plans to exit the entire Food Export business before the end of fiscal year 2018. As a result, the Food Export's business operations will be reclassified as discontinued operations in the Company's fiscal year end 2018 financial results on a retrospective basis for all periods presented therein.

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

The decrease in Lifecore’s revenues for the three months ended February 25, 2018 compared to the same period last year was due to a $1.2 million decrease in fermentation sales from existing customers partially offset by a $670,000 increase in aseptic filling revenues from existing customers.

The increase in Lifecore’s revenues for the nine months ended February 25, 2018 compared to the same period last year was due to a $2.1 million increase in business development revenues primarily from new customers and a $3.9 million increase in aseptic filling revenues from existing customers, partially offset by a $4.6 million decrease in fermentation sales from existing customers, a portion of which is due to the timing of shipments within the fiscal year.

Other

Other revenues for the three and nine months ended February 25, 2018 are from the sale of olive oils and vinegars by O Olive and for the three and nine months ended February 26, 2017 are primarily from two licensing agreements with corporate partners.

The increase in Other revenues for the three and nine months ended February 25, 2018 compared to the same periods last year was due to $1.0 million and $3.3 million, respectively, of revenues from the O Olive business that was acquired on March 1, 2017 compared to $313,000 and 1.3 million, respectively, in revenues for the three and nine months ended February 26, 2017 primarily from two license agreements that were completed in August 2016 and December 2016.

Gross Profit (in thousands):

	Three Months Ended			Nine Months Ended
	February 25, 2018	February 26, 2017	Change	February 25, 2018	February 26, 2017	Change
Packaged Fresh Vegetables	$7,944	$10,114	(21%)	$32,404	$36,522	(11%)
Food Export	318	558	(43%)	1,628	3,436	(53%)
Total Apio	8,262	10,672	(23%)	34,032	39,958	(15%)
Biomaterials	11,609	12,581	(8%)	20,348	22,640	(10%)
Other	257	179	44%	786	931	(15%)
Total Gross Profit	$20,128	$23,432	(14%)	$55,166	$63,529	(13%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and nine months ended February 25, 2018 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for the three and nine months ended February 25, 2018 compared to the same periods last year was primarily due to $3.6 million and $7.7 million of incremental produce sourcing costs during the three and nine months ended February 25, 2018, respectively, resulting from hurricanes and tropical storms and from unseasonably hot weather in California which negatively impacted produce yields and quality. These incremental produce sourcing costs were partially offset by gross profit resulting from increased salad sales.

Food Export (Apio)

Apio’s Food Export business is a buy/sell business that realizes an average gross margin from 5-10%. The decrease in gross profit for Apio’s Food Export business during the three and nine months ended February 25, 2018 compared to the same periods last year was primarily due to a 39% and 54%, respectively, decrease in revenues due to transitioning away from this low-margin export fruit business.

Biomaterials (Lifecore)

The decrease in Lifecore’s gross profit for the three months ended February 25, 2018 compared to the same period last year was higher than the 2% decrease in revenues as a result of an unfavorable product mix change to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales during the same period last year.

The decrease in Lifecore’s gross profit for the nine months ended February 25, 2018 compared to the same period last year was a result of an unfavorable product mix change to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales during the same period last year. Gross profit also decreased because of the timing of production and thus overhead absorption within the fiscal year.

Other

The increase in Other gross profit for the three months ended February 25, 2018 compared to the same period last year was due to the $257,000 of gross profit for the three months ended February 25, 2018 from O Olive (which was acquired on March 1, 2017) being more than the gross profit primarily from two license agreements for the same period last year because one of the licensing agreements was completed in the first quarter (August) of last year and therefore generated no gross profit during the third quarter of last year and the other was completed early in the third quarter (December) of last year.

The decrease in Other gross profit for the nine months ended February 25, 2018 compared to the same period last year was due to the $786,000 of gross profit for the nine months ended February 25, 2018 from O Olive (which was acquired on March 1, 2017) being less than the gross profit primarily from two license agreements for the same period last year which were completed in August 2016 and December 2016.

Operating Expenses (in thousands):

	Three Months Ended			Nine Months Ended
	February 25, 2018	February 26, 2017	Change	February 25, 2018	February 26, 2017	Change
Research and Development:
Apio	$1,339	$339	295%	$3,805	$862	341%
Lifecore	1,406	1,362	3%	4,108	4,027	2%
Other	368	313	18%	1,291	1,028	26%
Total R&D	3,113	2,014	55%	9,204	5,917	56%

Selling, General and Administrative:
Apio	8,586	10,447	(18%)	25,926	29,296	(12%)
Lifecore	1,444	1,362	6%	4,387	4,072	8%
Other	3,777	3,200	18%	10,473	8,601	22%
Total SG&A	$13,807	$15,009	(8%)	$40,786	$41,969	(3%)

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

The increase in R&D expenses for the three and nine months ended February 25, 2018 compared to the same periods last year was due to a significant increase in product development activities at Apio driven primarily from the hiring of a VP of Innovation and R&D during the fourth quarter of fiscal year 2017 and the subsequent staff hiring in that department, coupled with an increase in product development expenses at Apio and in new natural foods products at Corporate.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The decrease in SG&A expenses for the three and nine months ended February 25, 2018 compared to the same periods last year was due to a decrease in SG&A at Apio as a result of (1) a decrease in marketing expenses, (2) legal fees and legal settlement costs incurred during the three and nine months ended February 26, 2017 of last year from the labor-related lawsuits settled during fiscal year 2017 and (3) severance costs incurred in the third quarter of fiscal year 2017. The decrease at Apio was partially offset by an increase in SG&A expenses in Other resulting from (1) an increase in stock-based compensation from equity grants, (2) new business development activities and (3) $360,000 and $1.1 million, respectively, of SG&A expenses for the three and nine months ended February 25, 2018 incurred by O Olive which was acquired on March 1, 2017. For the nine months ended February 25, 2018, these increases in SG&A in Other were partially offset by a $500,000 reduction in the contingent consideration liability associated with the O Olive acquisition which was recorded in the first half of fiscal year 2018.

Other (in thousands):

	Three Months Ended			Nine Months Ended
	February 25, 2018	February 26, 2017	Change	February 25, 2018	February 26, 2017	Change
Dividend Income	$413	$413	0%	$1,238	$1,238	0%
Interest Income	87	8	988%	161	15	973%
Interest Expense	(531)	(400)	33%	(1,415)	(1,432)	(1%)
Loss on Debt Refinancing	—	—	N/M	—	(1,233)	N/M
Other Income	—	700	N/M	2,200	700	N/M
Income Tax Benefit (Expense)	12,909	(1,556)	N/M	11,451	(4,138)	N/M
Non-controlling Interest Expense	2	6	(63%)	(90)	(75)	20%

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and nine months ended February 25, 2018 compared to the same periods last year.

Interest Income

The increase in interest income for the three and nine months ended February 25, 2018 compared to the same periods last year was not significant.

Interest Expense

The increase in interest expense for the three months ended February 25, 2018 compared to the same period last year was primarily due to lower capitalization of interest for long-term capital projects during the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017.

The decrease in interest expense for the nine months ended February 25, 2018 compared to the same period last year was not significant.

Loss on Debt Refinancing

The loss on debt refinancing for the nine months ended February 26, 2017 was primarily due to the one-time write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties on the Company’s then existing debt as of September 23, 2016.

Other Income

The decrease in other income for the three months ended February 25, 2018 compared to the same period last year was a result of the change in the fair value of the Company’s investment in Windset which did not increase for the three months ended February 25, 2018 compared to a $700,000 increase for the three months ended February 26, 2017.

The increase in other income for the nine months ended February 25, 2018 compared to the same period last year was a result of the change in the fair value of the Company’s investment in Windset which increased $2.2 million for the nine months ended February 25, 2018 compared to an increase of $700,000 for the nine months ended February 26, 2017.

Income Taxes

As a result of the income tax benefit from the Tax Cuts and Jobs Act of 2017 (the “TCJA”), income taxes for the three and nine months ended February 25, 2018 reflected a significant benefit (please refer to Note 6 for more details) as compared to the three and nine months ended February 26, 2017 which reflected a tax expense based on pre-tax income for those periods.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The change in the non-controlling interest for the three and nine months ended February 25, 2018 compared to the same periods last year was not significant.

Liquidity and Capital Resources

As of February 25, 2018, the Company had cash and cash equivalents of $7.7 million, a net increase of $2.3 million from $5.4 million as of May 28, 2017.

Cash Flow from Operating Activities

Landec generated $18.1 million of net cash from operating activities during the nine months ended February 25, 2018, compared to $23.2 million of net cash generated from operating activities for the same period last year. The primary sources of net cash from operating activities during the nine months ended February 25, 2018 were from (1) $18.8 million of net income and (2) $12.3 million of depreciation/amortization and stock based compensation expenses. These sources of cash were offset by (1) a $9.1 million decrease in deferred taxes, (2) a $2.2 million increase in the fair market value of the Company’s Windset investment and (3) a net increase of $1.8 million in working capital.

The primary factors which increased working capital during the first nine months of fiscal year 2018 were (1) a $3.4 million increase in accounts receivable due primarily to a $2.6 million increase in accounts receivable at Apio due to sales in February 2018 being $3.5 million higher than May 2017, (2) a $3.5 million increase in inventories due primarily to a $1.3 million increase at Apio from an increase in raw materials for expected increases in salad sales during the fourth quarter and from a $1.9 million increase at Lifecore due to certain shipments planned for the third quarter shifting to the fourth quarter of fiscal year 2018, and (3) a $3.9 million increase in prepaid expenses and other current assets due to a $3.3 million increase in prepaid taxes resulting from the new tax reform. The increases in working capital were partially offset by a $9.3 million increase in accounts payable due primarily to an $8.7 million increase at Apio from a $6.8 million increase in cost of sales in February 2018 compared to May of 2017 and from the timing of payments.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended February 25, 2018 was $20.5 million compared to $9.4 million for the same period last year. The primary uses of cash in investing activities during the first nine months of fiscal year 2018 were for the purchase of $18.5 million of equipment, primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses and from the issuance of a $2.1 million note receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended February 25, 2018 was $4.7 million compared to net cash used in financing activities of $10.9 million for the same period last year. The net cash provided by financing activities during the first nine months of fiscal year 2018 was due to $9.0 million of net borrowings under the Company’s line of credit. These borrowings were partially offset by $3.8 million of payments on the Company’s long-term debt.

Capital Expenditures

During the nine months ended February 25, 2018, Landec purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $18.5 million of capital expenditures in the period.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first nine months of fiscal year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended February 25, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Apio has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

The legal actions consisted of three main types of claims: (1) Unfair Labor Practice claims ("ULPs") before the National Labor Relations Board (“NLRB”), (2) discrimination/wrongful termination claims before state and federal agencies and in individual arbitrations, and (3) wage and hour claims as part of two Private Attorney General Act (“PAGA”) cases in state court and in over 100 individual arbitrations.

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which is due in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion which is included in Other assets in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company anticipates will occur by December 2020. The Company and Pacific Harvest are each required to make one half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of February 25, 2018 and May 28, 2017, the Company had accrued $1.0 million and $3.2 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

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

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on February 25, 2018.

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

Date:     April 5, 2018