Form 10-K
period 2018-05-27
LANDEC CORP \CA\
filed 2018-08-09
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 27, 2018, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period for _________ to _________.

Commission file number: 0-27446

LANDEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5201 Great America Pkwy Suite 232

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $294,832,000 as of November 26, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2018, there were 27,735,798 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its October 2018 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

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

Corporate Overview

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Apio, Inc. (“Apio”) Packaged Fresh Vegetable business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) Biomaterials business, we develop and commercialize products with our partners that improve the health of people of all ages. In our new O Olive & Vinegar (“O”) business acquired on March 1, 2017, we sell premium California-sourced specialty olive oils and wine vinegar products.

Landec’s Packaged Fresh Vegetables and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business markets such as selling directly to retail grocery store chains and club stores for Apio and directly to partners in the medical device and pharmaceutical markets for Lifecore.

With the discontinuation of the Food Export business in the fourth quarter of fiscal 2018, Landec now has two operating segments – Packaged Fresh Vegetables and Biomaterials, both of which are described below. The results of O are included in the Other segment because it was not significant to Landec’s overall results during fiscal year 2018. Financial information concerning each of these segments for fiscal years 2018, 2017, and 2016 is summarized in Note 11 – Business Segment Reporting.

Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”.

Description of Business Segments

In this Description of Business Segments section, “Apio” and the “Packaged Fresh Vegetables business” will be used interchangeably. The Company decided to discontinue its Food Export segment during the fourth quarter of fiscal year 2018 in order to focus on its higher margin, differentiated Packaged Fresh Vegetables products. As a result, the operating results for the Food Export business are presented as a discontinued operations in the Company’s accompanying Consolidated Financial Statements and the financial results for fiscal years 2017 and 2016 have been reclassified to present the Food Export business as a discontinued operation.

 A) Packaged Fresh Vegetables Business

Apio operates the Packaged Fresh Vegetables business, which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor which sells products under the Eat Smart® brand to consumers and the GreenLine® brand to foodservice operators, as well as under private labels. In Apio’s Packaged Fresh Vegetables operations, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Chiquita Brands International, Inc. (“Chiquita”) for packaging and distribution of bananas and berries and Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse-grown cucumbers and peppers.

The Packaged Fresh Vegetables business had revenues of $455 million for the fiscal year ended May 27, 2018, $408 million for the fiscal year ended May 28, 2017, and $424 million for the fiscal year ended May 29, 2016.

Based in Guadalupe, California, Apio’s primary business is fresh-cut and whole vegetable products typically packaged in our proprietary BreatheWay packaging. Apio’s Packaged Fresh Vegetables business markets a variety of fresh-cut and whole vegetables and salad kit products to retail grocery chains, club stores and food service operators. During the fiscal year ended May 27, 2018, Apio shipped approximately 28 million cartons of produce to its customers throughout North America, primarily in the United States.

Most vegetable products packaged in our BreatheWay packaging have an approximately 17-day shelf-life. In addition to packaging innovation, Apio has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, Apio has launched a family of salad kits, salad blends and single serve salads that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under our Eat Smart brand was Sweet Kale Salad, which now has wide distribution throughout club and retail stores in North America. Overall, we are currently selling under our Eat Smart brand 12 salad kits, 5 salad blends and 9 single serve salads. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that our new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes and in restaurants and that is where our superfood products can fit into consumers’ daily healthy food choices.

In addition to proprietary packaging technology and a strong new product development pipeline, the Company has strong channels of distribution throughout North America with retail grocery store chains and club stores. Landec has one or more of its products in approximately 55% of all retail and club store sites in North America giving us a strong platform for introducing new products. The Company believes it will have growth opportunities for the next several years through new customers, the introduction of innovative products and expansion of its existing customer relationships.

The Company sells its products under its nationally-known Eat Smart brand to retail and club stores and its GreenLine brand to foodservice operators. The Company also periodically licenses its BreatheWay packaging technology to partners. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other fruits and vegetables that can benefit from the Company’s BreatheWay technology. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

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

Expanded Product Line Using Technology and Unique Blends: Apio is introducing new packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During fiscal year 2018, Apio introduced fifteen new unique products.

Products Currently in Approximately 55% of North American Retail Grocery Stores: Apio has products in approximately 55% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

Windset

The Company believes that hydroponically-grown produce using Windset’s know-how and growing practices will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. See Note 3 – Investment in Non-public Company for further information regarding the Company’s investment in Windset. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops. Windset owns and operates greenhouses in British Columbia, Canada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers.

B) Biomaterials Business

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

Our Biomaterials business operates through our Lifecore subsidiary. Lifecore had revenues of $65 million for the fiscal year ended May 27, 2018, $59 million for the fiscal year ended May 28, 2017, and $50 million for the fiscal year ended May 29, 2016.

Lifecore is involved in the manufacture of pharmaceutical-grade sodium hyaluronate in bulk form as well as formulated and filled syringes and vials for injectable products used in treating a broad spectrum of medical conditions and procedures. Lifecore leverages its fermentation process to manufacture premium, pharmaceutical-grade HA and uses its aseptic filling capabilities to deliver private-label HA and non-HA finished products to its customers. There is now a greater percentage of Americans age 65 and older than at any other time in U.S. history and currently over 50 million Americans are 65 years of age or older and this trend is expected to accelerate dramatically in the upcoming years. As our population ages, eye surgeries, such as cataract surgeries, will increase, and other patients will increasingly seek joint therapy as cartilage and soft tissue deteriorates. HA injections are a primary course of treatment for such conditions and Lifecore has built a leadership position in the markets it serves. The World Health Organization estimates that by 2020, 32 million cataract operations will be performed worldwide, up from 12 million in 2000. Lifecore’s expertise includes its ability to ferment, separate, purify, and aseptically formulate and fill HA and other polymers for injectable product use. There are several markets Lifecore serves including ophthalmic, orthopedic, oncology, general surgery, ENT, respiratory and general drug delivery. Lifecore sells its products through partners in the U.S., Europe, Asia, Australia, Canada and South America. Lifecore has built its reputation as a premium supplier of HA and more recently as a specialty CDMO.

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

C) Other

Included in the Other business segment is Corporate and O. The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,000 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. O had revenues of $3.8 million for the twelve months ended May 27, 2018 and $773,000 from the acquisition date through May 28, 2017.

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

B) Sodium Hyaluronate (HA)

Sodium hyaluronate is a non-crystalline, hydrophilic polymer that exists naturally as part of the extracellular matrix in many tissues within the human body, most notably within the aqueous humor of the eye, synovial fluid, skin and umbilical cord. The viscoelastic properties and water solubility of HA make it ideal for medical applications where space maintenance, lubricity, drug delivery or tissue protection are critical. Because of its widespread presence in tissues, its critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used in existing applications and for an increasing variety of other medical applications.

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

Trademarks and Trade names

Intelimer®, Landec®, Apio™, Eat Smart®, BreatheWay®, GreenLine®, Clearly Fresh™, Lifecore®, LUROCOAT®, Ortholure™ and O Olive & Vinegar® are some of the trademarks or registered trademarks and trade names of the Company in the United States and other countries. This Annual Report on Form 10-K also refers to the trademarks of other companies.

Sales and Marketing

Apio is supported by dedicated sales and marketing resources. Apio has 46 sales and marketing employees, located in central California and throughout the U.S. and Canada, supporting the Packaged Fresh Vegetables business. During fiscal years 2018, 2017, and 2016, sales to the Company’s top five customers accounted for approximately 49%, 48%, and 50%, respectively, of its revenues. The Company’s top two customers, both from the Packaged Fresh Vegetables segment, were Costco Wholesale Corporation (“Costco”) which accounted for approximately 19%, 20%, and 23%, respectively, and Wal-mart, Inc. (“Wal-mart”) which accounted for approximately 18%, 16%, and 14%, respectively, of the Company’s revenues. A loss of either of these customers would have a material adverse effect on the Company’s business.

Lifecore sells products to partners under supply agreements and also through distribution agreements. Excluding research sales, Lifecore does not sell to end users and, therefore, does not have the traditional infrastructure of a dedicated sales force and marketing employees. It is Lifecore’s name recognition and referrals that allow Lifecore it to attract new customers and offer its services with a minimal marketing and sales infrastructure.

Seasonality

Apio’s sales are seasonal. The Packaged Fresh Vegetables business can be affected by seasonal weather factors, such as the high cost of sourcing product due to a shortage of essential produce items, which had a significant impact on the Company’s results during fiscal years 2018, 2017 and 2016. The Biomaterials business is not significantly affected by seasonality.

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

Apio processes its packaged fresh vegetable products in its processing facilities located in Guadalupe, California, Bowling Green, Ohio and Hanover, Pennsylvania. Cooling of produce is done through third parties and its own in-house cooling via its various cooling systems.

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

Lifecore produces its HA through a bacterial fermentation process. Pharmaceutical grade HA was initially commercially available only through an extraction process from rooster combs. Lifecore believes that the fermentation manufacturing approach is superior to rooster comb extraction because of negativity surrounding animal-sourced materials, greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities. Today’s HA competitors are primarily utilizing a fermentation process.

Lifecore’s facilities in Chaska, Minnesota are used primarily for the HA manufacturing process, formulation, aseptic syringe and vial filling, analytical services, secondary packaging, warehousing raw materials and finished goods, and distribution. The Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

The Food and Drug Administration (“FDA”) inspects the Company’s facilities and manufacturing systems periodically and requires compliance with the FDA’s Quality System Regulation (“QSR”) and its current Good Manufacturing Practices (“cGMP”) regulations, as applicable. In addition, Lifecore’s customers conduct intensive quality audits of the facility and its operations. Lifecore also periodically contracts with independent regulatory consultants to conduct audits of its operations.  Similar to other manufacturers subject to regulatory and customer specific requirements, Lifecore’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacturing of both device and pharmaceutical products. The Company maintains a Quality System which complies with applicable standards and regulations: FDA Medical Device Quality System requirements (21 CFR 820); FDA Drug Good Manufacturing Practices (21 CFR 210-211); European Union Good Manufacturing Practices (EudraLex Volume 4); Medical Device Quality Management System (ISO 13485); European Medical Device Directive; Canadian Medical Device Regulations; International Guide for Active Pharmaceutical Ingredients (ICH Q7), and Australian Therapeutic Goods Regulations.  Compliance with these international standards of quality greatly assists in the marketing of Lifecore’s products globally.

O Business

O uses third parties to crush, process and bottle its olive oil products. During the fourth quarter of fiscal year 2018, O moved the fermentation of vinegar in-house upon completing the installation of new vinegar fermentation equipment in its Petaluma facility. The first sales of vinegar produced by O began late in the fourth quarter of fiscal year 2018.

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

Research and Development

Landec is focusing its research and development resources on both existing and new product applications. Expenditures for research and development for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016 were $12.8 million, $9.5 million, and $7.2 million, respectively. The Company anticipates that it will continue to incur significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services. As of May 27, 2018, Landec had 61 employees engaged in research and development with experience in polymer and analytical chemistry, product application, product formulation, and mechanical and chemical engineering.

Patents and Proprietary Rights

The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had 50 U.S. patents issued of which 26 remain active as of May 27, 2018 with expiration dates ranging from 2018 to 2031. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages, will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the marketing of certain of the Company’s products and in the Company’s ongoing research and development activities and contract manufacturing activities. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) the FDA regulates and/or approves the clinical trials, manufacturing, labeling, distribution, import, export sale and promotion of medical devices and drug products in or from the United States. Some of the Company’s and its customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices or drug products, that in some cases require FDA Approval or clearance, prior to U.S. distribution of Pre-Market Approval (“PMAs”), or New Drug Applications (“NDA”), or Pre-Market Notifications (“510(k)”s), or other submissions and by foreign countries, which regulate some of the products as medical devices or drug products.

Other regulatory requirements are placed on the design, manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device and drug manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR and/or drug GMP requirements, as applicable. The FDA also conducts pre-approval inspections for PMA and NDA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval, as applicable, for modifications to the device, drug product or its labeling. Other applicable FDA requirements include but are not limited to reporting requirements such as the medical device reporting (“MDR”) regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

The Company’s food products and operations are also subject to regulation by various federal, state, and local agencies. Food products are regulated by the FDA under the FDC Act and the rules and regulations promulgated thereunder. The FDA has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing (pursuant to food-related cGMPs), food packing and holding, food safety, the growing and harvesting of produce intended for human consumption, food labeling, and food packaging. The FDA is currently implementing the FDA Food Safety Modernization Act and has published a number of final rules related to, among other things, hazard analysis and preventive controls, produce safety, foreign supplier verification programs, sanitary transportation of food, and food defense. The compliance dates for these rules vary and started as early as September, 2016. The FDA also requires companies to report to the FDA via the Reportable Food Registry when there is a reasonable probability that the use of, or exposure to, an article of food will cause serious adverse health consequences or death to humans or animals. In addition, the Federal Trade Commission (“FTC”) and other state authorities regulate how the Company may promote and advertise its food products.

Employees

As of May 27, 2018, Landec had 710 full-time employees, of whom 568 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 142 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees are represented by a union, and Landec considers its relationship with its employees to be good.

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

Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs

Our Packaged Fresh Vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company experienced significant product sourcing issues in fiscal years 2018, 2017 and 2016 as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.

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

We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We and our partners/customers are in the early stage of product commercialization of certain Intelimer-based specialty packaging, and HA-based products and non-HA products and new oil and vinegar products. We expect that our future growth will depend in large part on our and our partners’/customers’ ability to develop and market new products in our target markets and in new markets. In particular, we expect that our ability to compete effectively with existing food products companies will depend substantially on developing, commercializing, achieving market acceptance of and reducing the cost of producing our products. In addition, commercial applications of some of our temperature switch polymer technology are relatively new and evolving. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business

We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies, such as Apio, which use contract employees could be found to be “joint employers” with the staffing firm. During fiscal year 2017, the Company settled a lawsuit in which it and Apio’s labor contractor were named in several civil actions and administrative actions involving claims filed by current and past employees of Apio’s labor contractor.

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

We Are Dependent on Our Key Employees and if One or More of Them Were to Leave, We Could Experience Difficulties in Replacing Them, or Effectively Transitioning Their Replacements and Our Operating Results Could Suffer

The success of our business depends to a significant extent on the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. The loss of any of our key personnel for an extended period may cause hardship for our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

Any New Business Acquisition Will Involve Uncertainty Relating to Integration

We acquired O in March 2017 and have acquired other businesses in the past and may make additional acquisitions in the future. The successful integration of new business acquisitions may require substantial effort from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials

We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors at all or on a timely basis. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all. Several services that are provided to Apio are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products and raw materials for our HA products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.

Our Operations Are Subject to Regulations that Directly Impact Our Business

Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to detailed standards for product development, manufacturing controls, ongoing quality monitoring and analysis, and periodic inspection by regulatory authorities. We may not be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. A significant portion of Apio’s manufacturing workforce is provided by third-party labor contractors. The Company relies upon these contractors to validate the worker’s immigration status and their eligibility to work in the Company’s facilities, and failure of these contractors’ control processes or our internal control processes could result in Apio not complying with applicable regulations. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.

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

Lifecore’s existing products and its products under development are considered to be medical devices, drug products, or combination products, and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety and efficacy data, including clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the Company’s clinical studies will be authorized to proceed, or if authorized will show safety or effectiveness; that any of the Company’s products that require FDA clearance or approval will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

In addition, most of the existing products being sold by Lifecore and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies, which regulate the design, manufacturing, labeling, distribution, post-marketing product modifications, advertising, promotion, import, export and record keeping procedures for such products. Aseptic processing and shared equipment manufacturing require specific quality controls. If we fail to achieve and maintain these controls, we may have to recall product, or may have to reduce or suspend production while we address any deficiencies. Marketing clearances or approvals by regulatory agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. These agencies can also limit or prevent the manufacture or distribution of Lifecore’s products. A determination that Lifecore is in violation of such regulations could lead to the issuance of adverse inspectional observations, a Warning Letter, imposition of civil penalties, including fines, product recalls or product seizures, preclusion of product export, a hold or delay in pending product approvals, injunctions against product manufacture and distribution, and, in extreme cases, criminal sanctions.

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

The Global Economy is Experiencing Continued Volatility, Which May Have an Adverse Effect on Our Business

In recent years, the U.S. and international economy and financial markets have experienced significant volatility due to uncertainties related to the availability of credit, energy prices, difficulties in the banking and financial services sectors, diminished market liquidity, and geopolitical conflicts. Ongoing volatility in the economy and financial markets could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease because we may not be able to reduce costs at the same rate as our sales decline. We cannot predict the ultimate severity or length of the current period of volatility, or the timing or severity of future economic or industry downturns.

Given the current uncertain economic environment, our customers, suppliers and partners may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. This may result in lower sales and/or inventory that may not be saleable or bad debt expense for Landec. A worsening of the economic environment or continued or increased volatility of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically. Further, this economic volatility and uncertainty about future economic conditions makes it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations.

Our International Sales May Expose Our Business to Additional Risks

For fiscal year 2018, approximately 20% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business

During fiscal year 2018, sales to our top five customers accounted for approximately 49% of our revenues, with our two largest customers from our Packaged Fresh Vegetables segment, Costco and Wal-mart accounting for approximately 19% and 18%, respectively, of our revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Apio and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.

Our Sale of Some Products May Expose Us to Product Liability Claims

The testing, manufacturing, marketing, and sale of the products we develop involve an inherent risk of allegations of product liability. If any of our products are determined or alleged to be contaminated or defective or to have caused a harmful accident to an end-customer, we could incur substantial costs in responding to complaints or litigation regarding our products and our product brand image could be materially damaged. Such events may have a material adverse effect on our business, operating results and financial condition. Although we have taken and intend to continue to take what we consider to be appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We currently maintain product liability insurance. While we think the coverage and limits are consistent with industry standards, our coverage may not be adequate or may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, operating results and financial condition.

Our Stock Price May Fluctuate in Response to Various Conditions, Many of Which Are Beyond Our Control

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

weather-related produce sourcing issues,

technological innovations applicable to our products,

our attainment of (or failure to attain) milestones in the commercialization of our technology,

our development of new products or the development of new products by our competitors,

new patents or changes in existing patents applicable to our products,

our acquisition of new businesses or the sale or disposal of a part of our businesses,

development of new collaborative arrangements by us, our competitors or other parties,

changes in government regulations, interpretation, or enforcement applicable to our business,

changes in investor perception of our business,

fluctuations in our operating results, and

changes in the general market conditions in our industry.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of May 27, 2018, the Company owned or leased properties in Santa Clara, Petaluma, Santa Maria, Ontario and Guadalupe, California; Chaska, Minnesota; Bowling Green and McClure, Ohio; Hanover, Pennsylvania; Vero Beach, Florida; Rock Hill, South Carolina and Rock Tavern, New York as described below.

Location	Business Segment	Ownership	Facilities	Acres of Land	Lease Expiration
Guadalupe, CA	Packaged Fresh Vegetables	Owned	199,000 square feet of office space, manufacturing and cold storage	25.2	—
Bowling Green, OH	Packaged Fresh Vegetables	Owned	55,900 square feet of office space, manufacturing and cold storage	7.7	—
Hanover, PA	Packaged Fresh Vegetables	Owned	64,000 square feet of office space, manufacturing and cold storage	15.3	—
Rock Hill, SC	Packaged Fresh Vegetables	Owned	16,400 square feet of cold storage and office space	3.6	—
Vero Beach, FL	Packaged Fresh Vegetables	Leased	9,200 square feet of office space, manufacturing and cold storage	—	12/31/20
Rock Tavern, NY	Packaged Fresh Vegetables	Leased	7,700 square feet of cold storage and office space	—	8/23/23
McClure, OH	Packaged Fresh Vegetables	Leased	Farm land	185	12/31/20
Guadalupe, CA	Packaged Fresh Vegetables	Leased	105,000 square feet of parking space	2.4	9/30/18
Guadalupe, CA	Packaged Fresh Vegetables	Leased	5,300 square feet of office space	—	Month-to-Month
Santa Maria, CA	Packaged Fresh Vegetables	Leased	36,300 square feet of office and laboratory space	—	3/31/30
Ontario, CA	Packaged Fresh Vegetables	Leased	54,300 square feet of office and manufacturing space	—	2/29/28
Chaska, MN	Biomaterials	Owned	147,300 square feet of office, laboratory and manufacturing space	27.5	—
Chaska, MN	Biomaterials	Leased	65,000 square feet of office, manufacturing and warehouse space	—	12/31/22
Santa Clara, CA	Other	Leased	3,657 square feet of office space	—	12/31/21
Petaluma, CA	Other	Leased	14,100 square feet of office, manufacturing and warehouse space	—	1/31/21

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

Apio has been the target of a union organizing campaign which has included three unsuccessful attempts to unionize Apio's Guadalupe, California processing plant. The campaign involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Apio's labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Apio and Pacific Harvest.

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments: $2.4 million, which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which was paid in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion, of which $600,000 and $1.5 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company anticipates will occur by December 2020. The Company and Pacific Harvest each made their half of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

During the twelve months ended May 27, 2018 and May 28, 2017, the Company incurred legal expenses of $639,000 and $2.1 million, respectively, related to these actions. During the twelve months ended May 28, 2017, the Company recorded a legal settlement charge of $2.6 million related to these actions. As of May 27, 2018, the Company had accrued $1.0 million related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Item 4. Mine Safety Disclosures

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 27, 2018	High	Low

4th Quarter ended May 27, 2018	$14.55	$12.55
3rd Quarter ended February 25, 2018	$14.00	$11.60
2nd Quarter ended November 26, 2017	$13.65	$11.42
1st Quarter ended August 27, 2017	$14.95	$12.10

Fiscal Year Ended May 28, 2017	High	Low

4th Quarter ended May 28, 2017	$14.55	$11.20
3rd Quarter ended February 26, 2017	$15.50	$11.85
2nd Quarter ended November 27, 2016	$14.70	$12.06
1st Quarter ended August 28, 2016	$12.80	$9.85

Holders

There were approximately 47 holders of record of 27,735,798 shares of outstanding Common Stock as of July 27, 2018. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.

Dividends

The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no shares repurchased by its Company during fiscal years 2018 or 2017. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015	May 25, 2014
Statement of Income (Loss) Data:		(1)	(1)	(1)	(1)
(In thousands, except per share amounts)

Product sales	$524,227	$469,776	$476,918	$471,420	$406,986
Cost of product sales	445,889	390,564	410,137	410,265	349,762
Gross profit	78,338	79,212	66,781	61,155	57,224

Operating costs and expenses:
Research and development	12,800	9,473	7,228	6,988	7,204
Selling, general and administrative	51,951	52,491	46,181	36,795	31,806
Other operating expenses	—	2,580	34,000	—	—
Total operating costs and expenses	64,751	64,544	87,409	43,783	39,010

Operating income (loss)	13,587	14,668	(20,628)	17,372	18,214

Dividend income	1,650	1,650	1,650	1,417	1,125
Interest income	211	16	71	315	260
Interest expense, net	(1,950)	(1,826)	(1,987)	(1,829)	(1,650)
Loss on debt refinancing	—	(1,233)	—	—	—
Other income	2,900	900	1,200	3,107	10,000
Net income (loss) from continuing operations before taxes	16,398	14,175	(19,694)	20,382	27,949
Income tax benefit (expense)	9,363	(4,040)	7,704	(7,698)	(10,580)
Net income (loss) from continuing operations	25,761	10,135	(11,990)	12,684	17,369

Discontinued operations:
(Loss) income from discontinued operations	(1,188)	837	842	1,089	1,976
Income tax benefit (expense)	350	(295)	(300)	(48)	(3)
(Loss) income from discontinued operations, net of tax	(838)	542	542	1,041	1,973
Net income (loss)	24,923	10,677	(11,448)	13,725	19,342
Non-controlling interest expense	(94)	(87)	(193)	(181)	(197)
Net income (loss) applicable to common stockholders	$24,829	$10,590	$(11,641)	$13,544	$19,145

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.93	$0.37	$(0.45)	$0.46	$0.65
(Loss) income from discontinued operations	(0.03)	0.02	0.02	0.04	0.07
Total basic net income (loss) per share	$0.90	$0.39	$(0.43)	$0.50	$0.72

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.92	$0.36	(0.45)	0.46	0.64
(Loss) income from discontinued operations	(0.03)	0.02	0.02	0.04	0.07
Total diluted net income (loss) per share	$0.89	$0.38	$(0.43)	$0.50	$0.71

Shares used in per share computation:
Basic	27,535	27,276	27,044	26,884	26,628
Diluted	27,915	27,652	27,044	27,336	27,120

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015	May 25, 2014
Balance Sheet Data:		(1)	(1)	(1)	(1)
(in thousands)
Cash and cash equivalents	$2,899	$5,998	$9,894	$14,127	$14,243
Total assets	404,703	358,608	342,653	346,465	313,623
Long-term debt, net	37,360	42,299	53,845	42,519	34,372
Retained earnings	109,299	84,470	73,457	85,098	71,554
Total stockholders’ equity	$252,562	$226,609	$210,728	$218,432	$203,069

(1)

During fourth quarter of fiscal year 2018, the Company made the decision to discontinue its Food Export business. As a result, the Company met the requirements of Accounting Standards Codifications (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to report the results of the Food Export segment as a discontinued operation and to classify the Food Export Segment as a group of assets held for abandonment. The operating results for the Food Export business have therefore been reclassified as a discontinued operation.

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

Overview

The Company has two operating segments – Packaged Fresh Vegetables and Biomaterials. Prior to May 2018, the Company aggregated its operating units into three reportable segments: Packaged Fresh Vegetables, Food Export and Biomaterials. However, during the fourth quarter of fiscal year 2018, the Company made the decision to discontinue its Food Export segment. The discontinuation met the requirements of ASC 205-20, and ASC 360, Property, Plant and Equipment, to report the results of the Food Export segment as a discontinued operation. The Packaged Fresh Vegetables segment combines the Company’s BreatheWay packaging technology with Apio’s branded Eat Smart and GreenLine and private label fresh-cut and whole produce business. The Biomaterials business sells products utilizing HA in the ophthalmic, orthopedic and oncology segments and also supplies HA to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. In addition, Lifecore provides specialized aseptic fill and finish services in a cGMP validated manufacturing facility for supplying commercial, clinical and pre-clinical products. The results of the recently acquired O business are included in the Other segment because it was not significant to the Company’s overall results. See "Business - Description of Business Segments."

As of May 27, 2018, the Company’s retained earnings were $109.3 million. The Company may incur losses in the future. The amount of future net profits, if any, is uncertain and there can be no assurance that the Company will be able to sustain profitability in future years.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies, sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets including intangible assets and inventory; the valuation of investments; the valuation and recognition of stock-based compensation; and the valuation and recognition of contingent liabilities.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates.

Revenue Recognition

See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of the types of revenue earned at each segment. See Note 11 – Business Segment Reporting, for a discussion about the Company’s three business segments; namely, Packaged Fresh Vegetables and Biomaterials, and its Other segment.

Goodwill and Other Intangibles

The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of eleven to thirteen years, and trademarks, trade names and goodwill with indefinite lives (collectively, “intangible assets”), which the Company recognized in accordance with accounting guidance (i) upon the acquisition of O in March 2017 (ii) upon the acquisition of GreenLine by Apio in April 2012, (iii) upon the acquisition of Lifecore in April 2010, and (iv) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of Lifecore was allocated to our Biomaterials reporting unit, the acquisitions of Apio and GreenLine were allocated to our Packaged Fresh Vegetables reporting unit, and the acquisition of O was allocated to our Other reporting unit, pursuant to accounting guidance based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 27, 2018, the Biomaterials reporting unit had $13.9 million of goodwill, the Packaged Fresh Vegetables reporting unit had $35.4 million of goodwill, and the Other reporting unit had $5.2 million of goodwill.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for certain income tax effects of the TCJA. Pursuant to SAB 118, as of May 27, 2018, the Company had not yet completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes for the year ended May 27, 2018 is based in part on its best estimate of the effects of the transition tax and existing deferred tax balances with its understanding of the TCJA and guidance available as of the date of this filing. The Company is still analyzing certain aspects of the TCJA and refining the estimate of the expected reversal of our deferred tax balance. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company adopted the provision of SAB 118 in the third quarter of 2018.

Recently Issued Pronouncements to be Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and to further clarify certain guidance within ASU 2014-09. The Company will adopt these updates beginning with the first quarter of fiscal year 2019 and anticipates doing so using the modified retrospective method, which would require the Company to restate each prior reporting period presented consistent with the standard.

The Company recently completed its evaluation of the impact of the adoption of ASU 2014-09. As a result, the Company has identified the following core revenue streams from its contracts with customers:

●     Finished goods product sales (Packaged Fresh Vegetables);

●     Shipping and handling (Packaged Fresh Vegetables);

●     Product development and contract manufacturing arrangements (Biomaterials).

The Company’s assessment efforts have included reviewing current accounting policies, processes, and systems requirements, as well assigning internal resources and third-party consultants to assist in the process. Based upon the Company’s assessment, certain contract manufacturing arrangements within its Biomaterials segment contain termination provisions that, upon final assessment and adoption, may impact the timing of revenue recognition. Additionally, the Company has reviewed historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. Beyond its core revenue streams, and the items listed above, the Company has also evaluated the impact of ASU 2014-09 on certain ancillary transactions and other arrangements.

As a result of its assessment efforts, the Company does not currently anticipate any material changes to its processes, financial condition, or results of operations upon adoption of ASU 2014-09. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan to adoption accordingly.

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

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact on its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases in Note 9 – Commitments and Contingencies, are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change. This change will have no impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-02 was taken into consideration when determining its loan covenants.

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

Hedging

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements and related disclosures.

Results of Operations

Fiscal Year Ended May 27, 2018 Compared to Fiscal Year Ended May 28, 2017

Revenues (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	Change
Packaged Fresh Vegetables	$454,953	$408,021	12%
Biomaterials	65,427	59,392	10%
Other	3,847	2,363	63%
Total Revenues	$524,227	$469,776	12%

Packaged Fresh Vegetables (Apio)

Apio’s Packaged Fresh Vegetables revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in our proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. In addition, Packaged Fresh Vegetables revenues include the revenues generated from the sale of BreatheWay packaging to license partners.

The increase in Apio’s Packaged Fresh Vegetables revenues for the fiscal year ended May 27, 2018 compared to the same period last year was primarily due to a 9% increase in unit volume sales with a majority of the increase in revenues coming from increased sales of our salad products which are higher priced products compared to the Company’s lower priced core products whose sales increased 4% in fiscal year 2018 compared to last year.

Biomaterials (Lifecore)

Lifecore principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2018, (2) Orthopedic, which represented approximately 10% of Lifecore’s revenues in fiscal year 2018 and (3) Oncology/other products which represented approximately 30% of Lifecore’s revenues in fiscal year 2018.

The increase in Lifecore’s revenues for fiscal year 2018 compared to fiscal year 2017 was due to a $6.3 million increase in aseptic sales resulting from higher sales to existing customers and a $3.2 million increase in development revenues primarily due to new arrangements with new customers, partially offset by a $3.5 million decrease in fermentation sales to existing customers.

Other

Other revenues for fiscal year 2018 were from the sale of olive oils and vinegars by O and for fiscal year 2017 were primarily from two licensing agreements with corporate partners.

The increase in Other revenues for fiscal year 2018 compared to fiscal year 2017 was due to $3.8 million of revenues from the O business that was acquired on March 1, 2017 compared to $2.4 million in revenues in fiscal year 2017 primarily from two license agreements that were completed during fiscal year 2017.

Gross Profit (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	Change
Packaged Fresh Vegetables	$49,130	$51,148	(4%)
Biomaterials	28,568	26,755	7%
Other	640	1,309	(51%)
Total Gross Profit	$78,338	$79,212	(1%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the fiscal year ended May 27, 2018 compared to the same period last year as outlined in the table above.

Packaged Fresh Vegetables (Apio)

The decrease in gross profit for Apio’s Packaged Fresh Vegetables business for fiscal year 2018 compared to fiscal year 2017 was primarily due to $7.8 million of incremental produce sourcing costs during fiscal year 2018 resulting from hurricanes and tropical storms and from unseasonably hot weather in California which negatively impacted produce yields and quality. These incremental produce sourcing costs were partially offset by gross profit resulting from increased salad sales. The net of these factors resulted in the gross margin decreasing to 10.8% in fiscal year 2018 compared to 12.5% last fiscal year.

Biomaterials (Lifecore)

Lifecore operates in the medical devices and pharmaceutical industry and has historically realized an overall gross margin percentage of approximately 35-50%.

The increase in Lifecore’s gross profit for fiscal year 2018 compared to fiscal year 2017 was due to a 10% increase in revenues partially offset by an unfavorable product mix change in fiscal year 2018 to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales compared to last year. As a result, Lifecore’s gross margin decreased to 43.7% in fiscal year 2018 from 45.0% last year.

Other

The decrease in Other gross profit for fiscal year 2018 compared to fiscal year 2017 was due to the $640,000 of gross profit for fiscal year 2018 from O (which was acquired on March 1, 2017) being less than the gross profit from two license agreements which were completed during fiscal year 2017.

Operating Expenses (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	Change
Research and Development:
Apio	$5,457	$1,840	197%
Lifecore	5,360	5,387	(1%)
Other	1,983	2,246	(12%)
Total R&D	$12,800	$9,473	35%

Selling, General and Administrative:
Apio	$32,584	$34,764	(6%)
Lifecore	5,878	5,422	8%
Other	13,489	12,305	10%
Total SG&A	$51,951	$52,491	(1%)

Research and Development (R&D)

Landec’s R&D consisted primarily of product development and commercialization initiatives. R&D efforts at Apio are focused on new product innovation, such as new salad lines and extensions, and the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in the Company’s new natural food business.

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

The increase in R&D expenses for fiscal year 2018 compared to fiscal year 2017 was due to a significant increase in product development activities at Apio driven primarily from the hiring of a VP of Innovation and R&D late in fiscal year 2017 and the subsequent staff hiring in that department, coupled with a significant increase in product development expenses at Apio.

Selling, General and Administrative (SG&A)

SG&A expenses consist primarily of sales and marketing expenses associated with the Company’s product sales and services, business development expenses and staff and administrative expenses.

The decrease in SG&A expenses for fiscal year 2018 compared to fiscal year 2017 was due to a decrease in SG&A at Apio as a result of (1) a decrease in marketing expenses, (2) legal fees incurred during fiscal year 2017 from labor-related lawsuits settled during fiscal year 2017 and (3) severance costs incurred in fiscal year 2017. The decrease at Apio was partially offset by an increase in SG&A expenses in Other resulting from (1) an increase in stock-based compensation from equity grants, (2) new business development activities and (3) a $1.1 million increase in SG&A expenses for O which was more than offset by a $1.9 million reduction in the contingent consideration liability associated with the O acquisition.

Non-operating income/(expense) (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	Change
Dividend Income	$1,650	$1,650	—
Interest Income	$211	$16	1219%
Interest Expense, net	$(1,950)	$(1,826)	7%
Loss on Debt Refinancing	$—	$(1,233)	N/M
Other Income	$2,900	$900	222%
Income Tax Benefit (Expense)	$9,363	$(4,040)	N/M
Non-controlling Interest Expense	$(94)	$(87)	8%

Dividend Income

Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the fiscal year ended May 27, 2018 compared to the same period last year.

Interest Income

The increase in interest income in fiscal year 2018 compared to fiscal year 2017 was due to the interest income from a note receivable to a third party that bears interest at a rate of 6.0% per annum.

Interest Expense, net

The increase in interest expense during fiscal year 2018 compared to fiscal year 2017 was due to an increase in borrowings under the Company’s revolving credit facility at a higher weighted-average borrowing rate.

Loss on Debt Refinancing

The loss on debt refinancing was due to the write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties upon the Company refinancing its debt in September 2016.

Other Income

The increase in other income for fiscal year 2018 was due to the increase in the fair value of our investment in Windset being higher in fiscal year 2018 than in fiscal year 2017.

Income Tax Expense (Benefit)

As a result of the income tax benefit from the Tax Cuts and Jobs Act of 2017 (the “TCJA”), income taxes for fiscal year 2018 reflected a significant benefit (See Note 8 – Income Taxes, for more detail) as compared to fiscal year 2017 which reflected a tax expense based on pre-tax income.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The Company purchased the non-controlling interest in Apio Cooling, LP during the fourth quarter of fiscal year 2018 and dissolved Apio Cooling LP.

The increase in non-controlling interest for fiscal year 2018 compared to the same period last year was not significant.

Fiscal Year Ended May 28, 2017 Compared to Fiscal Year Ended May 29, 2016

Revenues (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Packaged Fresh Vegetables	$408,021	$423,859	(4%)
Biomaterials	59,392	50,470	18%
Other	2,363	2,589	(9%)
Total Revenues	$469,776	$476,918	(1%)

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

The decrease in Apio’s Packaged Fresh Vegetables revenues for the fiscal year ended May 28, 2017 compared to the fiscal year ended May 29, 2016 was primarily due to a 3% decrease in unit volume sales primarily resulting from the loss of some low margin core packaged vegetable business in retail grocery stores which began in the second half of fiscal year 2016 and from the loss of some club store business for salad kit products as a result of one key customer deciding to move to a multi-supplier sourcing strategy following industry-wide produce shortages in late fiscal 2016.

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

The increase in Lifecore’s revenues for fiscal year 2017 compared to fiscal year 2016 was due to a $8.0 million increase in fermentation sales resulting from higher sales to existing customers and a $4.5 million increase in aseptic filling revenues due to new commercial aseptic business and an increase in sales to existing customers, partially offset by a $3.6 million decrease in development revenues primarily due to the approval of a customer’s drug product that is now being commercially sold.

Other

Other revenues are generated from the licensing agreements with corporate partners and the sale of olive oil and vinegars by O.

The decrease in Other revenues for the fiscal year ended May 28, 2017 compared to the same period last year was due to the completion of two licensing agreements in fiscal year 2017 which started at the beginning of fiscal year 2016 partially offset by $773,00 of revenues from O since its acquisition on March 1, 2017.

Gross Profit (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Packaged Fresh Vegetables	$51,148	$40,479	26%
Biomaterials	26,755	24,081	11%
Other	1,309	2,221	(41%)
Total Gross Profit	$79,212	$66,781	19%

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

Packaged Fresh Vegetables (Apio)

The increase in gross profit for Apio’s Packaged Fresh Vegetables business for fiscal year 2017 compared to fiscal year 2016 was primarily due to the gross profit generated from a favorable mix shift in revenues to a greater percentage of revenues coming from higher margin products resulting primarily from the loss of some low margin business which began in the second half of fiscal year 2016, operational productivity improvement initiatives, and from the fact that during fiscal year 2016, Apio incurred approximately $15.6 million of excess costs from produce shortages. These factors resulted in gross margin increasing to 12.5% in fiscal year 2017 compared to 9.6% last fiscal year.

Biomaterials (Lifecore)

Lifecore operates in the medical devices and pharmaceutical industry and has historically realized an overall gross margin percentage of approximately 35-50%.

The increase in Lifecore’s gross profit for fiscal year 2017 compared to fiscal year 2016 was due to the increase in revenues partially offset by a higher percentage of revenue coming from lower margin aseptic filling revenues than from higher margin development revenues compared to last fiscal year.

Other

The decrease in Other revenues for the fiscal year ended May 29, 2017 compared to the fiscal year ended May 29, 2016 was due to the completion of two license agreements in fiscal year 2017 which started at the beginning of fiscal year 2016 partially offset by $177,000 of gross profit from O since its acquisition on March 1, 2017.

Operating Expenses (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Research and Development:
Apio	$1,840	$987	86%
Lifecore	5,387	4,701	15%
Other	2,246	1,540	46%
Total R&D	$9,473	$7,228	31%

Selling, General and Administrative:
Apio	$37,344	$29,853	25%
Lifecore	5,422	5,303	2%
Other	12,305	11,025	12%
Total SG&A	$55,071	$46,181	19%

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

The increase in R&D expenses for the fiscal year ended May 28, 2017 compared to the fiscal year ended May 29, 2016 was due to a significant increase in product development activities at both Apio and Lifecore which resulted in the hiring of eight R&D personnel during fiscal year 2017. The increase was also due to supporting development partners for the Company’s BreatheWay membrane technology and from the hiring of two new Vice Presidents to develop our new natural foods business and lead the O development efforts.

Selling, General and Administrative (S, G&A)

SG&A expenses consist primarily of sales and marketing expenses associated with the Company’s product sales and services, business development expenses and staff and administrative expenses.

The increase in SG&A expenses for fiscal year 2017 compared fiscal year 2016 was due to an increase in expenses at Apio primarily to ramp up product launches, advertising, and promotions of Apio’s existing and new salad kit products, additional headcount hired over the past year, and from an increase in Other primarily due to an increase in stock-based compensation from equity grants, from new business development activities and from $400,000 of SG&A expenses incurred by O since its acquisition on March 1, 2017.

Non-operating income/(expense) (in thousands):

	Year Ended
	May 28, 2017	May 29, 2016	Change
Dividend Income	$1,650	$1,650	0%
Interest Income	$16	$71	(77%)
Interest Expense, net	$(1,826)	$(1,987)	(8%)
Loss on Debt Refinancing	$(1,233)	$—	N/M
Other Income	$900	$1,200	(25%)
Income Tax Expense (Benefit)	$(4,040)	$7,704	N/M
Non-controlling Interest	$(87)	$(193)	(55%)

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

Income Tax Expense (Benefit)

The increase in the income tax expense during fiscal year 2017 compared to fiscal year 2016 was due to the Company generating net income during fiscal year 2017 compared to realizing a loss during fiscal year 2016.

Non-controlling Interest

The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP.

The decrease in non-controlling interest for fiscal year 2017 compared to the same period last year was not significant.

Liquidity and Capital Resources

As of May 27, 2018, the Company had cash and cash equivalents of $2.9 million, a net decrease of $3.1 million from $6.0 million at May 28, 2017.

Cash Flows from Operating Activities

The Company generated $19.8 million of cash from operating activities during fiscal year 2018 compared to generating $29.7 million of cash from operating activities during fiscal year 2017. The primary sources of cash from operating activities during fiscal year 2018 were from (1) $24.9 million of net income and (2) $16.8 million of depreciation/amortization and stock-based compensation expenses. These sources of cash from operating activities were partially offset by (1) a $7.2 million net decrease in deferred tax liabilities primarily due to TCJA, (2) a $2.9 million increase the fair market value of the Company’s investment in Windset, (3) a $1.9 million decrease in the Company’s contingent liability from the O acquisition and (4) a $10.1 million net increase in working capital.

The primary factors which increased working capital during fiscal year 2018 were (1) a $7.3 million increase in accounts receivable due primarily to sales in May 2018 being $7.7 million higher than May 2017 and (2) a $6.5 million increase in inventory due primarily to a $4.8 million increase at Lifecore to meet its increasing demand and a $2.8 million increase at Apio due primarily to the timing of shipments at fiscal year end 2018. The increases in working capital were partially offset by a $5.0 million increase in accounts payable due primarily to a $3.4 million increase at Lifecore from an increase in inventory at fiscal year end 2018 and from a $1.6 million increase at Apio from higher cost of sales in May 2018 compared to May 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal year 2018 was $35.6 million compared to $25.4 million for the same period last year. The primary uses of cash in investing activities during fiscal year 2018 were for $33.6 million of expenditures for facility expansions and the purchase of equipment primarily to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses and from the issuance of a $2.1 million note receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities for fiscal year 2018 was $13.3 million compared to net cash used in financing activities of $8.8 million for the same period last year. The net cash provided by financing activities during fiscal year 2018 was primarily due to $24.0 million of net borrowings under the Company’s line of credit. These borrowings were partially offset by (1) $5.1 million of payments on the Company’s long-term debt, (2) $4.1 million to purchase the non-controlling interest in Apio Cooling, LP during the fourth quarter of fiscal year 2018 and (3) $1.5 million of taxes paid by the Company on behalf of employees on swaps for option exercises and RSU awards.

Capital Expenditures

During fiscal year 2018, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Apio Packaged Fresh Vegetables and Lifecore businesses. These expenditures represented the majority of the $33.6 million of capital expenditures.

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

The Credit Agreement contains customary financial covenants and events of default under which the payment obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of May 27, 2018.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of May 27, 2018, the interest rate on the Term Loan was 3.22%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

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

Concurrent with the close of the Credit Agreement, all of the proceeds of the Term Loan, and $1.5 million of the Revolver, were used by the Company to repay all then existing debt. Accordingly, during fiscal year 2017 the Company recognized a loss on debt refinancing of $1.2 million, which included $233,000 of payments for early debt extinguishment penalties and $1.0 million from the write-off of unamortized debt issuance costs on the Company’s then existing debt as of September 23, 2016.

As of May 27, 2018, $27.0 million was outstanding on the Revolver. As of May 27, 2018, the interest rate on the Revolver was 3.91% for the $23.0 million under the Libor option, and 5.75% for the $4.0 million under the Alternative Base Rate (Prime) option.

Contractual Obligations

The Company’s material contractual obligations for the next five years and thereafter as of May 27, 2018, are as follows (in thousands):

	Due in Fiscal Year Ended May
Obligation	Total	2019	2020	2021	2022	2023	Thereafter
Debt principal payments	$42,500	$5,000	$5,000	$5,000	$27,500	$—	$—
Interest payments	4,763	1,635	1,451	1,248	429	—	—
Capital leases	5,394	473	484	487	460	3,490	—
Operating leases	21,036	3,737	2,894	2,258	1,839	1,719	8,589
Purchase commitments	30,738	24,439	1,500	2,100	2,699	—	—
Total	$104,431	$35,284	$11,329	$11,093	$32,927	$5,209	$8,589

The interest payment amounts above include the interest on the Term Loan and the interest on the Company’s capital leases. See Note 7 – Debt for further information on the Company’s loans.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 27, 2018, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures, in their entirety, were not effective.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, our management, including our Chief Executive and Chief Financial Officers, have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Accordingly, and due to its inherent limitation, internal control over financial reporting cannot be expected to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management assessed the effectiveness of our internal control over financial reporting as of May 27, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that, as of May 27, 2018, due to the material weakness described below, our internal control over financial reporting, in its entirety, was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter 2018, the Company identified errors in its current and previously filed statements of cash flows related to improperly including accrued capital expenditures in its cash outflows used in investing activities. The errors arose as a result of a deficiency in the operation of the Company’s cash flow reconciliation control. Specifically, the Company had developed an accounting policy for the treatment of accrued capital expenditures that resulted in a deviation from GAAP and failed to execute its control to monitor the significance of such deviations. As a result, while the impact of the errors was immaterial to previously filed annual financial statements, the Company concluded that the errors were material to its quarterly Consolidated Statements of Cash Flows for fiscal years 2018 and 2017 and has restated those cash flows as reflected in the footnotes to the fiscal year 2018 financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears on page 35.

Plan to Remediate Material Weakness

Management, along with the Board of Directors, is fully committed to maintaining a robust internal control environment. The Company has taken and will continue to take significant and comprehensive actions to remediate the material weakness in internal control over financial reporting. Management has taken the initial steps to implement the following changes:

●	Obtain detailed accrued capital expenditures from each subsidiary on no less than a quarterly basis.
●

Develop internal control procedures to evaluate the proper accounting treatment and presentation of accrued capital expenditures in the Company’s statements of cash flows. Specifically, the control will involve the review of the detail and performance of additional procedures to ensure the detail is complete and accurate. As a result, the preparation of the consolidated statements of cash flow will (1) exclude the amount of accrued capital expenditures for each period presented, and (2) include disclosure of noncash investing activity in the statements of cash flows by disclosing total accrued capital expenditures at each period end.

Management believes the steps outlined above, when fully implemented, will remediate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional steps to address these deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended May 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Landec Corporation

Opinion on Internal Control over Financial Reporting

We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Landec Corporation and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of May 27, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls over the monitoring of the material compliance with U.S. generally accepted accounting principles relating to its accounting policy governing the classification of accrued capital additions in its statements of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 27, 2018 and May 28, 2017, and the related consolidated statements income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 27, 2018, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated August 9, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, California

August 9, 2018

 Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2018 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2018 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2018 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2018 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 24, 2018 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	39
		Consolidated Balance Sheets at May 27, 2018 and May 28, 2017	40
		Consolidated Statements of Income (Loss) for the Years Ended May 27, 2018, May 28, 2017, and May 29, 2016	41
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 27, 2018, May 28, 2017, and May 29, 2016	42
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 27, 2018, May 28, 2017, and May 29, 2016	43
		Consolidated Statements of Cash Flows for the Years Ended May 27, 2018, May 28, 2017, and May 29, 2016	44
		Notes to Consolidated Financial Statements	45

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Landec Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries (the Company) as of May 27, 2018 and May 28, 2017, and the related consolidated statements income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 27, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 27, 2018 and May 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 27, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 9, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Francisco, California

August 9, 2018

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	May 27, 2018	May 28, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$2,899	$5,998
Accounts receivable, less allowance for doubtful accounts	53,877	45,899
Inventories	31,819	23,620
Prepaid expenses and other current assets	7,958	3,498
Other current assets, discontinued operations	510	2,265
Total Current Assets	97,063	81,280

Investment in non-public company, fair value	66,500	63,600
Property and equipment, net	159,624	133,220
Goodwill	54,510	54,510
Trademarks/trade names, net	16,028	16,028
Customer relationships, net	5,814	6,783
Other assets	5,164	2,918
Other assets, discontinued operations	—	269
Total Assets	$404,703	$358,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,668	$24,527
Accrued compensation	9,978	7,506
Other accrued liabilities	8,706	9,045
Deferred revenue	2,625	310
Line of credit	27,000	3,000
Current portion of long-term debt, net	4,940	4,940
Other current liabilities, discontinued operations	458	2,126
Total Current Liabilities	88,375	51,454

Long-term debt, net	37,360	42,299
Capital lease obligation, less current portion	3,641	3,731
Deferred taxes, net	17,485	24,581
Other non-current liabilities	5,280	8,391
Total Liabilities	152,141	130,456

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,702 and 27,499 shares issued and outstanding at May 27, 2018 and May 28, 2017, respectively	28	27
Additional paid-in capital	142,087	141,680
Retained earnings	109,299	84,470
Accumulated other comprehensive income	1,148	432
Total Stockholders’ Equity	252,562	226,609
Non-controlling interest	—	1,543
Total Equity	252,562	228,152
Total Liabilities and Stockholders’ Equity	$404,703	$358,608

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Product sales	$524,227	$469,776	$476,918

Cost of product sales	445,889	390,564	410,137

Gross profit	78,338	79,212	66,781

Operating costs and expenses:
Research and development	12,800	9,473	7,228
Selling, general and administrative	51,951	52,491	46,181
Legal settlement charge	—	2,580	—
Impairment of GreenLine trade name	—	—	34,000
Total operating costs and expenses	64,751	64,544	87,409

Operating income (loss)	13,587	14,668	(20,628)

Dividend income	1,650	1,650	1,650
Interest income	211	16	71
Interest expense, net	(1,950)	(1,826)	(1,987)
Loss on debt refinancing	—	(1,233)	—
Other income	2,900	900	1,200
Net income (loss) from continuing operations before taxes	16,398	14,175	(19,694)
Income tax benefit (expense)	9,363	(4,040)	7,704
Net income (loss) from continuing operations	25,761	10,135	(11,990)

Discontinued operations:
(Loss) income from discontinued operations	(1,188)	837	842
Income tax benefit (expense)	350	(295)	(300)
(Loss) income from discontinued operations, net of tax	(838)	542	542
Consolidated net income (loss)	24,923	10,677	(11,448)
Non-controlling interest expense	(94)	(87)	(193)
Net income (loss) applicable to common stockholders	$24,829	$10,590	$(11,641)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.93	$0.37	$(0.45)
(Loss) income from discontinued operations	(0.03)	0.02	0.02
Total basic net income (loss) per share	$0.90	$0.39	$(0.43)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.92	$0.36	$(0.45)
(Loss) income from discontinued operations	(0.03)	0.02	0.02
Total diluted net income (loss) per share	$0.89	$0.38	$(0.43)

Shares used in per share computation:
Basic	27,535	27,276	27,044
Diluted	27,915	27,652	27,044

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Net income (loss) applicable to common stockholders	$24,829	$10,590	$(11,641)
Other comprehensive income, net of tax:
Change in net unrealized gains on interest rate swap (net of tax effect of $123, $254, and $0)	$716	$432	$—
Other comprehensive income, net of tax	716	432	—
Total comprehensive income (loss)	$25,545	$11,022	$(11,641)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest
Balance at May 31, 2015	26,990	$27	$133,307	$85,098	$—	$218,432	$1,677
Issuance of common stock at $5.63 to $9.01 per share, net of taxes paid by Landec on behalf of employees	125	—	322	—	—	322	—
Issuance of common stock for vested restricted stock units (“RSUs”)	33	—	—	—	—	—	—
Stock-based compensation	—	—	3,465	—	—	3,465	—
Tax benefit from stock-based compensation expense	—	—	150	—	—	150	—
Payments to non-controlling interest (“NCI”)	—	—	—	—	—	—	(248)
Net and comprehensive loss	—	—	—	(11,641)	—	(11,641)	193
Balance at May 29, 2016	27,148	27	137,244	73,457	—	210,728	1,622
Cumulative-effect adjustment - ASU 2016-09 adoption	—	—	200	423	—	623	—
Issuance of common stock at $5.63 to $11.36 per share, net of taxes paid by Landec on behalf of employees	244	—	706	—	—	706	—
Issuance of common stock for vested RSUs	107	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(434)	—	—	(434)	—
Stock-based compensation	—	—	3,964	—	—	3,964	—
Payments to NCI	—	—	—	—	—	—	(166)
Net income	—	—	—	10,590	—	10,590	87
Other comprehensive income, net of tax	—	—	—	—	432	432	—
Balance at May 28, 2017	27,499	27	141,680	84,470	432	226,609	1,543
Issuance of common stock at $5.77 to $11.36 per share, net of taxes paid by Landec on behalf of employees	17	1	55	—	—	56	—
Issuance of common stock for vested RSUs	186	—	—	—	—	—	—
Taxes paid by Company for stock swaps and RSUs	—	—	(1,478)	—	—	(1,478)	—
Stock-based compensation	—	—	4,403	—	—	4,403	—
Payments to NCI	—	—	—	—	—	—	(115)
Net income	—	—	—	24,829	—	24,829	94
Purchase of NCI	—	—	(2,573)	—	—	(2,573)	(1,522)
Other comprehensive income, net of tax	—	—	—	—	716	716	—
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562	$—

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016

Cash flows from operating activities:
Consolidated net income (loss)	$24,923	$10,677	$(11,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,412	10,677	9,395
Stock-based compensation expense	4,403	3,964	3,465
Loss on early debt extinguishment	—	1,233	—
Deferred taxes	(7,221)	2,506	(9,787)
Change in investment in non-public company, fair value	(2,900)	(900)	(1,200)
Net loss on disposal of property and equipment	157	586	46
Impairment of GreenLine trade name	—	—	34,000
Change in contingent consideration liability	(1,900)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(7,312)	(336)	73
Inventories	(6,529)	855	(508)
Prepaid expenses and other current assets	(3,987)	1,039	965
Accounts payable	4,965	(4,778)	(5,277)
Accrued compensation	1,981	2,751	(1,282)
Other accrued liabilities	(1,383)	2,086	2,556
Restricted cash collateral	—	(100)	(225)
Deferred revenue	2,170	(522)	(11)
Net cash provided by operating activities	19,779	29,738	20,762

Cash flows from investing activities:
Purchases of property and equipment	(33,590)	(23,003)	(39,695)
Acquisition of O (Note 2)	—	(2,500)	—
Deposit on capital lease	—	—	(850)
Proceeds from sales of fixed assets	100	81	127
Issuance of pacific harvest note receivable	(2,099)	—	—
Net cash used in investing activities	(35,589)	(25,422)	(40,418)

Cash flows from financing activities:
Proceeds from sale of common stock	56	706	322
Taxes paid by Company for stock swaps and RSUs	(1,478)	(434)	—
Net change in other assets/liabilities	—	(41)	(247)
Proceeds from long term debt	—	50,000	26,748
Payments on long term debt	(5,076)	(57,236)	(14,652)
Proceeds from lines of credit	33,000	4,500	26,100
Payments on lines of credit	(9,000)	(5,000)	(22,600)
Payments for debt issuance costs	—	(897)	—
Payments for early debt extinguishment penalties	—	(233)	—
Purchase of non-controlling interests	(4,095)	—	—
Payments to non-controlling interest	(115)	(166)	(248)
Net cash provided by (used in) financing activities	13,292	(8,801)	15,423
Net decrease in cash and cash equivalents	(2,518)	(4,485)	(4,233)
Cash and cash equivalents at beginning of year	5,409	9,894	14,127
Cash and cash equivalents at end of year	$2,891	$5,409	$9,894

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,292	$2,332	$2,017
Cash paid during the period for income taxes, net of refunds received	$283	$2,792	$2,625

Supplemental disclosure of non-cash investing and financing activities:
Facility and equipment acquired under a capital lease	$—	$—	$3,908
Purchases of property and equipment on trade vendor credit	$8,445	$4,380	$4,791

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated health and wellness products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company also sells specialty olive oils and wine vinegars in the natural food, conventional grocery and mass retail stores primarily in the United States and Canada through its O Olive and Vinegar® brand. The Company’s technologies, along with its customer relationships and trade names, are the foundation, and a key differentiating advantage upon which Landec has built its business.

Basis of Presentation and Consolidation

The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Landec Corporation and its subsidiaries, Apio and Lifecore. All material inter-company transactions and balances have been eliminated.

In May 2018, the Company discontinued the Food Export business segment. As a result, the Food Export business segment was reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360”). See – Note 13, Discontinued Operations, for further information.

During the fiscal fourth quarter of 2018, the Company purchased the remaining 40% non-controlling interest of its subsidiary, Apio Cooling, LP (“Apio Cooling”) and dissolved Apio Cooling. The increase in the Company’s ownership interest in Apio Cooling was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23.

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

During the fiscal year ended May 27, 2018, sales to the Company’s top five customers accounted for approximately 49% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 19% and 18%, respectively, of total revenues. In addition, approximately 20% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 27, 2018, the top two customers, Costco and Wal-mart represented approximately 13% and 18%, respectively, of total accounts receivable.

During the fiscal year ended May 28, 2017, sales to the Company’s top five customers accounted for approximately 48% of total revenue with the top two customers from the Packaged Fresh Vegetables segment, Costco Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 20% and 16%, respectively, of total revenues. In addition, approximately 21% of the Company’s total revenues were derived from product sales to international customers, none of which individually accounted for more than 5% of total revenues. As of May 28, 2017, the top two customers, Costco and Wal-mart represented approximately 13% and 18%, respectively, of total accounts receivable.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) in Stockholders’ Equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings in the current period. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument accounted for as a cash flow hedge. The components of AOCI, net of tax, are as follows (in thousands):

Unrealized Gains on Cash Flow Hedge
Balance as of May 28, 2017	$432
Other comprehensive income before reclassifications, net of tax effect	716
Amounts reclassified from OCI	—
Other comprehensive income, net	716
Balance as of May 27, 2018	$1,148

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains into earnings in the next 12 months.

Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 27, 2018 and May 28, 2017.

Accounts Receivable and Sales Returns and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and doubtful accounts. Sales return allowances are estimated based on historical sales return amounts. Further, on a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts and estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined based on review of the overall condition of accounts receivable balances and review of significant past due accounts. The allowance for doubtful accounts is based on specific identification of past due amounts and for accounts over 90-days past due. The changes in the Company’s allowance for sales returns and doubtful accounts are summarized in the following table (in thousands):

	Balance at beginning of period	Adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year Ended May 29, 2016	$343	$63	$(110)	$296
Year Ended May 28, 2017	$296	$519	$(454)	$361
Year Ended May 27, 2018	$361	$46	$(105)	$302

Revenue Recognition

Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has transferred, the price is fixed and determinable, and collectability is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts based on specific identification and historical losses.

Apio’s Packaged Fresh Vegetables revenues generally consist of revenues generated from the sale of specialty packaged fresh-cut and whole value-added vegetable products that are generally washed and packaged in Apio’s proprietary packaging and sold under Apio’s Eat Smart and GreenLine brands and various private labels. Revenue is generally recognized upon shipment of these products to customers. The Company takes title to all produce it trades and/or packages, and therefore, records revenues and cost of sales at gross amounts in the Consolidated Statements of Income (Loss).

Packaged Fresh Vegetables revenues also include the revenues generated from Apio Cooling, LP, a vegetable cooling operation in which Apio was the general partner with a 60% ownership position. On April 26, 2018, the Company purchased the 40% non-controlling interest of the limited partners, thus dissolving Apio Cooling, LP. See the non-controlling interest discussion further in this note for more details. Additionally, Packaged Fresh Vegetables revenues consist of revenues from the sale of BreatheWay® packaging to license partners. Revenue is recognized on the vegetable cooling operations as cooling and storage services are provided to Apio’s customers. Sales of BreatheWay packaging are recognized when shipped to Apio’s customers.

Apio’s Food Export revenues consist of revenues generated from the purchase and sale of primarily whole commodity fruit and vegetable products to Asia through its subsidiary, Cal-Ex Trading Company (“Cal-Ex”). As most Cal-Ex customers are in countries outside of the U.S., title transfers and revenue is generally recognized upon arrival of the shipment in the foreign port. Apio records revenue equal to the sale price to third parties because it takes title to the product while in transit. The Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, in all periods presented, have been reclassified to discontinued operations and are no longer reported as a separate segment.

Lifecore’s Biomaterials business principally generates revenue through the sale of products containing HA. Lifecore primarily sells products to customers in three medical areas: (1) Ophthalmic, which represented approximately 60% of Lifecore’s revenues in fiscal year 2018, (2) Orthopedic, which represented approximately 10% of Lifecore’s revenues in fiscal year 2018, and (3) Other/Non-HA products, which represented approximately 30% of Lifecore’s revenues in fiscal year 2018. The vast majority of Lifecore’s revenues are recognized upon shipment.

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

A summary of revenues by type of arrangement as described above is as follows (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Recorded upon delivery	$509,096	$456,512	$458,985
Revenue from multiple element arrangements	12,531	8,431	13,400
Revenue from license fees, R&D contracts and royalties/profit sharing	2,600	4,833	4,533
Total	$524,227	$469,776	$476,918

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

Reconciliation of Cash and Cash Equivalents and Cash as presented on the Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	May 27, 2018	May 28, 2017	May 29, 2016
Cash and cash equivalents	$2,899	$5,998	$9,968
Cash, discontinued operations	(8)	(589)	(74)
Cash and cash equivalents presented on Statements of Cash Flows	$2,891	$5,409	$9,894

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 27, 2018 and May 28, 2017 inventories consisted of (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017
Finished goods	$12,861	$10,015
Raw materials	15,286	10,158
Work in progress	3,672	3,447
Total inventories	$31,819	$23,620

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred and included in SG&A in the accompanying Consolidated Statements of Income (Loss). Advertising expense for the Company for fiscal years 2018, 2017, and 2016 was $1.4 million, $1.9 million and $2.1 million, respectively.

Notes and Advances Receivable

Apio issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Apio's business. Notes and advances receivable are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Apio. Notes are interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. Notes or advances outstanding at May 27, 2018 and May 28, 2017 were $2.7 million and $1.0 million, respectively and are recorded in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Related Party Transactions

The Company sold products to and earned license fees from Windset during the last three fiscal years. During fiscal years 2018, 2017, and 2016, the Company recognized revenues of $556,000, $514,000, and $666,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Income (Loss), from the sale of products to and license fees from Windset. The related receivable balances of $334,000 and $388,000 from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 27, 2018 and May 28, 2017, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During fiscal years 2018, 2017, and 2016, the Company recognized cost of product sales of $0, $22,000, and $32,000, respectively, in the accompanying Consolidated Statements of Income (Loss), from the sale of products purchased from Windset. The related accounts payable of $0 and $22,000 to Windset are included in accounts payable in the accompanying Consolidated Balance Sheets as of May 27, 2018 and May 28, 2017, respectively.

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

The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs on a straight-line basis over estimated useful lives of three to seven years. During fiscal years 2018, 2017, and 2016, the Company capitalized $918,000, $2.2 million, and $174,000 in software development costs, respectively.

Long-Lived Assets

The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of  eleven to thirteen years (the “finite-lived intangible assets”) and trademarks/trade names and goodwill with indefinite lives (collectively, “the indefinite-lived intangible assets”), which the Company recognized (i) upon the acquisition of O in March 2017, (ii) upon the acquisition of GreenLine Holding Company (“GreenLine”) by Apio in April 2012, (iii) upon the acquisition of Lifecore in April 2010 and (iv) upon the acquisition of Apio in December 1999. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.” All intangible assets, including goodwill, associated with the acquisition of O was allocated to the Other reporting unit, the acquisition of Lifecore was allocated to the Biomaterials reporting unit, and the acquisitions of Apio and GreenLine were allocated to the Packaged Fresh Vegetables reporting unit based upon the allocation of assets and liabilities acquired and consideration paid for each reporting unit. As of May 27, 2018, the Other reporting unit had $5.2 million of goodwill, the Biomaterials reporting unit had $13.9 million of goodwill, and the Packaged Fresh Vegetables reporting unit had $35.4 million of goodwill.

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

During fiscal years 2018 and 2017, there were no impairments of intangible assets.

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

As of February 26, 2018, the Company tested its goodwill for impairment and determined that no indication of impairment existed as of that date. As a result, it was not necessary to perform the quantitative goodwill impairment test at that time. Subsequent to the 2018 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill that indicate a need for goodwill to be further tested for impairment. Other than the goodwill attributable to the Food Export business segment, which was written off pursuant to the Company discontinuing its operations during fiscal 2018, there were no impairment losses for goodwill during fiscal years 2018, 2017, and 2016.

Investment in Non-Public Company

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 27, 2018 and May 28, 2017. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of May 27, 2018. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Deferred Revenue

Cash received in advance of services performed are recorded as deferred revenue.

Non-Controlling Interest

The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Income (Loss), following the consolidated net income (loss) caption.

During the fiscal fourth quarter of 2018, the Company purchased the remaining 40% non-controlling interest of its subsidiary, Apio Cooling, LP (“Apio Cooling”), for approximately $4.7 million in cash. The increase in the Company’s ownership interest in Apio Cooling was accounted for as an equity transaction in accordance with ASC Topic 810-10-45-23. The Company recorded a decrease in additional paid-in capital of approximately $2.6 million, which represents the difference between the cash paid and the book value of the Apio Cooling non-controlling interest account, which was approximately $1.5 million, immediately preceding the purchase.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. At May 27, 2018, the Company had a $1.3 million valuation allowance against its deferred tax assets.

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

 The following table sets forth the computation of diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Numerator:
Net income (loss) applicable to Common Stockholders	$24,829	$10,590	$(11,641)

Denominator:
Weighted average shares for basic net income (loss) per share	27,535	27,276	27,044
Effect of dilutive securities:
Stock options and restricted stock units	380	376	—
Weighted average shares for diluted net income (loss) per share	27,915	27,652	27,044

Diluted net income (loss) per share	$0.89	$0.38	$(0.43)

Options to purchase 1,495,380 and 1,428,272 shares of Common Stock at a weighted average exercise price of $13.80 and $13.58 per share were outstanding during fiscal years ended May 27, 2018 and May 28, 2017, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price were greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.

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

The following table summarizes the stock-based compensation for options and RSUs (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Options	$1,488	$1,230	$1,352
RSUs	2,915	2,734	2,113
Total stock-based compensation	$4,403	$3,964	$3,465

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Cost of sales	$535	$485	$405
Research and development	131	83	90
Selling, general and administrative	3,737	3,396	2,970
Total stock-based compensation	$4,403	$3,964	$3,465

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

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected life of option awards, which have a significant impact on the fair value estimates. As of May 27, 2018, May 28, 2017 and May 29, 2016, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Expected life (in years)	3.50	3.50	3.38
Risk-free interest rate	1.73%	1.08%	1.09%
Volatility	27%	26%	31%
Dividend yield	0%	0%	0%

The weighted average estimated fair value of Landec employee stock options granted at grant date market prices during the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016 was $2.90, $2.37 and $2.85 per share, respectively. No stock options were granted above or below grant date market prices during the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016.

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

As of May 27, 2018, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, its minority interest investment in Windset, and its contingent consideration liability from the purchase of O.

The fair value of the Company’s interest rate swap is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in other assets in the accompanying Consolidated Balance Sheets.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 fair value measurement. The change in the fair value of the Company’s investment in Windset for the twelve months ended May 27, 2018 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At May 27, 2018	At May 28, 2017
Revenue growth rates	6%	4%
Expense growth rates	6%	4%
Income tax rates	15%	15%
Discount rates	12%	12%

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

Impact on value of Windset investment as of May 27, 2018
10% increase in revenue growth rates	$9,700
10% increase in expense growth rates	$(9,100)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(4,300)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

 The fair value of the Company’s contingent consideration liability from its purchase of O (see Note 2 – Acquisition of O for further information) is determined by utilizing significant unobservable inputs including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates and discount rates. As a result, the Company’s contingent consideration liability is categorized as a Level 3 fair value measurement. In determining the fair value of the contingent consideration liability, the Company assumed EBITDA for O would be approximately $6.4 million over the 3-year earn-out period and applying a discount rate of 22.4%.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at May 27, 2018			Fair Value at May 28, 2017
Assets (liabilities):	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap (1)	$—	$1,529	$—	$—	$688	$—
Investment in non-public company	—	—	66,500	—	—	63,600
Contingent consideration liability (2)	—	—	(4,000)	—	—	(5,900)
Total	$—	$1,529	$62,500	$—	$688	$57,700

(1)	Included in Other assets in the accompanying Consolidated Balance Sheets.
(2)	Included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for certain income tax effects of the TCJA. Pursuant to SAB 118, as of May 27, 2018, the Company had not yet completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes for the year ended May 27, 2018 is based in part on its best estimate of the effects of the transition tax and existing deferred tax balances with its understanding of the TCJA and guidance available as of the date of this filing. The Company is still analyzing certain aspects of the TCJA and refining the estimate of the expected reversal of our deferred tax balance. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company adopted the provisions of SAB 118 in the third quarter of 2018.

Recently Issued Pronouncements to be Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers and supersedes ASC Topic 605, Revenue Recognition (“ASU 2014-09”). The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers.  Since its original issuance, the FASB has issued several additional related ASUs to address implementation concerns and to further clarify certain guidance within ASU 2014-09. The Company will adopt these updates beginning with the first quarter of fiscal year 2019 and anticipates doing so using the modified retrospective method, which would require a cumulative effect adjustment of initially applying ASU 2014-09 recognized at the date or initial application.

The Company recently completed its evaluation of the impact of the adoption of ASU 2014-09. As a result, the Company has identified the following core revenue streams from its contracts with customers:

●	Finished goods product sales (Packaged Fresh Vegetables);
●	Shipping and handling (Packaged Fresh Vegetables);
●	Product development and contract manufacturing arrangements (Biomaterials).

The Company’s assessment efforts have included reviewing current accounting policies, processes, and systems requirements, as well assigning internal resources and third-party consultants to assist in the process. Based upon the Company’s assessment, certain contract manufacturing arrangements within its Biomaterials segment contain termination provisions that, upon final assessment and adoption, may impact the timing of revenue recognition. Additionally, the Company has reviewed historical contracts and other arrangements to identify potential differences that could arise from the adoption of ASU 2014-09. Beyond its core revenue streams, and the items listed above, the Company has also evaluated the impact of ASU 2014-09 on certain ancillary transactions and other arrangements.

As a result of its assessment efforts, the Company does not currently anticipate any material changes to its processes, financial condition, or results of operations upon adoption of ASU 2014-09. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan to adoption accordingly.

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

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact on its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases in Note 9 – Commitments and Contingencies, are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change. This change will have no impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-02 was taken into consideration when determining its loan covenants.

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

Hedging

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements and related disclosures.

Immaterial Error Correction

As discussed in Note 12 – Quarterly Consolidated Financial Information (unaudited), during the fourth quarter of fiscal year 2018, the Company determined that it had incorrectly included certain accrued capital expenditures as cash flows used in investing activities, and therefore, has restated related quarterly information. The Company determined that the error did not have a material impact on the financial statements for fiscal years 2017 and 2016, but has elected to correct the 2017 and 2016 statements of cash flows in the accompanying consolidated financial statements to reflect the immaterial error correction.

The corrections resulted in an increase (decrease) in cash provided by operating activities and cash used in investing activities within the 2017 and 2016 consolidated statements of cash flows of $411,000, $(411,000), $(1.2) million, and $1.2 million, respectively.

Certain amounts disclosed in the accompanying notes to the financial statements have been revised to reflect the corrections.

2.            Acquisition of O

On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O achieving certain EBITDA targets. O, founded in 1995, is based in Petaluma, California, and produces specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The potential earn out payment up to $7.5 million is based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O will earn the equivalent of the EBITDA achieved by O for that fiscal year up to $4.6 million over the three year period. The former owners can then earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period.  During the fourth quarter of fiscal year 2017, the Company performed, with the assistance of a third party appraiser, an analysis of O’s projected EBITDA over the next three years. Based on this analysis the Company recorded a $5.9 million liability as of May 28, 2017, representing the present value of the expected earn out payments. During the fourth quarter of fiscal year 2018, the Company performed, with the assistance of a third party appraiser, an analysis of O’s projected EBITDA over the next three years. Based on this analysis, and primarily due to O’s financial results in fiscal year 2018, which were well below the prior year projections for fiscal year 2018 due primarily to significant delays in completing the construction of O’s new vinegar production facility, the Company recorded to SG&A a $1.9 million reduction into the contingent consideration liability, resulting in a liability of $4.0 million at May 27, 2018.

The operating results of O are included in the Company’s financial statements beginning March 1, 2017, in the Other segment.  Included in the Company’s results for O for the fiscal year 2018 was $3.8 million of revenues and a loss of $960,000.

Intangible Assets

The Company identified two intangible assets in connection with the O acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer base valued at $700,000 with an eleven year useful life. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $5.2 million on the closing date, which represents the goodwill amount resulting from the acquisition which can be attributable to O’s long history, future prospects and the expected operating synergies with Apio’s salad business and distribution and logistics capabilities. The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment exist.

Acquisition-Related Transaction Costs

The Company recognized $159,000 of acquisition-related expenses that were expensed in the year ended May 28, 2017 and are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss) for the year ended May 28, 2017. These expenses included legal, accounting and tax service fees and appraisals fees.

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

The Company recorded $1.7 million, $1.7 million and $1.7 million in dividend income for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016, respectively. The increase in the fair market value of the Company’s investment in Windset for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016 was $2.9 million, $900,000 and $1.2 million, respectively, and is included in other income in the accompanying Consolidated Statements of Income (Loss).

The Company also entered into an exclusive license agreement with Windset, which was executed in June 2010, prior to contemplation of Apio’s investment in Windset.

4.            Property and Equipment

Property and equipment consists of the following (in thousands):

	Years of			Year Ended
	Useful Life			May 27, 2018	May 28, 2017
Land and buildings	15	-	40	$90,712	$86,983
Leasehold improvements	3	-	20	2,607	1,190
Computers, capitalized software, machinery, equipment and autos	3	-	20	120,418	97,375
Furniture and fixtures	3	-	7	1,673	1,272
Construction in process				13,100	6,811
Gross property and equipment				228,510	193,631
Less accumulated depreciation and amortization				(68,886)	(60,411)
Net property and equipment				$159,624	$133,220

Depreciation and amortization expense for property and equipment for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016 was $11.0 million, $9.6 million and $8.2 million, respectively. Amortization related to capitalized leases, which is included in depreciation expense, was $135,000, $135,000, and $49,000 for fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016, respectively. Amortization related to capitalized software was $632,000, $414,000, and $269,000 for fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016, respectively. The unamortized computer software costs as of May 27, 2018 and May 28, 2017 was $2.5 million and $2.2 million, respectively. Capitalized interest was $563,000, $514,000, and $487,000 for fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016, respectively.

5.            Intangible Assets

The carrying amount of goodwill as of May 27, 2018, May 28, 2017 and May 29, 2016 was $35.4 million for the Packaged Fresh Vegetables segment, $13.9 million for the Biomaterials segment, and $5.2 million for the Other segment.

Other intangible assets consisted of the following (in thousands):

	Trademarks and Trade names	Customer Relationships	Total
Balance as of May 31, 2015	48,428	7,835	56,263
Impairment during the period	(34,000)	—	(34,000)
Amortization expense	—	(867)	(867)
Balance as of May 29, 2016	14,428	6,968	21,396
Additions during the period	1,600	700	2,300
Amortization expense	—	(885)	(885)
Balance as of May 28, 2017	16,028	6,783	22,811
Amortization expense	—	(969)	(969)
Balance as of May 27, 2018	$16,028	$5,814	$21,842

Accumulated amortization of Trademarks and Trade names was $872,000 as of May 27, 2018 and May 28, 2017. Accumulated amortization of Customer Relationships as of May 27, 2018 and May 28, 2017 was $6.1 million and $5.1 million, respectively. Lifecore’s Customer Relationships amount of $3.7 million is being amortized over 12 years, Apio’s Customer Relationships amount of $7.5 million is being amortized over 13 years, and O’s Customer Relationships amount of $700,000 is being amortized over 11 years. The amortization expense for the next five fiscal years is estimated to be $949,000 per year.

6.            Stockholders’ Equity

Holders of Common Stock are entitled to one vote per share.

Convertible Preferred Stock

The Company has authorized two million shares of preferred stock, and as of May 27, 2018 has no outstanding preferred stock.

Common Stock and Stock Option Plans

At May 27, 2018, the Company had 2.9 million common shares reserved for future issuance under Landec equity incentive plans.

On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.

On October 19, 2017, 1.0 million shares were added to the Plan following stockholder approval at the 2017 Annual Meeting of Stockholders.

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 27, 2018, 2,070,705 options to purchase shares and restricted stock units (“RSUs”) were outstanding.

On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million shares were initially available for awards and as of May 27, 2018, 292,667 options to purchase shares and RSUs were outstanding.

Stock-Based Compensation Activity

Activity under all Landec equity incentive plans is as follows:

		Restricted Stock Outstanding		Stock Options Outstanding
	RSUs and Options Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Balance at May 31, 2015	881,143	392,771	$14.15	1,736,718	$11.19
Granted	(443,175)	177,675	$12.10	265,500	$12.04
Awarded/Exercised	—	(32,439)	$13.28	(220,717)	$6.44
Forfeited	28,000	(11,166)	$14.36	(24,473)	$14.38
Plan shares expired	—	—	—	(25,554)	$9.86
Balance at May 29, 2016	465,968	526,841	$13.51	1,731,474	$11.90
Granted	(370,522)	130,522	$13.37	240,000	$11.58
Awarded/Exercised	—	(130,508)	$13.42	(357,639)	$5.93
Forfeited	59,793	(17,500)	$12.46	(42,293)	$12.16
Plan shares expired	—	—	—	—	$—
Balance at May 28, 2017	155,239	509,355	$13.53	1,571,542	$13.20
Additional shares reserved	1,000,000	—	—	—	—
Granted	(698,288)	200,288	$13.12	498,000	$12.93
Awarded/Exercised	—	(270,656)	$14.06	(29,333)	$7.36
Forfeited	85,324	(30,950)	$11.75	(23,334)	$12.55
Plan shares expired	—	—		(61,540)	$14.23
Balance at May 27, 2018	542,275	408,037	$12.99	1,955,335	$13.20

Upon vesting of certain RSUs and the exercise of certain options during fiscal years 2018, 2017 and 2016, certain RSUs and exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of Common Stock. The Company withheld shares with value equivalent to the exercise price for options and the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for fiscal years 2018, 2017 and 2016 were 121,652, 137,089 and 95,550 RSUs and options, respectively, which was based on the value of the option and/or RSUs on their exercise or vesting date as determined by the Company's closing stock price.

Total payments for employees' tax obligations to the taxing authorities during fiscal years 2018, 2017 and 2016 were approximately $1.5 million, $434,000 and zero, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.

The following table summarizes information concerning stock options outstanding and exercisable at May 27, 2018:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.66	-	$14.39	1,955,335	4.33	$13.20	$1,937,832	1,383,732	$13.43	$1,122,822

At May 27, 2018 and May 28, 2017 options to purchase 1,383,732 and 1,021,097 shares of Landec’s Common Stock were vested, respectively, and 571,603 and 550,445 were unvested, respectively. No options have been exercised prior to being vested. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.05 on May 27, 2018, which would have been received by holders of stock options had all holders of stock options exercised their stock options that were in-the-money as of that date. The total number of in-the-money stock options exercisable as of May 27, 2018, was 548,692 shares. The aggregate intrinsic value of stock options exercised during the fiscal year 2018 was $178,000.

Option Awards

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Vested	1,383,732	$13.43	3.65	$1,122,822
Expected to vest	571,603	$12.63	5.96	815,010
Total	1,955,335	$13.20	4.33	$1,937,832

As of May 27, 2018, there was $3.8 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.0 years for stock options and 1.9 years for restricted stock unit awards.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2018, 2017 and 2016, the Company did not purchase any shares on the open market.

7.             Debt

 Long-term debt consists of the following (in thousands):

	May 27, 2018	May 28, 2017
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N,A. (“BMO”), and City National Bank (“CNB”); due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$42,500	$47,500
Total principal amount of long-term debt	42,500	47,500
Less: unamortized debt issuance costs	(200)	(261)
Total long-term debt, net of unamortized debt issuance costs	42,300	47,239
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$37,360	$42,299

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2019	$5,000
Fiscal year 2020	5,000
Fiscal year 2021	5,000
Fiscal year 2022	27,500
Fiscal year 2023	—
Thereafter	—
Total	$42,500

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

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of May 27, 2018.

On November 1, 2016, the Company entered into an interest rate swap agreement (“Swap”) with BMO at a notional amount of $50 million. The Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of May 27, 2018, the interest rate on the Term Loan was 3.22%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

In connection with the Credit Agreement, the Company incurred in fiscal year 2017 lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively. Amortization of loan origination fees for fiscal years 2018, 2017 and 2016 were $181,000, $142,000 and $293,000, respectively.

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

As of May 27, 2018, $27.0 million was outstanding on the Revolver. As of May 27, 2018, the interest rate on the Revolver was 3.91% for the $23.0 million under the Libor option, and 5.75% for the $4.0 million under the Alternative Base Rate (Prime) option.

8.            Income Taxes

U.S Tax Reform Impact

On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which became effective on January 1, 2018. The TCJA makes broad changes to the U.S. tax code including, but not limited to, reducing the Company’s federal statutory tax rate from 35%, to an average rate of 29.35% for the fiscal year ended May 27, 2018, and then 21% for fiscal years thereafter; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations' creating a global intangibles low-taxed income inclusion (GILTI) and the base erosion anti-abuse tax (BEAT), a new minimum tax. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property; however, the domestic manufacturing deduction, from which the Company has historically benefitted, has been eliminated.

On December 22, 2017, SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for certain income tax effects of the TCJA. Pursuant to SAB 118, as of May 27, 2018, the Company had not yet completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes for the year ended May 27, 2018 is based in part on its best estimate of the effects of the transition tax and existing deferred tax balances with its understanding of the TCJA and guidance available as of the date of this filing. For the amounts which were reasonably estimable, we recognized a provisional remeasurement of $16.2 million of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an expense of $1.8 million. We are still analyzing certain aspects of the TCJA and refining the estimate of the expected reversal of our deferred tax balance. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The (benefit) provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Current:
Federal	$(2,854)	$1,388	$2,085
State	60	39	(96)
Foreign	83	82	83
Total	(2,711)	1,509	2,072

Deferred:
Federal	(7,122)	2,270	(9,165)
State	470	261	(611)
Total	(6,652)	2,531	(9,776)
Income tax (benefit) expense	$(9,363)	$4,040	$(7,704)

The actual provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Tax at U.S. statutory rate (1)	$4,784	$4,922	$(6,963)
State income taxes, net of federal benefit	439	307	(518)
Tax reform	(14,350)	—	—
Change in valuation allowance	(176)	85	6
Tax credit carryforwards	(777)	(834)	(156)
Other compensation-related activity	566	(365)	173
Domestic manufacturing deduction	—	(243)	(307)
Other	151	168	61
Income tax (benefit) expense	$(9,363)	$4,040	$(7,704)

(1) Statutory rate was 29.35% for fiscal year 2018 and 35% for fiscal years 2017 and 2016.

The decrease in the income tax expense for fiscal year 2018 was primarily due to the TCJA such as the statutory rate change for federal and state, and one-time transition tax on the repatriation of foreign earnings. Additionally, the effective tax rate for fiscal year 2018 decreased from expense of 29% to a benefit of 64% in comparison to fiscal year 2017.

Significant components of deferred tax assets and liabilities reported in the accompanying consolidated balance sheets consisted of the following (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017
Deferred tax assets:
Accruals and reserves	$1,421	$3,242
Net operating loss carryforwards	1,955	2,766
Stock-based compensation	1,247	2,032
Research and AMT credit carryforwards	2,032	1,050
Other	427	661
Gross deferred tax assets	7,082	9,751
Valuation allowance	(1,337)	(1,325)
Net deferred tax assets	5,745	8,426

Deferred tax liabilities:
Basis difference in investment in non-public company	(3,722)	(11,495)
Goodwill and other indefinite life intangibles	(8,201)	(11,119)
Depreciation and amortization	(11,307)	(10,393)
Deferred tax liabilities	(23,230)	(33,007)

Net deferred tax liabilities	$(17,485)	$(24,581)

The effective tax rates for fiscal year 2018 differ from the blended statutory federal income tax rate of 29.35% as a result of several factors, including change in ending federal and state deferred blended rate, one-time transition tax due to the repatriation of foreign earnings, the change in valuation allowance, limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits. The effective tax rates for fiscal year 2017 differ from the statutory federal income tax rate of 35% as a result of several factors, including non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, excess equity compensation benefits from the adoption of ASU 2016-09, domestic manufacturing deduction, the benefit of federal and state research and development credits, the change in valuation allowance, all of which is partially offset by state taxes. The effective tax rates for fiscal year 2016 differ from the statutory federal income tax rate of 35% as a result of several factors, including state taxes, non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, domestic manufacturing deduction, 162m limitation, the benefit of federal and state research and development credits and the change in valuation allowance.

During the fiscal year ended May 27, 2018, excess tax deficits related to stock-based compensation of $38,000 were reflected in the consolidated statements of income (loss) as a component of income tax expense as a result of the adoption of ASU 2016-09, specifically related to the prospective application of excess tax deficits and tax deficiencies related to stock-based compensation.

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

As of May 27, 2018, the Company had federal, Indiana, and other state net operating loss carryforwards of approximately $7.1 million, $5.6 million, and $3.1 million, respectively. These losses expire in different periods through 2032, if not utilized. The Company acquired additional net operating losses through the acquisition of GreenLine. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes are net of any such limitation.

The Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $0.4 million, $1.5 million, and $0.7 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for state purposes and a 20-year carryforward for federal purposes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of
	May 27, 2018	May 28, 2017	May 29, 2016
Unrecognized tax benefits – beginning of the period	$537	$842	$987
Gross increases – tax positions in prior period	21	11	1
Gross decreases – tax positions in prior period	—	(90)	(223)
Gross increases – current-period tax positions	116	93	77
Settlements	(95)	—	—
Lapse of statute of limitations	(100)	(319)	—
Unrecognized tax benefits – end of the period	$479	$537	$842

As of May 27, 2018, the total amount of net unrecognized tax benefits is $479,000, of which, $372,000, if recognized, would change the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 27, 2018. Additionally, the Company expects its unrecognized tax benefits to decrease by approximately $25,000 within the next 12 months.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

9.            Commitments and Contingencies

Operating Leases

Landec leases land, facilities, and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2030. Certain of these leases have renewal options.

The approximate future minimum lease payments under these operating leases at May 27, 2018 are as follows (in thousands):

Amount
Fiscal year 2019	$3,737
Fiscal year 2020	2,894
Fiscal year 2021	2,258
Fiscal year 2022	1,839
Fiscal year 2023	1,719
Thereafter	8,589
Total	$21,036

Rent expense for operating leases, including month to month arrangements was $6.1 million, $5.6 million and $4.5 million for the fiscal years 2018, 2017 and 2016, respectively.

Capital Leases

On September 3, 2015, Lifecore leased a 65,000 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Included in property, plant and equipment as of May 27, 2018 is $3.6 million associated with this capital lease. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging. Apio has a capital lease for office equipment for which the value of $79,000 is included in property, plant and equipment as of May 27, 2018.

Future minimum lease payments under capital leases for each year presented as are follows (in thousands):

Amount
Fiscal year 2019	$473
Fiscal year 2020	484
Fiscal year 2021	487
Fiscal year 2022	460
Fiscal year 2023	3,490
Thereafter	—
Total minimum lease payment	5,394
Less: amounts representing interest and taxes	(1,668)
Total	3,726
Less: current portion included in other accrued liabilities	(85)
Long-term capital lease obligation	$3,641

Purchase Commitments

At May 27, 2018, the Company was committed to purchase $24.4 million of produce and other materials during fiscal year 2019 in accordance with contractual terms at market rates. Payments of $35.8 million, $32.2 million and $30.5 million were made in fiscal years 2018, 2017 and 2016, respectively, under similar arrangements.

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

A settlement of the ULPs among the union, Apio, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments, $2.4 million of which was paid on July 3, 2017, $1.8 million which was paid on November 22, 2017 and $1.8 million which was paid in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion, of which $600,000 and $1.5 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company and Pacific Harvest each paid their portion of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

For fiscal years 2018, 2017 and 2016, the Company incurred legal expenses of $639,000, $2.1 million and $542,000, respectively, related to these actions. During the twelve months ended May 28, 2017, the Company recorded a legal settlement charge of $2.6 million related to these actions. As of May 27, 2018, the Company had accrued $1.0 million related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

10.          Employee Savings and Investment Plans

The Company sponsors a 401(k) plan which is available to all full-time Landec employees (“Landec Plan”), allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2018, 2017 and 2016, the Company contributed $1.8 million, $1.5 million and $1.3 million, respectively, to the Landec Plan.

11.          Business Segment Reporting

Prior to May 2018, the Company managed its business operations through three strategic business units based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer: Packaged Fresh Vegetables, Food Export and Biomaterials. However, in May 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, in all periods presented, have been reclassified to discontinued operations and are no longer reported as a separate segment.

The Packaged Fresh Vegetables segment markets and packs specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry. In addition, the Packaged Fresh Vegetables segment sells BreatheWay packaging to partners for fruit and vegetable products. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. Other includes licensing and R&D activities from Landec’s Intelimer polymers for agricultural products, personal care products and other industrial products and from the operations of the O business from its acquisition date of March 1, 2017 through May 27, 2018. The Other segment also includes corporate general and administrative expenses, non-Packaged Fresh Vegetables and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Canada	$78.0	$69.3	$80.6
Belgium	$17.2	$21.0	$13.4
Ireland	$4.1	$4.0	$3.2
United Kingdom	$0.8	$0.4	$0.6
Switzerland	$0.8	$0.3	$0.4
Mexico	$0.6	$0.5	$0.8
All Other Countries	$1.4	$3.4	$4.2

Operations by segment consisted of the following (in thousands):

Year Ended May 27, 2018	Packaged Fresh Vegetables	Biomaterials	Other (1)	Total
Net sales	$454,953	$65,427	$3,847	$524,227
International sales	$78,217	$24,468	$167	$102,852
Gross profit	$49,130	$28,568	$640	$78,338
Net income (loss) from continuing operations	$17,970	$11,631	$(3,840)	$25,761
Identifiable assets (2)	$251,500	$129,342	$23,861	$404,703
Depreciation and amortization	$8,056	$3,679	$677	$12,412
Capital expenditures	$11,171	$16,454	$5,965	$33,590
Dividend income	$1,650	$—	$—	$1,650
Interest income	$93	$—	$118	$211
Interest expense, net	$1,554	$—	$396	$1,950
Income tax (benefit) expense	$(9,537)	$2,638	$(2,464)	$(9,363)

Year Ended May 28, 2017
Net sales	$408,021	$59,392	$2,363	$469,776
International sales	$69,802	$29,053	$—	$98,855
Gross profit	$51,148	$26,755	$1,309	$79,212
Net income (loss) from continuing operations	$2,641	$10,228	$(2,734)	$10,135
Identifiable assets (2)	$211,381	$104,492	$42,735	$358,608
Depreciation and amortization	$7,312	$3,054	$311	$10,677
Capital expenditures	$11,294	$11,169	$540	$23,003
Dividend income	$1,650	$—	$—	$1,650
Interest income	$16	$—	$—	$16
Interest expense, net	$674	$13	$1,139	$1,826
Income tax expense	$823	$2,938	$279	$4,040

Year Ended May 29, 2016
Net sales	$423,859	$50,470	$2,589	$476,918
International sales	$81,242	$21,993	$—	$103,235
Gross profit	$40,479	$24,081	$2,221	$66,781
Net (loss) income from continuing operations	$(32,168)	$9,499	$10,679	$(11,990)
Identifiable assets (2)	$212,524	$98,986	$31,143	$342,653
Depreciation and amortization	$6,648	$2,606	$141	$9,395
Capital expenditures	$27,533	$12,162	$—	$39,695
Dividend income	$1,650	$—	$—	$1,650
Interest income	$46	$25	$—	$71
Interest expense, net	$1,721	$266	$—	$1,987
Income tax expense (benefit)	$415	$1,946	$(10,065)	$(7,704)

(1) The Other segment operating results for the year ended May 27, 2018, May 28, 2017 and May 29, 2016 have been restated to reflect the reclassification of the Food Export segment to discontinued operations.

(2) Assets of discontinued operations are included in Other for the years ended May 27, 2018, May 28, 2017, and May 29, 2016.

12.          Quarterly Consolidated Financial Information (unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2018 and 2017 (in thousands, except for per share amounts):

Fiscal Year 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$115,781	$122,461	$144,909	$141,076	$524,227
Gross profit	$18,802	$14,921	$19,806	$24,809	$78,338
Net income from continuing operations	$2,355	$414	$16,281	$6,711	$25,761
Net income applicable to common stockholders	$2,146	$487	$16,088	$6,108	$24,829
Net income per basic share from continuing operations	$0.08	$0.02	$0.59	$0.24	$0.93
Net income per diluted share from continuing operations	$0.08	$0.02	$0.58	$0.24	$0.92

Fiscal Year 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$109,055	$110,164	$129,292	$121,265	$469,776
Gross profit	$20,116	$17,103	$22,873	$19,120	$79,212
Net income from continuing operations	$3,183	$765	$3,591	$2,596	$10,135
Net income applicable to common stockholders	$3,312	$1,326	$3,500	$2,452	$10,590
Net income per basic share from continuing operations	$0.12	$0.03	$0.13	$0.09	$0.37
Net income per diluted share from continuing operations	$0.11	$0.03	$0.13	$0.09	$0.36

During the fourth quarter of fiscal year 2018, the Company determined that it had improperly included accrued capital expenditures in cash used in investing activities from the purchase of property and equipment in its statements of cash flows for the previous annual financial statements and the quarterly financial statements for fiscal years 2018 and 2017. While the Company concluded that the impact of these errors was not material to prior annual periods, the Company concluded that the errors were material to its 2018 and 2017 quarterly statements of cash flows. As a result, the Company has restated all quarterly periods in fiscal years 2018 and 2017 to reflect the correction of these errors (the Restatement). The following tables summarize the impact of the Restatement on the Company’s previously reported consolidated statements of cash flows included in the Quarterly Reports on Forms 10-Q for each respective period.

Fiscal Year 2018	1st Quarter	2nd Quarter	3rd Quarter
Cash provided by (used in) operating activities:
As Reported	$(131)	$4,330	$18,098
Adjustment	3,581	2,006	2,202
Restated	$3,450	$6,336	$20,300
Cash used in investing activities:
As Reported	$(3,288)	$(9,457)	$(20,544)
Adjustment	(3,581)	(2,006)	(2,202)
Restated	$(6,869)	$(11,463)	$(22,746)

Fiscal Year 2017	1st Quarter	2nd Quarter	3rd Quarter
Cash provided by operating activities:
As Reported	$6,467	$5,527	$23,181
Adjustment	3,502	4,185	3,445
Restated	$9,969	$9,712	$26,626
Cash used in investing activities:
As Reported	$(2,122)	$(4,724)	$(9,414)
Adjustment	(3,502)	(4,185)	(3,445)
Restated	$(5,624)	$(8,909)	$(12,859)

13.          Discontinued Operations

During the fourth quarter of fiscal year 2018, the Company discontinued its Food Export business. As a result, the Company met the requirements of ASC 205-20¸ to report the results of the Food Export segment as a discontinued operation and to classify the Food Export Segment as a group of assets and liabilities held for abandonment. The operating results for the Food Export business have therefore been reclassified as a discontinued operation.

The carrying amounts of the major classes of assets and liabilities of the Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017
Current and other assets, discontinued operations:
Cash and cash equivalents	$(8)	$(589)
Accounts receivable	518	1,184
Inventory	—	1,670
Other assets	—	269
Total assets, discontinued operations	$510	$2,534

Other current liabilities, discontinued operations:
Accounts payable	$230	$1,341
Accrued expenses and other current liabilities	228	785
Total other current liabilities, discontinued operations	$458	$2,126

Once the Food Export business was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s consolidated statements of income (loss) and the notes to the consolidated financial statements have been adjusted to exclude the Food Export business segment. Components of amounts reflected in (loss) income from discontinued operations, net of tax are as follows (in thousands):

	Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Revenues	$29,222	$62,481	$64,181
Cost of sales	(27,619)	(58,507)	(60,005)
Selling, general and administrative	(2,522)	(3,137)	(3,334)
Other	(269)	—	—
(Loss) income from discontinued operations before taxes	(1,188)	837	842
Income tax benefit (expense)	350	(295)	(300)
(Loss) income from discontinued operations, net of tax	$(838)	$542	$542

Cash provided by (used in) operating activities by the Food Export business totaled $580,000, $(515,000), and $11,000 for the fiscal years ended May 27, 2018, May 28, 2017, and May 29, 2016, respectively.

14.          Subsequent Events

Interest rate swap contract

On June 25, 2018, the Company entered into an interest rate swap contract (the “Swap”) with JPMorgan at a notional amount of $30.0 million. The Swap has the effect of converting the Company’s Revolver obligation from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%.

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

10.3

Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

10.4*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.5*	Form of Stock Grant Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.6*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.7*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.8*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.9*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.10*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.11*	First Amendment to the 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 23, 2017.

10.12*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.13*

Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.14*	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.15*	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

Exhibit Number	Exhibit Title

10.16*	2018 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 26, 2017.

10.17*

Employment Agreement between the Registrant and Gregory S. Skinner effective as of October 15, 2015, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.18*

Employment Agreements between the Registrant and Molly A. Hemmeter effective as of October 15, 2015, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 21, 2015.

10.19

Loan Agreement dated February 26, 2016 between the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.20	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.21	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.22

Guaranty dated February 26, 2016 between the Registrant and CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.23

Credit Agreement and Pledge and Security Agreement by and between the Registrant, and JPMorgan Chase Bank, N.A., BMO Harris Bank N.A., and City National Bank, dated September 23, 2016, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2016.

10.24*	Long-Term Incentive Plan for Fiscal Year 2019, incorporated herein by reference to Registrant’s Current Report on Form 8-k dated October 25, 2016.

10.25

Settlement Agreement amongst the Registrant, Apio, Inc., Rancho Harvest, Inc. and Pacific Harvest, Inc. and the plaintiffs named therein and Addendum to the Settlement Agreement effective as of May 5, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2017.

10.26

Purchase Agreement dated as of April 26, 2018, by and between Apio, Inc. Michael R. Mills, San Ysidro Farms, Inc., B&D Farms, Mahoney Brothers, and RCM Farms, LLC, incorporated here by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 2, 2018.

10.27	Letter Agreement dated May 22, 2018 among Registrant, Nelson Obus and Wynnefield Capital, Inc. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018.

21.1	Subsidiaries of the Registrant at May 27, 2018	State of Incorporation
	Apio, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

Exhibit Number	Exhibit Title
23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on August 9, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Molly A. Hemmeter
Molly A. Hemmeter	President and Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2018

/s/ Gregory S. Skinner
Gregory S. Skinner	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2018

/s/ Albert D. Bolles, Ph.D
Albert D. Bolles, Ph.D	Director	August 9, 2018

/s/ Debbie Carosella
Debbie Carosella	Director	August 9, 2018

/s/ Frederick Frank
Frederick Frank	Director	August 9, 2018

/s/ Steven Goldby
Steven Goldby	Director	August 9, 2018

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 9, 2018

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 9, 2018

/s/ Gary T. Steele
Gary T. Steele	Director	August 9, 2018

/s/ Robert Tobin
Robert Tobin	Director	August 9, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.