Form 10-Q
period 2018-08-26
LANDEC CORP \CA\
filed 2018-10-05
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended August 26, 2018, or

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

As of September 21, 2018, there were 27,749,280 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended August 26, 2018

i

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	August 26, 2018	May 27, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,359	$2,899
Accounts receivable, less allowance for doubtful accounts	48,660	53,877
Inventories	29,986	31,819
Prepaid expenses and other current assets	8,312	7,958
Other current assets, discontinued operations	—	510
Total Current Assets	88,317	97,063

Investment in non-public company, fair value	67,500	66,500
Property and equipment, net	165,875	159,624
Goodwill	54,510	54,510
Trademarks/tradenames, net	16,028	16,028
Customer relationships, net	5,576	5,814
Other assets	5,095	5,164
Total Assets	$402,901	$404,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,027	$34,668
Accrued compensation	4,953	9,978
Other accrued liabilities	8,845	8,706
Deferred revenue	2,062	2,625
Line of credit	39,000	27,000
Current portion of long-term debt	4,940	4,940
Other current liabilities, discontinued operations	—	458
Total Current Liabilities	86,827	88,375

Long-term debt, net	36,125	37,360
Capital lease obligation, less current portion	3,615	3,641
Deferred taxes, net	17,394	17,485
Other non-current liabilities	5,559	5,280
Total Liabilities	149,520	152,141

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,749 and 27,702 shares issued and outstanding at August 26, 2018 and May 27, 2018, respectively	28	28
Additional paid-in capital	142,805	142,087
Retained earnings	109,489	109,299
Accumulated other comprehensive income	1,059	1,148
Total Stockholders’ Equity	253,381	252,562
Total Liabilities and Stockholders’ Equity	$402,901	$404,703

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 26, 2018	August 27, 2017
Product sales	$124,668	$115,781

Cost of product sales	108,331	96,979

Gross profit	16,337	18,802

Operating costs and expenses:
Research and development	2,833	2,719
Selling, general and administrative	13,951	13,358
Total operating costs and expenses	16,784	16,077

Operating (loss) income	(447)	2,725

Dividend income	413	413
Interest income	46	31
Interest expense	(758)	(404)
Other income	1,000	900
Net income from continuing operations before taxes	254	3,665
Income tax expense	(64)	(1,310)
Net income from continuing operations	$190	$2,355

Discontinued operations:
Loss from discontinued operations	$—	$(203)
Income tax benefit	—	60
Loss from discontinued operations, net of tax	—	(143)
Consolidated net income	190	2,212
Non-controlling interest expense	—	(66)
Net income applicable to common stockholders	$190	$2,146

Basic net income (loss) per share:
Income from continuing operations	$0.01	$0.09
Loss from discontinued operations	—	(0.01)
Total basic net income per share	$0.01	$0.08

Diluted net income per share:
Income from continuing operations	$0.01	$0.08
Loss from discontinued operations	—	—
Total diluted net income per share	$0.01	$0.08

Shares used in per share computation:
Basic	27,738	27,506
Diluted	28,020	27,858

Other comprehensive loss, net of tax:
Net unrealized losses on interest rate swap contracts (net of tax effect of $27 and $57)	$(89)	$(103)
Other comprehensive loss, net of tax	(89)	(103)
Total comprehensive income	$101	$2,043

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of common stock at $6.82 to $14.39 per share, net of taxes paid by Landec on behalf of employees	8	—	—	—	—	—
Issuance of common stock for vested restricted stock units (“RSUs”)	39	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	728	—	—	728
Net income	—	—	—	190	—	190
Other comprehensive loss, net of tax	—	—	—	—	(89)	(89)
Balance at August 26, 2018	27,749	$28	$142,805	$109,489	$1,059	$253,381

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	August 26, 2018	August 27, 2017
Cash flows from operating activities:
Consolidated net income	$190	$2,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,145	2,954
Stock-based compensation expense	728	950
Deferred taxes	(63)	1,150
Change in investment in non-public company, fair value	(1,000)	(900)
Net gain on disposal of property and equipment	(3)	(2)
Changes in current assets and current liabilities:
Accounts receivable, net	5,735	(768)
Inventories	1,833	(2,849)
Prepaid expenses and other current assets	(363)	(841)
Accounts payable	(2,544)	4,664
Accrued compensation	(5,269)	(2,825)
Other accrued liabilities	386	(269)
Deferred revenue	(589)	(26)
Net cash provided by operating activities	2,186	3,450

Cash flows from investing activities:
Purchases of property and equipment	(14,440)	(5,727)
Issuance of note receivable	—	(1,185)
Proceeds from sales of fixed assets	3	43
Net cash used in investing activities	(14,437)	(6,869)

Cash flows from financing activities:
Proceeds from sale of common stock	—	1
Taxes paid by Company for employee stock plans	(10)	(43)
Payments on long-term debt	(1,271)	(1,271)
Proceeds from lines of credit	12,000	10,500
Payments on lines of credit	—	(3,000)
Other, net	—	14
Net cash provided by financing activities	10,719	6,201
Net (decrease) increase in cash, cash equivalents and restricted cash (1)	(1,532)	2,782
Cash, cash equivalents and restricted cash, beginning of period (1)	3,216	5,734
Cash, cash equivalents and restricted cash, end of period (1)	$1,684	$8,516

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$3,118	$799

(1)

As a result of adopting ASU 2016-18, the Company now is required to include restricted cash as part of the change in the total cash balance. Accordingly, cash and cash equivalents at the beginning-of-period and end-of-period total amounts have been adjusted to include $325,000 of restricted cash for each of the periods presented. Refer to Note 1, "Recently Adopted Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements for more information.

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. Through its O Olive Oil and Vinegar (“O”) division, which the Company acquired on March 1, 2017, the Company sells premier California specialty olive oils and wine vinegars under the O brand to natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 26, 2018 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

In May 2018, the Company discontinued the Food Export business segment. As a result, the Food Export business segment has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360”) for the three months ended August 27, 2017.

The results of operations for the three months ended August 26, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

As disclosed in the Company’s fiscal 2018 Annual Report on Form 10-K, the Company determined that it had improperly included accrued capital expenditures in cash used in investing activities from the purchase of property and equipment in its Statements of Cash Flows for the previous annual financial statements and the quarterly financial statements for fiscal years 2018 and 2017. While the Company concluded that the impact of these errors was not material to prior annual periods, the Company concluded that the errors were material to its fiscal years’ 2018 and 2017 quarterly Statements of Cash Flows. As a result, cash used in operating and investing activities were both understated. Accordingly, the Company restated its fiscal years 2018 and 2017 quarterly Statements of Cash Flows in Note 12 – Quarterly Consolidated Financial Information (unaudited), in the Company’s fiscal year 2018 Annual Report on Form 10-K. The Statement of Cash Flows for the three months ended August 27, 2017 has been restated to reflect this error correction.

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

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any party, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its equity investment in the non-public company is not a VIE.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; inventories; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets including intangible assets; the valuation of investments; the valuation and recognition of stock-based compensation; the valuation of financial assets and liabilities; and the valuation of contingent consideration liabilities.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	August 26, 2018	May 27, 2018	August 27, 2017	May 28, 2017
Cash and cash equivalents	$1,359	$2,899	$8,264	$5,998
Restricted cash	325	325	325	325
Cash, discontinued operations	—	(8)	(73)	(589)
Cash, cash equivalents and restricted cash	$1,684	$3,216	$8,516	$5,734

Restricted Cash

The Company was required to maintain $325,000 of restricted cash as of both August 26, 2018 and May 27, 2018, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following (in thousands):

	August 26, 2018	May 27, 2018
Raw materials	$13,891	$15,286
Work in progress	3,146	3,672
Finished goods	12,949	12,861
Total	$29,986	$31,819

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Related Party Transactions

The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During the three months ended August 26, 2018 and August 27, 2017, the Company recognized revenues of $134,000 and $104,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $114,000 and $334,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of August 26, 2018 and May 27, 2018, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three months ended August 26, 2018 and August 27, 2017, the Company recognized cost of product sales of $6,000 and $0, respectively, in the accompanying Consolidated Statements of Comprehensive Income, from the sale of products purchased from Windset.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $248,000 were recorded as prepaid expenses and other current assets, and other assets, respectively, as of August 26, 2018, and $120,000 and $278,000, respectively, as of May 27, 2018. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $125,000 was recorded as current portion of long-term debt, and long-term debt, net, respectively, as of August 26, 2018 and $60,000 and $140,000, respectively, as of May 27, 2018. See Note 7 – Debt, of the Notes to Consolidated Financial Statements for further information.

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt approximates its carrying value.

Cash Flow Hedges

The Company has entered into interest rate swap contracts to manage interest rate risk. These derivative instruments may offset a portion of the changes in interest expense. The Company designates these derivative instruments as cash flow hedges. The Company accounts for its derivative instruments as either an asset or a liability and carries them at fair value in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative instrument and the resulting designation.

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

Accumulated Other Comprehensive Income (AOCI)

Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from the determination of net income. The Company’s AOCI consists of net deferred gains and losses on its interest rate swap contracts accounted for as cash flow hedges. The components of AOCI, net of tax, are as follows (in thousands):

AOCI
Accumulated OCI, net, as of May 27, 2018	$1,148
Unrealized losses on interest rate swap contracts, net of tax effect	(89)
Amounts reclassified from OCI	—
Accumulated OCI, net, as of August 26, 2018	$1,059

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.

Investment in Non-Public Company

On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 26, 2018 and May 27, 2018. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of August 26, 2018 and May 27, 2018. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

Fair Value Measurements

The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. See Note 3 – Investment in Non-public Company for further information. The Company also measures its contingent consideration liability at fair value. See Note 2 – Acquisition of O for further information. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

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

As of August 26, 2018 and May 27, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset and its contingent consideration liability from the acquisition of O.

The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.

The fair value of the Company’s contingent consideration liability from the acquisition of O utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition is considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three months ended August 26, 2018 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period. In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 26, 2018	At May 27, 2018
Revenue growth rates	6%	6%
Expense growth rates	6%	6%
Income tax rates	15%	15%
Discount rates	12%	12%

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

Impact on value of investment in Windset as of August 26, 2018
10% increase in revenue growth rates	$10,100
10% increase in expense growth rates	$(9,400)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(4,300)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at August 26, 2018			Fair Value at May 27, 2018
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contract	$—	$1,466	$—	$—	$1,529	$—
Investment in non-public company	—	—	67,500	—	—	66,500
Total assets	$—	$1,466	$67,500	$—	$1,529	$66,500

Liabilities:
Interest rate swap contract	$—	$54	$—	$—	$—	$—
Contingent consideration liability	—	—	4,000	—	—	4,000
Total liabilities	$—	$54	$4,000	$—	$—	$4,000

Revenue Recognition

See Note 9 – Business Segment Reporting, for a discussion about the Company’s three business segments; namely, Natural Foods, Biomaterials, and Other.

The Company follows the five step, principles-based model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer.

The revenue streams within the Company are consistent with those disclosed within Note 9 – Business Segment Reporting. For descriptions of the Company’s product offerings and segments refer to Note 11 – Business Segment Reporting in our annual report on Form 10-K for the year ended May 27, 2018.

The Company’s standard terms of sale are included in its contracts, purchase orders, and invoices. As such, all revenue is considered revenue recognized from contracts with customers. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. The Company has elected to account for shipping and handling as fulfillment activities, and not a separate performance obligation. The Company’s standard payment terms with its customers range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and slotting fees), which are accounted for as variable consideration to the Company’s variable consideration. The Company estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company does not anticipate significant changes in its estimates for variable consideration.

Occasionally, the Company enters into bill-and-hold arrangements, where it invoices the customer for products even though it retains possession of the products until a point-in-time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied, and revenue is generally recognized, at a point-in-time when the product is segregated from the Company’s general inventory, it's ready for shipment to the customer, and the Company does not have the ability to use the product or re-deploy it to another customer.

The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines (in thousands):

	Three Months Ended
Natural Foods:	August 26, 2018	August 27, 2017
Salads	$49,080	$42,048
Core vegetables	61,750	58,075
Other	1,221	3,494
Total	$112,051	$103,617

	Three Months Ended
Biomaterials:	August 26, 2018	August 27, 2017
Aseptic	$5,766	$7,026
Fermentation	3,070	2,791
Development services	3,781	2,347
Total	$12,617	$12,164

Shipping and Handling

Shipping and handling costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is segregated from the Company’s general inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The cost of shipping and handling services is recognized in Cost of product sales in the accompanying Consolidated Statements of Comprehensive Income.

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

The ULP claims were settled in fiscal year 2017 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion, of which $800,000 and $1.3 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of August 26, 2018 and May 27, 2018, the Company had accrued $0 and $1.0 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Recent Accounting Guidance

Recently Adopted Pronouncements

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on May 28, 2018. As a result of this retrospective adoption, the beginning-of-period and end-of-period total cash and cash equivalents in the Statement of Cash Flows have been adjusted to include restricted cash of $325,000 for all periods presented.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flow. Effective May 28, 2018, the Company adopted the ASU, without any impact to the presentation of its financial statements and disclosures.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which creates FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) and supersedes ASC Topic 605, Revenue Recognition. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers.

The Company adopted Topic 606 on May 28, 2018 using the modified retrospective method. The adoption of this Topic 606 did not have a material impact upon the timing and measurement of revenue recognition. Additionally, the Company concluded that its historical methodology for estimation and recognition of variable consideration, i.e., rebates and other cash-based customer incentives remains consistent with the requirements of Topic 606. Revenues from the Company’s Natural Foods segment are mostly generated from the sales of finished goods. Revenues from the Company’s Biomaterials segment are mostly generated from its supply and contract manufacturing arrangements. Such sales predominantly contain a single performance obligation and revenue is recognized at a point-in-time, when control of the product transfers from the Company to the customer.

The timing of revenue recognition for these types of sales remains virtually unchanged under Topic 606. In the notes to the consolidated financial statements, the Company has expanded its revenue recognition disclosures. The Company has elected the practical expedient that allows an election to account for the cost of shipping and handling that is performed after control of a good has been transferred to the customer as a fulfillment cost. Additionally, it has implemented changes to accounting policies and procedures, business processes, and controls in order to comply with the revenue recognition and disclosure requirements of Topic 606.

Recently Issued Pronouncements to be Adopted

Cloud Computing Arrangements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which requires that requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Accounting Standards Update generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11—Leases (Topic 842) – Targeted Improvements. This ASU provides transition relief on comparative reporting to the previously-issued ASU 2016-02 and related guidance. The Company will adopt ASU 2016-02 beginning in the first quarter of fiscal year 2020 on a modified retrospective basis.

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

As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-02 will have a significant impact on its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change. The adoption is not expected to an impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-02 was taken into consideration when determining its loan covenants.

2.	Acquisition of O

On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million over fiscal years 2018 through 2020 based upon O achieving certain EBITDA targets. All accounting for this acquisition is final.

The potential earn out payment of up to $7.5 million is based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O will earn the equivalent of the EBITDA achieved by O for that fiscal year in an amount not to exceed $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. Each quarter the Company performs, with the assistance of a third party appraiser, an analysis of O’s projected EBITDA over the earnout period. Based on this analysis, the Company records a contingent consideration liability, included in Other non-current liabilities. As of both August 26, 2018 and May 27, 2018, the contingent consideration liability was $4.0 million, representing the present value of the expected earn out payments.

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

The Shareholders’ Agreement between Apio and Windset, as amended on March 15, 2017, includes a put and call option (the “Put and Call Option”), which can be exercised on or after March 31, 2022, whereby Apio can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Apio, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Apio further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7 million. The Senior B preferred shares pay an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Apio have a put feature whereby Apio can sell back to Windset the $7 million at any time after October 29, 2017.

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

The investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that are not available to the common stockholders. As the put and call options require all of the various shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.

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

During each of the three months ended August 26, 2018 and August 27, 2017, the Company recorded $412,500 in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three month periods ended August 26, 2018 and August 27, 2017 was $1.0 million and $900,000, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.

4.	Stock-Based Compensation

The Company’s stock-based awards include stock option grants and restricted stock units (“RSUs”). The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes the stock-based compensation for stock options and RSUs (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017
Options	$221	$324
RSUs	507	626
Total stock-based compensation	$728	$950

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017
Cost of sales	$101	$124
Research and development	25	20
Selling, general and administrative	602	806
Total stock-based compensation	$728	$950

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the grant date. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

As of August 26, 2018, there was $6.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.1 years for stock options and 2.3 years for RSUs.

5.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	August 26, 2018	August 27, 2017
Numerator:
Net income applicable to common stockholders	$190	$2,146
Denominator:
Weighted average shares for basic net income per share	27,738	27,506
Effect of dilutive securities:
Stock options and RSUs	282	352
Weighted average shares for diluted net income per share	28,020	27,858
Diluted net income per share	$0.01	$0.08

For the three months ended August 26, 2018 and August 27, 2017, the computation of the diluted net income per share excludes the impact of options to purchase 1.4 million and 1.3 million shares, respectively, of Common Stock as such impacts would be antidilutive for those periods.

6.	Income Taxes

On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA makes broad changes to the U.S. tax code including, but not limited to, reducing the Company’s federal statutory tax rate from 35%, to an average rate of 29.4% for the fiscal year ended May 27, 2018, and then 21% for the three months ended August 26, 2018 and thereafter; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations' creating a global intangibles low-taxed income inclusion and the base erosion anti-abuse tax, a new minimum tax. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property, however, the domestic manufacturing deduction, from which the Company has historically benefitted, has been eliminated.

On December 22, 2017, Staff Accounting Bulletin (“SAB”) 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for certain income tax effects of the TCJA. Pursuant to SAB 118, as of August 26, 2018, the Company had not yet completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes for the three months ended August 26, 2018 is based in part on its best estimate of the effects of the transition tax and existing deferred tax balances with its understanding of the TCJA and guidance available as of the date of this filing. The Company is still analyzing certain aspects of the TCJA and refining the estimate of the expected reversal of the Company’s deferred tax balance. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The provision for income taxes for the three months ended August 26, 2018 and August 27, 2017 was $64,000 and $1.3 million, respectively. The effective tax rate for the three months ended August 26, 2018 and August 27, 2017 was 25% and 37%, respectively. The effective tax rate for the three months ended August 26, 2018 was higher than the statutory federal income tax rate of 21% primarily due to the impact of state taxes and stock based compensation, partially offset by the generation of federal and state R&D Credits.

As of August 26, 2018 and May 27, 2018, the Company had unrecognized tax benefits of approximately $590,000 and $479,000, respectively. Included in the balance of unrecognized tax benefits as of August 26, 2018 and May 27, 2018 was approximately $515,000 and $372,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 26, 2018 and May 27, 2018.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws.

7.	Debt

Long-term debt, net consists of the following (in thousands):

	August 26, 2018	May 27, 2018
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N.A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$41,250	$42,500
Total principal amount of long-term debt	41,250	42,500
Less: unamortized debt issuance costs	(185)	(200)
Total long-term debt, net of unamortized debt issuance costs	41,065	42,300
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$36,125	$37,360

On September 23, 2016, the Company entered into a Credit Agreement with JPMorgan, BMO, and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100.0 million revolving line of credit (the “Revolver”) and a $50.0 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset.

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

The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $75.0 million.

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of August 26, 2018.

On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50 million. The 2016 Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. As of August 26, 2018, the interest rate on the Term Loan was 4.09%. For further discussion regarding the Company’s use of derivative instruments, see the Financial Instruments section of Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies.

On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap has the effect of converting the Company’s Revolver obligation from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of August 26, 2018, $36.0 million was outstanding on the Revolver, at an interest rate of 4.09% under the Eurodollar option, and $3.0 million was outstanding under the Prime option.

8.	Stockholders’ Equity

During the three months ended August 26, 2018, the Company granted options to purchase 130,000 shares of common stock and awarded 235,000 RSUs.

As of August 26, 2018, the Company has reserved 2.9 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the fiscal year ended May 27, 2018 and the three months ended August 26, 2018, the Company did not purchase any shares on the open market.

9.	Business Segment Reporting

Prior to May 2018, the Company managed its business operations through three strategic reportable business segments: Packaged Fresh Vegetables, Food Export, and Biomaterials. These segments were based upon the information reported to the Chief Executive Officer, who is the chief operating decision maker ("CODM"). However, in May 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, for the three months ended August 27, 2017, have been reclassified to discontinued operations and are no longer reported as a separate segment.

Beginning in fiscal year 2019, the Company now has three strategic reportable business segments: the Natural Foods segment, the Biomaterials segment, and the Other segment. Our Natural Foods business is comprised of our historical Packaged Fresh Vegetables and BreatheWay® activities, our O olive oils and wine vinegars business and our new Now Planting® refrigerated soups business. Our Natural Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold under the Eat Smart® and GreenLine® brands. The Natural Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under our O brand and sales of soups under our Now Planting brand. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. The Other segment includes corporate general and administrative expenses, non-Natural Foods and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended
	August 26, 2018	August 27, 2017
Canada	$19.9	$18.0
Belgium	$2.0	$2.2
Ireland	$1.1	$0.8
Denmark	$0.2	$0.1
Switzerland	$0.1	$—
Mexico	$0.1	$0.1
All Other Countries	$0.4	$0.5

Operations by business segment consisted of the following (in thousands):

Three Months Ended August 26, 2018	Natural Foods	Biomaterials	Other	Total
Net sales	$112,051	$12,617	$—	$124,668
International sales	$20,112	$3,716	$—	$23,828
Gross profit	$13,370	$2,967	$—	$16,337
Net income (loss) from continuing operations	$1,768	$(547)	$(1,031)	$190
Depreciation and amortization	$2,095	$976	$74	$3,145
Dividend income	$413	$—	$—	$413
Interest income	$31	$—	$15	$46
Interest expense, net (1)	$587	$—	$171	$758
Income tax expense (benefit)	$663	$(182)	$(417)	$64

Three Months Ended August 27, 2017
Net sales	$103,617	$12,164	$—	$115,781
International sales	$18,174	$3,499	$—	$21,673
Gross profit	$15,280	$3,522	$—	$18,802
Net income (loss) from continuing operations	$3,821	$(155)	$(1,311)	$2,355
Depreciation and amortization	$2,052	$865	$37	$2,954
Dividend income	$413	$—	$—	$413
Interest income	$11	$—	$20	$31
Interest expense, net	$—	$—	$404	$404
Income tax expense (benefit)	$1,096	$(27)	$241	$1,310

(1) Beginning in first quarter of fiscal 2019, the Company began allocating interest expense to its reportable segments in information provided to its CODM to enhance visibility into how financing activities impact the discrete financial results.

During the three months ended August 26, 2018 and August 27, 2017, sales to the Company’s top five customers accounted for 48% and 47% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Natural Foods segment, accounted for 19% and 18%, respectively, of revenues for the three months ended August 26, 2018, and 18% for both for the three months ended August 27, 2017. The Company expects that, for the foreseeable future, a limited number of customers may continue to account for a significant portion of its revenues.

10.	Discontinued Operations

During the fourth quarter of fiscal year 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20¸ to report the results of the Food Export business segment as a discontinued operation and to classify the Food Export segment as a group of assets and liabilities held for abandonment. The operating results for the Food Export business segment have therefore been reclassified as a discontinued operation.

The carrying amounts of the major classes of assets and liabilities of the Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	Period Ended
	August 26, 2018	May 27, 2018
Current and other assets, discontinued operations:
Cash and cash equivalents	$—	$(8)
Accounts receivable	—	518
Inventory	—	—
Other assets	—	—
Total assets, discontinued operations	$—	$510

Other current liabilities, discontinued operations:
Accounts payable	$—	$230
Accrued expenses and other current liabilities	—	228
Total other current liabilities, discontinued operations	$—	$458

After the Food Export business segment was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive Income and the notes to the consolidated financial statements have been adjusted to exclude the food export business segment for the three months ended August 27, 2017. Components of amounts reflected in loss from discontinued operations, net of tax are as follows (in thousands) for the three months ended:

	August 26, 2018	August 26, 2018
Revenues	$—	$7,576
Cost of sales	—	(7,092)
Selling, general and administrative	—	(687)
Other	—	—
Loss from discontinued operations, before taxes	—	(203)
Income tax benefit	—	60
Loss from discontinued operations, net of tax	$—	$(143)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the fiscal year ended May 27, 2018 with the exception of the adoption of Topic 606 which is discussed further in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Recently Issued Accounting Pronouncements

The Company is subject to several recently issued accounting pronouncements. Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements of the Notes to the Consolidated Financial Statements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Natural Foods segment, which includes the Apio, Inc. (“Apio”) Eat Smart® brand, the O Olive Oil and Vinegar (“O”) business we sell premium California sourced specialty olive oils and wine vinegar products and the newly created Now Planting® brand, we market and sell plant-based refrigerated soups which began in September 2018, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Natural Foods and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Natural Foods and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Lifecore.

Landec has three reportable business segments – Natural Foods and Biomaterials, each of which is described below and an Other segment. Financial information concerning each of these segments is summarized in Note 9 – Business Segment Reporting.

The Natural Foods business is comprised of the Eat Smart brand (formerly in Packaged Fresh Vegetables), which combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor and the GreenLine® brand to foodservice operators, as well as under private labels. Within the Eat Smart brand, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain. Apio also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.

The Natural Foods business also includes sales of olive oils and wine vinegars under our O brand and sales of soups under our Now Planting brand.

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

Description of Core Business

Landec operates its business in three reportable business segments: Natural Foods and Biomaterials, and it has an Other segment.

Natural Foods

The Natural Foods business is comprised of Apio’s packaged fresh vegetables business sold primarily under the Eat Smart brand, O branded olive oils and wine vinegars and Now Planting branded refrigerated plant-based soups.

Packaged Fresh Vegetables

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

Most vegetable products packaged in the Company’s BreatheWay packaging have a shelf-life of approximately 17 days. In addition to packaging innovation, the Company has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. More recently, the Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Chopped and Crumble, Southwest Salad, and Asian Sesame and more recently a new line of single-serve salads under our new Salad Shake-Ups!™ brand. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where the superfood products can fit into consumers’ daily healthy food choices.

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

O Olive Oils & Vinegars (O)

The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in over 4,000 natural food, conventional grocery and mass retail stores, primarily in the United States and Canada

Now Planting Soups

The Company created the Now Planting brand to offer pure-plant meal solutions for the fresh, refrigerated sections of retail and club stores. The Company has been developing new lines of products to be launched under its new Now Planting brand with the first line being refrigerated soups which the Company began shipping in September 2018.

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

(4)

Maintain flexibility in product development and supply relationships: Lifecore’s vertically integrated development and manufacturing capabilities allow it to establish a variety of contractual relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying HA raw materials to providing technology transfer and development services to manufacturing aseptically filled, finished sterile products, and assuming full supply chain responsibilities.

Other

Included in the Other segment is Corporate.

Results of Operations

Revenues (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017	Change
Natural Foods	$112,051	$103,617	8%
Biomaterials	12,617	12,164	4%
Total Revenues	$124,668	$115,781	8%

Natural Foods

Natural Foods revenues consist of revenues generated from the sale of specialty packaged fresh-cut and whole processed vegetable products that are washed and packaged in the Company’s proprietary packaging and sold under the Eat Smart and GreenLine brands and various private labels. In addition, the Natural Foods reportable business segment includes the revenues generated from the sale of BreatheWay packaging to license partners and from the sales of olive oils and vinegars by O.

The increase in Natural Foods revenues for the three months ended August 26, 2018 compared to the same period last year was primarily due to a 13% unit volume sales increase principally resulting from increased demand from existing customers centered in our line of salad kit products. This increase was partially offset by a slight sales decrease at O and in our membrane business.

Biomaterials (Lifecore)

Lifecore generates revenue from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from three integrated activities: (1) Aseptically filled syringes and vials, which represented approximately 46% of Lifecore’s revenues in fiscal year 2018, (2) Fermentation products, which represented approximately 32% of Lifecore’s revenues in fiscal year 2018, and (3) Business development activities, which represented approximately 22% of Lifecore’s revenues in fiscal year 2018.

The increase in Lifecore’s revenues for the three months ended August 26, 2018 compared to the same period last year was due to a $1.4 million increase in development revenues as a result of new development services, and a $279,000 increase in fermentation revenues. These increases were partially offset by a $1.3 million decrease in aseptic revenues as a result of the timing of shipments within the fiscal year compared to last fiscal year.

Gross Profit (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017	Change
Natural Foods	$13,370	$15,280	(13%)
Biomaterials	2,967	3,522	(16%)
Total Gross Profit	$16,337	$18,802	(13%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the costs related to the sale of products in accordance with GAAP. These costs include the following: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three months ended August 26, 2018 compared to the same period last year as outlined in the table above.

Natural Foods

The decrease in gross profit for the Natural Foods business for the three months ended August 26, 2018 compared to the same period last year was primarily due to increased labor, packaging and freight costs in our Eat Smart packaged fresh vegetables business.

Biomaterials (Lifecore)

The decrease in Lifecore’s gross profit for the three months ended August 26, 2018 compared to the same period last year was due to an unfavorable product mix shift and due to the timing of production and shipments within fiscal year 2019.

Operating Expenses (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017	Change
Research and Development:
Natural Foods	$1,357	$1,017	33%
Lifecore	1,205	1,368	(12%)
Other	271	334	(19%)
Total R&D	$2,833	$2,719	4%

Selling, General and Administrative:
Natural Foods	$9,057	$8,534	6%
Lifecore	1,598	1,515	5%
Other	3,296	3,309	(0%)
Total SG&A	$13,951	$13,358	4%

Research and Development

Landec’s Research and Development (“R&D”) consisted primarily of product development and commercialization initiatives. R&D efforts in our Natural Foods business are primarily focused on innovating our current product lines such as salads and soups. In addition, R&D efforts focus on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on supporting the development and commercialization of new products and new technologies in the Company’s new natural food business.

The increase in R&D expenses for the three months ended August 26, 2018 compared to the same period last year was due to an increase in R&D expenses in our Natural Foods business as a result of an increase in product development activities for existing salad and vegetable kit products. This increase was partially offset by a decrease at Lifecore due to a greater percentage of personnel spending time on manufacturing activities versus R&D activities during the first quarter this year compared to the same period last year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three months ended August 26, 2018 compared to the same period last year was due to an increase in our Natural Foods and Lifecore businesses primarily as a result of increased salaries and benefit expenses.

Other (in thousands):

	Three Months Ended
	August 26, 2018	August 27, 2017	Change
Dividend Income	$413	$413	0%
Interest Income	$46	$31	48%
Interest Expense	$(758)	$(404)	88%
Other Income	$1,000	$900	11%
Income Tax Expense	$(64)	$(1,310)	(95%)
Non-controlling interest	$—	$(66)	(100%)

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three months ended August 26, 2018 compared to the same period last year.

Interest Income

The increase in interest income for the three months ended August 26, 2018 compared to the same period last year was not significant.

Interest Expense

The increase in interest expense for the three months ended August 26, 2018 compared to the same period last year was primarily due to the Company’s line of credit balance increasing from $10.5 million as of August 27, 2017 to $39.0 million as of August 26, 2018.

Other Income

The increase in other income for the three months ended August 26, 2018 was a result of the change in the fair value of the Company’s investment in Windset which increased $900,000 for the three months ended August 27, 2017 compared to an increase of $1.0 million for the three months ended August 26, 2018.

Income Taxes

The decrease in the income tax expense during the three months ended August 26, 2018 compared to the same period last year was primarily due to a $3.4 million decrease in pre-tax income and a decrease in the statutory tax rate for the three months ended August 26, 2018 compared to the same period last year.

Liquidity and Capital Resources

As of August 26, 2018, the Company had cash and cash equivalents of $1.4 million, a net decrease of $1.5 million from $2.9 million as of May 27, 2018.

Cash Flow from Operating Activities

The Company generated $2.2 million of net cash from operating activities during the three months ended August 26, 2018, compared to generating $3.5 million of net cash from operating activities for the three months ended August 27, 2017. The primary sources of net cash from operating activities during the three months ended August 26, 2018 were from (1) $190,000 of net income, and (2) $3.9 million of depreciation/amortization and stock based compensation expense. These sources of cash were slightly offset by (1) a net increase of $811,000 in working capital, and (2) $1.0 million from the increase in fair value of the Windset investment. The primary factors which increased working capital during the first three months of fiscal year 2019 were (1) a $5.3 million decrease in accrued compensation due to fiscal year 2018 earned bonuses being paid during the first quarter of fiscal year 2019, (2) a $2.5 million decrease in accounts payable due to the timing of vendor payments, and (3) a $589,000 decrease in deferred revenue due to the timing of billings at Lifecore. The increases in working capital were partially offset by (1) a $5.7 million decrease in accounts receivable at Apio from lower sales and the timing of customer payments in August 2018 compared to May 2018, and (2) a $1.8 million decrease in inventory primarily related to the timing of shipments at Apio in August 2018 compared to May 2018.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended August 26, 2018 was $14.4 million compared to $6.9 million for the same period last year. The primary uses of cash in investing activities during the first three months of fiscal year 2019 were for the purchase of $14.4 million of equipment, primarily to support the growth of the Natural Foods and Lifecore businesses.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended August 26, 2018 was $10.7 million compared to $6.2 million for the same period last year. The net cash provided by financing activities during the first three months of fiscal year 2019 was due to $12.0 million of borrowing under the Company’s line of credit. These borrowings were partially offset by $1.3 million of payments on the Company’s long-term debt.

Capital Expenditures

During the three months ended August 26, 2018, Landec purchased equipment to support the growth of the Natural Foods and Lifecore businesses. These expenditures represented the majority of the $14.4 million of capital expenditures in the period.

Debt

On September 23, 2016, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N.A. and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100 million revolving line of credit (the “Revolver”) and a $50 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset.

Both the Revolver and the Term Loan mature in five years (on September 23, 2021), with the Term Loan providing for quarterly principal payments of $1.25 million commencing December 1, 2016, with the remainder due at maturity.

See Note 7 – Debt, of the Notes to Consolidated Financial Statements for further discussion of the Company’s debt arrangements.

Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first three months of fiscal year 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The disclosure controls and procedures are intended to ensure that information required to be disclosed in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, although the Company has initiated its remediation plan to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of August 26, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended August 26, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018, we initiated a remediation plan to address the material weakness in our internal control over financial reporting identified as of the fiscal year then-ended. Our efforts to improve our internal controls are ongoing.

For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of May 27, 2018, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

Part II. Other Information

Item 1.	Legal Contingencies

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

The ULP claims were settled in fiscal year 2017 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion, of which $800,000 and $1.3 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of August 26, 2018 and May 27, 2018, the Company had accrued $0 and $1.0 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Item 1A. Risk Factors

Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws. Other than this item, there have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 27, 2018 filed with the Securities and Exchange Commission on August 10, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on August 26, 2018.

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

Date:     October 4, 2018