Form 10-Q
period 2018-11-25
LANDEC CORP \CA\
filed 2019-01-07
CIK 1005286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended November 25, 2018, or

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

Registrant's telephone number, including area code:

(650) 306-1650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Market

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

As of December 20, 2018, there were 29,170,248 shares of Common Stock outstanding.

LANDEC CORPORATION

FORM 10-Q

For the Fiscal Quarter Ended November 25, 2018

i

LANDEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	November 25, 2018	May 27, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,514	$2,899
Accounts receivable, less allowance for doubtful accounts	53,420	53,877
Inventories	31,628	31,819
Prepaid expenses and other current assets	5,904	7,958
Other current assets, discontinued operations	—	510
Total Current Assets	92,466	97,063

Investment in non-public company, fair value	68,100	66,500
Property and equipment, net	170,517	159,624
Goodwill	54,510	54,510
Trademarks/tradenames, net	16,028	16,028
Customer relationships, net	5,338	5,814
Other assets	4,695	5,164
Total Assets	$411,654	$404,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,719	$34,668
Accrued compensation	6,824	9,978
Other accrued liabilities	9,922	8,706
Deferred revenue	1,717	2,625
Line of credit	42,000	27,000
Current portion of long-term debt	4,940	4,940
Other current liabilities, discontinued operations	—	458
Total Current Liabilities	97,122	88,375

Long-term debt, net	34,889	37,360
Capital lease obligation, less current portion	3,589	3,641
Deferred taxes, net	17,707	17,485
Other non-current liabilities	4,774	5,280
Total Liabilities	158,081	152,141

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 27,785 and 27,702 shares issued and outstanding at November 25, 2018 and May 27, 2018, respectively	28	28
Additional paid-in capital	143,506	142,087
Retained earnings	108,904	109,299
Accumulated other comprehensive income	1,135	1,148
Total Stockholders’ Equity	253,573	252,562
Total Liabilities and Stockholders’ Equity	$411,654	$404,703

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Product sales	$124,912	$122,461	$249,580	$238,242
Cost of product sales	108,319	107,540	216,650	204,519
Gross profit	16,593	14,921	32,930	33,723

Operating costs and expenses:
Research and development	2,533	3,372	5,366	6,091
Selling, general and administrative	14,666	12,244	28,617	25,602
Total operating costs and expenses	17,199	15,616	33,983	31,693
Operating (loss) income	(606)	(695)	(1,053)	2,030

Dividend income	412	412	825	825
Interest income	33	42	79	73
Interest expense	(746)	(480)	(1,504)	(884)
Other income	600	1,300	1,600	2,200
Net (loss) income from continuing operations before tax	(307)	579	(53)	4,244
Income tax expense	(277)	(165)	(342)	(1,475)
Net (loss) income from continuing operations	$(584)	$414	$(395)	$2,769

Discontinued operations:
Income (loss) from discontinued operations	$—	$141	$—	$(62)
Income tax (expense) benefit	—	(42)	—	18
Income (loss) from discontinued operations, net of tax	—	99	—	(44)
Consolidated net (loss) income	(584)	513	(395)	2,725
Non-controlling interest expense	—	(26)	—	(92)
Net (loss) income applicable to common stockholders	$(584)	$487	$(395)	$2,633

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.01)	$0.10
Income (loss) from discontinued operations	—	—	—	—
Total basic net (loss) income per share	$(0.02)	$0.02	$(0.01)	$0.10

Diluted net (loss) income per share
(Loss) income from continuing operations	$(0.02)	$0.02	$(0.01)	$0.10
Income (loss) from discontinued operations	—	—	—	—
Total diluted net (loss) income per share	$(0.02)	$0.02	$(0.01)	$0.10

Shares used in per share computation
Basic	27,764	27,518	27,751	27,512
Diluted	27,764	27,875	27,751	27,866

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on interest rate swaps (net of tax effect of $53, $140, $(25), and $85)	$76	$239	$(13)	$136
Other comprehensive income (loss), net of tax	76	239	(13)	136
Total comprehensive (loss) income	$(508)	$726	$(408)	$2,769

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of common stock at $6.82 to $14.39 per share, net of taxes paid by Landec on behalf of employees	8	—	—	—	—	—
Issuance of common stock for vested restricted stock units (“RSUs”)	75	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(247)	—	—	(247)
Stock-based compensation	—	—	1,666	—	—	1,666
Net loss	—	—	—	(395)	—	(395)
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)
Balance at November 25, 2018	27,785	$28	$143,506	$108,904	$1,135	$253,573

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION

Consolidated StatementS of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	November 25, 2018	November 26, 2017
Cash flows from operating activities:
Consolidated net (loss) income	$(395)	$2,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,458	5,934
Stock-based compensation expense	1,666	2,066
Deferred taxes	226	1,364
Change in investment in non-public company, fair value	(1,600)	(2,200)
Change in contingent consideration liability	(900)	—
Net loss (gain) on disposal of property and equipment	1	(45)
Changes in current assets and current liabilities:
Accounts receivable, net	975	(9,273)
Inventories	191	(5,546)
Prepaid expenses and other current assets	2,267	(904)
Accounts payable	(1,381)	13,621
Accrued compensation	(3,322)	(497)
Other accrued liabilities	1,575	(2,272)
Deferred revenue	(958)	1,363
Net cash provided by operating activities	4,803	6,336

Cash flows from investing activities:
Purchases of property and equipment	(18,588)	(9,437)
Issuance of note receivable	—	(2,099)
Proceeds from collections of notes receivable	195	—
Proceeds from sales of fixed assets	3	73
Net cash used in investing activities	(18,390)	(11,463)

Cash flows from financing activities:
Proceeds from sale of common stock	—	1
Taxes paid by Company for employee stock plans	(247)	(256)
Payments on long-term debt	(2,543)	(2,543)
Proceeds from lines of credit	15,000	14,500
Payments on lines of credit	—	(7,500)
Payments to non-controlling interest	—	(115)
Other, net	—	—
Net cash provided by financing activities	12,210	4,087
Net decrease in cash, cash equivalents and restricted cash (1)	(1,377)	(1,040)
Cash, cash equivalents and restricted cash, beginning of period (1)	3,216	5,734
Cash, cash equivalents and restricted cash, end of period (1)	$1,839	$4,694

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,319	$2,374

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

LANDEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers. The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and foodservice operators, primarily in the United States, Canada, and Asia through its Apio, Inc. (“Apio”) subsidiary, and sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements. The Company also sells premier California specialty olive oils and wine vinegars under its O Olive & Vinegar® (“O”) brand to natural food, conventional grocery and mass retail stores, primarily in the United States and Canada and sells pure plant-based soups under its Now Planting® brand.

The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 25, 2018 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2018.

The Company’s fiscal year is the 52- or 53-week period that ends on the last Sunday of May with quarters within each year ending on the last Sunday of August, November, and February; however, in instances where the last Sunday would result in a quarter being 12-weeks in length, the Company’s policy is to extend that quarter to the following Sunday. A 14th week is included in the fiscal year every five or six years to realign the Company’s fiscal quarters with calendar quarters.

In May 2018, the Company discontinued the Food Export business segment. As a result, the Food Export business segment has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360”) for the six months ended November 26, 2017.

The results of operations for the six months ended November 25, 2018 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Apio’s food business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

As disclosed in the Company’s fiscal year 2018 Annual Report on Form 10-K, the Company determined that it had improperly included accrued capital expenditures in cash used in investing activities from the purchase of property and equipment in its Statements of Cash Flows for the previous annual financial statements and the quarterly financial statements for fiscal years 2018 and 2017. While the Company concluded that the impact of these errors was not material to prior annual periods, the Company concluded that the errors were material to its fiscal years’ 2018 and 2017 quarterly Statements of Cash Flows. As a result, cash used in operating and investing activities were both understated. Accordingly, the Company restated its fiscal years 2018 and 2017 quarterly Statements of Cash Flows in Note 12 – Quarterly Consolidated Financial Information (unaudited), in the Company’s fiscal year 2018 Annual Report on Form 10-K. The Statement of Cash Flows for the six months ended November 26, 2017 has been restated to reflect this error correction.

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

Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	November 25, 2018	May 27, 2018	November 26, 2017	May 28, 2017
Cash and cash equivalents	$1,514	$2,899	$4,602	$5,998
Restricted cash	325	325	325	325
Cash, discontinued operations	—	(8)	(233)	(589)
Cash, cash equivalents and restricted cash	$1,839	$3,216	$4,694	$5,734

Restricted Cash

The Company was required to maintain $325,000 of restricted cash as of both November 25, 2018 and May 27, 2018, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following (in thousands):

	November 25, 2018	May 27, 2018
Raw materials	$14,607	$15,286
Work in progress	3,092	3,672
Finished goods	13,929	12,861
Total	$31,628	$31,819

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Related Party Transactions

The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During the three months ended November 25, 2018 and November 26, 2017, the Company recognized revenues of $109,000 and $91,000, respectively. During the six months ended November 25, 2018 and November 26, 2017, the Company recognized revenues of $244,000 and $195,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The related receivable balances of $207,000 and $334,000 are included in accounts receivable in the accompanying Consolidated Balance Sheets as of November 25, 2018 and May 27, 2018, respectively.

Additionally, unrelated to the revenue transactions above, the Company purchases produce from Windset for sale to third parties. During the three and six months ended November 25, 2018, the Company recognized cost of product sales of $0 and $6,000, respectively, in the accompanying Consolidated Statements of Comprehensive (Loss) Income, from the sale of products purchased from Windset.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Debt Issuance Costs

The Company records its line of credit debt issuance costs as an asset, and as such, $120,000 and $218,000 were recorded as prepaid expenses and other current assets, and other assets, respectively, as of November 25, 2018, and $120,000 and $278,000, respectively, as of May 27, 2018. The Company records its term debt issuance costs as a contra-liability, and as such, $60,000 and $110,000 was recorded as current portion of long-term debt, and long-term debt, net, respectively, as of November 25, 2018 and $60,000 and $140,000, respectively, as of May 27, 2018. See Note 7 – Debt, of the Notes to Consolidated Financial Statements for further information.

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, and debt instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt approximates its carrying value.

Cash Flow Hedges

The Company has entered into interest rate swap contracts to manage interest rate risk. These derivative instruments may offset a portion of the changes in interest expense. The Company designates these derivative instruments as cash flow hedges. The Company’s derivative instruments are subject to master netting arrangements. These arrangements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. The Company accounts for its derivative instruments as either an asset or a liability and carries them at fair value in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative instrument and the resulting designation.

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

AOCI
Accumulated OCI, net, as of May 27, 2018	$1,148
Unrealized losses on interest rate swap contracts, net of tax effect	(13)
Amounts reclassified from OCI	—
Accumulated OCI, net, as of November 25, 2018	$1,135

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.

Investment in Non-Public Company

On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 25, 2018 and May 27, 2018. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.

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

Partial Self-Insurance on Employee Health and Workers Compensation Plans

The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of November 25, 2018 and May 27, 2018. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.

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

As of November 25, 2018 and May 27, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset and its contingent consideration liability from the acquisition of O.

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

In determining the fair value of the Company’s contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 25, 2018			At May 27, 2018
Cost of debt	5.3%	to	5.7%	4.7%	to	5.2%
Market price of risk adjustment		20%			20%
EBITDA volatility		24%			25%

The fair value of our contingent consideration liability is sensitive to change in forecasts and discount rates. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Contingent consideration liability as of November 25, 2018
10% increase in EBITDA forecast	$300

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the six months ended November 25, 2018 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period.

In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 25, 2018	At May 27, 2018
Revenue growth rates	6%	6%
Expense growth rates	6%	6%
Income tax rates	15%	15%
Discount rates	12%	12%

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

Impact on value of investment in Windset as of November 25, 2018
10% increase in revenue growth rates	$9,800
10% increase in expense growth rates	$(9,300)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(3,700)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at November 25, 2018			Fair Value at May 27, 2018
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$1,512	$—	$—	$1,529	$—
Investment in non-public company	—	—	68,100	—	—	66,500
Total assets	$—	$1,512	$68,100	$—	$1,529	$66,500

Liabilities:
Contingent consideration liability	—	—	3,100	—	—	4,000
Total liabilities	$—	$—	$3,100	$—	$—	$4,000

The following table reflects the fair value rollforward reconciliation of Level 3 assets and liabilities measured at fair value for the six months ended November 25, 2018 (in thousands):

	Windset Investment	Contingent Consideration Liability
Balance as of May 27, 2018	$66,500	$4,000
Fair value change	1,600	(900)
Balance as of November 25, 2018	$68,100	$3,100

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

The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines (in thousands):

	Three Months Ended		Six Months Ended
Natural Foods:	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Salads	$41,950	$44,578	$91,030	$86,626
Core vegetables	64,492	61,906	126,242	121,549
Other	3,024	1,864	4,245	3,790
Total	$109,466	$108,348	$221,517	$211,965

	Three Months Ended		Six Months Ended
Biomaterials:	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Aseptic	$8,128	$7,591	$13,894	$14,618
Fermentation	1,915	2,865	4,985	5,655
Development services	5,403	3,657	9,184	6,004
Total	$15,446	$14,113	$28,063	$26,277

Shipping and Handling

Shipping and handling costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is segregated from the Company’s general inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The cost of shipping and handling services is recognized in Cost of product sales. When the costs of shipping and handling are passed on to a customer, the related amount is recorded in revenue.

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

The ULP claims were settled in fiscal year 2017 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion. As of November 25, 2018, the outstanding balance of the receivable was $1.9 million of which $900,000 and $1.0 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will continue to be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest. The receivable is reviewed quarterly for collectability. At November 25, 2018, the Company has concluded that the receivable is not impaired and therefore is not subject to an impairment loss. At November 25, 2018, the carrying amount of $1.9 million is reflective of its fair value.

As of November 25, 2018 and May 27, 2018, the Company had accrued $0 and $1.0 million, respectively, related to these actions, which are included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Recent Accounting Guidance

Recently Adopted Pronouncements

Income Taxes

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-02 on August 27, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Stock Compensation

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-09 on May 28, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on May 28, 2018. As a result of this retrospective adoption, the beginning-of-period and end-of-period total cash and cash equivalents in the Statement of Cash Flows have been adjusted to include restricted cash of $325,000 for all periods presented.

Intra-Entity Transfers

In November 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Effective May 28, 2018, the Company adopted the ASU, without any impact to the presentation of its financial statements and disclosures.

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

Recently Issued Pronouncements to be Adopted

Disclosure simplification

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. Although this rule was effective on November 5, 2018, the SEC has provided for an extended transition period to implement the expanded shareholders’ equity disclosure requirements, which will be effective for the Company during the third quarter of fiscal 2019. The Company continues to evaluate the impact the application of this rule will have on its future financial statements and disclosures.

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

Financial Instruments – Credit Losses

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The potential earn out payment of up to $7.5 million is based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O will earn the equivalent of the EBITDA achieved by O for that fiscal year in an amount not to exceed $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. Each quarter the Company performs, with the assistance of a third party appraiser, an analysis of O’s projected EBITDA over the earnout period. Based on this analysis, the Company records a contingent consideration liability, included in Other non-current liabilities. As of November 25, 2018 and May 27, 2018, the contingent consideration liability was $3.1 million and $4.0 million, respectively, representing the present value of the expected earn out payments. The $900,000 reduction in the contingent consideration liability was recorded as a reduction to SG&A during the three and six months ended November 25, 2018 in the accompanying Consolidated Statements of Comprehensive Income.

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

At any time, Windset has the right to call the Senior B preferred shares owned by Apio. Windset’s partial call provision is restricted such that a partial call cannot result in Apio holding less than 10% of Windset’s common shares outstanding.

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

During each of the three months ended November 25, 2018 and November 26, 2017, the Company recorded $412,500 in dividend income. During each of the six months ended November 25, 2018 and November 26, 2017, the Company recorded $825,000 in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three month periods ended November 25, 2018 and November 26, 2017 was $600,000 and $1.3 million, respectively. The increase in the fair market value of the Company’s investment in Windset for the six month periods ended November 25, 2018 and November 26, 2017 was $1.6 million and $2.2 million, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.

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

The following table summarizes the stock-based compensation for stock options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Options	$223	$354	$444	$678
RSUs	715	762	1,222	1,388
Total stock-based compensation	$938	$1,116	$1,666	$2,066

      The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Cost of sales	$117	$137	$218	$261
Research and development	30	23	55	42
Selling, general and administrative	791	956	1,393	1,763
Total stock-based compensation	$938	$1,116	$1,666	$2,066

The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the grant date. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

As of November 25, 2018, there was $5.9 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.9 years for stock options and 2.2 years for RSUs.

5.	Diluted Net Income Per Share

The following table sets forth the computation of diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Numerator:
Net (loss) income applicable to Common Stockholders	$(584)	$487	$(395)	$2,633
Denominator:
Weighted average shares for basic net income per share	27,764	27,518	27,751	27,512
Effect of dilutive securities:
Stock options and restricted stock units	—	357	—	354
Weighted average shares for diluted net income per share	27,764	27,875	27,751	27,866

Diluted net (loss) income per share	$(0.02)	$0.02	$(0.01)	$0.10

Due to the Company’s net loss for the three and six months ended November 25, 2018, the net loss per share includes only weighted average shares outstanding and thus excludes 1.5 million and 1.4 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for these periods.

For the three and six months ended November 26, 2017, the computation of the diluted net income per share excludes the impact of options to purchase 1.3 million and 1.4 million shares, respectively, of Common Stock as such impacts would be antidilutive for those periods.

6.	Income Taxes

On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA makes broad changes to the U.S. tax code including, but not limited to, reducing the Company’s federal statutory tax rate from 35%, to an average rate of 29.4% for the fiscal year ended May 27, 2018, and then 21% for the three and six months ended November 25, 2018 and thereafter; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations' creating a global intangibles low-taxed income inclusion and the base erosion anti-abuse tax, a new minimum tax. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property, however, the domestic manufacturing deduction, from which the Company has historically benefitted, has been eliminated.

In March 2018, FASB issued Accounting Standards Update No. 2018-05, Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company's accounting for the Tax Act was incomplete as of May 27, 2018. As of November 25, 2018, the Company’s analysis for the Transition Tax and the re-measurement of deferred taxes due to the Tax Rate Reduction was considered to be complete and the Company does not expect its analysis to substantially change from its current result. The impact resulting from the completion of this analysis resulted in additional tax expense of $347,000 for the three and six months ended November 25, 2018. Ongoing guidance and accounting interpretation for the Tax Act are expected over the coming months and years and the Company will consider any changes in the accounting of the TCJA in the period in which such additional guidance is issued.

The provision for income taxes for the six months ended November 25, 2018 and November 26, 2017 was $342,000 and $1.5 million, respectively. The effective tax rate for the six months ended November 25, 2018 and November 26, 2017 was 25% and 35%, respectively. The effective tax rate for the six months ended November 25, 2018 was higher than the statutory federal income tax rate of 21% primarily due to the impact of state taxes and stock-based compensation, partially offset by the generation of federal & state R&D Credits.

As of November 25, 2018 and May 27, 2018, the Company had unrecognized tax benefits of approximately $582,000 and $479,000, respectively. Included in the balance of unrecognized tax benefits as of November 25, 2018 and May 27, 2018 was approximately $507,000 and $372,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 25, 2018 and May 27, 2018.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

The Company’s estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws.

7.	Debt

Long-term debt, net consists of the following (in thousands):

	November 25, 2018	May 27, 2018
Term loan with JPMorgan Chase Bank (“JPMorgan”), BMO Harris Bank N.A. (“BMO”), and City National Bank; due in quarterly principal and interest payments of $1,250 beginning December 1, 2016 through September 23, 2021 with the remainder due on maturity, with interest based on the Company’s leverage ratio at a per annum rate of the Eurodollar rate plus a spread of between 1.25% and 2.25%	$40,000	$42,500
Total principal amount of long-term debt	40,000	42,500
Less: unamortized debt issuance costs	(171)	(200)
Total long-term debt, net of unamortized debt issuance costs	39,829	42,300
Less: current portion of long-term debt, net	(4,940)	(4,940)
Long-term debt, net	$34,889	$37,360

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

The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of November 25, 2018.

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

On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap has the effect of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%.

In connection with the Credit Agreement, the Company incurred lender and third-party debt issuance costs of $897,000, of which $598,000 and $299,000 was allocated to the Revolver and Term Loan, respectively.

As of November 25, 2018, $42.0 million was outstanding on the Revolver, at an interest rate of 4.30% under the Eurodollar option.

8.	Stockholders’ Equity

During the three months ended November 25, 2018, the Company granted options to purchase 45,000 shares of common stock and awarded 19,000 RSUs. During the six months ended November 25, 2018, the Company granted options to purchase 175,000 shares of common stock and awarded 254,000 RSUs.

As of November 25, 2018, the Company has reserved 2.7 million shares of Common Stock for future issuance under its current and former equity plans.

On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the six months ended November 25, 2018, the Company did not repurchase any of its outstanding common stock.

9.	Business Segment Reporting

Prior to May 2018, the Company managed its business operations through three strategic reportable business segments: Packaged Fresh Vegetables, Food Export, and Biomaterials. These segments were based upon the information reported to the Chief Executive Officer, who is the chief operating decision maker (“CODM”). However, in May 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, for the three and six months ended November 26, 2017, have been reclassified to discontinued operations and are no longer reported as a separate segment.

Beginning in fiscal year 2019, the Company realigned the management of its business and now has three strategic reportable business segments: the Natural Foods segment, the Biomaterials segment, and the Other segment. Our Natural Foods business is comprised of our historical Packaged Fresh Vegetables and BreatheWay® activities, our O olive oils and wine vinegars business and our new Now Planting refrigerated soups business. Our Natural Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold under the Eat Smart® and GreenLine® brands. The Natural Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under our O brand and sales of soups under our Now Planting brand. The Biomaterials segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets. The Other segment includes corporate general and administrative expenses, non-Natural Foods and non-Biomaterials interest income and income tax expenses. All of the assets of the Company are located within the United States of America.

The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Canada	$20.3	$17.3	$40.2	$35.6
Belgium	$0.5	$0.5	$2.5	$2.7
Ireland	$1.2	$0.8	$2.3	$1.6
Denmark	$—	$0.5	$0.2	$0.7
Switzerland	$0.5	$—	$0.6	$—
Mexico	$0.1	$0.2	$0.1	$0.3
All Other Countries	$0.6	$1.1	$1.1	$1.2

Operations by business segment consisted of the following (in thousands):

	Natural Foods	Biomaterials	Other	Total
Three Months Ended November 25, 2018
Net sales	$109,466	$15,446	$—	$124,912
International sales	$20,367	$2,842	$—	$23,209
Gross profit	$10,915	$5,678	$—	$16,593
Net (loss) income from continuing operations	$(418)	$1,298	$(1,464)	$(584)
Depreciation and amortization	$2,196	$978	$139	$3,313
Dividend income	$412	$—	$—	$412
Interest income	$30	$—	$3	$33
Interest expense, net (1)	$276	$—	$470	$746
Income tax (benefit) expense	$(50)	$432	$(105)	$277

Six Months Ended November 25, 2018
Net sales	$221,517	$28,063	$—	$249,580
International sales	$40,480	$6,558	$—	$47,038
Gross profit	$24,285	$8,645	$—	$32,930
Net income (loss) from continuing operations	$1,349	$751	$(2,495)	$(395)
Depreciation and amortization	$4,236	$1,954	$268	$6,458
Dividend income	$825	$—	$—	$825
Interest income	$61	$—	$18	$79
Interest expense, net (1)	$863	$—	$641	$1,504
Income tax expense (benefit)	$612	$250	$(520)	$342

Three Months Ended November 26, 2017
Net sales	$108,348	$14,113	$—	$122,461
International sales	$17,749	$2,675	$—	$20,424
Gross profit	$9,704	$5,217	$—	$14,921
Net (loss) income from continuing operations	$(435)	$1,260	$(411)	$414
Depreciation and amortization	$1,958	$910	$112	$2,980
Dividend income	$412	$—	$—	$412
Interest income	$18	$—	$24	$42
Interest expense, net	$—	$—	$480	$480
Income tax (benefit) expense	$(95)	$374	$(114)	$165

Six Months Ended November 26, 2017
Net sales	$211,965	$26,277	$—	$238,242
International sales	$35,923	$6,174	$—	$42,097
Gross profit	$24,984	$8,739	$—	$33,723
Net income (loss) from continuing operations	$3,166	$1,105	$(1,502)	$2,769
Depreciation and amortization	$3,930	$1,775	$229	$5,934
Dividend income	$825	$—	$—	$825
Interest income	$28	$—	$45	$73
Interest expense, net	$—	$—	$884	$884
Income tax expense	$1,002	$347	$126	$1,475

(1)

Beginning in first quarter of fiscal 2019, the Company began allocating interest expense to its reportable segments in information provided to its CODM to enhance visibility into how financing activities impact the discrete financial results.

During the six months ended November 25, 2018 and November 26, 2017, sales to the Company’s top five customers accounted for 45% and 49% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Natural Foods segment, each accounted for 17%, respectively, of revenues for the six months ended November 25, 2018, and 19% and 18%, respectively, for the six months ended November 26, 2017.

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

The carrying amounts of the major classes of assets and liabilities of the Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	Period Ended
	November 25, 2018	May 27, 2018
Current and other assets, discontinued operations:
Cash and cash equivalents	$—	$(8)
Accounts receivable	—	518
Inventory	—	—
Other assets	—	—
Total assets, discontinued operations	$—	$510

Other current liabilities, discontinued operations:
Accounts payable	$—	$230
Accrued expenses and other current liabilities	—	228
Total other current liabilities, discontinued operations	$—	$458

After the Food Export business segment was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive Income and the notes to the consolidated financial statements have been adjusted to exclude the food export business segment for the three and six months ended November 26, 2017. Components of amounts reflected in income (loss) from discontinued operations, net of tax are as follows (in thousands) for the three and six months ended:

	Three Months Ended November 26, 2017	Six Months Ended November 26, 2017
Revenues	$13,996	$21,572
Cost of sales	(13,165)	(20,257)
Selling, general and administrative	(690)	(1,377)
Other	—	—
Income (loss) from discontinued operations, before taxes	141	(62)
Income tax (expense) benefit	(42)	18
Income (loss) from discontinued operations, net of tax	$99	$(44)

11.	Subsequent event

Yucatan Acquisition

On December 1, 2018, Apio entered into a capital contribution and partnership interest and stock purchase agreement (the “Purchase Agreement”) by and among Yucatan Foods, L.P., a Delaware limited partnership (“Yucatan”), Camden Fruit Corporation, a California corporation and the General Partner of Yucatan ("Camden”), the equityholders of Camden and Yucatan, the Company, in its capacity as guarantor, and Ardeshir Haerizadeh, as a representative of the equityholders. Pursuant to the Purchase Agreement, the Company acquired, on December 1, 2018 (the “Closing”), all of the issued and outstanding limited partnership interests of Yucatan and all of the issued and outstanding capital stock of Camden (the “Acquisition”) for initial consideration of $60.0 million in cash and $20.0 million in Landec common stock ("Stock Consideration"). The Stock Consideration has 3-and-4-year lock-up provisions (such that 50% of the Stock Consideration is released from lock-up on the 3 year anniversary of the Closing and the balance on the 4 year anniversary).

Given the timing of the completion of the acquisition, the Company is currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, the Company is unable to provide the amount to be recorded as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company will provide these disclosures in its Quarterly Report on Form 10-Q for the third quarter ending February 24, 2019.

Fourth Amendment to the Credit Agreement

On November 30, 2018, Landec and certain of its subsidiaries entered into the Fourth Amendment and Joinder to Credit Agreement and Other Loan Documents (the “Amended Credit Agreement”) with JPMorgan, BMO and City National Bank, as lenders, which amended the Credit Agreement by and among Landec, certain of its subsidiaries, and the Lenders. The Amended Credit Agreement increased the capacity of the credit facility available under the Credit Agreement by $55,000,000 to (i) a $105,000,000 revolving line of credit (the “Amended Revolver”) and (ii) a $100,000,000 term loan facility (the “Amended Term Loan”) from its preexisting credit facility comprised of (i) a $100,000,000 Revolver and (ii) a $50,000,000 Term Loan.

The Amended Credit Agreement continues to be guaranteed by certain of Landec's direct and indirect subsidiaries and secured by substantially all of Landec's and such direct and indirect subsidiaries’ personal property assets (with the exception of Apio’s equity interest in Windset Holdings 2010 Ltd.). Both the Amended Revolver and the Amended Term Loan continue to mature on September 23, 2021, with the Amended Term Loan requiring increased quarterly payments of $2,500,000 and with the remainder continuing to be due at maturity. Interest on both the Amended Revolver and the Amended Term Loan continues to be based upon the Company’s “Total Leverage Ratio”, now at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 2.25% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.25%, but also now allowing for a Total Leverage Ratio of up to 4.50 to 1.00. The Amended Credit Agreement also contains an “accordion” feature that provides Landec the right to increase the Amended Revolver commitments and/or the Amended Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution in an amount of up to $10,000,000.

Landec entered into the Amended Credit Agreement primarily to fund its acquisition of Yucatan and its related entities on December 1, 2018, to pay certain fees and expenses incurred in connection with the consummation of the Amended Credit Agreement, and for other general corporate purposes.

The Amended Credit Agreement continues to contain customary events of default under which the obligation could be accelerated and/or the interest rate increased.

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

The Company

Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Natural Foods segment, which includes the Apio, Inc. (“Apio”) Eat Smart® brand of packaged fresh produce products and salads, the O Olive Oil & Vinegar® (“O”) business (which sells premium California sourced specialty olive oils and wine vinegar products) and the newly created Now Planting® brand (which markets and sells plant-based refrigerated soups since its launch in October 2018), we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Natural Foods and Biomaterials businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Natural Foods and directly to partners in the medical device and pharmaceutical markets, with a concentration in ophthalmology for Biomaterials.

Landec has three reportable business segments – Natural Foods and Biomaterials, each of which is described below, and an Other segment. Financial information concerning each of these segments is summarized in Note 9 – Business Segment Reporting.

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

 Description of Core Business

Landec operates its business in three reportable business segments: Natural Foods, Biomaterials, and Other.

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

Expanded Product Line Using Technology and Unique Blends: Apio is introducing new packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Apio introduced fifteen new unique products.

Products Currently in Approximately 68% of North American Retail Grocery Stores: Apio has products in approximately 68% of all North American retail grocery stores. This gives Apio the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique products within those customers.

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

The Company also periodically licenses its BreatheWay packaging technology to partners for packaging fruits and vegetables, and Windset for packaging peppers and cucumbers that are grown hydroponically in greenhouses. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. Landec manufactures its BreatheWay packaging through selected qualified contract manufacturers.

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

Now Planting Soups

The Company created the Now Planting brand to offer pure-plant meal solutions for the fresh, refrigerated sections of retail and club stores. The Company has been developing new lines of products to be launched under its new Now Planting brand with the first line being refrigerated soups which the Company began shipping in October 2018.

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

Other

Included in the Other segment is Corporate.

Results of Operations

Revenues (in thousands):

	Three Months Ended			Six Months Ended
	November 25, 2018	November 26, 2017	Change	November 25, 2018	November 26, 2017	Change
Natural Foods	$109,466	$108,348	1%	$221,517	$211,965	5%
Biomaterials	15,446	14,113	9%	28,063	26,277	7%
Total Revenues	$124,912	$122,461	2%	$249,580	$238,242	5%

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

The increase in Natural Foods revenues for the three and six months ended November 25, 2018 compared to the same periods last year was primarily due to a 6% and 9%, respectively, unit volume sales increase, principally resulting from increased demand from existing customers These volume increases were partially offset by an unfavorable mix shift to a higher percentage of sales coming from our lower-priced core vegetable products versus our higher-priced salad products compared to the same periods last year.

Biomaterials (Lifecore)

Lifecore generates revenue from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from three integrated activities: (1) Aseptically filled syringes and vials, which represented approximately 46% of Lifecore’s revenues in fiscal year 2018, (2) Fermentation products, which represented approximately 32% of Lifecore’s revenues in fiscal year 2018, and (3) development activities, which represented approximately 22% of Lifecore’s revenues in fiscal year 2018.

The increase in Lifecore’s revenues for the three months ended November 25, 2018 compared to the same period last year was due to a $1.7 million increase in development services revenue from existing customers and a $537,000 increase in aseptic filling revenues mainly due to existing customers increasing their aseptic business with Lifecore. These increases were partially offset by a $1.0 million decrease in fermentation revenues as a result of the timing of shipments within the fiscal year compared to last fiscal year.

The increase in Lifecore’s revenues for the six months ended November 25, 2018 compared to the same period last year was due to a $3.2 million increase in development services revenue primarily from existing customers. This increase was partially offset by a $724,000 decrease in aseptic filling revenues and a $670,000 decrease in fermentation revenues both as a result of the timing of shipments within the fiscal year compared to last fiscal year.

Gross Profit (in thousands):

	Three Months Ended			Six Months Ended
	November 25, 2018	November 26, 2017	Change	November 25, 2018	November 26, 2017	Change
Natural Foods	$10,915	$9,704	12%	$24,285	$24,984	(3%)
Biomaterials	5,678	5,217	9%	8,645	8,739	(1%)
Total Gross Profit	$16,593	$14,921	11%	$32,930	$33,723	(2%)

General

There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the following costs: raw materials (including produce, seeds, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs) and shipping and shipping-related costs. The following are the primary reasons for the changes in gross profit for the three and six months ended November 25, 2018 compared to the same period last year as outlined in the table above

Natural Foods

The increase in gross profit for the Natural Foods business for the three months ended November 25, 2018 compared to the same period last year was primarily due to a decrease in sourcing costs resulting from improved raw product sourcing primarily in our core vegetable product line, partially offset by startup manufacturing costs in the Now Planting product line and lower revenues in the sale of BreatheWay membranes.

The decrease in gross profit for the Natural Foods business for the six months ended November 25, 2018 compared to the same period last year was primarily due to an increase in start-up manufacturing costs in our Now Planting Soup product line and lower sales of BreatheWay membranes. These decreases were partially offset by gross profit on higher sales.

Biomaterials (Lifecore)

The increase in Lifecore’s gross profit for the three months ended November 25, 2018 compared to the same period last year was due to increased development services and aseptic revenues.

The decrease in Lifecore’s gross profit for the six months ended November 25, 2018 compared to the same period last years was due to an unfavorable product mix shift and the timing of production and shipments within fiscal year 2019.

Operating Expenses (in thousands):

	Three Months Ended			Six Months Ended
	November 25, 2018	November 26, 2017	Change	November 25, 2018	November 26, 2017	Change
Research and Development:
Natural Foods	$1,175	$1,488	(21%)	$2,532	$2,505	1%
Biomaterials	1,225	1,334	(8%)	2,430	2,702	(10%)
Other	133	550	(76%)	404	884	(54%)
Total R&D	$2,533	$3,372	(25%)	$5,366	$6,091	(12%)

	Three Months Ended			Six Months Ended
	November 25, 2018	November 26, 2017	Change	November 25, 2018	November 26, 2017	Change
Selling, General and Administrative:
Natural Foods	$9,558	$8,158	17%	$18,615	$16,692	12%
Biomaterials	1,647	1,428	15%	3,245	2,943	10%
Other	3,461	2,658	30%	6,757	5,967	13%
Total SG&A	$14,666	$12,244	20%	$28,617	$25,602	12%

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

The decrease in R&D expenses for the three and six months ended November 25, 2018 compared to the same periods last year was primarily due to a decrease in R&D expenses in our Other segment as a result of a decrease in product development activities for our new ventures.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for the three and six months ended November 25, 2018 compared to the same periods last year was due to an increase in our Natural Foods and Corporate segments primarily as a result of increased professional fees related to various cost-out projects and merger and acquisition costs.

Other (in thousands):

	Three Months Ended			Six Months Ended
	November 25, 2018	November 26, 2017	Change	November 25, 2018	November 26, 2017	Change
Dividend Income	$412	$412	0%	$825	$825	0%
Interest Income	$33	$42	(21%)	$79	$73	8%
Interest Expense	$(746)	$(480)	55%	$(1,504)	$(884)	70%
Other Income	$600	$1,300	(54%)	$1,600	$2,200	(27%)
Income Tax Expense	$(277)	$(165)	68%	$(342)	$(1,475)	(77%)

Dividend Income

Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and six months ended November 25, 2018 compared to the same period last year.

Interest Income

The decrease in interest income for the three months ended November 25, 2018 compared to the same period last year was not significant.

The increase in interest income for the six months ended November 25, 2018, compared to the same period last year was not significant.

Interest Expense

The increase in interest expense for the three and six months ended November 25, 2018 compared to the same periods last year was primarily due to the Company’s line of credit balance increasing from $10.0 million as of November 26, 2017 to $42.0 million as of November 25, 2018.

Other Income

The decrease in other income for the three months ended November 25, 2018 was a result of the change in the fair value of the Company’s investment in Windset which increased $600,000 for the three months ended November 25, 2018 compared to an increase of $1.3 million for the three months ended November 26, 2017.

The decrease in other income for the six months ended November 25, 2018 was a result of the change in the fair value of the Company’s investment in Windset which increased $1.6 million for the six months ended November 25, 2018 compared to an increase of $2.2 million for the six months ended November 26, 2017.

Income Taxes

The increase in the income tax expense during the three months ended November 25, 2018 compared to the same period last year was primarily due to a $347,000 charge related to the completion of the Company’s transition tax analysis pursuant to the TCJA, which was slightly offset by a pre-tax loss of $307,000.

The decrease in the income tax expense during the six months ended November 25, 2018 compared to the same period last year was primarily due to a 101% decrease in pre-tax income as well as a decrease in the effective tax rate.

Liquidity and Capital Resources

As of November 25, 2018, the Company had cash and cash equivalents of $1.5 million, a net decrease of $1.4 million from $2.9 million as of May 27, 2018.

Cash Flow from Operating Activities

The Company generated $4.8 million of net cash from operating activities during the six months ended November 25, 2018, compared to $6.3 million of net cash generated from operating activities for the six months ended November 26, 2017. The primary sources of net cash from operating activities during the six months ended November 25, 2018 were from $8.1 million of depreciation/amortization and stock based compensation expense. These sources of cash were offset by (1) a $1.6 million increase in fair value of the Windset investment; (2) a $900,000 decrease in the fair value of the O earn-out liability; (3) a net decrease of $653,000 in working capital. These increases were partially offset by a net loss of $395,000.

The primary factors which decreased working capital during the first six months of fiscal year 2019 were (1) a $3.3 million decrease in accrued compensation due to fiscal year 2018 earned bonuses being paid during the first quarter of fiscal year 2019, (2) a $1.4 million decrease in accounts payable due to the timing of vendor payments, and (3) a $958,000 decrease in deferred revenue due to the timing of billings at Lifecore. These decreases in working capital were partially offset by (1) a $1.6 million increase in other accrued liabilities in the current period versus the prior year period, and (2) a $2.3 million increase in prepaid expenses and other current assets primarily related to the timing of growing advances for raw products at Apio.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended November 25, 2018 was $18.4 million compared to $11.5 million for the same period last year. The primary uses of cash in investing activities during the six months of fiscal year 2019 were for the purchase of $18.6 million of equipment, primarily to support the growth of the Natural Foods and Lifecore businesses, slightly offset by $195,000 of proceeds from the collections of a note receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended November 25, 2018 was $12.2 million compared to $4.1 million for the same period last year. The net cash provided by financing activities during the first six months of fiscal year 2019 was due to $15.0 million of borrowing under the Company’s line of credit. These borrowings were partially offset by $2.5 million of payments on the Company’s long-term debt.

Capital Expenditures

During the six months ended November 25, 2018, Landec purchased equipment to support the growth of the Natural Foods and Lifecore businesses. These expenditures represented the majority of the $18.6 million of capital expenditures in the period.

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

See Note 7 – Debt and Note 11 - Subsequent Events of the Notes to Consolidated Financial Statements for further discussion of the Company’s debt arrangements.

Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risk during the first six months of fiscal year 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The disclosure controls and procedures are intended to ensure that information required to be disclosed in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, although the Company has initiated its remediation plan to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of November 25, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fiscal quarter ended November 25, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The ULP claims were settled in fiscal year 2017 for $310,000. Apio was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Apio's Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion. As of November 25, 2018, the outstanding balance of the receivable was $1.9 million of which $900,000 and $1.0 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will continue to be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest.

As of November 25, 2018 and May 27, 2018, the Company had accrued $0 and $1.0 million, respectively, related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or shares repurchased by the Company during the fiscal quarter ended on November 25, 2018.

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

Date:     January 4, 2019