Form 10-Q
period 2019-02-24
LANDEC CORP \CA\
filed 2019-04-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 24, 2019, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X
As of April 1, 2019, there were 29,182,631 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended February 24, 2019

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	February 24, 2019	May 27, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,722	$2,899
Accounts receivable, less allowance for doubtful accounts	60,390	53,877
Inventories	44,227	31,819
Prepaid expenses and other current assets	7,994	7,958
Other current assets, discontinued operations	—	510
Total Current Assets	114,333	97,063

Investment in non-public company, fair value	68,100	66,500
Property and equipment, net	191,892	159,624
Goodwill	75,739	54,510
Trademarks/tradenames, net	31,928	16,028
Customer relationships, net	15,821	5,814
Other assets	3,770	5,164
Total Assets	$501,583	$404,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,431	$34,668
Accrued compensation	7,029	9,978
Other accrued liabilities	10,406	8,706
Deferred revenue	1,286	2,625
Line of credit	44,000	27,000
Current portion of long-term debt	9,791	4,940
Other current liabilities, discontinued operations	—	458
Total Current Liabilities	118,943	88,375

Long-term debt, net	89,637	37,360
Capital lease obligation, less current portion	3,562	3,641
Deferred taxes, net	17,395	17,485
Other non-current liabilities	1,982	5,280
Total Liabilities	231,519	152,141

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,006 and 27,702 shares issued and outstanding at February 24, 2019 and May 27, 2018, respectively	29	28
Additional paid-in capital	159,524	142,087
Retained earnings	109,971	109,299
Accumulated other comprehensive income	540	1,148
Total Stockholders’ Equity	270,064	252,562
Total Liabilities and Stockholders’ Equity	$501,583	$404,703
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Product sales	$155,687	$144,909	$405,267	$383,151
Cost of product sales	134,470	125,103	351,120	329,622
Gross profit	21,217	19,806	54,147	53,529
Operating costs and expenses:
Research and development	2,741	3,113	8,107	9,204
Selling, general and administrative	15,843	13,208	44,460	38,810
Total operating costs and expenses	18,584	16,321	52,567	48,014
Operating income	2,633	3,485	1,580	5,515

Dividend income	413	413	1,238	1,238
Interest income	34	87	113	160
Interest expense	(1,771)	(531)	(3,275)	(1,415)
Other income	—	—	1,600	2,200
Net income from continuing operations before tax	1,309	3,454	1,256	7,698
Income tax (expense) benefit	(242)	12,827	(584)	11,352
Net income from continuing operations	$1,067	$16,281	$672	$19,050

Discontinued operations:
Loss from discontinued operations	$—	$(277)	$—	$(339)
Income tax benefit	—	82	—	100
Loss from discontinued operations, net of tax	—	(195)	—	(239)
Consolidated net income	1,067	16,086	672	18,811
Non-controlling interest benefit (expense)	—	2	—	(90)
Net income applicable to common stockholders	$1,067	$16,088	$672	$18,721

Basic net income per share:
Income from continuing operations	$0.04	$0.59	$0.02	$0.69
Loss from discontinued operations	—	(0.01)	—	(0.01)
Total basic net income per share	$0.04	$0.58	$0.02	$0.68

Diluted net income per share
Income from continuing operations	$0.04	$0.58	$0.02	$0.68
Loss from discontinued operations	—	(0.01)	—	(0.01)
Total diluted net income per share	$0.04	$0.57	$0.02	$0.67

Shares used in per share computation
Basic	28,919	27,547	28,140	27,524
Diluted	29,151	27,918	28,399	27,884

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on interest rate swaps (net of tax effect of $215, $(210), $190, and $(552))	$(595)	$347	$(608)	$483
Other comprehensive (loss) income, net of tax	(595)	347	(608)	483
Total comprehensive income	$472	$16,435	$64	$19,204
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 27, 2018	27,702	28	142,087	109,299	1,148	252,562
Issuance of stock under stock plans	47	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	728	—	—	728
Net income	—	—	—	190	—	190
Other comprehensive loss, net of tax	—	—	—	—	(89)	(89)
Balance at August 26, 2018	27,749	28	142,805	109,489	1,059	253,381
Issuance of stock under stock plans	36	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	938	—	—	938
Net loss	—	—	—	(585)	—	(585)
Other comprehensive income, net of tax	—	—	—		76	76
Balance at November 25, 2018	27,785	28	143,506	108,904	1,135	253,573
Issuance of stock under stock plans	18	—	230	—	—	230
Issuance of common stock in connection with the Yucatan Foods acquisition	1,203	1	15,067	—	—	15,068
Taxes paid by Company for employee stock plans	—	—	(95)	—	—	(95)
Stock-based compensation	—	—	816	—	—	816
Net income	—	—	—	1,067	—	1,067
Other comprehensive loss, net of tax	—	—	—	—	(595)	(595)
Balance at February 24, 2019	29,006	29	159,524	109,971	540	270,064
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 24, 2019	February 25, 2018
Cash flows from operating activities:
Consolidated net income	$672	$18,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,506	9,076
Stock-based compensation expense	2,482	3,212
Deferred taxes	540	(9,055)
Change in investment in non-public company, fair value	(1,600)	(2,200)
Change in contingent consideration liability	(3,500)	—
Net (gain) loss on disposal of property and equipment	(24)	93
Changes in current assets and current liabilities:
Accounts receivable, net	315	(3,355)
Inventories	(1,024)	(3,459)
Prepaid expenses and other current assets	1,066	(3,876)
Accounts payable	11,912	11,575
Accrued compensation	(3,061)	(1,548)
Other accrued liabilities	755	(449)
Deferred revenue	(1,590)	1,475
Net cash provided by operating activities	17,449	20,300

Cash flows from investing activities:
Purchases of property and equipment	(33,144)	(20,735)
Acquisition of Yucatan Foods (Note 2), net of cash acquired	(59,872)	—
Issuance of note receivable	—	(2,099)
Proceeds from collections of notes receivable	404	—
Proceeds from sales of fixed assets	239	88
Net cash used in investing activities	(92,373)	(22,746)

Cash flows from financing activities:
Proceeds from sale of common stock	230	1
Taxes paid by Company for employee stock plans	(342)	(394)
Payments on long-term debt	(2,564)	(3,805)
Proceeds from lines of credit	34,000	18,000
Proceeds from debt	60,000	—
Payments on lines of credit	(17,000)	(9,000)
Payments for debt issuance costs	(509)	—
Payments to non-controlling interest	—	(115)
Net cash provided by financing activities	73,815	4,687
Net (decrease) increase in cash, cash equivalents and restricted cash (1)	(1,109)	2,241
Cash, cash equivalents and restricted cash, beginning of period (1)	3,216	5,734
Cash, cash equivalents and restricted cash, end of period (1)	$2,107	$7,975

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$3,035	$2,178

(1)	As a result of adopting ASU 2016-18, cash and cash equivalents at the beginning-of-period and end-of-period total amounts have been adjusted.
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
The Company sells specialty packaged branded Eat Smart® and GreenLine® and private label fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. The Company also sells premier California specialty olive oils and wine vinegars under its O Olive Oil & Vinegar® (“O”) brand, and Now Planting® pure plant-based soups to natural food, conventional grocery and mass retail stores primarily in the United States and Canada. The majority of Yucatan® and Cabo Fresh® branded guacamole and avocado products are sold in the U.S. grocery channel, but they are also sold in U.S. mass retail, Canadian grocery retail and foodservice channels.
On January 11, 2019, Landec's food company marked the completion of its transition from a packaged fresh vegetables company to a branded, natural foods company by changing the name of its food business from Apio, Inc. (“Apio”) to Curation Foods, Inc. (“Curation Foods”). Curation Foods will serve as the corporate umbrella for a portfolio of five natural food brands, including the Company’s flagship brand Eat Smart as well as four emerging natural food brands, consisting of O olive oil and vinegar products, Now Planting pure-plant meal solutions and its two new brands Yucatan and Cabo Fresh authentic guacamole and avocado products, acquired by the Company through the acquisition of Yucatan Foods, Inc. on December 1, 2018. O, Now Planting, Yucatan and Cabo Fresh are referred to collectively as “Emerging Brands”. See Note 2 - Acquisitions for more details on this transaction.
The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.
The Company sells HA-based and non-HA biomaterials through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements.
The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 24, 2019 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
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
In May 2018, the Company discontinued the Food Export business segment. As a result, the Food Export business segment has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360”) for the nine months ended February 25, 2018.

The results of operations for the nine months ended February 24, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’s business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
As disclosed in the Company’s fiscal year 2018 Annual Report on Form 10-K, the Company determined that it had improperly included accrued capital expenditures in cash used in investing activities from the purchase of property and equipment in its Statements of Cash Flows for the previous annual financial statements and the quarterly financial statements for fiscal years 2018 and 2017. While the Company concluded that the impact of these errors was not material to prior annual periods, the Company concluded that the errors were material to its fiscal years’ 2018 and 2017 quarterly Statements of Cash Flows. As a result, cash used in operating and investing activities were both understated. Accordingly, the Company restated its fiscal years 2018 and 2017 quarterly Statements of Cash Flows in Note 12 – Quarterly Consolidated Financial Information (unaudited), in the Company’s fiscal year 2018 Annual Report on Form 10-K. The Statement of Cash Flows for the nine months ended February 25, 2018 has been restated to reflect this error correction.
Basis of Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Landec Corporation and its subsidiaries, Curation Foods and Lifecore. All intercompany transactions and balances have been eliminated. The financial results of Yucatan Foods have been included in our consolidated financial statements from the date of acquisition on December 1, 2018. See Note 2 - Acquisitions for more details on this transaction.
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

	February 24, 2019	May 27, 2018	February 25, 2018	May 29, 2017
Cash and cash equivalents	$1,722	$2,899	$7,660	$5,998
Restricted cash	385	325	325	325
Cash, discontinued operations	—	(8)	(10)	(589)
Cash, cash equivalents and restricted cash	$2,107	$3,216	$7,975	$5,734
Restricted Cash
The Company was required to maintain $385,000 of restricted cash at February 24, 2019 related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash requirement for the same programs was $325,000 at May 27, 2018. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following (in thousands):

	February 24, 2019	May 27, 2018
Raw materials	$18,821	$15,286
Work in progress	3,385	3,672
Finished goods	22,021	12,861
Total	$44,227	$31,819

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Related Party Transactions
The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During the three months ended February 24, 2019 and February 25, 2018, the Company recognized revenues of $102,000 and $104,000, respectively. During the nine months ended February 24, 2019 and February 25, 2018, the Company recognized revenues of $346,000 and $299,000, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive Income. The related receivable balances of $209,000 and $334,000 are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of February 24, 2019 and May 27, 2018, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $130,000 and $226,000 were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of February 24, 2019, and $120,000 and $278,000, respectively, as of May 27, 2018. The Company records its term debt issuance costs as a contra-liability, and as such, $209,000 and $363,000 was recorded as Current portion of long-term debt, and Long-term debt net in the accompanying Consolidated Balance Sheets, respectively, as of February 24, 2019 and $60,000 and $140,000, respectively, as of May 27, 2018. The increases in balances as of February 24, 2019 were attributable to the additional debt issuance costs incurred as a result of entering into the Fourth Amendment to the Credit Agreement. See Note 7 – Debt for further information.

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

AOCI
Accumulated OCI, net, as of May 27, 2018	$1,148
Unrealized losses on interest rate swap contracts, net of tax effect	(608)
Amounts reclassified from OCI	—
Accumulated OCI, net, as of February 24, 2019	$540
The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 24, 2019 and May 27, 2018. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.
Intangible Assets
The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of eleven to thirteen years, and trademarks/tradenames and goodwill with indefinite useful lives.
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

Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of February 24, 2019 and May 27, 2018. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Fair Value Measurements
The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. See Note 3 – Investment in Non-public Company for further information. The Company also measures its contingent consideration liability at fair value. See Note 2 – Acquisitions for further information. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.
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
As of February 24, 2019 and May 27, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset and its contingent consideration liability from the acquisition of O.
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
In determining the fair value of the Company’s contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 24, 2019	At May 27, 2018
Cost of debt	5.1% to 5.5%	4.7% to 5.2%
Market price of risk adjustment	14%	20%
EBITDA volatility	28%	25%
The fair value of our contingent consideration liability is sensitive to change in forecasts. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Contingent consideration liability as of February 24, 2019
10% increase in EBITDA forecast	$100

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the nine months ended February 24, 2019 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 24, 2019	At May 27, 2018
Revenue growth rates	6%	6%
Expense growth rates	6%	6%
Income tax rates	15%	15%
Discount rates	12%	12%
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

Impact on value of investment in Windset as of February 24, 2019
10% increase in revenue growth rates	$10,000
10% increase in expense growth rates	$(9,300)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(3,700)
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at February 24, 2019			Fair Value at May 27, 2018
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$992	$—	$—	$1,529	$—
Investment in non-public company	—	—	68,100	—	—	66,500
Total assets	$—	$992	$68,100	$—	$1,529	$66,500
Liabilities:
Interest rate swap contracts	—	259	—	—	—	—
Contingent consideration liability	—	—	500	—	—	4,000
Total liabilities	$—	$259	$500	$—	$—	$4,000

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the nine months ended February 24, 2019 (in thousands):

	Windset Investment	Contingent Consideration Liability
Balance as of May 27, 2018	$66,500	$4,000
Fair value change	1,600	(3,500)
Balance as of February 24, 2019	$68,100	$500
Revenue Recognition
See Note 9 – Business Segment Reporting, for a discussion about the Company’s three business segments; namely, Curation Foods, Lifecore, and Other.
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
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines (in thousands):

	Three Months Ended		Nine Months Ended
Curation Foods:	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Salads	$49,387	$48,492	$140,417	$135,118
Core vegetables	68,070	72,256	195,203	193,805
Emerging brands	14,527	1,202	17,882	4,992
Total	$131,984	$121,950	$353,502	$333,915

	Three Months Ended		Nine Months Ended
Lifecore:	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Aseptic	$7,432	$7,600	$21,326	$22,218
Fermentation	11,451	12,175	16,436	17,830
Development services	4,820	3,184	14,003	9,188
Total	$23,703	$22,959	$51,765	$49,236

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
Curation Foods has been the target of a union organizing campaign which has included three unsuccessful attempts to unionize Curation Foods' Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Curation Foods' labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
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
The ULP claims were settled in fiscal year 2017 for $310,000. Curation Foods was responsible for half of this settlement, or $155,000. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Curation Foods' Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion. As of February 24, 2019, the outstanding balance of the receivable was $1.7 million of which $0.9 million and $0.8 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will continue to be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest. The receivable is reviewed quarterly for collectability. At February 24, 2019, the Company has concluded that the receivable is not impaired and therefore is not subject to an impairment loss.
As of February 24, 2019 and May 27, 2018, the Company had accrued $0 and $1.0 million, respectively, related to these actions, which are included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.
Recent Accounting Guidance
Recently Adopted Pronouncements
Income Taxes
In February 2018, the FASB issued ASU 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-2 on August 27, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Stock Compensation
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-9, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-9 on May 28, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on May 28, 2018. As a result of this retrospective adoption, the beginning-of-period and end-of-period total cash and cash equivalents in the Statement of Cash Flows have been adjusted to include restricted cash for all periods presented.
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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, which creates FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) and supersedes ASC Topic 605, Revenue Recognition. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers.
The Company adopted Topic 606 on May 28, 2018 using the modified retrospective method. The adoption of this Topic 606 did not have a material impact upon the timing and measurement of revenue recognition. Additionally, the Company concluded that its historical methodology for estimation and recognition of variable consideration, i.e., rebates and other cash-based customer incentives remains consistent with the requirements of Topic 606. Revenues from the Company’s Curation Foods segment are mostly generated from the sales of finished goods. Revenues from the Company’s Biomaterials segment are mostly generated from its supply and contract manufacturing arrangements. Such sales predominantly contain a single performance obligation and revenue is recognized at a point-in-time, when control of the product transfers from the Company to the customer.
In the notes to the consolidated financial statements, the Company has expanded its revenue recognition disclosures. Additionally, it has implemented changes to accounting policies and procedures, business processes, and controls in order to comply with the revenue recognition and disclosure requirements of Topic 606.

Disclosure simplification
In August 2018, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. Effective November 26, 2018, the Company adopted SEC Release No. 33-10532. In accordance with the new guidance, the Company has revised in its Form 10-Q the changes required in the Consolidated Statement of Changes in Stockholders' Equity.
Recently Issued Pronouncements to be Adopted
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Accounting Standards Update generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
Leases
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. ASU 2016-2 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11—Leases (Topic 842) – Targeted Improvements. This ASU

provides transition relief on comparative reporting to the previously-issued ASU 2016-2 and related guidance. The Company will adopt ASU 2016-2 beginning in the first quarter of fiscal year 2020 on a modified retrospective basis.
The Company is currently in the process of evaluating the impact that ASU 2016-2 will have upon its consolidated financial statements and related disclosures. The Company’s assessment efforts to date have included:
•Reviewing the provisions of ASU 2016-2;
•Gathering information to evaluate its lease population and portfolio;

•	Evaluating the nature of its real and personal property and other arrangements that may meet the definition of a lease; and
•Systems’ readiness evaluations.
As a result of these efforts, the Company currently anticipates that the adoption of ASU 2016-2 will have a significant impact on its long-term assets and liabilities, as, at a minimum, virtually all of its leases designated as operating leases are expected to be reported on the consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of comprehensive income is not anticipated to significantly change. The adoption is not expected to have an impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-2 was taken into consideration when determining its loan covenants.
2.    Acquisitions

Yucatan Foods Acquisition

On December 1, 2018, (the "Acquisition Date") the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods, a manufacturer and seller of avocado-based food products. The total consideration paid to acquire Yucatan Foods was $75.0 million, consisting of $59.9 million in cash and 1,203,360 shares of common stock (“Stock Consideration”) with a fair value of $15.1 million. The fair value of the Stock Consideration is based on a per-share value of the Company’s common stock on the Acquisition Date. Given that the Sellers are restricted from selling the Landec common stock, a discount for lack of marketability was applied to the Stock Consideration. The discount for lack of marketability was based on restricted stock studies, pre-IPO studies, and utilizing the Black-Scholes option pricing model to estimate a discount of 17.5% and 20.0% for the 3-year and 4-year lockup period, respectively.

Pursuant to the terms of the purchase agreement, all 1,203,360 shares issued as Stock Consideration will be held in an escrow account to secure the indemnification rights of Landec with respect to certain matters, including breaches of representations, warranties and covenants such as environmental and tax representations. The Stock Consideration is comprised of two tranches, with 3-year and 4-year lock-up provisions, respectively, such that 50% of the Stock Consideration is released from lock-up on November 30, 2021, the 3-year anniversary of the close date of the transaction, and 50% of the Stock Consideration is released on November 30, 2022, the 4-year anniversary of the close date of the transaction.

Yucatan Foods, founded in 1991, with its headquarters in Los Angeles, CA, produces and sells guacamole and other avocado products under its Yucatan and Cabo Fresh brands primarily in the U.S. and Canada. Yucatan Foods' production facility is located in Guanajuato, Mexico, very near where avocados are grown. Landec acquired Yucatan Foods to grow, strengthen, and stabilize its position in the natural foods market and to improve Curation Foods' margins over time.

Upon acquisition, Yucatan Foods became a wholly-owned subsidiary of Curation Foods. The Acquisition Date fair value of the consideration paid consisted of the following:

(in thousands)
Cash consideration	$59,898
Stock consideration	15,068
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. The fair value of the assets acquired and liabilities assumed are based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and consideration of indemnification provisions for environmental related items. The fair value of assets acquired and liabilities assumed as of the Acquisition Date is set forth in the table below.

(in thousands)
Cash and cash equivalents	$26
Accounts receivable	6,310
Inventories	11,384
Prepaid expenses and other current assets	869
Deferred tax assets	443
Other assets	102
Property and equipment	14,083
Trademarks/tradenames	15,900
Customer relationships	11,000
Accounts payable	(4,507)
Other accrued liabilities	(1,873)
Net identifiable assets acquired	53,737
Goodwill	21,229
Total fair value purchase consideration	$74,966
Intangible Assets
The Company identified two intangible assets in connection with the Yucatan Foods acquisition: trademark/tradenames valued at $15.9 million and customer relationships valued at $11.0 million, which are included within Trademarks/tradenames and Customer relationships in the accompanying Consolidated Balance Sheets, respectively. Tradenames are considered to be an indefinite lived asset and therefore, will not be amortized. Customer relationships have an estimated useful life of twelve years and will be amortized to operating expenses on an accelerated basis that reflects the pattern in which the economic benefits are consumed. The tradenames are valued using the relief from royalty valuation method and the customer relationships are valued using the excess earnings method.
Goodwill
As a result of the Yucatan Foods acquisition, the goodwill balance as of February 24, 2019, increased by $21.2 million over the $54.5 million as of May 27, 2018. The goodwill recognized from the Yucatan Foods acquisition is primarily attributable to Yucatan Foods' long history and expected synergies from future growth and expansion of our Curation Foods business segment. Approximately 80% of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.
Acquisition Related Transaction Costs
Acquisition-related costs of $1.7 million and $2.5 million for the three and nine months ended February 24, 2019, respectively, were expensed as incurred and included in the Selling, general and administrative line item in the Consolidated Statements of Comprehensive Income.
O Acquisition
On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million over fiscal years 2018 through 2020 based upon O achieving certain EBITDA targets. All accounting for this acquisition is final.
The potential earn out payment of up to $7.5 million is based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O will earn the equivalent of the EBITDA achieved by O through the most recent fiscal year on an accumulated basis in an amount not to exceed $4.6 million over the three year period. The former owners can also earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. Each quarter the Company performs, with the assistance of a third party appraiser, an analysis of O’s projected EBITDA over the earnout period. Based on this analysis, the Company records a contingent consideration liability, included in Other non-current liabilities. As of February 24, 2019 and May 27, 2018, the contingent consideration liability was $0.5 million and $4.0 million, respectively, representing the present value of the expected earn out payments. The reduction in the contingent consideration liability was $2.6 million and $3.5 million for the three and nine months ended February 24, 2019, respectively, and is recorded as a reduction to SG&A in the accompanying Consolidated Statements of Comprehensive Income. The $2.6 million reduction during the three months ended February 24, 2019, was due to a very poor olive harvest in California during 2018 resulting in substantially lower volumes of olive oil available for sale over the next twelve months. This coupled with a slower than anticipated start up of apple vinegar sales has reduced the current projected EBITDA through fiscal year 2020.

3.    Investment in Non-public Company
On February 15, 2011, Curation Foods entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Curation Foods purchased from Windset 150,000 Senior A preferred shares for $15 million and 201 common shares for $201. On July 15, 2014, Curation Foods increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 common shares and 51,211 junior preferred shares of Windset for $11 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.
The Shareholders’ Agreement between Curation Foods and Windset, as amended on March 15, 2017, includes a put and call option (the “Put and Call Option”), which can be exercised on or after March 31, 2022, whereby Curation Foods can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Curation Foods, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.
On October 29, 2014, Curation Foods further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7 million. The Senior B preferred shares pay an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Curation Foods have a put feature whereby Curation Foods can sell back to Windset the $7 million at any time after October 29, 2017.
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
During each of the three months ended February 24, 2019 and February 25, 2018, the Company recorded $412,500 in dividend income. During each of the nine months ended February 24, 2019 and February 25, 2018, the Company recorded $1.2 million in dividend income. There was no change in the fair market value of the Company’s investment in Windset for both the three month periods ended February 24, 2019 and February 25, 2018. The increase in the fair market value of the Company’s investment in Windset for the nine month periods ended February 24, 2019 and February 25, 2018 was $1.6 million and $2.2 million, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income.
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
The following table summarizes the stock-based compensation for stock options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Options	$245	$380	$689	$1,057
RSUs	571	767	1,793	2,155
Total stock-based compensation	$816	$1,147	$2,482	$3,212

The following table summarizes the stock-based compensation by income statement line item (in thousands):

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Cost of sales	$116	$137	$334	$398
Research and development	29	41	84	82
Selling, general and administrative	671	969	2,064	2,732
Total stock-based compensation	$816	$1,147	$2,482	$3,212
The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. RSUs are valued at the closing market price of the Company’s common stock on the grant date. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.
As of February 24, 2019, there was $5.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.75 years for stock options and 1.96 years for RSUs.
5.    Diluted Net Income Per Share
The following table sets forth the computation of diluted net income per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Numerator:
Net income applicable to Common Stockholders	$1,067	$16,088	$672	$18,721
Denominator:
Weighted average shares for basic net income per share	28,919	27,547	28,140	27,524
Effect of dilutive securities:
Stock options and restricted stock units	232	371	259	360
Weighted average shares for diluted net income per share	29,151	27,918	28,399	27,884

Diluted net income per share	$0.04	$0.57	$0.02	$0.67
For the three and nine months ended February 24, 2019, the computation of the diluted net income per share excludes the impact of options to purchase 1.9 million and 1.6 million, respectively, of Common Stock as such impacts would be antidilutive for this period.
For the three and nine months ended February 25, 2018, the computation of the diluted net income per share excludes the impact of options to purchase 1.7 million and 1.5 million shares, respectively, of Common Stock as such impacts would be antidilutive for those periods.

6.    Income Taxes
On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA makes broad changes to the U.S. tax code including, but not limited to, reducing the Company’s federal statutory tax rate from 35%, to an average rate of 29.4% for the fiscal year ended May 27, 2018, and then 21% for the three and nine months ended February 24, 2019 and thereafter; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations' creating a global intangibles low-taxed income inclusion and the base erosion anti-abuse tax, a new minimum tax. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property, however, the domestic manufacturing deduction, from which the Company has historically benefited, has been eliminated.
In March 2018, FASB issued Accounting Standards Update No. 2018-5, Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, ("ASU 2018-5") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company's accounting for the Tax Act was incomplete as of May 27, 2018. The Company’s analysis for the Transition Tax and the re-measurement of deferred taxes due to the Tax Rate Reduction has been completed and the Company does not expect its analysis to substantially change from its current result. For the nine months ended February 24, 2019, the cumulative adjustment recorded to reflect changes in the original estimates was an additional tax expense of $347,000. Ongoing guidance and accounting interpretation for the Tax Act are expected over the coming months and years and the Company will consider any changes in the accounting of the TCJA in the period in which such additional guidance is issued.
The provision for income taxes for the nine months ended February 24, 2019 was an expense of $584,000. The effective tax rate for the nine months ended February 24, 2019 was 46%. The effective tax rate for the nine months ended February 24, 2019 was higher than the statutory federal income tax rate of 21%, primarily due to the completion of the Company’s analysis for TCJA. This increase was partially offset by state taxes, stock-based compensation, and the generation of federal & state R&D Credits.
The provision for income taxes for the nine months ended February 25, 2018 was a benefit of $11.4 million. The Company’s effective tax rate for the nine months ended February 25, 2018 was a benefit of 154%. The effective tax rate for the nine month ended February 25, 2018 was lower than the statutory federal income tax rate of 29%, primarily due to the TCJA, which included a revaluation of ending deferred tax asset balance to 21%.
As of February 24, 2019 and May 27, 2018, the Company had unrecognized tax benefits of $618,000 and $479,000, respectively. Included in the balance of unrecognized tax benefits as of February 24, 2019 and May 27, 2018 was $538,000 and $372,000, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 24, 2019 and May 27, 2018.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.
7.    Debt
Long-term debt, net consists of the following (in thousands):

	February 24, 2019	May 27, 2018
Term loan	$100,000	$42,500
Total principal amount of long-term debt	100,000	42,500
Less: unamortized debt issuance costs	(572)	(200)
Total long-term debt, net of unamortized debt issuance costs	99,428	42,300
Less: current portion of long-term debt, net	(9,791)	(4,940)
Long-term debt, net	$89,637	$37,360

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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement, whereas the Fourth Amendment increased the Term Loan to $100 million and the Revolver to $105 million. Both the Revolver and the Term Loan continue to mature on September 23, 2021, with the Term Loan requiring quarterly principal payments to increase to $2.5 million beginning March 1, 2019, with the remainder continuing to be due at maturity.
The primarily purpose of the Amendment was to fund the Company's acquisition of Yucatan Foods and its related entities on December 1, 2018, to pay certain fees and expenses incurred in connection with the consummation of the Amended Credit Agreement, and for other general corporate purposes. See Note 2 - Acquisitions for more details on Yucatan Foods acquisition.
In connection with the Fourth Amendment to the Credit Agreement, the Company has incurred lender and third party debt issuance costs of $577,000, of which $509,000 was capitalized and will be amortized on a straight-line basis over the three-year term as additional interest expense.
Interest on both the Revolver and the Term Loan continues to be based upon the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date), at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 2.25% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.25%. The Fourth Amendment increased the leverage ratio covenant to 4.50 to 1.00 from 3.50 to 1.00.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of February 24, 2019.
As of February 24, 2019, $44.0 million was outstanding on the Revolver, at an interest rate of 5.27% under the Eurodollar option.
Derivative Instruments
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
8.    Stockholders’ Equity
During the three months ended February 24, 2019, the Company granted options to purchase 31,000 shares of common stock and awarded 9,000 RSUs. During the nine months ended February 24, 2019, the Company granted options to purchase 206,000 shares of common stock and awarded 263,000 RSUs.
As of February 24, 2019, the Company has reserved 2.7 million shares of Common Stock for future issuance under its current and former equity plans.
On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the nine months ended February 24, 2019, the Company did not repurchase any of its outstanding common stock.
9.    Business Segment Reporting
Prior to May 2018, the Company managed its business operations through three strategic reportable business segments: Packaged Fresh Vegetables, Food Export, and Biomaterials. These segments were based upon the information reported to the Chief Executive Officer, who is the chief operating decision maker (“CODM”). However, in May 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, for the three and nine months ended February 25, 2018, have been reclassified to discontinued operations and are no longer reported as a separate segment.
Beginning in fiscal year 2019, the Company realigned the management of its business and started using three strategic reportable business segments: the Curation Foods segment, the Lifecore segment, and the Other segment (previously known as Natural Foods, Biomaterials, and Other segments until the third quarter of fiscal 2019 when the Company completed the rebranding of its natural food business by announcing the new name Curation Foods. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for more information).
Curation Foods business includes (i) five natural food brands, including the Company’s three existing brands, Eat Smart, O Olive Oil & Vinegar, and Now Planting, as well as two new brands, Yucatan, and Cabo Fresh acquired by the Company through the acquisition of Yucatan Foods during the third quarter of fiscal 2019 (see the Note 2 - Acquisitions for more details on this transaction), and (ii) BreatheWay® activities. Our Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold under the Eat Smart and GreenLine brands. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under our O brand, sales of soups under our Now Planting brand, and sales of avocado products under the recently acquired brands Yucatan and Cabo Fresh.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Other segment includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses.
All of the Company's assets are located within the United States of America except for the production facility in Mexico, which was acquired by the Company as a result of the Yucatan Foods acquisition. See Note 2 - Acquisitions for more details on this transaction.
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Canada	$24.1	$20.3	$64.3	$55.9
Belgium	$9.9	$11.5	$12.4	$14.3
Ireland	$1.4	$—	$3.7	$3.2
Denmark	$0.1	$—	$0.3	$—
Switzerland	$0.2	$—	$0.8	$—
Mexico	$0.4	$0.2	$0.5	$0.2
All Other Countries	$0.1	$1.5	$1.3	$2.0

Operations by business segment consisted of the following (in thousands):

	Curation Foods(1)	Lifecore	Other	Total
Three Months Ended February 24, 2019
Net sales	$131,984	$23,703	$—	$155,687
International sales	$24,172	$12,029	$—	$36,201
Gross profit	$9,641	$11,576	$—	$21,217
Net income (loss) from continuing operations	$(6,817)	$5,836	$2,048	$1,067
Depreciation and amortization	$2,875	$1,028	$145	$4,048
Dividend income	$413	$—	$—	$413
Interest income	$26	$—	$8	$34
Interest expense, net (2)	$1,164	$—	$607	$1,771
Income tax (benefit) expense	$(829)	$1,946	$(875)	$242

Nine Months Ended February 24, 2019
Net sales	$353,502	$51,765	$—	$405,267
International sales	$64,732	$18,587	$—	$83,319
Gross profit	$33,926	$20,221	$—	$54,147
Net income (loss) from continuing operations	$(5,466)	$6,586	$(448)	$672
Depreciation and amortization	$7,111	$2,982	$413	$10,506
Dividend income	$1,238	$—	$—	$1,238
Interest income	$87	$—	$26	$113
Interest expense, net (2)	$2,027	$—	$1,248	$3,275
Income tax (benefit) expense	$(217)	$2,196	$(1,395)	$584

Three Months Ended February 25, 2018
Net sales	$121,950	$22,959	$—	$144,909
International sales	$20,336	$13,156	$—	$33,492
Gross profit	$8,197	$11,609	$—	$19,806
Net income (loss) from continuing operations	$(2,801)	$6,175	$12,907	$16,281
Depreciation and amortization	$2,120	$940	$82	$3,142
Dividend income	$413	$—	$—	$413
Interest income	$32	$—	$55	$87
Interest expense, net	$—	$—	$531	$531
Income tax (benefit) expense	$(609)	$1,763	$(13,981)	$(12,827)

Nine Months Ended February 25, 2018
Net sales	$333,915	$49,236	$—	$383,151
International sales	$56,259	$19,330	$—	$75,589
Gross profit	$33,181	$20,348	$—	$53,529
Net income from continuing operations	$365	$7,280	$11,405	$19,050
Depreciation and amortization	$6,050	$2,715	$311	$9,076
Dividend income	$1,238	$—	$—	$1,238
Interest income	$60	$—	$100	$160
Interest expense, net	$—	$—	$1,415	$1,415
Income tax (benefit) expense	$393	$2,110	$(13,855)	$(11,352)

(1)
During the third quarter of fiscal 2019, the Company started consolidating Yucatan Foods whose results are included in the Company's operating results starting from December 1, 2018. See Note 2 - Acquisition for more details of this transaction.

(2)
Beginning in first quarter of fiscal 2019, the Company began allocating interest expense to its reportable segments in information provided to its CODM to enhance visibility into how financing activities impact the discrete financial results.

During the nine months ended February 24, 2019 and February 25, 2018, sales to the Company’s top five customers accounted for 46% and 49% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Curation Foods segment, accounted for 17% and 16%, respectively, of revenues for the nine months ended February 24, 2019, and 19% and 18%, respectively, for the nine months ended February 25, 2018.
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
The carrying amounts of the major classes of assets and liabilities of the Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	February 24, 2019	May 27, 2018
Current and other assets, discontinued operations:
Cash and cash equivalents	$—	$(8)
Accounts receivable	—	518
Inventory	—	—
Other assets	—	—
Total assets, discontinued operations	$—	$510

Other current liabilities, discontinued operations:
Accounts payable	$—	$230
Accrued expenses and other current liabilities	—	228
Total other current liabilities, discontinued operations	$—	$458
After the Food Export business segment was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive Income and the notes to the consolidated financial statements have been adjusted to exclude the food export business segment for the three and nine months ended February 25, 2018. Components of amounts reflected in income (loss) from discontinued operations, net of tax are as follows (in thousands) for the three and nine months ended:

	Three Months Ended February 25, 2018	Nine Months Ended February 25, 2018
Revenues	$4,414	$25,986
Cost of sales	(4,092)	(24,349)
Selling, general and administrative	(599)	(1,976)
Other	—	—
Loss from discontinued operations, before taxes	(277)	(339)
Income tax benefit	82	100
Loss from discontinued operations, net of tax	$(195)	$(239)
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
The Company
Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Curation Foods, Inc. business (formerly known as Natural Foods, see below for further discussion on the renaming of our natural foods business), we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.
Landec’s Curation Foods and Lifecore businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Curation Foods and directly to partners in the medical device and pharmaceutical markets for Lifecore.
Landec has three reportable business segments – Curation Foods and Lifecore, each of which is described below, and an Other segment. Financial information concerning each of these segments is summarized in Note 9 – Business Segment Reporting of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Curation Foods
On January 11, 2019, the Company marked the completion of its transition from a packaged fresh vegetable company to a branded, natural foods company by changing the name of its food business from Apio, Inc (“Apio”) to Curation Foods, Inc. Curation Foods will serve as the corporate umbrella for a portfolio of five natural food brands, including the Company’s flagship brand Eat Smart® as well as its four emerging natural foods brands, O Olive Oil & Vinegar® ("O") products, Now Planting® pure-plant meal solutions and its two new brands, Yucatan® and Cabo Fresh® authentic guacamole and avocado products acquired by the Company through the acquisition of Yucatan Foods, Inc. See Note 2 - Acquisitions of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on the acquisition of Yucatan Foods.
The Company sells specialty packaged Eat Smart branded salads and Eat Smart and GreenLine® branded and private label fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. The Company also sells premier California specialty O olive oils and wine vinegars and Now Planting pure plant-based soups (launched in October 2018) to natural food, conventional grocery and mass retail stores primarily in the United States and Canada. The majority of Yucatan and Cabo Fresh guacamole and avocado food products are sold in the U.S. grocery channel, but they are also sold in U.S. mass retail, Canadian grocery retail and foodservice channels.

The Eat Smart brand combines our proprietary BreatheWay® food packaging technology with the capabilities of a large national food supplier and value-added produce processor to foodservice operators, as well as under private labels. Within the Eat Smart brand, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays that in most cases incorporate Landec’s BreatheWay membrane technology. The BreatheWay membrane increases shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain. Curation Foods also generates revenue from the sale and/or use of its BreatheWay technology by partners such as Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of greenhouse grown cucumbers and peppers.
Lifecore
Lifecore operates our biomaterials business and is involved in the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services. Sodium hyaluronate is a naturally occurring polysaccharide that is widely distributed in the extracellular matrix in animals and humans. Based upon Lifecore’s expertise working with highly viscous HA, the Company specializes in fermentation and aseptic formulation, filling, and packaging services, as a contract development and manufacturing organization (“CDMO”), for difficult to handle (viscous) materials filled in finished dose vials and syringes.
Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Our common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 5201 Great America Parkway, Suite 232, Santa Clara, California 95054, and the telephone number is (650) 306-1650.
Description of Core Business
Landec operates its business in three reportable business segments: Curation Foods, Lifecore, and Other.
Curation Foods
The Curation Foods business is comprised of Curation Foods' packaged fresh vegetables business sold primarily under the Eat Smart brand, O branded olive oils and wine vinegars, Now Planting branded refrigerated plant-based soups, and Yucatan and Cabo Fresh guacamole and avocado food products.
Packaged Fresh Vegetables
Based in Guadalupe, California, Curation Foods’ primary business is the processing, marketing and selling of vegetable-based salads and fresh-cut and whole vegetable products primarily packaged in its proprietary BreatheWay packaging. The packaged fresh vegetables business markets a variety of salads and fresh-cut and whole vegetables to the top retail grocery chains, club stores, and food service operators. During the fiscal year ended May 27, 2018, Curation Foods shipped approximately 28 million cartons of products to its customers throughout North America, primarily in the United States.
There are four major distinguishing characteristics of Curation Foods that provide competitive advantages in the Company's Eat Smart packaged fresh vegetables market:
Packaged Salads and Vegetables Supplier: Curation Foods has structured its packaged fresh vegetables business as a marketer and seller of branded and private label blended, salads and fresh-cut and whole vegetable products. It is focused on selling products primarily under its Eat Smart brand and private label brands. As retail grocery chains, club stores and food service operators consolidate, Curation Foods is well positioned as a single source of a broad range of products.
Nationwide Processing and Distribution: Curation Foods has strategically invested in its salads and fresh-cut vegetables business. Curation Foods’ largest processing plant is in Guadalupe, CA, and is automated with state-of-the-art vegetable processing equipment in one of the lower cost, growing regions in California, the Santa Maria Valley. Curation Foods also has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of all of its packaged salads and vegetable products in order to meet the next-day delivery needs of customers.
Expanded Product Line Using Technology and Unique Blends: Curation Foods is introducing new salads and packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Curation Foods introduced fourteen new unique products.

Products Currently in Approximately 67% of North American Retail Grocery Stores: Curation Foods' packaged fresh vegetables business has products in approximately 67% of all North American retail grocery stores. This gives Curation Foods the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique packaged fresh vegetable products within those customers.
Most vegetable products packaged in the Company’s BreatheWay packaging have a shelf-life of approximately 17 days. In addition to packaging innovation, the Company has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Chopped and Crumble salads™, Southwest Salad, and Asian Sesame Salad to name a few and, more recently, a line of single-serve salads under our Salad Shake-Ups!™ brand. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese and more than one-third of adults are considered to be obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where the superfood products can fit into consumers’ daily healthy food choices.
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
See Note 3 – Investment in Non-public Company of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about the Company’s 26.9% minority ownership interest in Windset.
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
Yucatan and Cabo Fresh
With the acquisition of Yucatan Foods in the third quarter of fiscal 2019, Curation Foods acquired the newly built production facility in Guanajuato, Mexico, which has the necessary capacity to support three times the existing revenues of two existing brands Yucatan and Cabo Fresh with only modest incremental capital investments. Longer-term, Curation Foods will investigate leveraging the Yucatan Foods relationships and footprint in Mexico to secure lower cost sourcing and manufacturing for its Eat Smart products. Numerous opportunities also exist for product innovations that leverage capabilities among the Curation Food portfolio of brands. With the acquisition of Yucatan Foods, the Curation Foods business adds another double-digit growth platform, a lower-cost infrastructure in Mexico and higher margin product offerings that exhibit less sourcing volatility in order to drive future, more predictable profitability.

Lifecore
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
Results of Operations
(all tabular amounts in thousands except percentages)
Revenues:

	Three Months Ended			Nine Months Ended
	February 24, 2019	February 25, 2018	Change	February 24, 2019	February 25, 2018	Change
Curation Foods	$131,984	$121,950	8%	$353,502	$333,915	6%
Lifecore	23,703	22,959	3%	51,765	49,236	5%
Total Revenues	$155,687	$144,909	7%	$405,267	$383,151	6%
Curation Foods
Curation Foods revenues consist of revenues generated from (1) the sale of specialty packaged fresh-cut and whole processed vegetable products and salads that are washed and packaged in most cases in the Company’s proprietary BreatheWay packaging and sold primarily under the Eat Smart brand and various private labels, (2) O olive oils and wine vinegars, (3) Now Planting pure plant-based soups, and (4) Yucatan and Cabo Fresh branded guacamole and avocado products. In addition, the Curation Foods reportable business segment includes the revenues generated from the sale of BreatheWay packaging to license partners.
The increase in Curation Foods' revenues for the three months ended February 24, 2019, compared to the same period last year, was primarily due to $12.7 million of revenues from the Yucatan Foods acquisition. In addition, revenues increased $895,000 from salad sales and $515,000 from O olive oil and vinegar sales. These increases were partially offset by a $4.2 million decrease in (1) green bean sales due to shortages of green beans during December and January, as a result of weather-related events in the Southeast, and (2) tray sales due to lower unit volume sales.
The increase in Curation Foods' revenues for the nine months ended February 24, 2019, compared to the same period last year, was primarily due to $12.7 million of revenues from the Yucatan Foods acquisition. In addition, revenues from salad sales increased $5.3 million due to higher unit volume sales.
Lifecore
Lifecore generates revenues from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from three integrated activities: (1) Aseptically filled syringes and vials, which represented approximately 46% of Lifecore’s revenues in fiscal year 2018, (2) Fermentation products, which represented approximately 32% of Lifecore’s revenues in fiscal year 2018, and (3) development activities, which represented approximately 22% of Lifecore’s revenues in fiscal year 2018.
The increase in Lifecore’s revenues for the three months ended February 24, 2019, compared to the same period last year, was due to a $1.6 million increase in development services revenues from existing customers partially offset by a $725,000 decrease in fermentation revenue as a result of the timing of shipments within the fiscal year compared to last fiscal year.
The increase in Lifecore’s revenues for the nine months ended February 24, 2019, compared to the same period last year, was due to a $4.8 million increase in development services revenues primarily from existing customers. This increase was partially offset by an $892,000 decrease in aseptic filling revenues and a $1.4 million decrease in fermentation revenues both as a result of the timing of shipments within the fiscal year compared to last fiscal year.
Gross Profit:

	Three Months Ended			Nine Months Ended
	February 24, 2019	February 25, 2018	Change	February 24, 2019	February 25, 2018	Change
Curation Foods	$9,641	$8,197	18%	$33,926	$33,181	2%
Lifecore	11,576	11,609	—%	20,221	20,348	(1%)
Total Gross Profit	$21,217	$19,806	7%	$54,147	$53,529	1%
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
Curation Foods
The increase in gross profit for the Curation Foods business for the three and nine months ended February 24, 2019, compared to the same periods last year, was primarily due to $1.9 million of gross profit from the Yucatan Foods acquisition and gross profit from higher salad sales. These increases were partially offset by a decrease in gross profit resulting from higher input costs for raw materials, labor, packaging, and, freight.

Lifecore
The slight decrease in Lifecore’s gross profit for the three and nine months ended February 24, 2019, compared to the same periods last year, was due to the timing of production and shipments within fiscal year 2019, partially offset by gross profit from increased development services revenues.
Research and Development (R&D):

	Three Months Ended			Nine Months Ended
	February 24, 2019	February 25, 2018	Change	February 24, 2019	February 25, 2018	Change
Curation Foods	$1,301	$1,439	(10)%	$3,833	$3,944	(3)%
Lifecore	1,271	1,406	(10)%	3,701	4,108	(10%)
Other	169	268	(37)%	573	1,152	(50%)
Total R&D	$2,741	$3,113	(12)%	$8,107	$9,204	(12%)
General
R&D consists primarily of product development and commercialization initiatives. R&D efforts in our Curation Foods business are primarily focused on innovating our current product lines and on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D efforts are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D efforts are primarily focused on creating and developing new innovative lines of products.

The decrease in R&D expenses for the three and nine months ended February 24, 2019, compared to the same periods last year, was primarily due to a decrease in R&D expenses in our Other segment as a result of a decrease in product development activities for our new ventures and from a reduction in R&D expenses at Lifecore due to higher percentage of R&D personnel working on production (charged to cost of sales) this fiscal year compared to last fiscal year.
Selling, General, and Administrative (SG&A):

	Three Months Ended			Nine Months Ended
	February 24, 2019	February 25, 2018	Change	February 24, 2019	February 25, 2018	Change
Curation Foods	$14,072	$8,343	69%	$32,687	$25,039	31%
Lifecore	1,638	1,444	13%	4,883	4,387	11%
Other	133	3,421	(96)%	6,890	9,384	(27)%
Total SG&A	$15,843	$13,208	20%	$44,460	$38,810	15%
General
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.
The increase in SG&A expenses for the three months ended February 24, 2019, compared to the same period last year, was due to: (1) a $5.7 million increase in our Curation Foods business primarily due to (a) $2.4 million of SG&A at Yucatan Foods, (b) $1.7 million of merger and acquisition costs, and (c) a $665,000 increase in the Eat Smart line of products due primarily to an increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives and (2) a $194,000 increase at Lifecore due to new hires and increased salary and benefit expenses. These increases were partially offset by a $3.3 million decrease at Corporate primarily due to a $2.6 million reduction of the earnout liability associated with the O acquisition and from lower stock-based compensation and bonus expenses compared to the same period last year.
The increase in SG&A expenses for the nine months ended February 24, 2019, compared to the same period last year, was due to: (1) a $7.6 million increase in our Curation Foods business primarily due to (a) $2.4 million of SG&A at Yucatan Foods, (b) $2.5 million of merger and acquisition costs, (c) a $1.1 million increase in the Eat Smart line of products due primarily to an increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (d) $770,000 of SG&A for Now Planting which was launched during the second quarter of fiscal year 2019 and (2) a $496,000 increase at Lifecore due to new hires and increased salary and benefit expenses. These increases were partially offset by a $2.5 million decrease at Corporate primarily due to a $3.5 million reduction of the earnout liability associated with the O acquisition, partially offset by primarily higher legal and consulting fees.
Other:

	Three Months Ended			Nine Months Ended
	February 24, 2019	February 25, 2018	Change	February 24, 2019	February 25, 2018	Change
Dividend Income	$413	$413	0%	$1,238	$1,238	0%
Interest Income	$34	$87	(61)%	$113	$160	(29)%
Interest Expense	$(1,771)	$(531)	234%	$(3,275)	$(1,415)	131%
Other Income	$—	$—	NM	$1,600	$2,200	(27%)
Income Tax (Expense) Benefit	$(242)	$12,827	NM	$(584)	$11,352	NM
Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $22 million senior preferred stock investment in Windset, which yields a cash dividend of 7.5% annually. There was no change in dividend income for the three and nine months ended February 24, 2019 compared to the same periods last year.
Interest Income
The decrease in interest income for the three and nine months ended February 24, 2019, compared to the same periods last year, was not significant.
Interest Expense
The increase in interest expense for the three and nine months ended February 24, 2019, compared to the same periods last year, was primarily due to the additional borrowings to fund the acquisition of Yucatan Foods in the third quarter of fiscal 2019 as well as the Company’s line of credit balance increasing from $12.0 million as of February 25, 2018 to $44.0 million as of February 24, 2019 primarily to fund new equipment purchases during the last twelve months.
Other Income
The decrease in other income for the nine months ended February 24, 2019 was a result of the change in the fair value of the Company’s investment in Windset, which increased $1.6 million for the nine months ended February 24, 2019 compared to an increase of $2.2 million for the nine months ended February 25, 2018.
Income Taxes
The change in the income tax expense during the three and nine months ended February 24, 2019, compared to the same period last year, was due to the income tax benefit from the Tax Cuts and Jobs Act of 2017 (“TCJA”), which resulted in a significant tax benefit during the three and nine months ended February 25, 2018 whereas the tax expense for the three and nine months ended February 24, 2019 is based on pre-tax income for those periods.
Liquidity and Capital Resources
As of February 24, 2019, the Company had cash and cash equivalents of $1.7 million, a net decrease of $1.2 million from $2.9 million as of May 27, 2018.
Cash Flow from Operating Activities
The Company generated $17.4 million of net cash from operating activities during the nine months ended February 24, 2019, compared to $20.3 million of net cash generated from operating activities for the nine months ended February 25, 2018. The primary sources of net cash from operating activities during the nine months ended February 24, 2019 were from (1) $672,000 of net income, (2) $13.0 million of depreciation/amortization and stock based compensation expense, and (3) a net decrease of $8.4 million in working capital. These sources of cash were offset by (1) a $1.6 million increase in fair value of the Windset investment, and (2) a $3.5 million decrease in the O earn-out liability, both of which are non-cash items.
The primary factors that decreased working capital for the nine months ended February 24, 2019, were (1) a $11.9 million increase in accounts payable due to a $11.0 million increase in Curation Foods’ accounts payable, which includes higher purchasing volume as a result of the Yucatan Foods acquisition. Curation Foods’ increase in accounts payable was partially offset by a $4.5 million decrease in accounts payable at Lifecore due primarily to the timing of payments, and (2) a $1.1 million increase in prepaid expenses and other current assets primarily related to the timing of grower advances for raw products at Curation Foods. These decreases in working capital were partially offset by (1) a $3.1 million decrease in accrued compensation due to fiscal year 2018 earned bonuses being paid during nine months of fiscal year 2019 and the accrual for fiscal year 2019 being lower than the amount accrued through the first nine months of fiscal year 2018, and (2) a $1.6 million decrease in deferred revenue due to the timing of billings and shipments at Lifecore.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended February 24, 2019 was $92.4 million compared to $22.8 million for the same period last year. The use of cash in investing activities during the first nine months of fiscal year 2019 was primarily due to the $59.9 million in cash paid for the Yucatan Foods acquisition and from the purchase of $33.1 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended February 24, 2019 was $73.8 million compared to $4.7 million for the same period last year. The net cash provided by financing activities during the nine months of fiscal year 2019 was primarily due to $60.0 million of borrowings under the Company’s term loan to fund the Yucatan Foods acquisition and from a $17.0 million increase in the Company’s line of credit, primarily to fund a portion of the $33.1 million of equipment purchases and to pay down long-term debt by $2.6 million.
Capital Expenditures
During the nine months ended February 24, 2019, Landec purchased equipment to support the growth of the Curation Foods and Lifecore businesses. These expenditures represented the majority of the $33.1 million of capital expenditures in the period.
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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement (the “Amended Credit Agreement”), whereby the Term Loan was increased to $100 million and the Revolver was increased to $105 million. Both the Revolver and the Term Loan continue to mature on September 23, 2021, with the Term Loan quarterly principal payments increasing to $2.5 million beginning on March 1, 2019, with the remainder due at maturity.
The primarily purpose of the Amendment was to fund the Yucatan Foods acquisition, to pay certain fees and expenses incurred in connection with the consummation of the Amended Credit Agreement, and for other general corporate purposes. See Note 2 - Acquisitions to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on Yucatan Foods acquisition.
See Note 7 – Debt of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company’s debt arrangements.
Landec believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risk during the first nine months of fiscal year 2019.

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
Changes in Internal Control over Financial Reporting
During the quarter ended February 24, 2019, we completed the remediation plan for the material weakness in our internal control over financial reporting identified as of May 27, 2018. Specifically, our management, Audit Committee and Board of Directors took the following steps as part of our ongoing remediation efforts to address this issue:
(a)Strengthened our reconciliation controls around accounts payable and fixed assets by redesigning the controls to take into account the balances within fixed assets and the timing of payments for invoices within accounts payable; and
(b)Strengthened our review process over the Consolidated Statements of Cash Flows to ensure cash flows from investing activities accurately presents the timing of cash outflows arising from purchases of property and equipment.
For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
On December 1, 2018, we completed the acquisition of Yucatan Foods. We are in the process of integrating Yucatan Foods into our systems and control environment. As permitted by the Securities and Exchange Commission, we are excluding Yucatan Foods from the assessment of internal control over financial reporting for the year ending May 26, 2019. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from Management's report on internal control over financial reporting in the year of acquisition.
Subject to the foregoing, no changes in our internal control over financial reporting have occurred during the quarter ended February 24, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Contingencies
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies.
Item 1A.    Risk Factors
Our estimated annual effective tax rate may be subject to further uncertainty due to the recent changes in U.S. tax rates and tax laws. Other than this item and the items described below, there have been no significant changes to the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 27, 2018 filed with the Securities and Exchange Commission on August 10, 2018.
We are subject to the risks of doing business internationally.
We are subject to the risks of doing business internationally. We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a production facility in Mexico. In the most recent years, there has been an increase in organized crime in Mexico. Further, in July of 2018, Mexico elected a new president to office, Andres Manuel Lopez Obrador. Neither the increase in organized crime nor the election of a new president in Mexico has had a significant impact on our operations, but both highlight certain risks of doing business abroad. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.
Foreign currency exchange rate fluctuations may adversely affect our operating results.
Fluctuations in foreign currency exchange rates in Mexico may adversely affect our operating results. While our operations are predominantly in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso. As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin, income from operations or segment operating profit from fluctuations in foreign currency exchange rates are likely to be inconsistent year over year.
Since some of our expenses are paid in Mexican pesos and we sell our production in United States dollars, we are subject to changes in currency values that may adversely affect our results of operations. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies, also fluctuate with changes in currency exchange rates.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 1, 2018, we completed the acquisition of Yucatan Foods. For further discussion, see Note 2 - Acquisitions.
There were no shares repurchased by the Company during the fiscal quarter ended on February 24, 2019.
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
Date:    April 4, 2019