Form 10-K
period 2019-05-26
LANDEC CORP \CA\
filed 2019-08-01
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 26, 2019, or

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
Registrant's telephone number, including area code:
(650) 306-1650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LNDC	The NASDAQ Global Select Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $351,940,000 as of November 23, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 26, 2019, there were 29,146,293 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its October 2019 Annual Meeting of Stockholders which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

-i-

PART I
Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends,” “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and assumptions made by our management and are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and the factors discussed below.

Item 1.	Business
Corporate Overview
Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Curation Foods, Inc. business (formerly known as Apio, Inc., see below for further discussion on the renaming of our natural foods business), we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

Landec’s Curation Foods and Lifecore businesses utilize polymer chemistry technology, a key differentiating factor. Both businesses focus on business-to-business selling such as selling directly to retail grocery store chains and club stores for Curation Foods and directly to partners in the medical device and pharmaceutical markets for Lifecore.
With the discontinuation of the Food Export business in the fourth quarter of fiscal 2018, Landec has three reportable business segments – Curation Foods and Lifecore, each of which is described below, and an Other segment. During the fourth quarter of fiscal year 2019 the Company discontinued its Now Planting® business. The operating results for the Food Export and Now Planting businesses are presented as a discontinued operation in the Company's accompanying Consolidated Financial Statements and the financial results for fiscal years 2019, 2018, and 2017.

Curation Foods

On January 11, 2019, the Company marked the completion of its transition from a packaged fresh vegetables company to a branded, natural foods company by changing the name of its food business from Apio, Inc (“Apio”) to Curation Foods, Inc. Curation Foods will serve as the corporate umbrella for a portfolio of four natural food brands, including the Company’s flagship brand Eat Smart® as well as its three emerging natural foods brands, O Olive Oil & Vinegar® ("O") products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products that were acquired by the Company through the acquisition of Yucatan Foods, Inc. on December 1, 2018.

The Company sells specialty packaged Eat Smart branded salads and private label fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. The Company also sells premier California specialty O olive oils and wine vinegars to natural food, conventional grocery and mass retail stores primarily in the United States and Canada. The majority of Yucatan and Cabo Fresh guacamole and avocado food products are sold in the U.S. grocery channel, but they are also sold in U.S. mass retail, Canadian grocery retail and foodservice channels.

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

Curation Foods

The Curation Foods business is comprised of Curation Foods' packaged fresh vegetables business sold primarily under the Eat Smart brand, O branded olive oils and wine vinegars, and Yucatan and Cabo Fresh guacamole and avocado food products.

Eat Smart Packaged Fresh Vegetables

Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of vegetable-based salads and fresh-cut and whole vegetable products primarily packaged in its proprietary BreatheWay packaging. The packaged fresh vegetables business markets a variety of salads and fresh-cut and whole vegetables to the top retail grocery chains, club stores, and food service operators.

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

Expanded Product Line Using Technology and Unique Blends: Curation Foods is introducing new salads and packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Curation Foods introduced twenty new unique products.

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

Most vegetable products packaged in the Company’s BreatheWay packaging have a shelf-life of approximately 17 days. In addition to packaging innovation, the Company has developed innovative blends and combinations of vegetables that are sold in flexible film bags or rigid trays. The Company has launched a family of salad kits that are comprised of “superfood” mixtures of vegetables with healthy toppings and dressings. The first salad kit to launch under the Eat Smart brand was Sweet Kale Salad, which now has significant distribution throughout club and retail stores in North America. Additionally, we have launched under the Eat Smart brand several other superfood salad kits including Chopped and Crumble™ salads, Southwest Salad, and Asian Sesame Salad to name a few and, more recently, a line of single-serve salads under our Salad Shake-Ups!™ brand. The Company’s expertise includes accessing leading culinary experts and nutritionists nationally to help in the new product development process. We believe that the Company’s new products are “on trend” and strong market acceptance supports this belief. Recent statistics show that more than two-thirds of adults are considered to be overweight or obese. More and more consumers are beginning to make better food choices in their schools, homes, and in restaurants and that is where our Eat Smart products can fit into consumers’ daily healthy food choices.

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

O Olive Oils & Vinegars

The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.

Yucatan and Cabo Fresh

The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods, founded in 1991, is based in Los Angeles, California. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business adds another double-digit growth platform, a lower-cost infrastructure in Mexico, and higher margin product offerings that generally exhibit less sourcing volatility.

Lifecore
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

Expand medical applications for HA: Due to the growing knowledge of the unique characteristics of HA, and the role it plays in normal physiology, Lifecore continues to identify and pursue opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, next generation orthopedics and device coatings, and through sales to academic and corporate research customers. Further applications may involve expanding process development activity and/or additional licensing of technology.

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

Other

Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses.
Technology Overview
The Company has two proprietary polymer technology platforms: (1) Intelimer® materials, which are the key technology behind our BreatheWay membrane technology, and (2) hyaluronan biopolymers. The Company’s materials are generally proprietary as a result of being patented or being specially formulated for specific customers to meet specific commercial applications and/or specific regulatory requirements. The Company’s polymer technologies, customer relationships, trade names and strong channels of distribution are the foundation and key differentiating advantages on which Landec has built its business.
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
High Permeability: Landec's BreatheWay packaging technology is designed to permit transmission of oxygen and carbon dioxide at 300 to 1,000 times the rate of conventional packaging films. The Company believes that these higher permeability levels will facilitate the packaging diversity required to market many types of fresh-cut and whole produce in many package sizes and configurations.
Ability to Adjust Oxygen and Carbon Dioxide Ratios: BreatheWay packaging can be tailored with carbon dioxide to oxygen transfer ratios ranging from 1.0 to 12.0 to selectively transmit oxygen and carbon dioxide at optimum rates to sustain the quality and shelf-life of packaged produce. Other high permeability packaging materials, such as micro-perforated films cannot differentially control carbon dioxide permeability, resulting in sub-optimal package atmosphere conditions for many produce products.
Temperature Responsiveness: Landec has developed breathable membranes that can be designed to increase or decrease permeability in response to environmental temperature changes. The Company has developed packaging that responds to higher oxygen requirements at elevated temperatures, but is also reversible, and returns to its original state as temperatures decline. As the respiration rate of fresh produce also increases with temperature, the BreatheWay membrane’s temperature responsiveness allows packages to compensate for the change in produce respiration by automatically adjusting gas permeation rates. By doing so, detrimental package atmosphere conditions are avoided and improved quality is maintained through the distribution chain.
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
Sodium hyaluronate was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, it is used for maintaining the space in the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses. HA-based products have gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. HA has also become a significant component in several products used in orthopedics. Lifecore’s HA is used as a viscous carrier for allogeneic freeze-dried demineralized bone used in spinal surgery, and as the active component of devices to treat the symptoms of osteoarthritis, and as a component to provide increased lubricity to medical devices. Lifecore’s HA has also been utilized in veterinary drug applications to treat traumatic arthritis.

Sales and Marketing
Curation Foods is supported by dedicated sales and marketing resources located in central California and throughout the U.S. and Canada.
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
Seasonality
Curation Foods' can be affected by seasonal weather factors, which can result in higher costs of sourcing product due to a shortage of essential produce items. Lifecore is not significantly affected by seasonality.
Manufacturing and Processing
Curation Foods
Eat Smart Packaged Fresh Vegetables
Packaged fresh vegetable products and fresh-cut packaged green beans are processed in the Company's facilities located in Guadalupe, California; Bowling Green, Ohio; Hanover, Pennsylvania; and Vero Beach, Florida. Cooling of produce is done through third parties and its own in-house cooling through its various cooling systems.
BreatheWay packaging products are comprised of polymer manufacturing, membrane manufacturing, and label package conversion. Contract manufacturers currently make virtually all of the polymers for the BreatheWay packaging system and breathable membranes. The Company performs the label package conversion in its various processing facilities.
O Olive Oils & Vinegars
O uses third parties to crush, process, and bottle its olive oil products, primarily within California. The fermentation, production, and processing of vinegar is performed at the Company's facility in Petaluma, California, using ingredients sourced from various third parties primarily within California. O uses third parties in California to bottle its vinegar products.
Yucatan and Cabo Fresh
Guacamole for the Yucatan and Cabo Fresh brands is primarily produced and packed at the Company's facility in Guanajuato, Mexico, using ingredients sourced from various third parties within the United States and Mexico.
Lifecore
The commercial production of HA requires fermentation, separation, and purification and aseptic processing capabilities. HA can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from fermentation, using an extremely efficient microbial fermentation process and a highly effective purification operation.
Lifecore’s facilities in Chaska, Minnesota are used primarily for the HA and non-HA manufacturing process, formulation, aseptic syringe and vial filling, analytical services, secondary packaging, warehousing raw materials and finished goods, and distribution. Lifecore provides versatility in the manufacturing of various types of finished products and supplies several different forms of HA and non-HA products in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

Patents and Proprietary Rights
The Company's success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has had approximately 50 U.S. patents issued of which 23 remain active as of May 26, 2019 with expiration dates ranging from 2019 to 2031. There can be no assurance that any of the pending patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any patents issued to the Company will provide the Company with competitive advantages, will not be challenged by any third parties or that the patents of others will not prevent the commercialization of products incorporating the Company's technology. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business, operating results and financial condition.
Government Regulation
Curation Foods
The Company’s food products and operations are also subject to regulation by various foreign, federal, state, and local agencies, with respect to production processes, product attributes, packaging, labeling, advertising, import, export, storage, transportation and distribution.
In the US, food products are primarily regulated by the Food and Drug Administration (FDA), which has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing, food packing and holding, food additives, food safety, the growing and harvesting of produce intended for human consumption, food transportation, food labeling, food packaging, and food supplier controls including foreign supplier verification.  In addition, advertising of our products is subject to regulation by the Federal Trade Commission (FTC), and operations are subject to certain health and safety regulations, such as those issued under the Occupational Safety and Health Act (OSHA). All of our US facilities and food products must be in compliance with the Federal Food, Drug, and Cosmetic Act (FDC Act) as amended by, among other things, the FDA Food Safety Modernization Act (FSMA). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA, and our food products sold into Canada must be in compliance with applicable Canadian food safety and labeling regulations.
Lifecore
The FDA regulates and/or approves the clinical trials, manufacturing, labeling, distribution, import, export, sale and promotion of medical devices and drug products in or from the United States. Some of the Company’s and its customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices or drug products, that in some cases require FDA Approval or clearance, prior to U.S. distribution of Pre-Market Approval (PMA), or New Drug Applications (NDA), or Pre-Market Notifications, or other submissions and by foreign countries, which regulate some of the products as medical devices or drug products.
Other regulatory requirements are placed on the design, manufacture, processing, packaging, labeling, distribution, record-keeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device and drug manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device and/or drug requirements, as applicable. The FDA also conducts pre-approval inspections for PMA and NDA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval, as applicable, for modifications to the device, drug product or its labeling. Similarly, companies that own FDA Pre-Market Notifications for marketed products must obtain additional FDA clearance for certain modifications to their devices or labeling. Other applicable FDA requirements include but are not limited to reporting requirements such as the medical device reporting regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA also maintains adverse event reporting requirements for drug products, among other post-market regulatory requirements.
Employees
As of May 26, 2019, Landec had 736 full-time employees, of whom 585 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 151 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec's employees are represented by a union, and Landec considers its relationship with its employees to be good.

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
Adverse Weather Conditions and Other Acts of God May Cause Substantial Decreases in Our Sales and/or Increases in Our Costs
Our Packaged Fresh Vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company regularly experiences significant product sourcing issues as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.
Our Sale of Some Products May Expose Us to Product Liability Claims
The testing, manufacturing, marketing, and sale of the products we develop involve an inherent risk of allegations of product liability, including foodborne illness. If any of our products are determined or alleged to be contaminated or defective or to have caused an illness, injury or harmful accident to an end-customer, we could incur substantial costs in responding to complaints or litigation regarding our products and our product brand image could be materially damaged. Such events may have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to participate in product recalls or we may voluntarily initiate a recall as a result of various industry or business practices or the need to maintain good customer relationships.
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

Our Future Operating Results Are Likely to Fluctuate Which May Cause Our Stock Price to Decline
In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Curation Foods can be affected by seasonal and weather-related factors which have impacted our financial results in the past due to shortages of essential value-added produce items. In addition, the fair market value change in our Windset investment can fluctuate substantially quarter to quarter. Lifecore can be affected by the timing of orders from its relatively small customer base and the timing of the shipment of those orders. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and notes receivable from growers and on price fluctuations in the fresh vegetable and fruit markets. Other factors that affect our operations include:
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
Our Operations Are Subject to Regulations that Directly Impact Our Business
Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to detailed standards for product development, manufacturing controls, ongoing quality monitoring and analysis, and periodic inspection by regulatory authorities. We may not be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. A significant portion of Curation Foods’s manufacturing workforce is provided by third-party labor contractors. The Company relies upon these contractors to validate the worker’s immigration status and their eligibility to work in the Company’s facilities, and failure of these contractors’ control processes or our internal control processes could result in Curation Foods not complying with applicable regulations. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, produce safety, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.
Our food operations are subject to regulation by the FDA, FTC, and other governmental entities. Applicable laws and regulations are subject to change from time to time and could impact how we manage the production, labeling, and sale of our food products. We are subject, for example, to FDA compliance and regulations concerning the safety of the food products handled and sold by Curation Foods, and the facilities in which they are packed, processed, and stored. Failure to comply with the applicable regulatory requirements can, among other things, result in:

the issuance of adverse inspectional observations,
Warning or Courtesy Letters,
import refusals,
fines, injunctions, civil penalties, and facility suspensions, withdrawal of regulatory approvals or registrations,
product recalls and product seizures, including cessation of manufacturing and sales, operating restrictions, and
criminal prosecution.
Compliance with foreign, federal, state, and local laws and regulations is costly and time-consuming. We may be required to incur significant costs to comply with the laws and regulations in the future which may have a material adverse effect on our business, operating results and financial condition.

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
Our Curation Foods business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs all the products sold by Curation Foods. Our failure to comply with the PACA requirements could among other things, result in civil penalties, suspension or revocation of a license to sell produce, and in the most egregious cases, criminal prosecution, which could have a material adverse effect on our business. In addition, the FTC and other state authorities regulate how we promote and advertise our food products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and local laws and regulations.
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
In addition, most of the existing products being sold by Lifecore and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies, which regulate the design, nonclinical and clinical research studies, manufacturing, labeling, distribution, post-marketing product modifications, advertising, promotion, import, export, adverse event and other reporting, and record keeping procedures for such products. Aseptic processing and shared equipment manufacturing require specific quality controls. If we fail to achieve and maintain these controls, we may have to recall product, or may have to reduce or suspend production while we address any deficiencies. Marketing clearances or approvals by regulatory agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. These agencies can also limit or prevent the manufacture or distribution of Lifecore’s products or change or increase the regulatory requirements applicable to such products. A determination that Lifecore is in violation of such regulations could lead to the issuance of adverse inspectional observations, a Warning Letter, imposition of civil penalties, including fines, product recalls or product seizures, preclusion of product import or export, a hold or delay in pending product approvals, withdrawal of marketing authorizations, injunctions against product manufacture and distribution, and, in extreme cases, criminal sanctions.
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

Any New Business Acquisition Will Involve Uncertainty Relating to Integration
We completed the Yucatan acquisition in December, 2018, and the O acquisition in March, 2017. We have acquired other businesses in the past and may make additional acquisitions in the future. The successful integration of new business acquisitions may require substantial effort from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company's activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.
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
Changes to U.S. Trade Policy, Tariff and Import/Export Regulations May Have a Material Adverse Effect on our Business
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.
As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

We May Be Exposed to Employment Related Claims and Costs that Could Materially Adversely Affect Our Business
We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers' compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies, such as Curation Foods, which use contract employees could be found to be “joint employers” with the staffing firm.
We Have a Concentration of Manufacturing for Curation Foods and Lifecore and May Have to Depend on Third Parties to Manufacture Our Products
Any disruptions in our primary manufacturing operations at Curation Foods' facilities in Guadalupe, CA, Bowling Green, OH, Hanover, PA, or Guanajuato, Mexico, or Lifecore’s facilities in Chaska, MN would reduce our ability to sell our products and would have a material adverse effect on our financial results. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected. In that event, additional regulatory inspections or approvals may be required, and additional quality control measures would need to be implemented. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.
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
We Are Subject to the Risks of Doing Business Internationally
We are subject to the risks of doing business internationally. We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a production facility in Mexico. In the most recent years, there has been an increase in organized crime in Mexico. Further, in July of 2018, Mexico elected a new president to office, Andres Manuel Lopez Obrador. Neither the increase in organized crime nor the election of a new president in Mexico has had a significant impact on our operations, but both highlight certain risks of doing business abroad. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.
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

For fiscal year 2019, approximately 19% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
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
Our Dependence on Single-Source Suppliers and Service Providers May Cause Disruption in Our Operations Should Any Supplier Fail to Deliver Materials
We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors at all or on a timely basis. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all. Several services that are provided to Curation Foods are obtained from a single provider. Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products and raw materials for our HA products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business.
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
Cancellations or Delays of Orders by Our Customers May Adversely Affect Our Business
During the fiscal year ended May 26, 2019, sales to the Company’s top five customers accounted for approximately 43% of total revenue with the top two customers from the Curation Foods segment, Costco Corporation and Wal-mart, Inc. accounting for approximately 14% and 16%, respectively, of total revenues. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results and financial condition. In addition, since some of the products processed by Curation Foods and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods or we may not be able to obtain orders from new customers.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of May 26, 2019, the Company owned or leased the following principle physical properties:

Location	Business Segment	Ownership	Facilities
Guadalupe, CA	Curation Foods	Owned	199,000 square feet of office space, manufacturing and cold storage
Chaska, MN	Lifecore	Owned	147,300 square feet of office, laboratory and manufacturing space
Silao, Guanajuato, Mexico	Curation Foods	Leased	97,000 square feet of office and manufacturing space
Chaska, MN	Lifecore	Leased	65,000 square feet of office, manufacturing and warehouse space
Hanover, PA	Curation Foods	Owned	64,000 square feet of office space, manufacturing and cold storage
Bowling Green, OH	Curation Foods	Owned	55,900 square feet of office space, manufacturing and cold storage
Ontario, CA	Curation Foods	Leased	54,300 square feet of office and manufacturing space
Santa Maria, CA	Curation Foods	Leased	36,300 square feet of office and laboratory space
Petaluma, CA	Curation Foods	Leased	18,400 square feet of office and manufacturing space
Rock Hill, SC	Curation Foods	Owned	16,400 square feet of cold storage and office space

In addition to the principal physical properties described above, the Company owns or leases a number of other facilities and land in various locations in the United States that are used for manufacturing, cold storage, and administration activities. Leases for these leased facilities expire at various dates through the year 2030. The Company does not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, laboratory, cold storage, or office facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. For additional information about our material legal proceedings, please see Note 9, Commitments and Contingencies, of the accompanying notes to the consolidated financial statements.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”. The following table sets forth for each period indicated the high and low sales prices for the Common Stock.

Fiscal Year Ended May 26, 2019	High	Low

4th Quarter ended May 26, 2019	$13.24	$9.02
3rd Quarter ended February 24, 2019	$15.57	$10.17
2nd Quarter ended November 25, 2018	$14.90	$12.55
1st Quarter ended August 26, 2018	$15.60	$13.03

Fiscal Year Ended May 27, 2018	High	Low

4th Quarter ended May 27, 2018	$14.55	$12.55
3rd Quarter ended February 25, 2018	$14.00	$11.60
2nd Quarter ended November 26, 2017	$13.65	$11.42
1st Quarter ended August 27, 2017	$14.95	$12.10
Holders
As of July 26, 2019, there were approximately 49 holders of record of our common stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
For the twelve months ended May 26, 2019, there have been no shares repurchased by the Company. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.

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

	Year Ended
(In thousands, except per share amounts)	May 26, 2019	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015
Statements of Operations Data:	(1)	(1)	(1)	(1)	(1)
Product sales	$557,559	$524,227	$469,776	$476,918	$471,420
Net income (loss) from continuing operations	2,122	25,761	10,135	(11,990)	12,684
Net income (loss) from continuing operations, per share
Basic	$0.07	$0.93	$0.37	$(0.45)	$0.46
Diluted	$0.07	$0.92	$0.36	$(0.45)	$0.46
Balance Sheet Data:
Total assets	$519,091	$404,703	$358,608	$342,653	$346,465
Total debt, net	148,984	69,300	50,239	58,162	42,519

(1)
During the fourth quarters of fiscal year 2019 and fiscal year 2018, the Company made the decision to discontinue its Now Planting and Food Export businesses, respectively. As a result, the Company met the requirements of Accounting Standards Codifications (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to report the results of and to classify the assets and liabilities of the Now Planting and Food Export businesses as discontinued operations. The operating results for the Now Planting business, which was launched during the second quarter of fiscal year 2019, have been presented as a discontinued operation in fiscal year 2019. The operating results for the Food Export business have been presented as a discontinued operation in fiscal year 2018, and have been reclassified as a discontinued operation in fiscal years 2017, 2016, and 2015.

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
Landec has three reportable business segments – Curation Foods and Lifecore, each of which is described below, and an Other segment. The Other segment operating results for the year ended May 27, 2018 and May 28, 2017 have been restated to reflect the reclassification of O operating results from the Other segment to the Curation Foods segment.

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
Goodwill and Other Intangibles
The Company’s intangible assets are comprised of finite-lived customer relationships and indefinite-lived trademarks/trade names and goodwill. The Company tests its indefinite-lived intangible assets for impairment at least annually, in accordance with accounting guidance. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for goodwill and other intangibles.
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
Derivative Financial Instruments
The Company entered into interest rate swap agreements to manage interest rate risk. This derivative instrument may offset a portion of the changes in interest expense, and the Company designates this derivative instrument as a cash flow hedge. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its interest rate swaps.
Fair Value Measurements
The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its investment in a non-public company and for its interest rate swaps.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies of this Annual Report for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Results of Operations
Revenues:
Curation Foods revenues consist of revenues generated from (1) the sale of specialty packaged fresh-cut and whole processed vegetable products and salads that are washed and packaged in most cases in the Company’s proprietary BreatheWay packaging and sold primarily under the Eat Smart brand and various private labels, (2) O olive oils and wine vinegars, and (3) Yucatan and Cabo Fresh branded guacamole and avocado products. In addition, the Curation Foods reportable business segment includes the revenues generated from the sale of BreatheWay packaging to license partners.
Lifecore generates revenues from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from three integrated activities: (1) aseptically filled syringes and vials, (2) fermentation products, and (3) development activities.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 26, 2019	May 27, 2018	Amount	%	May 27, 2018	May 28, 2017	Amount	%
Curation Foods	$481,686	$458,800	$22,886	5%	$458,800	$410,384	$48,416	12%
Lifecore	75,873	65,427	10,446	16%	65,427	59,392	6,035	10%
Total Revenues	$557,559	$524,227	$33,332	6%	$524,227	$469,776	$54,451	12%
Curation Foods
The increase in Curation Foods' revenues for fiscal year 2019 compared to fiscal year 2018 was primarily due to $27.3 million of revenues from the Yucatan Foods business. In addition, revenues increased $2.1 million from salad sales and $1.5 million from O olive oil and vinegar sales. These increases were partially offset by a $5.5 million decrease in (1) green bean sales due to shortages of green beans during December and January, as a result of weather-related events in the Southeast, and (2) tray sales due to lower unit volume sales.
The increase in Curation Foods' revenues for fiscal year 2018 compared to fiscal year 2017 was primarily due to a 9.0% increase in Eat Smart's unit volume sales with a majority of the increase in revenues coming from increased sales of our salad products which are higher priced products compared to the Company’s lower priced core products whose sales increased 4.0% in fiscal year 2018 compared to fiscal year 2017. Additionally, the increase in Curation revenues for fiscal year 2018 compared to fiscal year 2017 was due to $3.8 million of revenues from the O business that was acquired on March 1, 2017.
Lifecore
The increase in Lifecore’s revenues for fiscal year 2019 compared to fiscal year 2018 was due to a $5.7 million increase in development services revenues, primarily from existing customers, and a $4.4 million increase in aseptic filling revenues due to higher sales to existing customers.
The increase in Lifecore’s revenues for fiscal year 2018 compared to fiscal year 2017 was due to a $6.3 million increase in aseptic sales resulting from higher sales to existing customers and a $3.2 million increase in development revenues primarily due to new arrangements with new customers, partially offset by a $3.5 million decrease in fermentation sales to existing customers.
Gross Profit:
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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 26, 2019	May 27, 2018	Amount	%	May 27, 2018	May 28, 2017	Amount	%
Curation Foods	$49,305	$49,770	$(465)	(1%)	$49,770	$52,457	$(2,687)	(5)%
Lifecore	31,698	28,568	3,130	11%	28,568	26,755	1,813	7%
Total Gross Profit	$81,003	$78,338	$2,665	3%	$78,338	$79,212	$(874)	(1)%
Curation Foods
The decrease in gross profit for the Curation Foods business for fiscal year 2019 compared to fiscal year 2018 was primarily due to lower sales of green beans and higher input costs for raw materials, labor, packaging, and, freight. These increases were partially offset by $3.8 million of gross profit from the Yucatan Foods business and gross profit from higher salad sales. The net of these factors resulted in the gross margin decreasing to 10.2% in fiscal year 2019 compared to 10.8% in fiscal year 2018.
The decrease in gross profit for the Curation Foods business for fiscal year 2018 compared to fiscal year 2017 was primarily due to $7.8 million of incremental produce sourcing costs attributed to Eat Smart during fiscal year 2018 resulting from hurricanes and tropical storms and from unseasonably hot weather in California which negatively impacted produce yields and quality. These incremental produce sourcing costs were partially offset by gross profit resulting from increased salad sales. The net of these factors resulted in the gross margin decreasing to 10.8% in fiscal year 2018 compared to 12.5% in fiscal year 2017.
Lifecore
The increase in Lifecore’s gross profit for fiscal year 2019 compared to fiscal year 2018 was due to a 16% increase in revenues partially offset by an unfavorable product mix change in fiscal year 2019 to a higher percentage of revenues coming from lower margin aseptically filled product sales. As a result, Lifecore's gross margin decreased to 41.8% in fiscal year 2019 from 43.7% in fiscal year 2018.
The increase in Lifecore’s gross profit for fiscal year 2018 compared to fiscal year 2017 was due to a 10% increase in revenues partially offset by an unfavorable product mix change in fiscal year 2018 to a higher percentage of revenues coming from lower margin aseptically filled product sales than from higher margin fermentation sales compared to fiscal year 2017. As a result, Lifecore’s gross margin decreased to 43.7% in fiscal year 2018 from 45.0% in fiscal year 2017.
Operating Expenses:
Research and Development (R&D)
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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 26, 2019	May 27, 2018	Amount	%	May 27, 2018	May 28, 2017	Amount	%
Curation Foods	$5,444	$5,633	$(189)	(3)%	$5,633	$1,846	$3,787	205%
Lifecore	5,085	5,360	(275)	(5%)	5,360	5,387	(27)	(1)%
Other	937	1,807	(870)	(48%)	1,807	2,240	(433)	(19)%
Total R&D	$11,466	$12,800	$(1,334)	(10)%	$12,800	$9,473	$3,327	35%
The decrease in R&D expenses for fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease in R&D expenses in our Other segment as a result of a decrease in product development activities for our new ventures and from a reduction in R&D expenses at Lifecore due to a higher percentage of R&D personnel working on production (charged to cost of sales) this fiscal year compared to last fiscal year.

The increase in R&D expenses for fiscal year 2018 compared to fiscal year 2017 was due to a significant increase in product development activities at Eat Smart driven primarily by the hiring of a VP of Innovation and R&D late in fiscal year 2017 and the subsequent staff hiring in that department, coupled with a significant increase in product development expenses at Eat Smart in fiscal year 2018.
Selling, General and Administrative (SG&A)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 26, 2019	May 27, 2018	Amount	%	May 27, 2018	May 28, 2017	Amount	%
Curation Foods	$45,828	$34,090	$11,738	34%	$34,090	$35,161	$(1,071)	(3)%
Lifecore	6,618	5,878	740	13%	5,878	5,422	456	8%
Other	11,616	11,983	(367)	(3)%	11,983	11,908	75	1%
Total SG&A	$64,062	$51,951	$12,111	23%	$51,951	$52,491	$(540)	(1)%
The increase in SG&A expenses for fiscal year 2019 compared to fiscal year 2018 was due to (1) a $11.7 million increase at Curation Foods primarily due to (a) $4.3 million of SG&A at Yucatan Foods, (b) $3.3 million of merger and acquisition costs, (c) a $4.1 million increase in SG&A expenses at Eat Smart, which included a $2.0 million impairment of the GreenLine tradename, and (d) an increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (2) a $0.7 million increase at Lifecore due to new hires and increased salary and benefit expenses. These increases were partially offset by a $0.4 million decrease at Corporate primarily due to a $3.5 million reduction of the earnout liability associated with the O acquisition, partially offset by severance-related charges, legal fees, and consulting fees.
The decrease in SG&A expenses for fiscal year 2018 compared to fiscal year 2017 was due to a decrease in SG&A at Eat Smart as a result of (1) a decrease in marketing expenses, (2) legal fees incurred during fiscal year 2017 from labor-related lawsuits settled during fiscal year 2017 and (3) severance costs incurred in fiscal year 2017. The decrease at Eat Smart was partially offset by an increase in SG&A expenses in Other resulting from (1) an increase in stock-based compensation from equity grants, (2) new business development activities and (3) a $1.1 million increase in SG&A expenses for O all of which was more than offset by a $1.9 million reduction in the contingent consideration liability associated with the O acquisition.
Other:

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 26, 2019	May 27, 2018	Amount	%	May 27, 2018	May 28, 2017	Amount	%
Dividend Income	$1,650	$1,650	$—	—%	$1,650	$1,650	$—	—%
Interest Income	145	211	(66)	(31)%	211	16	195	1,219%
Interest Expense	(5,230)	(1,950)	(3,280)	168%	(1,950)	(1,826)	(124)	7%
Loss on Debt Refinancing	—	—	—	—%	—	(1,233)	1,233	(100)%
Other Income	1,600	2,900	(1,300)	(45)%	2,900	900	2,000	222%
Income Tax (Expense) Benefit	(1,518)	9,363	(10,881)	N/M	9,363	(4,040)	13,403	N/M
Non-controlling Interest Expense	—	(94)	94	(100)%	(94)	(87)	(7)	8%
Dividend Income
Dividend income is derived from the dividends accrued on our $22.0 million preferred stock investment in Windset which yields a cash dividend of 7.5% annually. The Company sold its $7.0 million Preferred Senior B to Windset at the end of fiscal year 2019 and thus earned a full year of dividends on this investment during fiscal year 2019. There was no change in dividend income for the fiscal year ended May 26, 2019 compared to May 27, 2018 and the fiscal year ended May 27, 2018 compared to May 28, 2017.

Interest Income
The decrease in interest income in fiscal year 2019 compared to fiscal year 2018 was not significant.
The increase in interest income in fiscal 2018 compared to fiscal 2017 was due to the interest income from a note receivable to a third party that bears interest at a rate of 6.0% per annum.
Interest Expense
The increase in interest expense during fiscal year 2019 compared to fiscal year 2018 was primarily due to additional borrowings to fund the acquisition of Yucatan Foods at the beginning of the third quarter of fiscal 2019 as well as the Company's line of credit balance increasing from $27.0 million as of fiscal year ended May 27, 2018 to $52.0 million as of fiscal year ended May 26, 2019 primarily to fund new equipment purchases during the last twelve months.
The increase in interest expense during fiscal year 2018 compared to fiscal year 2017 was not significant.
Loss on Debt Refinancing
The loss on debt refinancing for the fiscal year 2017 was due to the write-off of unamortized debt issuance costs and early debt extinguishment prepayment penalties upon the Company refinancing its debt in September 2016.
Other Income
The decrease in other income for fiscal year 2019 was a result of the change in the fair value of the Company's investment in Windset, which increased $1.6 million for the twelve months ended May 26, 2019 compared to an increase of $2.9 million for the twelve months ended May 27, 2018.
The increase in other income for fiscal year 2018 was due to the increase in the fair value of our investment in Windset being higher in fiscal year 2018 than in fiscal year 2017.
Income Tax (Expense) Benefit
The increase in the income tax expense during fiscal year 2019 compared to fiscal year 2018 was due to the income tax benefit from the Tax Cuts and Jobs Act of 2017 (“TCJA”), which resulted in a significant tax benefit during fiscal year 2018 whereas the tax expense for fiscal year 2019 is based on pre-tax income.
As a result of the income tax benefit from the Tax Cuts and Jobs Act of 2017 (the “TCJA”), income taxes for fiscal year 2018 reflected a significant benefit as compared to fiscal year 2017 which reflected a tax expense based on pre-tax income.
Non-controlling Interest
The non-controlling interest consists of the limited partners’ equity interest in the net income of Apio Cooling, LP. The Company purchased the non-controlling interest in Apio Cooling, LP during the fourth quarter of fiscal year 2018 and dissolved Apio Cooling LP.
The increase in non-controlling interest for fiscal year 2018 compared to fiscal year 2017 was not significant.

Liquidity and Capital Resources
As of May 26, 2019, the Company had cash and cash equivalents of $1.1 million, a net decrease of $1.8 million from $2.9 million at May 27, 2018.
Cash Flows from Operating Activities
The Company generated $16.0 million of cash from operating activities during fiscal year 2019 compared to generating $19.8 million of cash from operating activities during fiscal year 2018. The primary sources of cash from operating activities during fiscal year 2019 were from (1) $0.4 million of net income, (2) $18.8 million of depreciation/amortization and stock based compensation expense, and (3) $2.0 million of impairment of the GreenLine tradename. These sources of cash were offset by (1) a $1.6 million increase in fair value of the Windset investment and a $3.5 million decrease in the O earn-out liability, both of which are non-cash items and (2) a $1.2 million increase in working capital.

The primary factors for the increase in working capital during fiscal year 2019, were (1) a $8.9 million increase in accounts receivable due to a $11.4 million increase in accounts receivable at Lifecore primarily due to May 2019 revenues being $8.8 million higher than May 2018 revenues, partially offset by a $2.5 million decrease in Curation Foods’ accounts receivable due to the timing of receipts, (2) a $10.9 million increase in inventory due to a $11.4 million increase in inventory at Curation Foods, which includes increased inventory volume as a result of the Yucatan Foods acquisition, and (3) a $2.4 million decrease in deferred revenue due to the timing of billings and shipments at Lifecore. These increases in working capital were partially offset by (1) a $19.1 million increase in accounts payable due to a $18.5 million increase in Curation Foods’ accounts payable, which includes higher purchasing volume as a result of the Yucatan Foods acquisition and (2) a $1.6 million decrease in prepaid expenses and other current assets primarily related to the timing of grower advances for raw products at Curation Foods.
Cash Flows from Investing Activities
Net cash used in investing activities for fiscal year 2019 was $96.8 million compared to $35.6 million for the same period last year. The use of cash in investing activities during fiscal year 2019 was primarily due to the $59.9 million in cash paid for the Yucatan Foods acquisition and from the purchase of $44.7 million of equipment to support the growth of the Curation Foods and Lifecore businesses. The net cash used in investing activities was partially offset by $7.0 million received from the Company’s exercise of the put feature on its Senior B preferred shares in Windset.
Cash Flows from Financing Activities
Net cash provided by financing activities for fiscal year 2019 was $79.0 million compared to $13.3 million for the same period last year. The net cash provided by financing activities during fiscal year 2019 was primarily due to $60.0 million of borrowings under the Company’s term loan to fund the Yucatan Foods acquisition and from a $25.0 million increase in the Company’s line of credit, primarily to fund a portion of the $44.7 million of equipment purchases and to pay down long-term debt by $5.1 million.
Capital Expenditures
During fiscal year 2019, Landec incurred expenditures for facility expansions and purchased equipment to support the growth of the Curation Foods and Lifecore businesses. These expenditures represented the majority of the $44.7 million of capital expenditures.
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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement, which increased the Term Loan to $100.0 million and the Revolver to $105.0 million. Both the Revolver and the Term Loan continue to mature on September 23, 2021, with the Term Loan quarterly principal payments increasing to $2.5 million beginning on March 1, 2019, with the remainder due at maturity.
Contractual Obligations
The Company’s material contractual obligations for the next five years and thereafter as of May 26, 2019, are as follows:

(in thousands)	Due in Fiscal Year Ended May
Obligation	Total	2020	2021	2022	2023	2024	Thereafter
Debt obligations	$149,500	$10,000	$10,000	$129,500	$—	$—	$—
Interest payments associated with debt obligations	17,280	7,565	7,053	2,662	—	—	—
Capital leases	4,925	486	489	460	3,490	—	—
Operating leases	28,421	5,056	4,044	3,589	3,350	3,047	9,335
Purchase commitments	30,615	25,135	2,780	2,700	—	—	—
Total	$230,741	$48,242	$24,366	$138,911	$6,840	$3,047	$9,335

Debt obligations are based on the principal amounts outstanding on the term loan and revolver at fiscal year end. The interest payment amounts above are based on principal amounts and contractual rates at fiscal year end. See Note 7 – Debt for further information on the Company’s loans.
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
The Company believes that its cash from operations, along with existing cash and cash equivalents and availability under its line of credit will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Our net interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates will affect our net interest expense, as well as the fair value of our debt.
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement,which increased the Term Loan to $100.0 million and the Revolver to $105.0 million. Both the Revolver and the Term Loan accrue interest at a floating rate, equal to either (i) the prime rate plus a spread of between 0.25% and 2.25% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.25%. Based on the $149.0 million of floating rate debt outstanding as of May 26, 2019, of which $67.5 million is hedged, our annual interest expense would increase by approximately $0.8 million for each 100 basis point increase in interest rates.

Foreign Currency Exposure
Our Mexican-based operations transact a portion of business in Mexican pesos.  Funds are transferred by our corporate office to Mexico to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Total impact from foreign currency translation is not significant.

Item 8.	Financial Statements and Supplementary Data
See Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of May 26, 2019, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of May 26, 2019.
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
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears below.
Changes in Internal Controls over Financial Reporting
During the fourth quarter 2018, the Company identified errors in its current and previously filed statements of cash flows related to improperly including accrued capital expenditures in its cash outflows used in investing activities. The errors arose as a result of a deficiency in the operation of the Company’s cash flow reconciliation control. Specifically, the Company had developed an accounting policy for the treatment of accrued capital expenditures that resulted in a deviation from GAAP and failed to execute its control to monitor the significance of such deviations.
During 2019, we completed the remediation plan for the material weakness in our internal control over financial reporting identified as of May 27, 2018. Specifically, our management, Audit Committee and Board of Directors took the following steps as part of our ongoing remediation efforts to address this issue:
(a) Strengthened our reconciliation controls around accounts payable and fixed assets by redesigning the controls to take into account the balances within fixed assets and the timing of payments for invoices within accounts payable; and
(b) Strengthened our review process over the Consolidated Statements of Cash Flows to ensure cash flows from investing activities accurately presents the timing of cash outflows arising from purchases of property and equipment.
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
Subject to the foregoing, no changes in our internal control over financial reporting have occurred as of May 26, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2019 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11.	Executive Compensation
This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2019 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2019 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2019 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
This information required by this item will be contained in the Registrant’s definitive proxy statement which the Registrant will file with the Commission no later than September 23, 2019 (120 days after the Registrant’s fiscal year end covered by this Report) and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	30
		Consolidated Balance Sheets at May 26, 2019 and May 27, 2018	32
		Consolidated Statements of Income for the Years Ended May 26, 2019, May 27, 2018, and May 28, 2017	33
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 26, 2019, May 27, 2018, and May 28, 2017	34
		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended May 26, 2019, May 27, 2018, and May 28, 2017	35
		Consolidated Statements of Cash Flows for the Years Ended May 26, 2019, May 27, 2018, and May 28, 2017	36
		Notes to Consolidated Financial Statements	37

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

	3.	Index of Exhibits	68

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Landec Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries (the Company) as of May 26, 2019 and May 27, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 26, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 26, 2019 and May 27, 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 26, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 1, 2019 expressed an unqualified opinion thereon.
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
August 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Landec Corporation
Opinion on Internal Control over Financial Reporting
We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Landec Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 26, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Yucatan Foods, Inc which is included in the May 26, 2019 consolidated financial statements of the Company and constituted $90,255 and $81,168 of total and net assets, respectively, as of May 26, 2019 and $27,321 and $(5,423) of product sales and net income from continuing operations before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Yucatan Foods, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2019 and May 27, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended May 26, 2019, and the related notes and our report dated August 1, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Francisco, California
August 1, 2019

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 26, 2019	May 27, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,080	$2,899
Accounts receivable, less allowance for doubtful accounts	69,565	53,877
Inventories	54,132	31,819
Prepaid expenses and other current assets	8,264	7,958
Other current assets, discontinued operations	—	510
Total Current Assets	133,041	97,063

Investment in non-public company, fair value	61,100	66,500
Property and equipment, net	200,027	159,624
Goodwill	76,742	54,510
Trademarks/tradenames, net	29,928	16,028
Customer relationships, net	15,319	5,814
Other assets	2,934	5,164
Total Assets	$519,091	$404,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,973	$34,668
Accrued compensation	10,687	9,978
Other accrued liabilities	10,076	8,706
Deferred revenue	499	2,625
Line of credit	52,000	27,000
Current portion of long-term debt, net	9,791	4,940
Other current liabilities, discontinued operations	65	458
Total Current Liabilities	137,091	88,375

Long-term debt, net	87,193	37,360
Capital lease obligation, less current portion	3,532	3,641
Deferred taxes, net	19,393	17,485
Other non-current liabilities	1,738	5,280
Total Liabilities	248,947	152,141

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,103 and 27,702 shares issued and outstanding at May 26, 2019 and May 27, 2018, respectively	29	28
Additional paid-in capital	160,341	142,087
Retained earnings	109,710	109,299
Accumulated other comprehensive income	64	1,148
Total Stockholders’ Equity	270,144	252,562
Total Liabilities and Stockholders’ Equity	$519,091	$404,703
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Product sales	$557,559	$524,227	$469,776
Cost of product sales	476,556	445,889	390,564
Gross profit	81,003	78,338	79,212
Operating costs and expenses:
Research and development	11,466	12,800	9,473
Selling, general and administrative	64,062	51,951	52,491
Legal settlement charge	—	—	2,580
Total operating costs and expenses	75,528	64,751	64,544
Operating income	5,475	13,587	14,668

Dividend income	1,650	1,650	1,650
Interest income	145	211	16
Interest expense, net	(5,230)	(1,950)	(1,826)
Loss on debt refinancing	—	—	(1,233)
Other income	1,600	2,900	900
Net income from continuing operations before taxes	3,640	16,398	14,175
Income tax (expense) benefit	(1,518)	9,363	(4,040)
Net income from continuing operations	2,122	25,761	10,135

Discontinued operations:
(Loss) income from discontinued operations	(2,238)	(1,188)	837
Income tax benefit (expense)	527	350	(295)
(Loss) income from discontinued operations, net of tax	(1,711)	(838)	542
Consolidated net income	411	24,923	10,677
Non-controlling interest expense	—	(94)	(87)
Net income applicable to common stockholders	$411	$24,829	$10,590

Basic net income per share:
Income from continuing operations	$0.07	$0.93	$0.37
(Loss) income from discontinued operations	(0.06)	(0.03)	0.02
Total basic net income per share	$0.01	$0.90	$0.39

Diluted net income per share:
Income from continuing operations	$0.07	$0.92	$0.36
(Loss) income from discontinued operations	(0.06)	(0.03)	0.02
Total diluted net income per share	$0.01	$0.89	$0.38

Shares used in per share computation:
Basic	28,359	27,535	27,276
Diluted	28,607	27,915	27,652
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Net income applicable to common stockholders	$411	$24,829	$10,590
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains on interest rate swap (net of tax effect of $282, $(123), and $(254))	(1,084)	716	432
Other comprehensive (loss) income, net of tax	(1,084)	716	432
Total comprehensive (loss) income	$(673)	$25,545	$11,022
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interest
	Shares	Amount
Balance at May 29, 2016	27,148	$27	$137,244	$73,457	$—	$210,728	$1,622
Cumulative-effect adjustment - ASU 2016-09 adoption	—	—	200	423	—	623	—
Issuance of stock under stock plans	351	—	706	—	—	706	—
Taxes paid by Company for employee stock plans	—	—	(434)	—	—	(434)	—
Stock-based compensation	—	—	3,964	—	—	3,964	—
Payments to NCI	—	—	—	—	—	—	(166)
Net income	—	—	—	10,590	—	10,590	87
Other comprehensive income, net of tax	—	—	—	—	432	432	—
Balance at May 28, 2017	27,499	27	141,680	84,470	432	226,609	1,543
Issuance of stock under stock plans	203	1	55	—	—	56	—
Taxes paid by Company for employee stock plans	—	—	(1,478)	—	—	(1,478)	—
Stock-based compensation	—	—	4,403	—	—	4,403	—
Payments to NCI	—	—	—	—		—	(115)
Net income	—	—	—	24,829	—	24,829	94
Purchase of NCI	—	—	(2,573)	—		(2,573)	(1,522)
Other comprehensive income, net of tax	—	—	—	—	716	716	—
Balance at May 27, 2018	27,702	28	142,087	109,299	1,148	252,562	—
Issuance of stock under stock plans	197	—	327	—	—	327	—
Issuance of common stock in connection with Yucatan Foods acquisition	1,203	1	15,067	—	—	15,068	—
Taxes paid by Company for employee stock plans	—	—	(700)	—	—	(700)	—
Stock-based compensation	—	—	3,560	—	—	3,560	—
Net income	—	—	—	411	—	411	—
Other comprehensive loss, net of tax	—	—	—	—	(1,084)	(1,084)	—
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144	$—
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Cash flows from operating activities:
Consolidated net income	$411	$24,923	$10,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,230	12,412	10,677
Stock-based compensation expense	3,560	4,403	3,964
Loss on early debt extinguishment	—	—	1,233
Deferred taxes	910	(7,221)	2,506
Change in investment in non-public company, fair value	(1,600)	(2,900)	(900)
Net loss on disposal of property and equipment	188	157	586
Change in contingent consideration liability	(3,500)	(1,900)	—
Impairment of GreenLine tradename	2,000	—	—
Changes in current assets and current liabilities:
Accounts receivable, net	(8,860)	(7,312)	(336)
Inventories	(10,929)	(6,529)	855
Prepaid expenses and other current assets	1,601	(3,987)	1,039
Accounts payable	19,116	4,965	(4,778)
Accrued compensation	249	1,981	2,751
Other accrued liabilities	21	(1,383)	2,086
Deferred revenue	(2,377)	2,170	(522)
Net cash provided by operating activities	16,020	19,779	29,838
Cash flows from investing activities:
Purchases of property and equipment	(44,734)	(33,590)	(23,003)
Acquisitions (Note 2), net of cash acquired	(59,872)	—	(2,500)
Issuance of note receivable	—	(2,099)	—
Proceeds from collections of notes receivable	545	—	—
Proceeds from sale of investment in non-public company	7,000	—	—
Proceeds from sales of fixed assets	264	100	81
Net cash used in investing activities	(96,797)	(35,589)	(25,422)
Cash flows from financing activities:
Proceeds from sale of common stock	327	56	706
Taxes paid by Company for employee stock plans	(700)	(1,478)	(434)
Net change in other assets/liabilities	—	—	(41)
Proceeds from long term debt	60,000	—	50,000
Payments on long-term debt	(5,092)	(5,076)	(57,236)
Proceeds from lines of credit	59,000	33,000	4,500
Payments on lines of credit	(34,000)	(9,000)	(5,000)
Payments for debt issuance costs	(509)	—	(897)
Payments for early debt extinguishment penalties	—	—	(233)
Purchase of non-controlling interest	—	(4,095)	—
Payments to non-controlling interest	—	(115)	(166)
Net cash provided by financing activities	79,026	13,292	(8,801)
Net decrease in cash, cash equivalents and restricted cash (1)	(1,751)	(2,518)	(4,385)
Cash, cash equivalents and restricted cash, beginning of period (1)	3,216	5,734	10,119
Cash, cash equivalents and restricted cash, end of period (1)	$1,465	$3,216	$5,734
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,614	$2,292	$2,332
Cash paid during the period for income taxes, net of refunds received	$(1,963)	$283	$2,792
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$3,948	$8,445	$4,380
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
The Company sells specialty packaged branded Eat Smart® and private label fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. The Company also sells premier California specialty olive oils and wine vinegars under its O Olive Oil & Vinegar® (“O”) brand to natural food, conventional grocery and mass retail stores primarily in the United States and Canada. The majority of Yucatan® and Cabo Fresh® branded guacamole and avocado products are sold in the U.S. grocery channel, but they are also sold in U.S. mass retail, Canadian grocery retail and foodservice channels.
On January 11, 2019, Landec's food company marked the completion of its transition from a packaged fresh vegetables company to a branded, natural foods company by changing the name of its food business from Apio, Inc. (“Apio”) to Curation Foods, Inc. (“Curation Foods”). Curation Foods will serve as the corporate umbrella for a portfolio of four natural food brands, including the Company’s flagship brand Eat Smart as well as three emerging natural food brands, consisting of O olive oil and vinegar products, and its two new brands Yucatan and Cabo Fresh authentic guacamole and avocado products, acquired by the Company through the acquisition of Yucatan Foods on December 1, 2018. O, Yucatan and Cabo Fresh are referred to collectively as “Emerging Brands”. See Note 2 - Acquisitions for more details.
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
Basis of Presentation and Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Landec Corporation and its subsidiaries, Curation Foods and Lifecore. All material inter-company transactions and balances have been eliminated.
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
In May 2019, the Company discontinued the Now Planting business, and in May 2018, the Company discontinued the Food Export business segment. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, and Food Export business were reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360”) for all periods presented. During fiscal year 2019, the Company re-packaged its GreenLine branded food service products to the Eat Smart brand, and wrote-off the remaining $2.0 million tradename intangible assets.
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
During the fiscal year ended May 26, 2019, sales to the Company’s top five customers accounted for approximately 43% of total revenue with the top two customers from the Curation Foods segment, Costco Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 14% and 16%, respectively, of total revenues. Lifecore did not have any individual customers that exceeded 5% of total revenues. As of May 26, 2019, the top two customers, Costco and Wal-mart represented approximately 8% and 13%, respectively, of total accounts receivable. Lifecore's top three customers represented 13%, 8%, and 6%, respectively, of total accounts receivable.
During the fiscal year ended May 27, 2018, sales to the Company’s top five customers accounted for approximately 49% of total revenue with the top two customers from the Curation Foods segment, Costco Corporation (“Costco”) and Wal-mart, Inc. (“Wal-mart”) accounting for approximately 19% and 18%, respectively, of total revenues. Lifecore did not have any individual customers that exceeded 5% of total revenues. As of May 27, 2018, the top two customers, Costco and Wal-mart represented approximately 13% and 18%, respectively, of total accounts receivable. Lifecore had one customer that represented 10% of total accounts receivable at the end of fiscal year 2018.

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

Unrealized Gains on Cash Flow Hedge
Balance as of May 27, 2018	$1,148
Other comprehensive loss before reclassifications, net of tax effect	(1,084)
Amounts reclassified from OCI	—
Other comprehensive income, net	(1,084)
Balance as of May 26, 2019	$64
The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains into earnings in the next 12 months.
Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 26, 2019 and May 27, 2018.

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

	Balance at beginning of period	Adjustments resulting from acquisitions	Adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year Ended May 28, 2017	$296	$—	$519	$(454)	$361
Year Ended May 27, 2018	$361	$—	$46	$(105)	$302
Year Ended May 26, 2019	$302	$881	$421	$(588)	$1,016
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 26, 2019, and May 27, 2018, were $5.6 million and $4.2 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of May 26, 2019, and May 27, 2018, were $0.2 million and $2.6 million, respectively. Revenue recognized during fiscal year 2019 that was included in the contract liability balance at the beginning of the fiscal 2019 period was $2.4 million.
Revenue Recognition
The Company follows the five step, principles-based model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Revenue for development service contracts are generally recognized based upon the labor hours expended relative to the total expected hours as a measure of progress to depict transfer of control of the service over time. The services are not distinct and are accounted for as a single performance obligation for each customer.
The Company’s standard terms of sale are included in its contracts, purchase orders, and invoices. As such, all revenue is considered revenue recognized from contracts with customers. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. The Company has elected to account for shipping and handling as fulfillment activities, and not a separate performance obligation. The Company’s standard payment terms with its customers range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and slotting fees), which are accounted for as variable consideration to the Company’s performance obligations. The Company estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company does not anticipate significant changes in its estimates for variable consideration.
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

The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines (in thousands):

	Year Ended
Curation Foods:	May 26, 2019	May 27, 2018	May 28, 2017
Salads	$190,239	$188,104	$152,467
Core vegetables	258,812	266,850	255,554
Emerging brands	32,635	3,846	2,363
Total	$481,686	$458,800	$410,384

	Year Ended
Lifecore:	May 26, 2019	May 27, 2018	May 28, 2017
Aseptic	$34,384	$30,021	$24,090
Fermentation	21,434	21,068	24,187
Development services	20,055	14,338	11,115
Total	$75,873	$65,427	$59,392
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

	May 26, 2019	May 27, 2018	May 28, 2017
Cash and cash equivalents	$1,080	$2,899	$5,998
Restricted cash	385	325	325
Cash, discontinued operations	—	(8)	(589)
Cash and cash equivalents presented on Statements of Cash Flows	$1,465	$3,216	$5,734
Restricted Cash
The Company was required to maintain $0.4 million as of May 26, 2019 and $0.3 million of restricted cash as of both May 27, 2018, and May 28, 2017 related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 26, 2019 and May 27, 2018 inventories consisted of (in thousands):

	Year Ended
	May 26, 2019	May 27, 2018
Finished goods	$26,748	$12,861
Raw materials	23,195	15,286
Work in progress	4,189	3,672
Total inventories	$54,132	$31,819
If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Advertising Expense
Advertising expenditures for the Company are expensed as incurred and included in SG&A in the accompanying Consolidated Statements of Income. Advertising expense for the Company for fiscal years 2019, 2018, and 2017 was $1.3 million, $1.4 million and $1.9 million, respectively.
Notes and Advances Receivable
Curation Foods issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Curation Foods' business. Notes and advances receivable are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Curation Foods. Notes are interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. Notes or advances outstanding at May 26, 2019 and May 27, 2018 were $2.0 million and $2.7 million, respectively and are recorded in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Related Party Transactions
The Company sold products to and earned license fees from Windset during the last three fiscal years. During fiscal years 2019, 2018, and 2017, the Company recognized revenues of $0.6 million, $0.6 million, and $0.5 million, respectively. These amounts have been included in product sales in the accompanying Consolidated Statements of Income, from the sale of products to and license fees from Windset. The related receivable balances of $0.5 million and $0.3 million from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 26, 2019 and May 27, 2018, respectively.
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

Long-Lived Assets
The Company’s Long-Lived Assets consist of property, plant and equipment, and intangible assets. Intangible assets are comprised of customer relationships with an estimated useful life of  eleven to thirteen years and trademarks/trade names and goodwill with indefinite lives. Accounting guidance defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”
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
During fiscal year 2019, the Company re-packaged its GreenLine branded food service products to the Eat Smart brand, and wrote-off the remaining $2.0 million tradename intangible assets. During fiscal year 2018, there were no impairments of intangible assets.
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
As of February 24, 2019, the Company tested its goodwill for impairment and determined that no indication of impairment existed as of that date. A quantitative goodwill impairment test was performed on the basis that periodically the reporting units should be valued in order to support qualitative assessments in subsequent years.
Subsequent to the 2019 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill that indicate a need for goodwill to be further tested for impairment. Other than the goodwill attributable to the Food Export business segment, which was written off pursuant to the Company discontinuing its operations during fiscal 2018, there were no impairment losses for goodwill during fiscal years 2019, 2018, and 2017.

Investment in Non-Public Company
On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 26, 2019 and May 27, 2018. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.
Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of May 26, 2019 and May 27, 2018. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Deferred Revenue
Cash received in advance of services performed are recorded as deferred revenue.
Non-Controlling Interest
The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Income, following the consolidated net income caption.
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
The following table sets forth the computation of diluted net income per share:

	Year Ended
(in thousands, except per share amounts)	May 26, 2019	May 27, 2018	May 28, 2017
Numerator:
Net income applicable to Common Stockholders	$411	$24,829	$10,590

Denominator:
Weighted average shares for basic net income per share	28,359	27,535	27,276
Effect of dilutive securities:
Stock options and restricted stock units	248	380	376
Weighted average shares for diluted net income per share	28,607	27,915	27,652

Diluted net income per share	$0.01	$0.89	$0.38
Options to purchase 1,576,919, 1,495,380, and 1,428,272 shares of Common Stock at a weighted average exercise price of $13.74, $13.80, and $13.58 per share were outstanding during fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the Common Stock and, therefore, their inclusion would be antidilutive.
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
The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. The use of Black-Scholes requires the Company to make estimates and assumptions, such as expected volatility, expected term, and risk-free interest rate. RSUs are valued at the closing market price of the Company’s common stock on the date of grant. The Company uses the straight-line single option method to calculate and recognize the fair value of stock-based compensation arrangements.
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan which is available to all full-time Landec employees (“Landec Plan”) and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2019, 2018 and 2017, the Company contributed $1.8 million, $1.8 million and $1.5 million, respectively, to the Landec Plan.

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
As of May 26, 2019, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, its minority interest investment in Windset, and its contingent consideration liability from the acquisition of O.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
The fair value of the Company’s contingent consideration liability from the acquisition of O utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition is considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
In determining the fair value of the Company's contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	May 26, 2019	May 27, 2018
Cost of debt	5.1% to 5.5%	4.7% to 5.2%
Market price of risk adjustment	14%	20%
EBITDA volatility	28%	25%
The fair value of our contingent consideration liability is sensitive to change in forecasts. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Contingent consideration liability as of May 26, 2019
10% increase in EBITDA forecast	$100
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the twelve months ended May 26, 2019 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period.

In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	May 26, 2019	May 27, 2018
Revenue growth rates	6%	6%
Expense growth rates	6%	6%
Income tax rates	15%	15%
Discount rates	12%	12%
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

Impact on value of Windset investment as of May 26, 2019
10% increase in revenue growth rates	$10,600
10% increase in expense growth rates	$(9,900)
10% increase in income tax rates	$(400)
10% increase in discount rates	$(3,500)
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at May 26, 2019			Fair Value at May 27, 2018
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$644	$—	$—	$1,529	$—
Investment in non-public company	—	—	61,100	—	—	66,500
Total assets	$—	$644	$61,100	$—	$1,529	$66,500
Liabilities:
Interest rate swap contracts	$—	$482	$—	$—	$—	$—
Contingent consideration liability	—	—	500	—	—	4,000
Total liabilities	$—	$482	$500	$—	$—	$4,000
The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 26, 2019 (in thousands):

	Windset Investment	Contingent Consideration Liability
Balance as of May 27, 2018	$66,500	$4,000
Fair value change	1,600	(3,500)
Exercise of Senior B put feature (1)	(7,000)	—
Balance as of May 26, 2019	$61,100	$500
(1) Refer to Note 3 - Investment in Non-public Company for further details.
Recent Accounting Pronouncements
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
Upon adoption of ASU 2016-02, the Company will record a transitional adjustment of approximately $0.3 million to opening retained earnings to write off the difference in deferred rent balances from prior periods for two operating leases with non-level rent. The difference arises from recalculation of deferred rent after applying updated lease terms as a result of applying hindsight.
Upon adoption of the ASU, there will be a significant impact in our consolidated balance sheet as we expect to recognize a right-of-use asset of approximately $30.0 million and lease liability of approximately $31.1 million related to our operating lease arrangements. The Company’s current operating lease portfolio is primarily comprised of real estate, equipment, and vehicles.
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
Share-Based Compensation
In June 2018, the FASB issued ASU 2018-7, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-7"), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The guidance aligns the accounting for non-employee equity based awards with the accounting for employee equity-based awards, and requires equity-classified share-based payment awards issued to non-employees to be measured based on the grant date price, rather than remeasure the awards through the performance completion date. ASU 2018-7 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2018-7 is not expected to have a material impact on the consolidated financial statements and related disclosures.

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
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the consolidated financial statements and related disclosures.

2.	Acquisitions

Yucatan Foods Acquisition

On December 1, 2018 (the "Acquisition Date"), the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods, a manufacturer and seller of avocado-based food products. The total consideration paid to acquire Yucatan Foods was $75.0 million, consisting of $59.9 million in cash and 1,203,360 shares of common stock (“Stock Consideration”) with a fair value of $15.1 million. The fair value of the Stock Consideration is based on a per-share value of the Company’s common stock on the Acquisition Date. Given that the holders are restricted from selling the Landec common stock, a discount for lack of marketability was applied to the Stock Consideration. The discount for lack of marketability was based on restricted stock studies, pre-IPO studies, and utilizing the Black-Scholes option pricing model to estimate a discount of 17.5% and 20.0% for the 3-year and 4-year lockup period, respectively.

Pursuant to the terms of the purchase agreement, all 1,203,360 shares issued as Stock Consideration will be held in an escrow account to secure the indemnification rights of Landec with respect to certain matters, including breaches of representations, warranties and covenants such as environmental and tax representations. The Stock Consideration is comprised of two tranches, with 3-year and 4-year lock-up provisions, respectively, such that 50% of the Stock Consideration will be released from lock-up on November 30, 2021, the 3-year anniversary of the Acquisition Date, and 50% of the Stock Consideration is released on November 30, 2022, the 4-year anniversary of the Acquisition Date.

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

Upon acquisition, Yucatan Foods became a wholly-owned subsidiary of Curation Foods. The Acquisition Date fair value of the consideration paid consisted of the following (in thousands):

Cash consideration	$59,898
Stock consideration	15,068
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values of the assets acquired and the liabilities assumed were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. The primary areas of the purchase price that are not yet finalized are related to income taxes and consideration of indemnification provisions for environmental related items. The fair value of assets acquired and liabilities assumed in accounting for the Acquisition is set forth in the table below (in thousands):

Cash and cash equivalents	$26
Accounts receivable	6,310
Inventories	11,384
Prepaid expenses and other current assets	1,589
Other assets	102
Property and equipment	14,083
Trademarks/tradenames	15,900
Customer relationships	11,000
Accounts payable	(4,507)
Other accrued liabilities	(1,873)
Deferred tax liabilities	(1,280)
Net identifiable assets acquired	52,734
Goodwill	22,232
Total fair value purchase consideration	$74,966
During the fourth quarter of fiscal 2019, the Company recorded measurement period adjustments to deferred income taxes of $1.7 million and indemnification provisions for environmental related items of $0.7 million, resulting in an increase to goodwill of $1.0 million.
Intangible Assets
The Company identified two intangible assets in connection with the Yucatan Foods acquisition: trademark/tradenames valued at $15.9 million and customer relationships valued at $11.0 million, which are included within Trademarks/tradenames and Customer relationships in the accompanying Consolidated Balance Sheets, respectively. Tradenames are considered to be an indefinite lived asset and therefore, will not be amortized. Customer relationships have an estimated useful life of 12 years and will be amortized to operating expenses on an accelerated basis that reflects the pattern in which the economic benefits are consumed. The tradenames are valued using the relief from royalty valuation method and the customer relationships are valued using the excess earnings method.
Goodwill
As a result of the Yucatan Foods acquisition, the goodwill balance as of May 26, 2019, increased by $22.2 million over the $54.5 million as of May 27, 2018. The goodwill recognized from the Yucatan Foods acquisition is primarily attributable to Yucatan Foods' long history and expected synergies from future growth and expansion of our Curation Foods business segment. Approximately 80% of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment are present.
Acquisition Related Transaction Costs
As of May 26, 2019, the Company recognized $3.3 million of acquisition-related costs that were expensed as incurred and included in the Selling, general and administrative line item in the Consolidated Statements of Income. These expenses included investment banking fees, legal, accounting and tax service fees and appraisals fees.
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
As of May 26, 2019, May 27, 2018, and May 28, 2017, the contingent consideration liability was $0.5 million, $4.0 million, and $5.9 million, respectively, representing the present value of the expected earn out payments. The reduction in the contingent consideration liability was $3.5 million and $1.9 million for fiscal years 2019 and 2018, respectively, and is recorded as a reduction to SG&A in the accompanying Consolidated Statements of Income. The $3.5 million reduction during fiscal year 2019 was due to a very poor olive harvest in California during 2018 resulting in substantially lower volumes of olive oil available for sale over the next twelve months. This coupled with a slower than anticipated start up of apple cider vinegar sales has reduced the current projected EBITDA through fiscal year 2020.
Intangible Assets
The Company identified two intangible assets in connection with the O acquisition: trade names and trademarks valued at $1.6 million, which are considered to be indefinite life assets and therefore, will not be amortized; and customer base valued at $0.7 million with an eleven year useful life. The trade name/trademark intangible asset was valued using the relief from royalty valuation method and the customer relationship intangible asset was valued using the excess earnings method.
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $5.2 million on the closing date, which represents the goodwill amount resulting from the acquisition which can be attributable to O’s long history, future prospects and the expected operating synergies with Curation Foods’ salad business and distribution and logistics capabilities. The Company will test goodwill for impairment on an annual basis or sooner, if indicators of impairment exist.
Acquisition-Related Transaction Costs
The Company recognized $0.2 million of acquisition-related expenses that were expensed in the year ended May 28, 2017 and are included in selling, general and administrative expenses in the Consolidated Statements of Income for the year ended May 28, 2017. These expenses included legal, accounting and tax service fees and appraisals fees.

3.	Investment in Non-public Company
Windset
On February 15, 2011, Curation Foods entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Curation Foods purchased from Windset 150,000 Senior A preferred shares for $15.0 million and 201 common shares for $201. On July 15, 2014, Curation Foods increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 common shares and 51,211 junior preferred shares of Windset for $11.0 million. After this purchase, the Company’s common shares represent a 26.9% ownership interest in Windset. The Senior A preferred shares yield a cash dividend of 7.5% annually. The dividend is payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The non-voting junior preferred stock does not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.
The Shareholders’ Agreement between Curation Foods and Windset, as amended on March 15, 2017, includes a put and call option (the “Put and Call Option”), which can be exercised on or after March 31, 2022, whereby Curation Foods can exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset can exercise the call to purchase those shares from Curation Foods, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15.0 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company is entitled to designate one of five members on the Board of Directors of Windset.

On October 29, 2014, Curation Foods further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7.0 million. The Senior B preferred shares pay an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Curation Foods have a put feature whereby Curation Foods can sell back to Windset the Senior B preferred shares for $7.0 million at any time after October 29, 2017.
During the fourth quarter of fiscal year 2019, the Company exercised its put feature and sold the 70,000 shares of Senior B preferred shares back to Windset for $7.0 million.
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
The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put/call calculation for value and a discounted cash flow model based on projections developed by Windset, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models' estimate for fair value are then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.
The Company recorded $1.7 million in dividend income for each of the fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017, respectively. The decrease in the fair market value of the Company’s investment in Windset for the fiscal year ended May 26, 2019 was $5.4 million, which included a decrease of $7.0 million related to the Company's selling back to Windset its Senior B preferred shares which is included as cash flow from investing activities in the accompanying Consolidated Statements of Cash Flows, and an increase in fair market value of $1.6 million which is included in other income in the accompanying Consolidated Statements of Income. The increase in the fair market value of the Company’s investment in Windset for the fiscal years ended May 27, 2018 and May 28, 2017 was $2.9 million and $0.9 million, respectively, and is included in other income in the accompanying Consolidated Statements of Income.

4.	Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 26, 2019	May 27, 2018
Land and buildings	15	-	40	$108,428	$90,712
Leasehold improvements	3	-	20	6,974	2,607
Computers, capitalized software, machinery, equipment and autos	3	-	20	127,370	120,418
Furniture and fixtures	3	-	7	2,828	1,673
Construction in process				34,206	13,100
Gross property and equipment				279,806	228,510
Less accumulated depreciation and amortization				(79,779)	(68,886)
Net property and equipment				$200,027	$159,624
Depreciation and amortization expense for property and equipment for the fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017 was $13.1 million, $11.0 million and $9.6 million, respectively. Amortization related to capitalized leases, which is included in depreciation expense, was $0.1 million for each of the fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017, respectively.
During fiscal years 2019, 2018, and 2017, the Company capitalized $1.0 million, $0.9 million, and $2.2 million in software development costs, respectively. Amortization related to capitalized software was $0.9 million, $0.6 million, and $0.4 million for fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017, respectively. The unamortized computer software costs as of May 26, 2019 and May 27, 2018 was $2.8 million and $2.5 million, respectively. Capitalized interest was $0.7 million, $0.6 million, and $0.5 million for fiscal years ended May 26, 2019, May 27, 2018 and May 28, 2017, respectively.

Assets Held for Sale after the Balance Sheet Date
In June 2019, the Company designated the Santa Maria office as the Curation Foods headquarters, and decided to close and put up for sale the Curation Foods office in San Rafael, CA. The San Rafael property, included in land and buildings, has been designated as held for use within the Consolidated Balance Sheets as of May 26, 2019, as no finalized plan for disposition existed at fiscal year end. The disposal is expected to occur by the end of the calendar year, and is not expected to have a material impact to the Company's financial statements.

5.	Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during fiscal 2019 and fiscal 2018 (in thousands):

	2019	2018
Balance at beginning of year	$54,510	$54,510
Acquisition of Yucatan (Note 2)	22,232	—
Balance at end of year	$76,742	$54,510
As of May 26, 2019, the Curation Foods reporting unit had $62.8 million of goodwill and the Lifecore reporting unit had $13.9 million of goodwill.
Intangible Assets
As of May 26, 2019 and May 27, 2018, the Company's intangible assets consisted of the following (in thousands):

		May 26, 2019		May 27, 2018
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Eat Smart (Curation Foods)	13	$7,500	$4,087	$7,500	$3,510
O (Curation Foods)	11	700	143	700	83
Yucatan Foods (Curation Foods)	12	11,000	550	—	—
Lifecore	12	3,700	2,801	3,700	2,493
Total customer relationships		$22,900	$7,581	$11,900	$6,086

Trademarks and tradenames
Eat Smart (Curation Foods)		$9,100	$872	$11,100	$872
O (Curation Foods)		1,600	—	1,600	—
Yucatan Foods (Curation Foods)		15,900	—	—	—
Lifecore		4,200	—	4,200	—
Total trademarks and tradenames		$30,800	$872	$16,900	$872

Total intangible assets		$53,700	8,453	$28,800	$6,958
Amortization expense related to finite-lived intangible assets was $1.5 million, $1.0 million, and $0.9 million in fiscal 2019, 2018, and 2017, respectively. The amortization expense for the next five fiscal years is estimated to be $1.9 million per year.

6.	Stock-based Compensation and Stockholders’ Equity
Common Stock and Stock Option Plans
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
The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of 30,000 Shares in the aggregate during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 26, 2019, 2,256,689 options to purchase shares and restricted stock units (“RSUs”) were outstanding.
On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million shares were initially available for awards and as of May 26, 2019, 171,833 options to purchase shares and RSUs were outstanding.
At May 26, 2019, the Company had 2.5 million common shares reserved for future issuance under Landec stock incentive plans.
Convertible Preferred Stock
The Company has authorized 2.0 million shares of preferred stock, and as of May 26, 2019 has no outstanding preferred stock.
Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards, risk-free interest rate, and expected dividend yield which have a significant impact on the fair value estimates. As of May 26, 2019, May 27, 2018 and May 28, 2017, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Options granted	368,264	498,000	240,000
Weighted-average exercise price	$11.85	$12.93	$11.58
Weighted-average grant date fair value	$2.80	$2.90	$2.37
Assumptions:
Expected life (in years)	3.50	3.50	3.50
Risk-free interest rate	2.47%	1.73%	1.08%
Volatility	27%	27%	26%
Dividend yield	—%	—%	—%

Stock-Based Compensation Activity
A summary of the activity under the Company's stock option plans as of May 26, 2019 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 29, 2016	1,731,474	$11.90
Options granted	240,000	$11.58
Options exercised	(357,639)	$5.93	$2,780,597
Options forfeited	(42,293)	$12.16
Options expired	—	$—
Options outstanding at May 28, 2017	1,571,542	$13.20
Options granted	498,000	$12.93
Options exercised	(29,333)	$7.36	$177,921
Options forfeited	(23,334)	$12.55
Options expired	(61,540)	$14.23
Options outstanding at May 27, 2018	1,955,335	$13.20
Options granted	368,264	$11.85
Options exercised	(116,834)	$11.82	$265,911
Options forfeited	(71,669)	$13.75
Options expired	(135,000)	$14.18
Options outstanding at May 26, 2019	2,000,096	$12.94		3.29	$16,807
Options exercisable at May 26, 2019	1,524,473	$13.30		2.41	$5,467
A summary of the Company's restricted stock unit award activity as of May 26, 2019 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 29, 2016	526,841	$13.51
Granted	130,522	$13.37
Vested	(130,508)	$13.42
Forfeited	(17,500)	$12.46
Restricted stock units outstanding at May 28, 2017	509,355	$13.53
Granted	200,288	$13.12
Vested	(270,656)	$14.06
Forfeited	(30,950)	$11.75
Restricted stock units outstanding at May 27, 2018	408,037	$12.99
Granted	333,486	$13.15
Vested	(237,946)	$13.27
Forfeited	(75,150)	$13.92
Restricted stock units outstanding at May 26, 2019	428,427	$12.80

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by income statement line item:

	Year Ended
(in thousands)	May 26, 2019	May 27, 2018	May 28, 2017
Cost of sales	$449	$535	$485
Research and development	114	131	83
Selling, general and administrative	2,997	3,737	3,396
Total stock-based compensation	$3,560	$4,403	$3,964
As of May 26, 2019, there was $4.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 1.94 years for stock options and 2.09 years for restricted stock unit awards.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During fiscal years 2019, 2018 and 2017, the Company did not purchase any shares on the open market.

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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement (the "Amendment"), which increased the Term Loan to $100.0 million and the Revolver to $105.0 million. Both the Revolver and the Term Loan continue to mature on September 23, 2021, with the Term Loan requiring quarterly principal payments to increase to $2.5 million beginning March 1, 2019, with the remainder continuing to be due at maturity.
The primarily purpose of the Amendment was to fund the Company's acquisition of Yucatan Foods and its related entities on December 1, 2018, to pay certain fees and expenses incurred in connection with the consummation of the Amendment, and for other general corporate purposes. See Note 2 - Acquisitions for more details on Yucatan Foods acquisition.
Interest on both the Revolver and the Term Loan continues to be based upon the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date), at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 2.25% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.25%. The Amendment increased the leverage ratio covenant to 4.50 to 1.00 from 3.50 to 1.00 through August 25, 2019, which decreases to 4.00 to 1.00 effective November 24, 2019.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of May 26, 2019.

As of May 26, 2019, $52.0 million was outstanding on the Revolver, at an interest rate of 5.24% under the Eurodollar option.
Long-term debt consists of the following as of May 26, 2019 and May 27, 2018 (in thousands):

	May 26, 2019	May 27, 2018
Term loan	$97,500	$42,500
Total principal amount of long-term debt	97,500	42,500
Less: unamortized debt issuance costs	(516)	(200)
Total long-term debt, net of unamortized debt issuance costs	96,984	42,300
Less: current portion of long-term debt, net	(9,791)	(4,940)
Long-term debt, net	$87,193	$37,360
The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2020	$10,000
Fiscal year 2021	10,000
Fiscal year 2022	77,500
Fiscal year 2023 and thereafter	—
Total	$97,500
Derivative Instruments
On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50.0 million. The 2016 Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%.
On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap has the effect of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.47%.

8.	Income Taxes
U.S Tax Reform Impact
On December 22, 2017, the U.S. Government enacted the reconciled tax reform bill, commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA makes broad changes to the U.S. tax code including, but not limited to, reducing the Company’s federal statutory tax rate from 35%, to an average rate of 29.4% for the fiscal year ended May 27, 2018, and then 21% for the year ended May 26, 2019 and thereafter; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations' creating a global intangibles low-taxed income inclusion and the base erosion anti-abuse tax, a new minimum tax. The TCJA also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property, however, the domestic manufacturing deduction, from which the Company has historically benefited, has been eliminated.

On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) directing taxpayers to consider the impact of the Tax Legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Also, in March 2018, FASB issued Accounting Standards Update No. 2018-5, Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, ("ASU 2018-5") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company's accounting for the Tax Act was incomplete as of May 27, 2018. As of May 26, 2019, the Company’s analysis for the Transition Tax and the re-measurement of deferred taxes due to the Tax Rate Reduction was considered to be complete and the Company does not expect the analysis to change materially. Ongoing guidance and accounting interpretation for the Tax Act are expected over the coming months and years, the Company will consider any changes in the accounting of the Tax Act in the period of such additional guidance is issued.
The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Current:
Federal	$(67)	$(2,854)	$1,388
State	63	60	39
Foreign	83	83	82
Total	79	(2,711)	1,509

Deferred:
Federal	1,581	(7,122)	2,270
State	(142)	470	261
Total	1,439	(6,652)	2,531
Income tax (benefit) expense	$1,518	$(9,363)	$4,040
The effective tax rate for fiscal year 2019 changed from a benefit of 64% to expense of 71% in comparison to fiscal year 2018. The increase in the income tax expense for fiscal year 2019 was primarily due to the Company's acquisition of Yucatan and the change in valuation allowance related to the foreign deferred balances, the change in ending state deferred blended rate, the limitation of deductibility of executive compensation, and partially offset by the benefit of the foreign rate differential and the federal and state research and development credits, all primarily as a result of the TCJA.
The effective tax rate for fiscal year 2018 changed from an expense of 29% to a benefit of 64% in comparison to fiscal year 2017. The decrease in the income tax expense for fiscal year 2018 was primarily due to the TCJA such as the statutory rate change for federal and state, and one-time transition tax on the repatriation of foreign earnings.

The actual provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Tax at U.S. statutory rate (1)	$764	$4,784	$4,922
State income taxes, net of federal benefit	46	439	307
Tax reform	—	(14,350)	—
Change in valuation allowance	929	(176)	85
Tax credit carryforwards	(771)	(777)	(834)
Other compensation-related activity	618	566	(365)
Domestic manufacturing deduction	—	—	(243)
Other	(68)	151	168
Income tax expense (benefit)	$1,518	$(9,363)	$4,040
(1) Statutory rate was 21.0% for fiscal year 2019, 29.4% for fiscal year 2018, and 35.0% for fiscal year 2017.
The effective tax rates for fiscal year 2019 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including the Yucatan acquisition, the change in valuation allowance related to the foreign deferred balances, the foreign rate differential, the change in ending state deferred blended rate, the limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits. The effective tax rates for fiscal year 2018 differ from the statutory federal blended income tax rate of 29.4% as a result of several factors, including change in ending federal and state deferred blended rate, one-time transition tax due to the repatriation of foreign earnings, the change in valuation allowance, limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits. The effective tax rates for fiscal year 2017 differ from the statutory federal income tax rate of 35% as a result of several factors, including non-deductible stock-based compensation expense, disqualified dispositions of incentive stock options, excess equity compensation benefits from the adoption of ASU 2016-09, domestic manufacturing deduction, the benefit of federal and state research and development credits, the change in valuation allowance, all of which is partially offset by state taxes.
Significant components of deferred tax assets and liabilities reported in the accompanying consolidated balance sheets consisted of the following:

(in thousands)	Year Ended
	May 26, 2019	May 27, 2018
Deferred tax assets:
Accruals and reserves	$3,130	$1,421
Net operating loss carryforwards	9,385	1,955
Stock-based compensation	979	1,247
Research and AMT credit carryforwards	2,839	2,032
Other	461	427
Gross deferred tax assets	16,794	7,082
Valuation allowance	(4,116)	(1,337)
Net deferred tax assets	12,678	5,745

Deferred tax liabilities:
Depreciation and amortization	(14,324)	(11,307)
Goodwill and other indefinite life intangibles	(13,351)	(8,201)
Basis difference in investment in non-public company	(4,396)	(3,722)
Deferred tax liabilities	(32,071)	(23,230)

Net deferred tax liabilities	$(19,393)	$(17,485)

During the fiscal year ended May 26, 2019, and May 27, 2018, excess tax deficits related to stock-based compensation of $153,000 and $38,000, respectively, were reflected in the consolidated statements of income as a component of income tax expense as a result of the adoption of ASU 2016-09, specifically related to the prospective application of excess tax deficits and tax deficiencies related to stock-based compensation.
As of May 26, 2019, the Company had federal, foreign, California, Indiana, and other state net operating loss carryforwards of approximately $26.5 million, $9.9 million, $3.4 million, $5.8 million, and $6.3 million respectively. These losses expire in different periods through 2032, if not utilized. The Company acquired additional net operating losses through the acquisition of Yucatan Foods and GreenLine Holding Company. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.
The Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $0.9 million, $1.8 million, and $1.0 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20 year carryforward for federal purposes, and 15 year carryforward for Minnesota purposes.
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, the Company determined that a valuation allowance of $4.1 million should be recorded as a result of uncertainty around the utilization of certain state and foreign net operating losses, and federal capital loss carryforward.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Unrecognized tax benefits – beginning of the period	$479	$537	$842
Gross increases – tax positions in prior period	29	21	11
Gross decreases – tax positions in prior period	—	—	(90)
Gross increases – current-period tax positions	133	116	93
Settlements	—	(95)	—
Lapse of statute of limitations	(25)	(100)	(319)
Unrecognized tax benefits – end of the period	$616	$479	$537
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
As of May 26, 2019, the total amount of net unrecognized tax benefits is $0.6 million, of which, $0.5, if recognized, would change the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 26, 2019. Additionally, the Company expects its unrecognized tax benefits to decrease by approximately $32,000 within the next 12 months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2016 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

9.	Commitments and Contingencies
Operating Leases
Landec leases land, facilities, and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2030. Certain of these leases have renewal options.

The approximate future minimum lease payments under these operating leases at May 26, 2019 are as follows (in thousands):

Amount
Fiscal year 2020	$5,056
Fiscal year 2021	4,044
Fiscal year 2022	3,589
Fiscal year 2023	3,350
Fiscal year 2024	3,047
Thereafter	9,335
Total	$28,421
Rent expense for operating leases, including month to month arrangements was $7.3 million, $6.1 million and $5.6 million for the fiscal years 2019, 2018 and 2017, respectively.
Capital Leases
On September 3, 2015, Lifecore leased a 65,000 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Included in property, plant and equipment as of May 26, 2019 is $3.4 million associated with this capital lease. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.
Future minimum lease payments under capital leases for each year presented as are follows (in thousands):

Amount
Fiscal year 2020	$486
Fiscal year 2021	489
Fiscal year 2022	460
Fiscal year 2023	3,490
Fiscal year 2024	—
Thereafter	—
Total minimum lease payment	4,925
Less: amounts representing interest and taxes	(1,291)
Total	3,634
Less: current portion included in other accrued liabilities	(102)
Long-term capital lease obligation	$3,532
Purchase Commitments
At May 26, 2019, the Company was committed to purchase $30.6 million of produce and other materials.
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

Curation Foods has been the target of a union organizing campaign which has included two unsuccessful attempts to unionize Curation Foods' Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Curation Foods' labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
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
A settlement of the ULPs among the union, Curation Foods, and Pacific Harvest that were pending before the NLRB was approved on December 27, 2016 for $0.3 million. Curation Foods was responsible for half of this settlement, or $0.2 million. On May 5, 2017, the parties to the remaining actions executed a settlement agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Curation Foods' Guadalupe, California processing facility from September 2011 through the settlement date. Under the settlement agreement, the plaintiffs are to be paid $6.0 million in three installments, $2.4 million of which was paid on July 3, 2017, $1.8 million of which was paid on November 22, 2017 and $1.8 million of which was paid in July 2018. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion, of which $1.0 million and $0.6 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company and Pacific Harvest each paid their portion of the third installment in July 2018. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest. The receivable is reviewed quarterly for collectability. At May 26, 2019, the Company has concluded that the receivable is collectible.
For fiscal years 2019, 2018 and 2017, the Company incurred legal expenses of $0, $0.6 million and $2.1 million, respectively, related to these actions. During the twelve months ended May 28, 2017, the Company recorded a legal settlement charge of $2.6 million related to these actions. As of May 26, 2019 and May 27, 2018, the Company had accrued $0 and $1.0 million related to these actions, which is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

10.	Business Segment Reporting
Prior to May 2018, the Company managed its business operations through three strategic reportable business segments: Packaged Fresh Vegetables, Food Export, and Biomaterials. These segments were based upon the information reported to the Chief Executive Officer, who is the chief operating decision maker (“CODM”). However, in May 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements of ASC 205-20 and ASC 360 to report the results of the Food Export business segment as discontinued operations. The operating results for the Food Export business segment, for the twelve months ended May 27, 2018 and May 28, 2017, have been reclassified to discontinued operations and are no longer reported as a separate segment.
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
The Company decided to discontinue its Now Planting business during the fourth quarter of fiscal year 2019. As a result, the operating results for the Now Planting business are presented as a discontinued operations in the Company's accompanying Consolidated Financial Statements and the financial results for fiscal years 2019 have been reclassified to present the Now Planting business as a discontinued operation.
Curation Foods business includes (i) four natural food brands, including the Company’s two existing brands, Eat Smart and O Olive Oil & Vinegar, as well as two new brands, Yucatan and Cabo Fresh acquired by the Company through the acquisition of Yucatan Foods during the third quarter of fiscal 2019 (see the Note 2 - Acquisitions for more details on this transaction), and (ii) BreatheWay® activities. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the recently acquired brands Yucatan and Cabo Fresh.

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
All of the Company's assets are located within the United States of America except for the production facility in Mexico, which was acquired by the Company as a result of the Yucatan Foods acquisition. The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended
Property and equipment, net	May 26, 2019	May 27, 2018
United States	$186.3	$159.6
Mexico	13.7	—
Total property and equipment, net	$200.0	$159.6
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Canada	$83.6	$78.0	$69.3
Belgium	$15.1	$17.2	$21.0
Ireland	$5.0	$4.1	$4.0
All Other Countries	$5.1	$3.6	$4.6

Operations by segment consisted of the following (in thousands):

Year Ended May 26, 2019	Curation Foods (1)	Lifecore	Other (2)	Total
Net sales	$481,686	$75,873	$—	$557,559
Gross profit	49,305	31,698	—	81,003
Net income (loss) from continuing operations	(6,229)	12,070	(3,719)	2,122
Identifiable assets	367,352	145,558	6,181	519,091
Depreciation and amortization	10,360	4,140	730	15,230
Capital expenditures	30,583	12,965	1,186	44,734
Dividend income	1,650	—	—	1,650
Interest income	112	—	33	145
Interest expense, net	3,278	—	1,952	5,230
Income tax (benefit) expense	(1,373)	4,024	(1,133)	1,518

Year Ended May 27, 2018
Net sales	$458,800	$65,427	$—	$524,227
Gross profit	49,770	28,568	—	78,338
Net income (loss) from continuing operations	17,010	11,631	(2,880)	25,761
Identifiable assets (3)	264,067	129,342	11,294	404,703
Depreciation and amortization	8,196	3,679	537	12,412
Capital expenditures	13,052	16,454	4,084	33,590
Dividend income	1,650	—	—	1,650
Interest income	93	—	118	211
Interest expense, net	1,554	—	396	1,950
Income tax (benefit) expense	(9,748)	2,638	(2,253)	(9,363)

Year Ended May 28, 2017
Net sales	$410,384	$59,392	$—	$469,776
Gross profit	52,457	26,755	—	79,212
Net income (loss) from continuing operations	2,410	10,228	(2,503)	10,135
Identifiable assets (3)	219,739	104,492	34,377	358,608
Depreciation and amortization	7,312	3,054	311	10,677
Capital expenditures	11,476	11,169	358	23,003
Dividend income	1,650	—	—	1,650
Interest income	16	—	—	16
Interest expense, net	674	13	1,139	1,826
Income tax expense	823	2,938	279	4,040

(1) The Curation segment operating results for the year ended May 26, 2019 reflect the reclassification of the Now Planting brand to discontinued operations.
(2) The Other segment operating results for the year ended May 26, 2019, May 27, 2018, and May 28, 2017 have been restated to reflect the reclassification of the Now Planting brand and the Food Export segment to discontinued operations, and the reclassification of O operating results from the Other segment to the Curation Foods segment.
(3) Assets of discontinued operations are included in Other for the years ended May 27, 2018 and May 28, 2017.

11.	Quarterly Consolidated Financial Information (unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2019 and 2018 (in thousands, except for per share amounts):

Fiscal Year 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$124,668	$124,557	$155,554	$152,780	$557,559
Gross profit	16,337	16,885	21,569	26,212	81,003
Net income (loss) from continuing operations	335	(113)	1,533	367	2,122
Net income (loss) applicable to common stockholders	190	(584)	1,067	(262)	411
Net income per basic share from continuing operations	$0.01	$—	$0.05	$0.01	$0.07
Net income per diluted share from continuing operations	$0.01	$—	$0.05	$0.01	$0.07

Fiscal Year 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$115,781	$122,461	$144,909	$141,076	$524,227
Gross profit	18,802	14,921	19,806	24,809	78,338
Net income from continuing operations	2,355	414	16,281	6,711	25,761
Net income applicable to common stockholders	2,146	487	16,088	6,108	24,829
Net income per basic share from continuing operations	$0.08	$0.02	$0.59	$0.24	$0.93
Net income per diluted share from continuing operations	$0.08	$0.02	$0.58	$0.24	$0.92

12.	Discontinued Operations
Now Planting and Food Export
During the fourth quarter of fiscal year 2019, the Company discontinued its Now Planting business. During the fourth quarter of fiscal year 2018, the Company discontinued its Food Export business. As a result, the Company met the requirements of ASC 205-20 to report the results of Now Planting and Food Export as discontinued operations and to classify any assets and liabilities as held for abandonment. The operating results for the Now Planting soup business and Food Export business have therefore been reclassified as a discontinued operation.
The carrying amounts of the major classes of assets and liabilities of Now Planting and Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	Year Ended
	May 26, 2019	May 27, 2018
Current and other assets, discontinued operations:
Cash and cash equivalents	$—	$(8)
Accounts receivable	—	518
Inventory	—	—
Other assets	—	—
Total assets, discontinued operations	$—	$510
Other current liabilities, discontinued operations:
Accounts payable	$51	$230
Accrued expenses and other current liabilities	14	228
Total other current liabilities, discontinued operations	$65	$458

Once Now Planting and Food Export businesses were discontinued, the operations associated with these businesses qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s consolidated statements of income and the notes to the consolidated financial statements have been adjusted to exclude Now Planting in fiscal year 2019 and Food Export in fiscal years 2018 and 2017. Components of amounts reflected in (loss) income from discontinued operations, net of tax are as follows (in thousands):

	Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Revenues	$548	$29,222	$62,481
Cost of sales	(1,649)	(27,619)	(58,507)
Research and development	(102)	—	—
Selling, general and administrative	(1,035)	(2,522)	(3,137)
Other	—	(269)	—
(Loss) income from discontinued operations before taxes	(2,238)	(1,188)	837
Income tax benefit (expense)	527	350	(295)
(Loss) income from discontinued operations, net of tax	$(1,711)	$(838)	$542
Cash provided by (used in) operating activities by the Now Planting business totaled $(1.3) million, $0, and $0 for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017, respectively. Cash provided by (used in) operating activities by the Food Export business totaled $0, $0.6 million, and $(0.5) million for the fiscal years ended May 26, 2019, May 27, 2018, and May 28, 2017, respectively.

(b)	Index of Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

3.2	Amended and Restated Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 16, 2012.

3.3	Amendment No. 1 to Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 7, 2019.

3.4	Amendment No. 2 to Bylaws of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2019.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2018.

10.2
Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 7, 2008.

10.3*	2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.4*	Form of Stock Grant Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.5*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.6*	Form of Stock Unit Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

10.7*	Form of Stock Appreciation Right Agreement for 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 19, 2009.

Exhibit Number	Exhibit Title

10.8*	Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2013.

10.9*	2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.10*	First Amendment to the 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 23, 2017.

10.11*	Form of Stock Grant Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.12*
Form of Notice of Stock Option Grant and Stock Option Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.13*	Form of Stock Unit Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.14*	Form of Stock Appreciation Right Agreement for 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated October 11, 2013.

10.15*	2019 Cash Bonus Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2018.

10.16*
Employment Agreement between the Registrant and Gregory S. Skinner effective as of January 31, 2019, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2019.

10.17*
Employment Agreements between the Registrant and Molly A. Hemmeter effective as of January 31, 2019, incorporated herein by reference to Exhibits 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2019.

10.18
Loan Agreement dated February 26, 2016 between the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.19	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

10.20	Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 3, 2016.

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

10.23*	Long-Term Incentive Plan for Fiscal Year 2020, incorporated herein by reference to Registrant’s Current Report on Form 8-K dated July 19, 2017.

10.24*	Long-Term Incentive Plan for Fiscal Year 2021, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 25, 2018.

10.25
Settlement Agreement amongst the Registrant, Apio, Inc., Rancho Harvest, Inc. and Pacific Harvest, Inc. and the plaintiffs named therein and Addendum to the Settlement Agreement effective as of May 5, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2017.

Exhibit Number	Exhibit Title

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

10.28
Capital Contribution and Partnership Interest and Stock Purchase Agreement dated December 1, 2018 by and among Apio, Inc., a Delaware Corporation, Yucatan Foods, L.P., a Delaware limited partnership (“Yucatan”), Camden Fruit Corporation, a California corporation, Landec Corporation, a Delaware corporation, in its capacity as guarantor, Ardeshir Haerizadeh, as an equityholder representative, and the equityholders of Camden and Yucatan, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2018.

10.29
Fourth Amendment and Joinder to the Credit Agreement and Other Loan Documents dated November 30, 2018 by and among Landec Corporation, Apio Inc., Lifecore Biomedical, Inc., Lifecore Biomedical, LLC, and GreenLine Logistics, Inc., GMO Harris Bank N.A., City National Bank, and JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 6, 2018.

10.30
Employment Agreement between the Registrant and Albert D. Bolles, Ph.D., effective as of May 23, 2019, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2019.

21.1	Subsidiaries of the Registrant at May 26, 2019	State of Incorporation
	Curation Foods, Inc.	Delaware
	Lifecore Biomedical, Inc.	Delaware

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit Number	Exhibit Title
+	Filed herewith.
#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on August 1, 2019.

LANDEC CORPORATION

By:	/s/ Gregory S. Skinner
Gregory S. Skinner
Executive Vice President of Finance and Administration and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Albert D. Bolles and Gregory S. Skinner, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert D. Bolles, Ph.D.
Albert D. Bolles, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	August 1, 2019

/s/ Gregory S. Skinner
Gregory S. Skinner	Executive Vice President of Finance and Administration and Chief Financial Officer	August 1, 2019

/s/ Debbie Carosella
Debbie Carosella	Director	August 1, 2019

/s/ Frederick Frank
Frederick Frank	Director	August 1, 2019

/s/ Nelson Obus
Nelson Obus	Director	August 1, 2019

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 1, 2019

/s/ Andrew K. Powell
Andrew K. Powell	Director	August 1, 2019

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 1, 2019

/s/ Robert Tobin
Robert Tobin	Director	August 1, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. See signature page.

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.