Form 10-Q
period 2019-08-25
LANDEC CORP \CA\
filed 2019-10-03
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 25, 2019, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X
As of September 27, 2019, there were 29,152,474 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended August 25, 2019

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 25, 2019	May 26, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,990	$1,080
Accounts receivable, less allowance for doubtful accounts	61,402	69,565
Inventories	55,020	54,132
Prepaid expenses and other current assets	12,150	8,264
Total Current Assets	130,562	133,041

Investment in non-public company, fair value	61,100	61,100
Property and equipment, net	201,557	200,027
Operating leases	28,726	—
Goodwill	76,742	76,742
Trademarks/tradenames, net	29,928	29,928
Customer relationships, net	14,807	15,319
Other assets	2,715	2,934
Total Assets	$546,137	$519,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,162	$53,973
Accrued compensation	7,399	10,687
Other accrued liabilities	8,790	10,001
Current portion of lease liabilities	3,601	75
Deferred revenue	488	499
Line of credit	70,600	52,000
Current portion of long-term debt, net	9,791	9,791
Other current liabilities, discontinued operations	—	65
Total Current Liabilities	146,831	137,091

Long-term debt, net	84,748	87,193
Long-term lease liabilities	30,026	3,532
Deferred taxes, net	17,686	19,393
Other non-current liabilities	1,899	1,738
Total Liabilities	281,190	248,947

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,146 and 29,102 shares issued and outstanding at August 25, 2019 and May 26, 2019, respectively	29	29
Additional paid-in capital	160,814	160,341
Retained earnings	104,652	109,710
Accumulated other comprehensive (loss) income	(548)	64
Total Stockholders’ Equity	264,947	270,144
Total Liabilities and Stockholders’ Equity	$546,137	$519,091
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 25, 2019	August 26, 2018
Product sales	$138,714	$124,668
Cost of product sales	123,378	108,331
Gross profit	15,336	16,337
Operating costs and expenses:
Research and development	2,821	2,791
Selling, general and administrative	16,895	13,803
Total operating costs and expenses	19,716	16,594
Operating loss	(4,380)	(257)

Dividend income	281	413
Interest income	25	46
Interest expense	(2,075)	(758)
Other income	—	1,000
Net (loss) income from continuing operations before tax	(6,149)	444
Income tax benefit (expense)	1,365	(109)
Net (loss) income from continuing operations	$(4,784)	$335

Discontinued operations:
Loss from discontinued operations	$—	$(190)
Income tax benefit	—	45
Loss from discontinued operations, net of tax	—	(145)
Net (loss) income applicable to common stockholders	$(4,784)	$190

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.16)	$0.01
Loss from discontinued operations	—	—
Total basic net (loss) income per share	$(0.16)	$0.01

Diluted net (loss) income per share
(Loss) income from continuing operations	$(0.16)	$0.01
Loss from discontinued operations	—	—
Total diluted net (loss) income per share	$(0.16)	$0.01

Shares used in per share computation
Basic	29,139	27,738
Diluted	29,139	28,020

Other comprehensive (loss) income, net of tax:
Net unrealized losses on interest rate swaps (net of tax effect of $265 and $27)	$(612)	$(89)
Other comprehensive loss, net of tax	(612)	(89)
Total comprehensive (loss) income	$(5,396)	$101
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended August 25, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net income	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	$29	$160,814	$104,652	$(548)	$264,947

	Three Months Ended August 26, 2018
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of stock under stock plans	47	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	728	—	—	728
Net income	—	—	—	190	—	190
Other comprehensive loss, net of tax	—	—	—	—	(89)	(89)
Balance at August 26, 2018	27,749	$28	$142,805	$109,489	$1,059	$253,381
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 25, 2019	August 26, 2018
Cash flows from operating activities:
Consolidated net (loss) income	$(4,784)	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	4,503	3,145
Stock-based compensation expense	528	728
Deferred taxes	(1,442)	(63)
Change in investment in non-public company, fair value	—	(1,000)
Net gain on disposal of property and equipment	(7)	(3)
Changes in current assets and current liabilities:
Accounts receivable, net	8,163	5,735
Inventories	(888)	1,833
Prepaid expenses and other current assets	(1,215)	(363)
Accounts payable	(6,105)	(2,544)
Accrued compensation	(3,288)	(5,269)
Other accrued liabilities	(893)	386
Deferred revenue	(11)	(589)
Net cash (used in) provided by operating activities	(5,439)	2,186

Cash flows from investing activities:
Purchases of property and equipment	(9,981)	(14,440)
Proceeds from collections of notes receivable	296	—
Proceeds from sales of fixed assets	19	3
Net cash used in investing activities	(9,666)	(14,437)

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(55)	(10)
Payments on long-term debt	(2,530)	(1,271)
Proceeds from lines of credit	35,000	12,000
Payments on lines of credit	(16,400)	—
Net cash provided by financing activities	16,015	10,719
Net increase (decrease) in cash, cash equivalents and restricted cash	910	(1,532)
Cash, cash equivalents and restricted cash, beginning of period	1,465	3,216
Cash, cash equivalents and restricted cash, end of period	$2,375	$1,684

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,191	$3,118
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
The Company sells specialty packaged branded Eat Smart® and private label fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. The Company also sells premier specialty olive oils and wine vinegars under its O Olive Oil & Vinegar® (“O”) brand to natural food, conventional grocery and mass retail stores primarily in the United States and Canada. The majority of Yucatan® and Cabo Fresh® branded guacamole and avocado products are sold in the U.S. grocery channel, but they are also sold in U.S. mass retail, Canadian grocery retail and foodservice channels.
Landec's food company, Curation Foods, Inc. (“Curation Foods”) serves as the corporate umbrella for a portfolio of four natural food brands, including the Company’s flagship brand Eat Smart as well as three emerging natural food brands, consisting of O olive oil and vinegar products, and its two new brands, Yucatan and Cabo Fresh authentic guacamole and avocado products, acquired by the Company through the acquisition of Yucatan Foods on December 1, 2018. O, Yucatan and Cabo Fresh are referred to collectively as “Emerging Brands”. See Note 2 - Acquisitions for more details.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 25, 2019 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
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
In May 2019, the Company discontinued the Now Planting business. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") for the three months ended August 26, 2018.
The results of operations for the three months ended August 25, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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
An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the partnership interest and equity investment in the non-public company are not VIEs.
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
Reconciliation of Cash and Cash Equivalents and Restricted Cash as presented on the Statements of Cash Flows
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	August 25, 2019	May 26, 2019
Cash and cash equivalents	$1,990	$1,080
Restricted cash	385	385
Cash, cash equivalents and restricted cash	$2,375	$1,465
Restricted Cash
The Company was required to maintain $0.4 million of restricted cash at August 25, 2019 and May 26, 2019 related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	August 25, 2019	May 26, 2019
Raw materials	$23,417	$23,195
Work in progress	5,985	4,189
Finished goods	25,618	26,748
Total	$55,020	$54,132
If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Related Party Transactions
The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During both the three months ended August 25, 2019 and August 26, 2018, the Company recognized revenues of $0.1 million. These amounts have been included in product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The related receivable balances of $0.2 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of August 25, 2019 and May 26, 2019, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.2 million and $0.2 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of August 25, 2019 and $0.1 million and $0.2 million, respectively, as of May 26, 2019. The Company records its term debt issuance costs as a contra-liability, and as such, $0.2 million and $0.3 million was recorded as Current portion of long-term debt, and Long-term debt net in the accompanying Consolidated Balance Sheets, respectively, as of August 25, 2019 and $0.2 million and $0.3 million, respectively, as of May 26, 2019.
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

Accumulated Other Comprehensive Income
Comprehensive income consists of two components, net income and Other Comprehensive Income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from the determination of net income. The Company’s AOCI consists of net deferred gains and losses on its interest rate swap contracts accounted for as cash flow hedges. The components of AOCI, net of tax, are as follows:

(In thousands)	AOCI
Accumulated OCI, net, as of May 26, 2019	$64
Unrealized losses on interest rate swap contracts, net of tax effect	(612)
Accumulated OCI, net, as of August 25, 2019	$(548)
The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 25, 2019 and May 26, 2019. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.
Assets Held for Sale
In June 2019, the Company designated the Santa Maria office as the Curation Foods headquarters, and decided to close and put up for sale the Curation Foods office in San Rafael, CA. The San Rafael property has been designated as held for sale as of August 25, 2019 and the net carrying value of $2.8 million is presented as Other current assets within the Consolidated Balance Sheet as of August 25, 2019. The disposal is expected to occur by the end of the calendar year, and is not expected to have a material impact to the Company's financial statements.
Leases
Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company's credit rating would be. Certain agreements may contain the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset. The Company, when reasonably certain to exercise the option, considers these options in determining the measurement of the lease. The Company's lease agreements do not contain any material residual value guarantees.
The Company's lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of lease assets and liabilities.
Payments under lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts primarily include payments affected by changes in price indices.
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

Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of August 25, 2019 and May 26, 2019. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups!™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. In the first quarter of fiscal year 2020, the Company recognized $2.4 million of business interruption insurance recoveries. Amounts received on insurance recoveries related to business interruption are recorded as a reduction to “Cost of sales” and are classified as operating cash flows.
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
As of August 25, 2019 and May 26, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset and its contingent consideration liability from the acquisition of O.
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
In determining the fair value of the Company’s contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 25, 2019	At May 26, 2019
Cost of debt	5.1% to 5.5%	5.1% to 5.5%
Market price of risk adjustment	14%	14%
EBITDA volatility	28%	28%

The fair value of our contingent consideration liability is sensitive to change in forecasts. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions:

(In thousands)	Impact on value of Contingent consideration liability as of August 25, 2019
10% increase in EBITDA forecast	$100
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. There was no change in the fair value of the Company’s investment in Windset for the three months ended August 25, 2019.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At August 25, 2019	At May 26, 2019
Revenue growth rates	6% to 7%	6%
Expense growth rates	5% to 7%	6%
Income tax rates	15%	15%
Discount rates	12%	12%
The revenue growth, expense growth, and income tax rate assumptions are considered the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions:

(In thousands)	Impact on value of investment in Windset as of August 25, 2019
10% increase in revenue growth rates	$5,400
10% increase in expense growth rates	(4,200)
10% increase in income tax rates	(500)
10% increase in discount rates	(3,600)
Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Fair Value at August 25, 2019			Fair Value at May 26, 2019
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$141	$—	$—	$644	$—
Investment in non-public company	—	—	61,100	—	—	61,100
Total assets	$—	$141	$61,100	$—	$644	$61,100
Liabilities:
Interest rate swap contracts	$—	$856	$—	$—	$482	$—
Contingent consideration liability	—	—	500	—	—	500
Total liabilities	$—	$856	$500	$—	$482	$500

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the three months ended August 25, 2019:

(In thousands)	Windset Investment	Contingent Consideration Liability
Balance as of May 26, 2019	$61,100	$500
Fair value change	—	—
Balance as of August 25, 2019	$61,100	$500
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
For descriptions of the Company’s product offerings and segments refer to Note 10 – Business Segment Reporting in our annual report on Form 10-K for the year ended May 26, 2019.
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
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines:

(In thousands)	Three Months Ended
Curation Foods:	August 25, 2019	August 26, 2018
Salads	$51,261	$49,080
Core vegetables	57,348	61,750
Emerging brands	18,064	1,221
Total	$126,673	$112,051

	Three Months Ended
Lifecore:	August 25, 2019	August 26, 2018
Aseptic	$5,687	$5,766
Fermentation	738	3,070
Development services	5,616	3,781
Total	$12,041	$12,617

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of August 25, 2019 and May 26, 2019 were $6.5 million and $5.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of August 25, 2019 and May 26, 2019 were $0.1 million and $0.2 million, respectively. Revenue recognized during the three months ended August 25, 2019 that was included in the contract liability balance at the beginning of fiscal year 2020 was $0.1 million.
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
The ULP claims were settled in fiscal year 2017 for $0.3 million. Curation Foods was responsible for half of this settlement, or $0.2 million. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Curation Foods' Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and will be reimbursed by Pacific Harvest for its $2.1 million portion. As of August 25, 2019, the outstanding balance of the receivable was $1.3 million of which $0.9 million and $0.4 million is included in Prepaid and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets. This receivable will continue to be repaid through monthly payments until fully paid, which the Company expects to occur by December 2020. The Company’s recourse against non-payment by Pacific Harvest is its security interest in assets owned by Pacific Harvest. The receivable is reviewed quarterly for collectability. At August 25, 2019, the Company has concluded that the receivable is not impaired and therefore is not subject to an impairment loss.

Recent Accounting Guidance
Recently Adopted Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use-assets. Effective May 27, 2019, the Company adopted the ASU on a modified retrospective basis. Prior period amounts were not adjusted and continue to be reported in accordance with historical accounting policies under ASC 840: Leases (Topic 840). The Company elected the package of practical expedients under which the Company has not reassessed prior conclusions about lease classification and initial direct costs. The Company elected the hindsight expedient to evaluate lease terms, and made a policy election that does not recognize right-of-use assets and lease liabilities related to short-term leases.
Upon adoption of ASU 2016-02, the Company recorded a transitional adjustment of $0.3 million to opening retained earnings to write off the difference in deferred rent balances from prior periods for operating leases with non-level rent. The difference arises from recalculation of deferred rent after applying updated lease terms as a result of applying hindsight. Additionally, the adoption of the standard had a significant impact in the condensed consolidated balance sheet due to the recognition of $31.1 million of operating lease liabilities, along with $30.0 million of operating lease right-of-use assets.
This change had no impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-02 was taken into consideration when determining its loan covenants.
Derivatives and Hedging, Financial Instruments
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted ASU 2017-12 on May 27, 2019, without any impact to the Company's consolidated financial statements and related disclosures.
In April 2019, the FASB issued ASU 2019-04, Topic 815, Derivatives and Hedging which affects the recognition and measurement of financial instruments, including derivatives and hedging. For entities that have adopted ASU 2017-12, the hedging amendments in ASU 2019-04 are effective as of the beginning of the first annual reporting period beginning after the date of issuance. The Company adopted ASU 2019-04 on May 27, 2019, without any impact to the Company's consolidated financial statements and related disclosures.
Share-Based Compensation
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which simplifies the accounting for share-based payments granted to non-employees for goods and services. The guidance aligns the accounting for non-employee equity based awards with the accounting for employee equity-based awards, and requires equity-classified share-based payment awards issued to non-employees to be measured based on the grant date price, rather than remeasure the awards through the performance completion date. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-07 on May 27, 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, and Topic 825, Financial Instruments, which provides practical expedients and policy elections related to the presentation and disclosure of accrued interest and the related allowance for credit losses and clarifies how to disclose line-of-credit arrangements that are converted to term loans. ASU 2019-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
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
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values of the assets acquired and the liabilities assumed were determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. The primary areas of the purchase price that are not yet finalized are related to income taxes and consideration of indemnification provisions for environmental related items. The fair value of assets acquired and liabilities assumed in accounting for the acquisition is set forth in the table below:

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

O Acquisition
On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million based upon O achieving certain EBITDA targets. All accounting for this acquisition is final.
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
As of August 25, 2019 and May 26, 2019, the contingent consideration liability was $0.5 million and $0.5 million, respectively, representing the present value of the expected earn out payments.
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
During the three months ended August 25, 2019 and August 26, 2018, the Company recorded $0.3 million and $0.4 million, respectively, in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three month periods ended August 25, 2019 and August 26, 2018 was $0 and $1.0 million, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive (Loss) Income.
4.    Stock-based Compensation and Stockholders' Equity
Stock-Based Compensation Activity
The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. Restricted stock units ("RSUs") are valued at the closing market price of the Company’s common stock on the grant date. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

During the three months ended August 25, 2019, the Company did not grant any options to purchase shares of common stock and awarded 87,000 RSUs.
As of August 25, 2019, the Company has reserved 2.5 million shares of Common Stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
(In thousands)	August 25, 2019	August 26, 2018
Cost of sales	$(26)	$101
Research and development	30	25
Selling, general and administrative	524	602
Total stock-based compensation	$528	$728
As of August 25, 2019, there was $4.3 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.85 years for stock options and 1.91 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 25, 2019, the Company did not repurchase any of its outstanding common stock.
5.    Diluted Net Income Per Share
The following table sets forth the computation of diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	August 25, 2019	August 26, 2018
Numerator:
Net (loss) income applicable to Common Stockholders	$(4,784)	$190
Denominator:
Weighted average shares for basic net income per share	29,139	27,738
Effect of dilutive securities:
Stock options and restricted stock units	—	282
Weighted average shares for diluted net income per share	29,139	28,020

Diluted net (loss) income per share	$(0.16)	$0.01

Due to the Company’s net loss for the three months ended August 25, 2019, the net loss per share includes only weighted average shares outstanding and thus excludes 0.1 million of outstanding options and RSUs as such impacts would be antidilutive for this period. For the three months ended August 25, 2019 and August 26, 2018, the computation of the diluted net income per share excludes the impact of options to purchase 2.6 million and 1.4 million shares of Common Stock, respectively, as such impacts would be antidilutive for this period.
6.    Income Taxes
The provision for income taxes for the three months ended August 25, 2019 and August 26, 2018 was a benefit of $1.4 million and an expense of $0.1 million, respectively. The effective tax rate for the three months ended August 25, 2019 and August 26, 2018 was 22% and 25%, respectively. The effective tax rate for the three months ended August 25, 2019 was higher than the statutory federal income tax rate of 21%, primarily due to the impact of state taxes and stock-based compensation, partially offset by federal & state R&D Credits.
As of August 25, 2019 and May 26, 2019, the Company had unrecognized tax benefits of $1.0 million and $0.6 million, respectively. Included in the balance of unrecognized tax benefits as of August 25, 2019 and May 26, 2019 was $0.9 million and $0.5 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 25, 2019 and May 26, 2019.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.
7.    Debt
Long-term debt, net consists of the following:

(In thousands)	August 25, 2019	May 26, 2019
Term loan	$95,000	$97,500
Total principal amount of long-term debt	95,000	97,500
Less: unamortized debt issuance costs	(461)	(516)
Total long-term debt, net of unamortized debt issuance costs	94,539	96,984
Less: current portion of long-term debt, net	(9,791)	(9,791)
Long-term debt, net	$84,748	$87,193

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

Interest on both the Revolver and the Term Loan continues to be based upon the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date), at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 2.25% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.25%. The amended agreement increased the leverage ratio covenant to 4.50 to 1.00 from 3.50 to 1.00 through March 1, 2020.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of August 25, 2019.
As of August 25, 2019, $70.6 million was outstanding on the Revolver, at an interest rate of 4.98% under the Eurodollar option.
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
8.    Leases
The Company has entered into various non-cancellable operating lease agreements for manufacturing and distribution facilities, vehicles, equipment and office space. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company leases property and equipment under finance leases. Gross assets recorded under finance leases, included in “Property and equipment, net,” were $3.8 million as of both August 25, 2019 and May 26, 2019. Accumulated amortization associated with finance leases was $0.4 million as of both August 25, 2019 and May 26, 2019.
The components of lease cost were as follows:

(In thousands, except term and discount rate)	Three Months Ended
August 25, 2019
Finance lease cost:
Amortization of leased assets	$28
Interest on lease liabilities	90
Operating lease cost	1,593
Variable lease cost and other	165
Total lease cost	$1,876

Weighted-average remaining lease term:
Operating leases	13.75
Finance leases	3.35
Weighted-average discount rate:
Operating leases	5.28%
Finance leases	9.99%

Our leases have original lease periods ending between 2019 and 2040. The Company's maturity analysis of operating and finance lease liabilities as of August 25, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$3,931	$335	$4,266
2021	4,011	455	4,466
2022	3,522	466	3,988
2023	3,255	3,497	6,752
2024	2,931	9	2,940
Thereafter	26,407	2	26,409
Total lease payments	44,057	4,764	48,821
Less: interest	(14,053)	(1,141)	(15,194)
Present value of lease liabilities	30,004	3,623	33,627
Less: current obligation of lease liabilities	(3,514)	(87)	(3,601)
Total long-term lease liabilities	$26,490	$3,536	$30,026
Supplemental cash flow information related to leases are as follows:

Three Months Ended
(In thousands)	August 25, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,654
Operating cash flows from finance leases	90
Financing cash flows from finance leases	30
9.    Business Segment Reporting
The Company has three strategic reporting business segments: the Curation Foods segment, the Lifecore segment, and the Other segment.
The Company decided to discontinue its Now Planting business during the fourth quarter of fiscal year 2019. As a result, the operating results for the Now Planting business are presented as a discontinued operation in the Company's accompanying Consolidated Financial Statements and the financial results for fiscal year 2019 comparable periods have been reclassified to present the Now Planting business as a discontinued operation.
The Curation Foods business includes (i) four natural food brands, Eat Smart, O Olive Oil & Vinegar, as well as Yucatan and Cabo Fresh, acquired by the Company through the acquisition of Yucatan Foods during the third quarter of fiscal 2019 (see the Note 2 - Acquisitions for more details on this transaction), and (ii) BreatheWay® activities. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the recently acquired brands Yucatan and Cabo Fresh.
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

The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended
(In millions)	August 25, 2019	August 26, 2018
Canada	$20.7	$19.9
Belgium	—	2.0
Ireland	1.4	1.1
All Other Countries	1.7	0.8
Operations by business segment consisted of the following:

(In thousands)	Curation Foods(1)	Lifecore	Other	Total
Three Months Ended August 25, 2019
Net sales	$126,673	$12,041	$—	$138,714
Gross profit	12,822	2,514	—	15,336
Net loss from continuing operations	(2,171)	(1,395)	(1,218)	(4,784)
Depreciation and amortization	3,205	1,185	23	4,413
Dividend income	281	—	—	281
Interest income	20	—	5	25
Interest expense, net	1,376	—	699	2,075
Income tax benefit	(586)	(465)	(314)	(1,365)

Three Months Ended August 26, 2018(2)
Net sales	$112,051	$12,617	$—	$124,668
Gross profit	13,370	2,967	—	16,337
Net income (loss) from continuing operations	1,913	(547)	(1,031)	335
Depreciation and amortization	2,095	976	74	3,145
Dividend income	413	—	—	413
Interest income	31	—	15	46
Interest expense, net	587	—	171	758
Income tax expense (benefit)	708	(182)	(417)	109

(1)
During the third quarter of fiscal 2019, the Company started consolidating Yucatan Foods whose results are included in the Company's operating results starting from December 1, 2018. See Note 2 - Acquisition for more details of this transaction.

(2)	The Curation Foods' segment operating results for the quarter ended August 26, 2018 have been restated to reflect the reclassification of the Now Planting brand to discontinued operations.
During the three months ended August 25, 2019 and August 26, 2018, sales to the Company’s top five customers accounted for 49% and 48% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Curation Foods segment, accounted for 14% and 20%, respectively, of revenues for the three months ended August 25, 2019, and 19% and 18%, respectively, for the three months ended August 26, 2018.

10.    Discontinued Operations
During the fourth quarter of fiscal year 2019, the Company discontinued its Now Planting soups. As a result, the Company met the requirements of ASC 205-20¸ to report the results of the Now Planting business as a discontinued operation. The operating results for the Now Planting business have therefore been reclassified as a discontinued operation in fiscal year 2019.
The carrying amounts of the major classes of liabilities of the Now Planting business included in liabilities of discontinued operations are as follows:

(In thousands)	August 25, 2019	May 26, 2019
Other current liabilities, discontinued operations:
Accounts payable	$—	$51
Accrued expenses and other current liabilities	—	14
Total other current liabilities, discontinued operations	$—	$65
After the Now Planting business was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive (Loss) Income and the notes to the consolidated financial statements have been adjusted to exclude the Now Planting business for the three months ended August 26, 2018. Components of amounts reflected in loss from discontinued operations, net of tax are as follows:

	Three Months Ended
(In thousands)	August 25, 2019	August 26, 2018
Revenues	$—	$—
Cost of sales	—	—
Research and development	—	(42)
Selling, general and administrative	—	(148)
Loss from discontinued operations, before taxes	—	(190)
Income tax benefit	—	45
Loss from discontinued operations, net of tax	$—	$(145)
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this Form 10-Q and those mentioned in Landec’s Annual Report on Form 10-K for the fiscal year ended May 26, 2019. Landec undertakes no obligation to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the fiscal year ended May 26, 2019. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2019.

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
Curation Foods
Curation Foods serves as the corporate umbrella for a portfolio of four natural food brands, including the Company’s flagship brand Eat Smart® as well as its three emerging natural foods brands, O Olive Oil & Vinegar® ("O") products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products that were acquired by the Company through the acquisition of Yucatan Foods, L.P.
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
Expanded Product Line Using Technology and Unique Blends: Curation Foods is introducing new salads and packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Curation Foods introduced nineteen new unique products.
Products Currently in Approximately 68% of North American Retail Grocery Stores: Curation Foods' packaged fresh vegetables business has products in approximately 68% of all North American retail grocery stores. This gives Curation Foods the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique packaged fresh vegetable products within those customers.
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
O Olive Oils & Vinegars (O)
The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in conventional grocery and mass retail stores, primarily in the United States and Canada.
Yucatan and Cabo Fresh
The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods, founded in 1991, is based in Los Angeles, California. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business adds another double-digit growth platform, a lower-cost infrastructure in Mexico and higher margin product offerings that generally exhibit less sourcing volatility.
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

(In thousands, except percentages)	Three Months Ended		Change
	August 25, 2019	August 26, 2018	Amount	%
Curation Foods	$126,673	$112,051	$14,622	13%
Lifecore	12,041	12,617	(576)	(5)%
Total Revenues	$138,714	$124,668	$14,046	11%
Curation Foods
The increase in Curation Foods' revenues for the three months ended August 25, 2019, compared to the same period last year, was primarily due to the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed $16.2 million in revenues and from a $2.2 million increase in salad revenues. These increases were partially offset by a $3.2 million decrease in green bean revenues due to weather-related events that resulted in yields of 35% to 50% of normal and from a $1.4 million decrease in packaged vegetables in bags and trays revenues.
Lifecore
The decrease in Lifecore’s revenues for the three months ended August 25, 2019, compared to the same period last year, was due to a $2.3 million decrease in fermentation revenue as a result of the timing of shipments partially offset by a $1.8 million increase in development services revenues primarily due to increased activity with existing customers.
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

(In thousands, except percentages)	Three Months Ended		Change
	August 25, 2019	August 26, 2018	Amount	%
Curation Foods	$12,822	$13,370	$(548)	(4)%
Lifecore	2,514	2,967	(453)	(15)%
Total Gross Profit	$15,336	$16,337	$(1,001)	(6)%

Curation Foods
The decrease in gross profit for the Curation Foods business for the three months ended August 25, 2019, compared to the same period last year, was primarily due to unfavorable product mix.
Lifecore
The decrease in gross profit for the Lifecore business for the three months ended August 25, 2019, compared to the same period last year, was primarily due to the timing of shipments partially offset by gross profit from increased development services revenues.
Operating Expenses:
Research and Development (R&D):
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

(In thousands, except percentages)	Three Months Ended		Change
	August 25, 2019	August 26, 2018	Amount	%
Curation Foods	$1,324	$1,315	$9	1%
Lifecore	1,451	1,205	246	20%
Other	46	271	(225)	(83)%
Total R&D	$2,821	$2,791	$30	1%
The R&D expenses were flat for the three months ended August 25, 2019, compared to the same period last year, primarily due to higher salary and benefit expenses at Lifecore partially offset by decreases at our Other segment from fewer product development activities for our new ventures.
Selling, General, and Administrative (SG&A):
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands, except percentages)	Three Months Ended		Change
	August 25, 2019	August 26, 2018	Amount	%
Curation Foods	$11,484	$8,909	$2,575	29%
Lifecore	1,947	1,598	349	22%
Other	3,464	3,296	168	5%
Total SG&A	$16,895	$13,803	$3,092	22%
The increase in SG&A expenses for the three months ended August 25, 2019, compared to the same period last year, was due to: (1) a $2.6 million increase in our Curation Foods business primarily due to $2.1 million of SG&A at Yucatan Foods and a $0.5 million increase in the Eat Smart line of products due primarily to an increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, (2) a $0.3 million increase in our Lifecore business from higher salary and benefit expenses, and (3) a $0.2 million increase at our Other segment from higher salary and benefit expenses.

Other:

(In thousands, except percentages)	Three Months Ended		Change
	August 25, 2019	August 26, 2018	Amount	%
Dividend Income	$281	$413	$(132)	(32)%
Interest Income	$25	$46	$(21)	(46)%
Interest Expense	$(2,075)	$(758)	$(1,317)	174%
Other Income	$—	$1,000	$(1,000)	(100)%
Income Tax Benefit (Expense)	$1,365	$(64)	$1,429	(2,233)%
Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A and $7.0 million Senior B preferred stock investment in Windset, which yields a cash dividend of 7.5% annually. The decrease in dividend income for the three months ended August 25, 2019 compared to the same period last year was due to the sale of its $7.0 million Senior B preferred stock to Windset in the fourth quarter of fiscal year 2019.
Interest Income
The decrease in interest income for the three months ended August 25, 2019, compared to the same period last year, was not significant.
Interest Expense
The increase in interest expense for the three months ended August 25, 2019, compared to the same period last year, was primarily due to the additional borrowings to fund the acquisition of Yucatan Foods in the third quarter of fiscal 2019 as well as the Company’s line of credit balance increasing from $39.0 million as of August 26, 2018 to $70.6 million as of August 25, 2019 primarily to fund new equipment purchases during the last twelve months.
Other Income
The decrease in other income for the three months ended August 25, 2019 was a result of the change in the fair value of the Company’s investment in Windset, which was unchanged for the three months ended August 25, 2019 compared to an increase of $1.0 million for the three months ended August 26, 2018.
Income Taxes
The change in income tax during the three months ended August 25, 2019, compared to the same period last year, was due to the income tax benefit from pre-tax loss for the three months ended August 25, 2019 compared to the income tax expense from pre-tax income for three months ended August 26, 2018.
Liquidity and Capital Resources
As of August 25, 2019, the Company had cash and cash equivalents of $2.0 million, a net increase of $0.9 million from $1.1 million as of May 26, 2019.
Cash Flow from Operating Activities
The Company used $5.4 million of net cash in operating activities during the three months ended August 25, 2019, compared to $2.2 million of net cash provided by operating activities for the three months ended August 26, 2018. The primary uses of net cash in operating activities during the three months ended August 25, 2019 were from (1) a $4.8 million net loss, (2) a $1.4 million reduction in deferred taxes, and (3) a net increase of $4.2 million in working capital. These uses of cash were offset by $5.0 million of depreciation/amortization and stock based compensation expense.

The primary factors for the increase in working capital during the three months ended August 25, 2019, were (1) a $6.1 million decrease in accounts payable due primarily to the timing of payments, (2) a $3.3 million decrease in accrued compensation primarily related to fiscal year 2019 earned bonuses being paid during the first quarter of fiscal year 2020, and (3) a $1.2 million increase in prepaid expenses and other current assets primarily due to the timing of payments for prepaid insurance renewal policies and service agreements. These increases in working capital were partially offset by an $8.2 million decrease in accounts receivable due to the timing of customer payment receipts.
Cash Flow from Investing Activities
Net cash used in investing activities during the three months ended August 25, 2019 was $9.7 million compared to $14.4 million for the same period last year. The use of cash in investing activities during the first three months of fiscal year 2020 was primarily due to the purchase of $10.0 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash provided by financing activities during the three months ended August 25, 2019 was $16.0 million compared to $10.7 million for the same period last year. The net cash provided by financing activities during the three months of fiscal year 2020 was primarily due to an $18.6 million increase in the Company’s line of credit, primarily to fund $10.0 million of equipment purchases and to pay down long-term debt by $2.5 million.
Capital Expenditures
During the three months ended August 25, 2019, Landec purchased equipment to support the growth of the Curation Foods and Lifecore businesses. These expenditures represented the majority of the $10.0 million of capital expenditures in the period.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 26, 2019 filed with the Securities and Exchange Commission on August 1, 2019.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of August 25, 2019, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended August 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies.
Item 1A.    Risk Factors
There have been no material changes from the Company's risk factors which are included and described in the Form 10-K for the fiscal year ended May 26, 2019 filed with the Securities and Exchange Commission on August 1, 2019.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares repurchased by the Company during the fiscal quarter ended on August 25, 2019.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
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
Date:    October 3, 2019