Form 10-Q
period 2019-11-24
LANDEC CORP \CA\
filed 2020-01-02
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 24, 2019, or

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
Registrant's telephone number, including area code:
(650) 306-1650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LNDC	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X
As of December 27, 2019, there were 29,162,983 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended November 24, 2019

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 24, 2019	May 26, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,594	$1,080
Accounts receivable, less allowance for doubtful accounts	69,962	69,565
Inventories	58,563	54,132
Prepaid expenses and other current assets	10,061	8,264
Total Current Assets	140,180	133,041

Investment in non-public company, fair value	61,300	61,100
Property and equipment, net	204,687	200,027
Operating leases	29,779	—
Goodwill	77,246	76,742
Trademarks/tradenames, net	29,928	29,928
Customer relationships, net	14,294	15,319
Other assets	2,583	2,934
Total Assets	$559,997	$519,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,145	$53,973
Accrued compensation	8,700	10,687
Other accrued liabilities	10,702	10,001
Current portion of lease liabilities	3,980	75
Deferred revenue	611	499
Line of credit	61,500	52,000
Current portion of long-term debt, net	11,723	9,791
Other current liabilities, discontinued operations	—	65
Total Current Liabilities	144,361	137,091

Long-term debt, net	107,470	87,193
Long-term lease liabilities	30,795	3,532
Deferred taxes, net	17,047	19,393
Other non-current liabilities	1,248	1,738
Total Liabilities	300,921	248,947

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,163 and 29,102 shares issued and outstanding at November 24, 2019 and May 26, 2019, respectively	29	29
Additional paid-in capital	161,556	160,341
Retained earnings	97,912	109,710
Accumulated other comprehensive (loss) income	(421)	64
Total Stockholders’ Equity	259,076	270,144
Total Liabilities and Stockholders’ Equity	$559,997	$519,091
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Product sales	$142,593	$124,557	$281,307	$249,225
Cost of product sales	127,079	107,672	250,457	216,003
Gross profit	15,514	16,885	30,850	33,222
Operating costs and expenses:
Research and development	2,822	2,475	5,643	5,266
Selling, general and administrative	18,728	14,400	35,623	28,203
Total operating costs and expenses	21,550	16,875	41,266	33,469
Operating (loss) income	(6,036)	10	(10,416)	(247)

Dividend income	281	412	562	825
Interest income	25	33	50	79
Interest expense	(2,169)	(746)	(4,244)	(1,504)
Other income	200	600	200	1,600
Other expense	(206)	—	(206)	—
Net (loss) income from continuing operations before tax	(7,905)	309	(14,054)	753
Income tax benefit (expense)	1,165	(422)	2,530	(532)
Net (loss) income from continuing operations	$(6,740)	$(113)	$(11,524)	$221

Discontinued operations:
Loss from discontinued operations	$—	$(616)	$—	$(806)
Income tax benefit	—	145	—	190
Loss from discontinued operations, net of tax	—	(471)	—	(616)
Net loss applicable to common stockholders	$(6,740)	$(584)	$(11,524)	$(395)

Basic net loss per share:
(Loss) income from continuing operations	$(0.23)	$0.00	$(0.40)	$0.01
Loss from discontinued operations	—	(0.02)	—	(0.02)
Total basic net loss per share	$(0.23)	$(0.02)	$(0.40)	$(0.01)

Diluted net loss per share:
(Loss) income from continuing operations	$(0.23)	$0.00	$(0.40)	$0.01
Loss from discontinued operations	—	(0.02)	—	(0.02)
Total diluted net loss per share	$(0.23)	$(0.02)	$(0.40)	$(0.01)

Shares used in per share computation
Basic	29,155	27,764	29,147	27,751
Diluted	29,155	27,764	29,147	27,751

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on interest rate swaps (net of tax effect of $(39), $(23), $226 and $4)	$127	$76	$(485)	$(13)
Other comprehensive income (loss), net of tax	127	76	(485)	(13)
Total comprehensive loss	$(6,613)	$(508)	$(12,009)	$(408)
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Six Months Ended November 24, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	$29	$160,814	$104,652	$(548)	$264,947
Issuance of stock under stock plans	17	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	787	—	—	787
Net loss	—	—	—	(6,740)	—	(6,740)
Other comprehensive income, net of tax	—	—	—	—	127	127
Balance at November 24, 2019	29,163	$29	$161,556	$97,912	$(421)	$259,076

Three and Six Months Ended November 25, 2018
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of stock under stock plans	47	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	728	—	—	728
Net income	—	—	—	190	—	190
Other comprehensive loss, net of tax	—	—	—	—	(89)	(89)
Balance at August 26, 2018	27,749	$28	$142,805	$109,489	$1,059	$253,381
Issuance of stock under stock plans	36	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	938	—	—	938
Net loss	—	—	—	(585)	—	(585)
Other comprehensive income, net of tax	—	—	—	—	76	76
Balance at November 25, 2018	27,785	$28	$143,506	$108,904	$1,135	$253,573
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 24, 2019	November 25, 2018
Cash flows from operating activities:
Consolidated net loss	$(11,524)	$(395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	9,030	6,458
Stock-based compensation expense	1,315	1,666
Deferred taxes	(2,624)	226
Change in investment in non-public company, fair value	(200)	(1,600)
Change in contingent consideration liability	(500)	(900)
Net (gain) loss on disposal of property and equipment	(15)	1
Pacific Harvest note receivable reserve	1,202	—
Impairment of assets	406	—
Other, net	206	—
Changes in current assets and current liabilities:
Accounts receivable, net	(397)	975
Inventories	(4,431)	191
Prepaid expenses and other current assets	(554)	2,267
Accounts payable	(6,105)	(1,381)
Accrued compensation	(1,988)	(3,322)
Other accrued liabilities	1,145	1,575
Deferred revenue	112	(958)
Net cash (used in) provided by operating activities	(14,922)	4,803

Cash flows from investing activities:
Purchases of property and equipment	(16,029)	(18,588)
Proceeds from collections of notes receivable	364	195
Proceeds from sales of fixed assets	29	3
Net cash used in investing activities	(15,636)	(18,390)

Cash flows from financing activities:
Proceeds from sale of common stock	30	—
Taxes paid by Company for employee stock plans	(130)	(247)
Proceeds from debt	27,500	—
Payments on long-term debt	(5,062)	(2,543)
Proceeds from lines of credit	62,900	15,000
Payments on lines of credit	(53,400)	—
Payments for debt issuance costs	(766)	—
Net cash provided by financing activities	31,072	12,210
Net increase (decrease) in cash, cash equivalents and restricted cash	514	(1,377)
Cash, cash equivalents and restricted cash, beginning of period	1,465	3,216
Cash, cash equivalents and restricted cash, end of period	$1,979	$1,839

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment on trade vendor credit	$3,174	$1,319
Pacific Harvest note receivable reserve	$1,202	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 24, 2019 and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
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
In May 2019, the Company discontinued the Now Planting business. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") for the three and six months ended November 25, 2018.
The results of operations for the six months ended November 24, 2019 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.

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

(In thousands)	November 24, 2019	May 26, 2019	November 25, 2018	May 27, 2018
Cash and cash equivalents	$1,594	$1,080	$1,514	$2,899
Restricted cash	385	385	325	325
Cash, discontinued operations	—	—	—	(8)
Cash, cash equivalents and restricted cash	$1,979	$1,465	$1,839	$3,216
Restricted Cash
The Company was required to maintain $0.4 million of restricted cash at November 24, 2019 and May 26, 2019 related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	November 24, 2019	May 26, 2019
Raw materials	$27,271	$23,195
Work in progress	4,405	4,189
Finished goods	26,887	26,748
Total	$58,563	$54,132
If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Related Party Transactions
The Company sells products to and earns license fees from Windset Holdings 2010 Ltd. (“Windset”). During the three months ended November 24, 2019 and November 25, 2018, the Company recognized revenues of $0.1 million and $0.1 million, respectively. During the six months ended November 24, 2019 and November 25, 2018, the Company recognized revenues of $0.2 million and $0.2 million, respectively. These amounts have been included in Product sales in the accompanying Consolidated Statements of Comprehensive Loss. The related receivable balances of $0.1 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of November 24, 2019 and May 26, 2019, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.2 million and $0.4 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of November 24, 2019 and $0.1 million and $0.2 million, respectively, as of May 26, 2019. The Company records its term debt issuance costs as a contra-liability, and as such, $0.3 million and $0.5 million was recorded as Current portion of long-term debt, and Long-term debt net in the accompanying Consolidated Balance Sheets, respectively, as of November 24, 2019 and $0.2 million and $0.3 million, respectively, as of May 26, 2019.
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

(In thousands)	AOCI
Accumulated OCI, net, as of May 26, 2019	$64
Unrealized losses on interest rate swap contracts, net of tax effect	(485)
Accumulated OCI, net, as of November 24, 2019	$(421)
The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 24, 2019 and May 26, 2019. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.
Assets Held for Sale
In June 2019, the Company designated the Santa Maria, California office as the Curation Foods headquarters, and decided to close and put up for sale the Curation Foods office in San Rafael, California. In the first quarter of fiscal year 2020, the San Rafael property has been designated as held for sale and the net carrying value of $2.8 million was reclassified from Property and equipment, net to Other current assets within the Consolidated Balance Sheet. The Company recognized a $0.4 million impairment loss during the three and six months ended November 24, 2019, which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive Loss. The net carrying value of $2.4 million is presented as Other current assets within the Consolidated Balance Sheet as of November 24, 2019.
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
Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of November 24, 2019 and May 26, 2019. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups!™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. During the three and six months ended November 24, 2019, the Company recognized $0.6 million and $3.0 million, respectively, of business interruption insurance recoveries. Amounts received on insurance recoveries related to business interruption are recorded as a reduction to “Cost of sales” and are classified as operating cash flows.
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
As of November 24, 2019 and May 26, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset and its contingent consideration liability from the acquisition of O.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
The fair value of the Company’s contingent consideration liability from the acquisition of O utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition is considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. During the three months ended November 24, 2019 the Company estimated that no earn out would be earned under the agreement and therefore reversed the remaining $0.5 million of contingent liability which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive Loss.

In determining the fair value of the Company’s contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 24, 2019	At May 26, 2019
Cost of debt	5.1% to 5.5%	5.1% to 5.5%
Market price of risk adjustment	14%	14%
EBITDA volatility	28%	28%
The fair value of our contingent consideration liability is not considered sensitive to change in forecasts. A 10% increase in EBITDA forecast would have an immaterial impact on the value of the contingent consideration liability as of November 24, 2019.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three and six months ended November 24, 2019 was due to the Company's 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At November 24, 2019	At May 26, 2019
Revenue growth rates	6% to 7%	6%
Expense growth rates	5% to 7%	6%
Income tax rates	15%	15%
Discount rates	12%	12%
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

(In thousands)	Impact on value of investment in Windset as of November 24, 2019
10% increase in revenue growth rates	$5,400
10% increase in expense growth rates	$(4,200)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(3,600)
Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(In thousands)	Fair Value at November 24, 2019			Fair Value at May 26, 2019
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$161	$—	$—	$644	$—
Investment in non-public company	—	—	61,300	—	—	61,100
Total assets	$—	$161	$61,300	$—	$644	$61,100
Liabilities:
Interest rate swap contracts	$—	$710	$—	$—	$482	$—
Contingent consideration liability	—	—	—	—	—	500
Total liabilities	$—	$710	$—	$—	$482	$500
The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the six months ended November 24, 2019:

(In thousands)	Windset Investment	Contingent Consideration Liability
Balance as of May 26, 2019	$61,100	$500
Fair value change	200	(500)
Balance as of November 24, 2019	$61,300	$—
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

The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines:

(In thousands)	Three Months Ended		Six Months Ended
Curation Foods:	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Salads	$48,156	$41,950	$99,417	$91,030
Core vegetables	56,286	64,492	113,634	126,242
Emerging brands	15,309	2,669	33,373	3,890
Total	$119,751	$109,111	$246,424	$221,162

	Three Months Ended		Six Months Ended
Lifecore:	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Aseptic	$9,753	$8,128	$15,440	$13,894
Fermentation	5,031	1,915	5,769	4,985
Development services	8,058	5,403	13,674	9,184
Total	$22,842	$15,446	$34,883	$28,063
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of November 24, 2019 and May 26, 2019 were $8.8 million and $5.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of November 24, 2019 and May 26, 2019 were $0.3 million and $0.2 million, respectively. Revenue recognized during the three and six months ended November 24, 2019 that was included in the contract liability balance at the beginning of fiscal year 2020 were $0.1 million and $0.2 million, respectively.
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
Unfair Labor Practices
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
The ULP claims were settled in fiscal year 2017 for $0.3 million. Curation Foods was responsible for half of this settlement, or $0.2 million. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Curation Foods' Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017 and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of November 24, 2019, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the second quarter of fiscal 2020, the Company's quarterly review for collectability concluded that a receivable reserve of $1.2 million would be recorded. This was due to delinquency in the payment schedule that changed the Company's conclusion.
Compliance Matters
As previously disclosed, on December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico.  The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation.  The Company is cooperating in the government investigations.  The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of all or a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. With these indemnification rights, we do not believe that the effects of these compliance matters will have a material impact on the financial statements. However, at this stage, the ultimate outcome of these or any other investigations or potential claims that may arise from the matters under investigation is uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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
Upon adoption of ASU 2016-02, the Company recorded a transitional adjustment of $0.3 million to opening retained earnings to write off the difference in deferred rent balances from prior periods for operating leases with non-level rent. The difference arises from recalculation of deferred rent after applying updated lease terms as a result of applying hindsight. Additionally, the adoption of the standard had a significant impact in the condensed consolidated balance sheet where at the time of the adoption at the beginning of fiscal year 2020, the Company recorded $31.1 million of operating lease liabilities, along with $30.0 million of operating lease right-of-use assets.
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

Yucatan Foods, founded in 1991, with its headquarters in Los Angeles, California, produces and sells guacamole and other avocado products under its Yucatan and Cabo Fresh brands primarily in the U.S. and Canada. Yucatan Foods' production facility is located in Guanajuato, Mexico, very near where avocados are grown. Landec acquired Yucatan Foods to grow, strengthen, and stabilize its position in the natural foods market and to improve Curation Foods' margins over time.

Upon acquisition, Yucatan Foods became a wholly-owned subsidiary of Curation Foods. The Acquisition Date fair value of the consideration paid consisted of the following:

(In thousands)
Cash consideration	$59,898
Stock consideration	15,068
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values of the assets acquired and the liabilities assumed were determined through established and generally accepted valuation techniques and were subject to change during the measurement period as valuations were finalized. During the fourth quarter of fiscal 2019, the Company recorded measurement period adjustments to deferred income taxes of $1.7 million and indemnification provisions for environmental related items of $0.7 million, resulting in an increase to goodwill of $1.0 million. During the second quarter of fiscal 2020, the Company recorded measurement period adjustments to deferred income taxes of $0.5 million, resulting in an increase to goodwill of $0.5 million. During the second quarter of fiscal 2020, the Company completed the acquisition accounting for the Yucatan Foods acquisition. The following is a summary of the amounts recognized in accounting for the Yucatan Foods acquisition:

(In thousands)
Cash and cash equivalents	$26
Accounts receivable	6,310
Inventories	11,384
Prepaid expenses and other current assets	1,573
Other assets	102
Property and equipment	14,083
Trademarks/tradenames	15,900
Customer relationships	11,000
Accounts payable	(4,507)
Other accrued liabilities	(1,873)
Deferred tax liabilities	(1,767)
Net identifiable assets acquired	52,231
Goodwill	22,735
Total fair value purchase consideration	$74,966

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

Goodwill
The goodwill recognized from the Yucatan Foods acquisition is primarily attributable to Yucatan Foods' long history and expected synergies from future growth and expansion of our Curation Foods business segment. Approximately 80% of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or sooner if indicators of impairment are present.

O Acquisition
On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million based upon O achieving certain EBITDA targets. All accounting for this acquisition is final.
The potential earn out payment of up to $7.5 million is based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. At the end of each fiscal year, beginning in fiscal year 2018, the former owners of O will earn the equivalent of the EBITDA achieved by O for that fiscal year up to $4.6 million over the three year period. The former owners can then earn an additional $2.9 million on a dollar for dollar basis for exceeding $6.0 million of cumulative EBITDA over the three year period. Each quarter the Company performs an analysis of O’s projected EBITDA over the earnout period. Based on this analysis, the Company records a contingent consideration liability, included in Other accrued liabilities or Other non-current liabilities.
During the three months ended November 24, 2019 the Company estimated that no earn out would be earned under the agreement and therefore reversed the remaining $0.5 million of contingent liability and thus as of November 24, 2019, the Company did not record a contingent consideration liability. As of May 26, 2019, the contingent consideration liability was $0.5 million, representing the present value of the expected earn out payments.

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
During the three months ended November 24, 2019 and November 25, 2018, the Company recorded $0.3 million and $0.4 million, respectively, in dividend income. During the six months ended November 24, 2019 and November 25, 2018, the Company recorded $0.6 million and $0.8 million, respectively, in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended November 24, 2019 and November 25, 2018 was $0.2 million and $0.6 million, respectively. The increase in the fair market value of the Company’s investment in Windset for the six months ended November 24, 2019 and November 25, 2018 was $0.2 million and $1.6 million, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Loss.
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
During the three months ended November 24, 2019, the Company granted 60,000 options to purchase shares of common stock and awarded 165,000 RSUs. During the six months ended November 24, 2019, the Company granted 60,000 options to purchase shares of common stock and awarded 252,000 RSUs.
As of November 24, 2019, the Company has reserved 3.9 million shares of Common Stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.

The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six Months Ended
(In thousands)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Cost of sales	$82	$117	$56	$218
Research and development	48	30	78	55
Selling, general and administrative	657	791	1,181	1,393
Total stock-based compensation	$787	$938	$1,315	$1,666
As of November 24, 2019, there was $5.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.83 years for stock options and 2.03 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the six months ended November 24, 2019, the Company did not repurchase any of its outstanding common stock.
5.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Numerator:
Net loss applicable to Common Stockholders	$(6,740)	$(584)	$(11,524)	$(395)
Denominator:
Weighted average shares for basic net loss per share	29,155	27,764	29,147	27,751
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,155	27,764	29,147	27,751

Diluted net loss per share	$(0.23)	$(0.02)	$(0.40)	$(0.01)

Due to the Company’s net loss for the three and six months ended November 24, 2019, the net loss per share includes only weighted average shares outstanding and thus excludes 0.2 million and 0.1 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for this period. Due to the Company’s net loss for the three and six months ended November 25, 2018, the net loss per share includes only weighted average shares outstanding and thus excludes 0.3 million and 0.3 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for these periods.

For the three and six months ended November 24, 2019, the computation of the diluted net loss per share excludes the impact of options to purchase 2.3 million and 2.5 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods. For the three and six months ended November 25, 2018, the computation of the diluted net loss per share excludes the impact of options to purchase 1.5 million and 1.4 million shares of Common Stock, respectively, as such impacts would be antidilutive for these period.

6.    Income Taxes
The provision for income taxes for the six months ended November 24, 2019 and November 25, 2018 was a benefit of $2.5 million and an expense of $0.3 million, respectively. The effective tax rate for the six months ended November 24, 2019 and November 25, 2018 was 18% and 25%, respectively. The effective tax rate for the six months ended November 24, 2019 was lower than the statutory federal income tax rate of 21% primarily due to the impact of state taxes and stock-based compensation, partially offset by federal & state R&D Credits.
As of November 24, 2019 and May 26, 2019, the Company had unrecognized tax benefits of $0.7 million and $0.6 million, respectively. Included in the balance of unrecognized tax benefits as of November 24, 2019 and May 26, 2019 is $0.6 million and $0.5 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 24, 2019 and May 26, 2019.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2016 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.
7.    Debt
Long-term debt, net consists of the following:

(In thousands)	November 24, 2019	May 26, 2019
Term loan	$120,000	$97,500
Total principal amount of long-term debt	120,000	97,500
Less: unamortized debt issuance costs	(807)	(516)
Total long-term debt, net of unamortized debt issuance costs	119,193	96,984
Less: current portion of long-term debt, net	(11,723)	(9,791)
Long-term debt, net	$107,470	$87,193

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
On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement (the "Amendment"), which increased the Term Loan to $120.0 million and decreased the revolver to $100.0 million. Both the Revolver and the Term Loan mature on October 25, 2022, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity.
Interest on both the Revolver and the Term Loan continues to be based upon the Company’s leverage ratio (generally defined as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date), at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 2.50% or (ii) the Eurodollar rate plus a spread of between 1.25% and 3.50%. The amended agreement increased the leverage ratio covenant to 5.00 to 1.00 from 4.50 to 1.00 for the remainder of fiscal year 2020. The leverage ratio decreases by 25 basis points each subsequent quarter thereafter, beginning in the first quarter of fiscal year 2021, until it reaches 3.50 for the second quarter of fiscal year 2022 and remains fixed through maturity.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.

The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. The Company was in compliance with all financial covenants as of November 24, 2019.
As of November 24, 2019, $61.5 million was outstanding on the Revolver, at an interest rate of 5.04% under the Eurodollar option.
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
The Company leases property and equipment under finance leases. Gross assets recorded under finance leases, included in “Property and equipment, net,” were $3.8 million as of both November 24, 2019 and May 26, 2019. Accumulated amortization associated with finance leases was $0.4 million as of both November 24, 2019 and May 26, 2019.
The components of lease cost were as follows:

(In thousands, except term and discount rate)	Three Months Ended	Six Months Ended
	November 24, 2019	November 24, 2019
Finance lease cost:
Amortization of leased assets	$29	$57
Interest on lease liabilities	90	180
Operating lease cost	1,568	3,161
Variable lease cost and other	532	697
Total lease cost	$2,219	$4,095

Weighted-average remaining lease term:
Operating leases		13.11
Finance leases		3.10
Weighted-average discount rate:
Operating leases		5.27%
Finance leases		9.99%

Our leases have original lease periods ending between 2019 and 2040. The Company's maturity analysis of operating and finance lease liabilities as of November 24, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$2,927	$246	$3,173
2021	4,795	455	5,250
2022	4,283	466	4,749
2023	3,612	3,497	7,109
2024	2,946	9	2,955
Thereafter	26,433	2	26,435
Total lease payments	44,996	4,675	49,671
Less: interest	(13,845)	(1,051)	(14,896)
Present value of lease liabilities	31,151	3,624	34,775
Less: current obligation of lease liabilities	(3,859)	(121)	(3,980)
Total long-term lease liabilities	$27,292	$3,503	$30,795

The future minimum annual lease payments required under the Company’s existing operating lease agreements as of May 26, 2019 prior to the adoption of ASC 842 were as follows:

(In thousands)	Operating Leases
Fiscal year 2020	$5,056
Fiscal year 2021	4,044
Fiscal year 2022	3,589
Fiscal year 2023	3,350
Fiscal year 2024	3,047
Thereafter	9,335
Total	$28,421

Rent expense for operating leases, including month to month arrangements was $7.3 million and $6.1 million and for the fiscal years 2019 and 2018, respectively.

The future minimum annual lease payments required under the Company’s existing capital lease agreements as of May 26, 2019 prior to the adoption of ASC 842 were as follows:

(In thousands)	Capital Leases
Fiscal year 2020	$486
Fiscal year 2021	489
Fiscal year 2022	460
Fiscal year 2023	3,490
Fiscal year 2024	—
Thereafter	—
Total minimum lease payment	4,925
Less: amounts representing interest and taxes	(1,291)
Total	3,634
Less: current portion included in other accrued liabilities	(102)
Long-term capital lease obligation	$3,532
Supplemental cash flow information related to leases are as follows:

Six Months Ended
(In thousands)	November 24, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,662
Operating cash flows from finance leases	180
Financing cash flows from finance leases	62
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,226
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
The Other segment includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest expense, interest income and income tax expenses.

All of the Company's assets are located within the United States of America except for the production facility in Mexico, which was acquired by the Company as a result of the Yucatan Foods acquisition.
The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Canada	$18.4	$20.3	$39.1	$40.2
Belgium	3.1	0.5	3.1	2.5
Ireland	1.1	1.2	2.5	2.3
All Other Countries	2.0	1.2	3.4	2.0

Operations by business segment consisted of the following:

(In thousands)	Curation Foods(1)	Lifecore	Other	Total
Three Months Ended November 24, 2019
Net sales	$119,751	$22,842	$—	$142,593
Gross profit	6,890	8,624	—	15,514
Net (loss) income from continuing operations	(8,348)	3,459	(1,851)	(6,740)
Depreciation and amortization	3,143	1,248	23	4,414
Dividend income	281	—	—	281
Interest income	11	—	14	25
Interest expense	1,375	—	794	2,169
Income tax (benefit) expense	(1,723)	919	(361)	(1,165)

Six Months Ended November 24, 2019
Net sales	$246,424	$34,883	$—	$281,307
Gross profit	19,712	11,138	—	30,850
Net (loss) income from continuing operations	(10,519)	2,064	(3,069)	(11,524)
Depreciation and amortization	6,348	2,433	46	8,827
Dividend income	562	—	—	562
Interest income	31	—	19	50
Interest expense	2,751	—	1,493	4,244
Income tax (benefit) expense	(2,309)	454	(675)	(2,530)

Three Months Ended November 25, 2018(2)
Net sales	$109,111	$15,446	$—	$124,557
Gross profit	11,207	5,678	—	16,885
Net income (loss) from continuing operations	53	1,298	(1,464)	(113)
Depreciation and amortization	2,194	978	141	3,313
Dividend income	412	—	—	412
Interest income	30	—	3	33
Interest expense	276	—	470	746
Income tax expense (benefit)	95	432	(105)	422

Six Months Ended November 25, 2018(2)
Net sales	$221,162	$28,063	$—	$249,225
Gross profit	24,577	8,645	—	33,222
Net income (loss) from continuing operations	1,965	751	(2,495)	221
Depreciation and amortization	4,234	1,954	270	6,458
Dividend income	825	—	—	825
Interest income	61	—	18	79
Interest expense	863	—	641	1,504
Income tax expense (benefit)	802	250	(520)	532

(1)
During the third quarter of fiscal 2019, the Company started consolidating Yucatan Foods whose results are included in the Company's operating results starting from December 1, 2018. See Note 2 - Acquisition for more details of this transaction.

(2)
The Curation Foods' segment operating results for the three and six months ended November 25, 2018 have been restated to reflect the reclassification of the Now Planting brand to discontinued operations.

During the six months ended November 24, 2019 and November 25, 2018, sales to the Company’s top five customers accounted for 44% and 45% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-Mart Stores, Inc., from the Curation Foods segment, accounted for 13% and 18%, respectively, of revenues for the six months ended November 24, 2019, and 17% and 16%, respectively, for the six months ended November 25, 2018.

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
The carrying amounts of the major classes of liabilities of the Now Planting business included in liabilities of discontinued operations are as follows:

(In thousands)	November 24, 2019	May 26, 2019
Other current liabilities, discontinued operations:
Accounts payable	$—	$51
Accrued expenses and other current liabilities	—	14
Total other current liabilities, discontinued operations	$—	$65
After the Now Planting business was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive Loss and the notes to the consolidated financial statements have been adjusted to exclude the Now Planting business for the three and six months ended November 25, 2018. Components of amounts reflected in loss from discontinued operations, net of tax are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Revenues	$—	$355	$—	$355
Cost of sales	—	(647)	—	(647)
Research and development	—	(58)	—	(100)
Selling, general and administrative	—	(266)	—	(414)
Loss from discontinued operations, before taxes	—	(616)	—	(806)
Income tax benefit	—	145	—	190
Loss from discontinued operations, net of tax	$—	$(471)	$—	$(616)

11. Subsequent Events

Restructuring

On January 2, 2020, the Company announced a restructuring plan to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces, and the sale of non-strategic assets.

The Company will close its leased Santa Clara, California office and its leased Los Angeles, California office. The Company estimates that over the third and fourth quarter of fiscal year 2020 the total amount of pre-tax restructuring and related expense will be approximately $1.2 to $1.5 million for employee and severance related expenses and approximately $0.4 to $0.6 million for lease exit costs.

The Company plans to sell its salad dressing plant in Ontario, California. The Company designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale after the balance sheet date. The Ontario assets, included as construction in process within property and equipment, net, has been designated as held for use within the Consolidated Balance Sheets as of November 24, 2019, as no finalized plan for disposition existed at the balance sheet date. The disposal is expected to occur by the end of fiscal year 2020, and at this time the Company is not able to estimate the range of any gains or losses this transaction may have to the Company's financial statements. The net carrying value of the designated fixed assets as of November 24, 2019 is $13.0 million.

San Rafael

On December 24, 2019 the Company closed escrow on the San Rafael property held for sale. The Company received cash proceeds of $2.4 million in connection with the sale. The disposal did not have a material impact to the Company’s financial statements.

Derivative Instruments

On December 2, 2019, the Company entered into an interest rate swap contract (the “2019 Swap”) with BMO at a notional amount of $110 million. The 2019 Swap has the effect of changing the Company’s Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.53%.
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
The Company
Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There continues to be a dramatic shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Curation Foods, Inc. ("Curation Foods") business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.
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

Nationwide Processing and Distribution: Curation Foods has strategically invested in its salads and fresh-cut vegetables business. Curation Foods’ largest processing plant is in Guadalupe, California, and is automated with state-of-the-art vegetable processing equipment in one of the lower cost, growing regions in California, the Santa Maria Valley. Curation Foods also has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of all of its packaged salads and vegetable products in order to meet the next-day delivery needs of customers.
Expanded Product Line Using Technology and Unique Blends: Curation Foods is introducing new salads and packaged vegetable products each year, and many of these products use our BreatheWay packaging technology to extend shelf-life. These new product offerings range from various sizes of fresh-cut bagged products, to vegetable trays, to whole produce, to vegetable salads and to snack packs. During the last twelve months, Curation Foods introduced six new unique products.
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
Other
Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income, interest expense, and income tax expenses.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 24, 2019	November 25, 2018	Amount	%	November 24, 2019	November 25, 2018	Amount	%
Curation Foods	$119,751	$109,111	$10,640	10%	$246,424	$221,162	$25,262	11%
Lifecore	22,842	15,446	7,396	48%	34,883	28,063	6,820	24%
Total Revenues	$142,593	$124,557	$18,036	14%	$281,307	$249,225	$32,082	13%
Curation Foods
The increase in Curation Foods' revenues for the three months ended November 24, 2019, compared to the same period last year, was primarily due to the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed $14.0 million in revenues and from a $6.2 million increase in salad revenues. These increases were partially offset by a $7.9 million decrease in packaged vegetables in bags and trays revenues and a $2.0 million decrease in green bean revenues due to weather-related events that resulted in lower yields.
The increase in Curation Foods' revenues for the six months ended November 24, 2019, compared to the same period last year, was primarily due to the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed $30.2 million in revenues and from an $8.4 million increase in salad revenues. These increases were partially offset by a $9.7 million decrease in packaged vegetables in bags and trays revenues and a $5.3 million decrease in green bean revenues due to weather-related events that resulted in lower yields.
Lifecore
The increase in Lifecore’s revenues for the three months ended November 24, 2019, compared to the same period last year, was due to a $3.1 million increase in fermentation revenues as a result of the timing of shipments, a $2.7 million increase in development services revenues primarily due to increased activity with existing customers, and a $1.6 million increase in aseptic revenues due to increased demand.
The increase in Lifecore’s revenues for the six months ended November 24, 2019, compared to the same period last year, was due to a $4.5 million increase in development services revenues primarily due to increased activity with existing customers, a $1.5 million increase in aseptic revenues due to increased demand, and a $0.8 million increase in fermentation revenues as a result of the timing of shipments.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 24, 2019	November 25, 2018	Amount	%	November 24, 2019	November 25, 2018	Amount	%
Curation Foods	$6,890	$11,207	$(4,317)	(39)%	$19,712	$24,577	$(4,865)	(20)%
Lifecore	8,624	5,678	2,946	52%	11,138	8,645	2,493	29%
Total Gross Profit	$15,514	$16,885	$(1,371)	(8)%	$30,850	$33,222	$(2,372)	(7)%
Curation Foods
The decrease in gross profit for the Curation Foods business for the three months and six months ended November 24, 2019, compared to the same periods last year, was primarily due to (1) weather-related events impacting raw material supply, (2) the sale of higher cost avocado products that were produced during the fourth quarter of fiscal 2019 and first quarter of fiscal 2020 when the costs of avocados were substantially higher than current costs, and (3) lower gross profit resulting from the decrease in packaged vegetables in bags and trays revenues.

Lifecore
The increase in gross profit for the Lifecore business for the three months and six months ended November 24, 2019, compared to the same periods last year, was due to increased development services, fermentation, and aseptic revenues.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 24, 2019	November 25, 2018	Amount	%	November 24, 2019	November 25, 2018	Amount	%
Curation Foods	$1,485	$1,117	$368	33%	$2,809	$2,432	$377	16%
Lifecore	1,337	1,225	112	9%	2,788	2,430	358	15%
Other	—	133	(133)	(100)%	46	404	(358)	(89)%
Total R&D	$2,822	$2,475	$347	14%	$5,643	$5,266	$377	7%
The increase in R&D expenses for the three and six months ended November 24, 2019, compared to the same periods last year, was primarily due to higher professional service expenses related to new products at Curation Foods and higher salary and benefit expenses due to an increase in headcount at Lifecore, partially offset by decreases at our Other segment from fewer product development activities for our new ventures.
Selling, General, and Administrative (SG&A):
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 24, 2019	November 25, 2018	Amount	%	November 24, 2019	November 25, 2018	Amount	%
Curation Foods	$13,179	$9,292	$3,887	42%	$24,663	$18,201	$6,462	36%
Lifecore	1,950	1,647	303	18%	3,897	3,245	652	20%
Other	3,599	3,461	138	4%	7,063	6,757	306	5%
Total SG&A	$18,728	$14,400	$4,328	30%	$35,623	$28,203	$7,420	26%
The increase in SG&A expenses for the three months ended November 24, 2019, compared to the same period last year, was due to (1) a $3.9 million increase in our Curation Foods business primarily due to $1.9 million of SG&A at Yucatan Foods, a $1.2 million reserve for the note receivable from Pacific Harvest, and a $0.4 million increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, (2) a $0.3 million increase in our Lifecore business from higher salary and benefit expenses from employee bonuses, and (3) a $0.1 million increase at our Other segment due to a $0.6 million increase in legal fees from compliance matters and $0.4 million impairment of the San Rafael asset held for sale, partially offset by lower salary and benefit expenses primarily from the $0.5 million reduction of the earnout liability associated with the O acquisition.
The increase in SG&A expenses for the six months ended November 24, 2019, compared to the same period last year, was due to (1) a $6.5 million increase in our Curation Foods business primarily due to $4.0 million of SG&A at Yucatan Foods, a $1.2 million reserve for the receivable from Pacific Harvest, and a $0.9 million increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, (2) a $0.7 million increase in our Lifecore business from higher salary and benefit expenses from employee bonuses, and (3) a $0.3 million increase at our Other segment due to a $0.6 million increase in legal fees from compliance matters and $0.4 million impairment of the San Rafael asset held for sale, partially offset by lower salary and benefit expenses primarily from the $0.5 million reduction of the earnout liability associated with the O acquisition.

Other:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 24, 2019	November 25, 2018	Amount	%	November 24, 2019	November 25, 2018	Amount	%
Dividend Income	$281	$412	$(131)	(32)%	$562	$825	$(263)	(32)%
Interest Income	$25	$33	$(8)	(24)%	$50	$79	$(29)	(37)%
Interest Expense	$(2,169)	$(746)	$(1,423)	191%	$(4,244)	$(1,504)	$(2,740)	182%
Other Income	$200	$600	$(400)	(67)%	$200	$1,600	$(1,400)	(88)%
Other Expense	$(206)	$—	$(206)	100%	$(206)	$—	$(206)	100%
Income Tax Benefit (Expense)	$1,165	$(422)	$1,587	N/M	$2,530	$(532)	$3,062	N/M
Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A and $7.0 million Senior B preferred stock investment in Windset, which yields a cash dividend of 7.5% annually. The decrease in dividend income for the three and six months ended November 24, 2019 compared to the same periods last year was due to the sale of the Company's $7.0 million Senior B preferred stock to Windset in the fourth quarter of fiscal year 2019.
Interest Income
The decrease in interest income for the three and six months ended November 24, 2019, compared to the same periods last year, was not significant.
Interest Expense
The increase in interest expense for the three and six months ended November 24, 2019, compared to the same periods last year, was a result of an increase in total debt from $81.8 million as of November 25, 2018 to $180.7 million as of November 24, 2019. The increase in debt was primarily due to the additional borrowings to fund the acquisition of Yucatan Foods in the third quarter of fiscal 2019, as well as increases in the Company’s line of credit to fund new equipment purchases during the last twelve months.
Other Income
The decrease in other income for the three and six months ended November 24, 2019, compared to the same periods last year, was a result of the change in the fair value of the Company’s investment in Windset, which increased $0.2 million for the three and six months ended November 24, 2019 compared to an increase of $0.6 million and $1.6 million for the three and six months ended November 25, 2018, respectively.
Other Expense
The increase in other expense for the three and six months ended November 24, 2019, compared to the same periods last year, was a result of a change in fair value of a recorded asset related to the Yucatan Foods acquisition. A portion of the common stock consideration paid for the Yucatan Foods acquisition is maintained in an escrow account with the number of shares reimbursed to Landec at a contractual rate. Increases in the value of the Company's common stock will result in a gain while reductions result in a loss.
Income Taxes
The change in income tax during the three and six months ended November 24, 2019, compared to the same periods last year, was due to the income tax benefit from pre-tax loss for the three and six months ended November 24, 2019 compared to the income tax expense from pre-tax income for the three and six months ended November 25, 2018. The effective tax rate for the three and six months ended November 24, 2019 was lower than the statutory federal income tax rate of 21% primarily due to the impact of state taxes, and stock-based compensation, partially offset by federal & state R&D Credits.
Liquidity and Capital Resources
As of November 24, 2019, the Company had cash and cash equivalents of $1.6 million, a net increase of $0.5 million from $1.1 million as of May 26, 2019.

Cash Flow from Operating Activities
The Company used $14.9 million of net cash in operating activities during the six months ended November 24, 2019, compared to $4.8 million of net cash provided by operating activities for the six months ended November 25, 2018. The primary uses of net cash in operating activities during the six months ended November 24, 2019 were from (1) an $11.5 million net loss, (2) a $2.6 million reduction in deferred taxes, and (3) a net increase of $12.2 million in working capital. These uses of cash were offset by (1) $10.3 million of depreciation/amortization and stock based compensation expense, and (2) $1.6 million from the Pacific Harvest note receivable reserve and the impairment of San Rafael assets.
The primary factors for the increase in working capital during the six months ended November 24, 2019, were (1) a $6.1 million decrease in accounts payable due primarily to the timing of payments, (2) a $4.4 million increase in inventory due to an increase of $5.0 million in inventory at Lifecore to meet increasing demand, partially offset by a decrease of $0.6 million in inventory at Curation Foods due primarily to the timing of shipments, (3) a $2.0 million decrease in accrued compensation primarily related to fiscal year 2019 earned bonuses being paid during the first quarter of fiscal year 2020, and (4) a $0.6 million increase in prepaid expenses and other current assets primarily due to the timing of payments for prepaid insurance renewal policies and service agreements. These increases in working capital were partially offset by a $1.1 million increase in accrued liabilities in the current period versus the prior year period.
Cash Flow from Investing Activities
Net cash used in investing activities during the six months ended November 24, 2019 was $15.6 million compared to $18.4 million for the same period last year. The use of cash in investing activities during the six months ended November 24, 2019, was primarily due to the purchase of $16.0 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended November 24, 2019 was $31.1 million compared to $12.2 million for the same period last year. The net cash provided by financing activities during the six months ended November 24, 2019, was primarily due to $27.5 million of borrowings under the Company's term loan and from a $9.5 million net increase in the Company’s line of credit. The cash provided by these financing activities was primarily used for $16.0 million of capital expenditures, $14.9 million of operating activities, and $5.1 million of long-term debt payments.
Capital Expenditures
During the six months ended November 24, 2019, Landec purchased equipment to support the growth of the Curation Foods and Lifecore businesses. These expenditures represented the majority of the $16.0 million of capital expenditures in the period.
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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement, whereby the Term Loan was increased to $100 million and the Revolver was increased to $105 million.
On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement (the "Amendment"), which increased the Term Loan to $120.0 million and decreased the Revolver to $100.0 million. Both the Revolver and the Term Loan mature on October 25, 2022, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity.
The primary purpose of the Amendment was to provide flexibility and greater liquidity to implement the Company's strategic priorities to improve operating margins at Curation Foods by accelerating investments in cost-out initiatives, while furthering the Company's investments in growth and capacity at Lifecore to meet increasing customer demand.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of November 24, 2019, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended November 24, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies.
Item 1A.    Risk Factors
Other than the item described below, there have been no material changes from the Company’s risk factors which are included and described in the Form 10-K for the fiscal year ended May 26, 2019 filed with the Securities and Exchange Commission on August 1, 2019.
We are subject to the risks of doing business internationally
We are subject to the risks of doing business internationally. We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a production facility in Mexico. In recent years, there has been an increase in organized crime in Mexico. Further, in July of 2018, Mexico elected a new president to office, Andres Manuel Lopez Obrador. Neither the increase in organized crime nor the election of a new president in Mexico has had a significant impact on our operations, but both highlight certain risks of doing business abroad. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.
We operate in different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to public officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We rely on our management structure, regulatory and legal resources and effective operation of our compliance program to direct, manage and monitor the activities of our employees and their agents. Despite our training, oversight and compliance programs, we cannot assure you that our internal control policies and procedures will always protect us from deliberate, reckless or inadvertent acts of our employees or agents that contravene the Company’s compliance polices or violate applicable laws. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse impact on our business, financial condition and results of operations.

Our credit facility provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility or otherwise adversely affect our results of operations
We are party to a credit agreement, as amended, which contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
A failure by us to comply with the covenants specified in our credit agreement, as amended, could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares repurchased by the Company during the fiscal quarter ended on November 24, 2019.

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
Date:    January 2, 2020