Form 10-Q
period 2020-02-23
LANDEC CORP \CA\
filed 2020-04-03
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 23, 2020, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X    No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___	Accelerated Filer X	Emerging Growth Company ___
Non Accelerated Filer ___	Smaller Reporting Company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X
As of March 27, 2020, there were 29,182,178 shares of Common Stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended February 23, 2020

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 23, 2020	May 26, 2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,607	$1,080
Accounts receivable, less allowance for doubtful accounts	69,763	69,565
Inventories	67,059	54,132
Prepaid expenses and other current assets	9,382	8,264
Total Current Assets	148,811	133,041

Investment in non-public company, fair value	61,300	61,100
Property and equipment, net	191,782	200,027
Operating leases	25,187	—
Goodwill	77,246	76,742
Trademarks/tradenames, net	29,928	29,928
Customer relationships, net	13,782	15,319
Other assets	2,024	2,934
Total Assets	$550,060	$519,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,660	$53,973
Accrued compensation	8,458	10,687
Other accrued liabilities	11,111	10,001
Current portion of lease liabilities	3,900	75
Deferred revenue	618	499
Line of credit	58,500	52,000
Current portion of long-term debt, net	11,723	9,791
Other current liabilities, discontinued operations	—	65
Total Current Liabilities	157,970	137,091

Long-term debt, net	104,539	87,193
Long-term lease liabilities	26,757	3,532
Deferred taxes, net	11,662	19,393
Other non-current liabilities	1,464	1,738
Total Liabilities	302,392	248,947

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,182 and 29,102 shares issued and outstanding at February 23, 2020 and May 26, 2019, respectively	29	29
Additional paid-in capital	162,077	160,341
Retained earnings	86,394	109,710
Accumulated other comprehensive (loss) income	(832)	64
Total Stockholders’ Equity	247,668	270,144
Total Liabilities and Stockholders’ Equity	$550,060	$519,091
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Product sales	$152,928	$155,554	$434,235	$404,779
Cost of product sales	132,881	133,985	383,338	349,988
Gross profit	20,047	21,569	50,897	54,791
Operating costs and expenses:
Research and development	2,747	2,739	8,390	8,005
Selling, general and administrative	18,783	15,588	54,000	43,791
Restructuring costs	13,528	—	13,934	—
Total operating costs and expenses	35,058	18,327	76,324	51,796
Operating (loss) income	(15,011)	3,242	(25,427)	2,995

Dividend income	281	413	843	1,238
Interest income	46	34	96	113
Interest expense	(2,211)	(1,771)	(6,455)	(3,275)
Other income, net	67	—	61	1,600
Net (loss) income from continuing operations before tax	(16,828)	1,918	(30,882)	2,671
Income tax benefit (expense)	5,310	(385)	7,840	(917)
Net (loss) income from continuing operations	$(11,518)	$1,533	$(23,042)	$1,754

Discontinued operations:
Loss from discontinued operations	$—	$(609)	$—	$(1,415)
Income tax benefit	—	143	—	333
Loss from discontinued operations, net of tax	—	(466)	—	(1,082)
Net (loss) income applicable to common stockholders	$(11,518)	$1,067	$(23,042)	$672

Basic net loss per share:
(Loss) income from continuing operations	$(0.39)	$0.05	$(0.79)	$0.06
Loss from discontinued operations	—	(0.02)	—	(0.04)
Total basic net (loss) income per share	$(0.39)	$0.03	$(0.79)	$0.02

Diluted net loss per share:
(Loss) income from continuing operations	$(0.39)	$0.05	$(0.79)	$0.06
Loss from discontinued operations	—	(0.01)	—	(0.04)
Total diluted net (loss) income per share	$(0.39)	$0.04	$(0.79)	$0.02

Shares used in per share computation
Basic	29,170	28,919	29,155	28,140
Diluted	29,170	29,151	29,155	28,399

Other comprehensive loss, net of tax:
Net unrealized losses on interest rate swaps (net of tax effect of $124, $215, $305, $190)	$(411)	$(595)	$(896)	$(608)
Other comprehensive loss, net of tax	(411)	(595)	(896)	(608)
Total comprehensive (loss) income	$(11,929)	$472	$(23,938)	$64
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Nine Months Ended February 23, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	$29	$160,814	$104,652	$(548)	$264,947
Issuance of stock under stock plans	17	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	787	—	—	787
Net loss	—	—	—	(6,740)	—	(6,740)
Other comprehensive income, net of tax	—	—	—	—	127	127
Balance at November 24, 2019	29,163	$29	$161,556	$97,912	$(421)	$259,076
Issuance of stock under stock plans	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	566	—	—	566
Net loss	—	—	—	(11,518)	—	(11,518)
Other comprehensive loss, net of tax	—	—	—	—	(411)	(411)
Balance at February 23, 2020	29,182	$29	$162,077	$86,394	$(832)	$247,668
See accompanying notes to the consolidated financial statements.

Three and Nine Months Ended February 24, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of stock under stock plans	47	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	728	—	—	728
Net income	—	—	—	190	—	190
Other comprehensive loss, net of tax	—	—	—	—	(89)	(89)
Balance at August 26, 2018	27,749	$28	$142,805	$109,489	$1,059	$253,381
Issuance of stock under stock plans	36	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	938	—	—	938
Net loss	—	—	—	(585)	—	(585)
Other comprehensive income, net of tax	—	—	—	—	76	76
Balance at November 25, 2018	27,785	$28	$143,506	$108,904	$1,135	$253,573
Issuance of stock under stock plans	18	—	230	—	—	230
Issuance of common stock in connection with Yucatan Foods acquisition	1,203	1	15,067	—	—	15,067
Taxes paid by Company for employee stock plans	—	—	(95)	—	—	(95)
Stock-based compensation	—	—	816	—	—	816
Net income	—	—	—	1,067	—	1,067
Other comprehensive loss, net of tax	—	—	—	—	(595)	(595)
Balance at February 24, 2019	29,006	$29	$159,524	$109,971	$540	$270,064
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 23, 2020	February 24, 2019
Cash flows from operating activities:
Consolidated net (loss) income	$(23,042)	$672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	13,800	10,506
Stock-based compensation expense	1,881	2,482
Deferred taxes	(7,881)	540
Change in investment in non-public company, fair value	(200)	(1,600)
Change in contingent consideration liability	(500)	(3,500)
Net loss (gain) on disposal of property and equipment	135	(24)
Pacific Harvest note receivable reserve	1,202	—
Non-cash restructuring and impairment of assets charges	11,518	—
Other, net	139	—
Changes in current assets and current liabilities:
Accounts receivable, net	(198)	315
Inventories	(12,927)	(1,024)
Prepaid expenses and other current assets	551	1,066
Accounts payable	11,791	11,912
Accrued compensation	(2,230)	(3,061)
Other accrued liabilities	1,504	755
Deferred revenue	119	(1,590)
Net cash (used in) provided by operating activities	(4,338)	17,449

Cash flows from investing activities:
Purchases of property and equipment	(22,118)	(33,144)
Acquisition of Yucatan Foods (Note 2), net of cash acquired	—	(59,872)
Proceeds from collections of notes receivable	364	404
Proceeds from sales of fixed assets	2,432	239
Net cash used in investing activities	(19,322)	(92,373)

Cash flows from financing activities:
Proceeds from sale of common stock	30	230
Taxes paid by Company for employee stock plans	(175)	(342)
Proceeds from debt	27,500	60,000
Payments on long-term debt	(8,094)	(2,564)
Proceeds from lines of credit	84,400	34,000
Payments on lines of credit	(77,900)	(17,000)
Payments for debt issuance costs	(766)	(509)
Net cash provided by financing activities	24,995	73,815
Net increase (decrease) in cash, cash equivalents and restricted cash	1,335	(1,109)
Cash, cash equivalents and restricted cash, beginning of period	1,465	3,216
Cash, cash equivalents and restricted cash, end of period	$2,800	$2,107

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment on trade vendor credit	$1,793	$3,035
Pacific Harvest note receivable reserve	$1,202	$—
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
Landec sells its food products through its subsidiary, Curation Foods, Inc. (“Curation Foods”), which serves as the corporate umbrella for a portfolio of four natural food brands, including the Company’s flagship brand Eat Smart as well as three emerging natural food brands, consisting of O olive oil and vinegar products, and its two new brands, Yucatan and Cabo Fresh authentic guacamole and avocado products, acquired by the Company through the acquisition of Yucatan Foods on December 1, 2018. O, Yucatan and Cabo Fresh are referred to collectively as “Emerging Brands”. See Note 2 - Acquisitions for more details.
The Company has two proprietary polymer technology platforms: 1) Intelimer® polymers, and 2) hyaluronan (“HA”) biopolymers.
The Company sells HA-based and non-HA biomaterials and related services through its Lifecore Biomedical, Inc. (“Lifecore”) subsidiary, which are used for multiple applications, including the manufacture of pharmaceutical-grade sodium hyaluronate in bulk form as well as formulated and filled syringes and vials for injectable products. The Company’s HA biopolymers and non-HA materials are proprietary in that they are specially formulated for specific customers to meet strict regulatory requirements.
The Company’s technologies, along with its customer relationships and tradenames, are the foundation and key differentiating advantages upon which Landec has built its business.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 23, 2020, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
The Company’s fiscal year is the 52- or 53-week period that ends on the last Sunday of May with quarters within each year ending on the last Sunday of August, November, and February; however, in instances where the last Sunday would result in a quarter being 12-weeks in length, the Company’s policy is to extend that quarter to the following Sunday. A 14th week is included in the fiscal year every five or six years to realign the Company’s fiscal quarters with calendar quarters. The Company's fiscal year 2020 is a 53-week period and the fourth quarter of fiscal year 2020 is a 14-week period.
In May 2019, the Company discontinued the Now Planting business. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, has been reclassified as a discontinued operation under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") for the three and nine months ended February 24, 2019.

The results of operations for the nine months ended February 23, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
Basis of Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Landec Corporation and its subsidiaries, Curation Foods and Lifecore. All intercompany transactions and balances have been eliminated. The financial results of Yucatan Foods have been included in the Company's consolidated financial statements from the date of acquisition on December 1, 2018.
Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities, and operations of a VIE if it is determined to be the primary beneficiary of the VIE.
An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the equity investment in the non-public company are not VIEs.
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

(In thousands)	February 23, 2020	May 26, 2019	February 24, 2019	May 27, 2018
Cash and cash equivalents	$2,607	$1,080	$1,722	$2,899
Restricted cash	193	385	385	325
Cash, discontinued operations	—	—	—	(8)
Cash, cash equivalents and restricted cash	$2,800	$1,465	$2,107	$3,216

Restricted Cash
The Company was required to maintain $0.2 million and $0.4 million of restricted cash at February 23, 2020 and May 26, 2019 related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	February 23, 2020	May 26, 2019
Raw materials	$29,893	$23,195
Work in progress	4,343	4,189
Finished goods	32,823	26,748
Total	$67,059	$54,132

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 3, the Company owns an approximate 26.9% ownership interest. During the three months ended February 23, 2020 and February 24, 2019, the Company recognized revenues of $0.2 million and $0.1 million, respectively. During the nine months ended February 23, 2020 and February 24, 2019, the Company recognized revenues of $0.4 million and $0.3 million, respectively. These amounts have been included in Product sales in the accompanying Consolidated Statements of Comprehensive Income and Loss. The related receivable balances of $0.3 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of February 23, 2020 and May 26, 2019, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.2 million and $0.3 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of February 23, 2020, and $0.1 million and $0.2 million, respectively, as of May 26, 2019. The Company records its term debt issuance costs as a contra-liability, and as such, $0.3 million and $0.5 million was recorded as Current portion of long-term debt, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of February 23, 2020 and $0.2 million and $0.3 million, respectively, as of May 26, 2019.
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

(In thousands)	AOCI
Accumulated OCI, net, as of May 26, 2019	$64
Unrealized losses on interest rate swap contracts, net of tax effect	(896)
Accumulated OCI, net, as of February 23, 2020	$(832)

The Company does not expect any transactions or other events to occur that would result in the reclassification of any significant gains or losses into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 23, 2020 and May 26, 2019. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company, for further information.
Assets Held for Sale
In January 2020, the Company decided to divest its Curation Foods’ salad dressing plant in Ontario, California. In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, (2) recognized a $10.9 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Comprehensive Income and Loss, and (3) reclassified the remaining net carrying value of $2.6 million from Property and equipment, net to Prepaid expenses and other current assets within the Consolidated Balance Sheet. Liabilities of $0.3 million and $3.0 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet. The Company expects to complete this divestiture within the first half of fiscal year 2021.
In June 2019, the Company designated the Santa Maria, California office as the Curation Foods headquarters, and decided to close and put up for sale the Curation Foods office in San Rafael, California. In the first quarter of fiscal year 2020, the San Rafael property had been designated as held for sale and the net carrying value of $2.8 million was reclassified from Property and equipment, net to Other current assets within the Consolidated Balance Sheet. In the second quarter of the fiscal year 2020, the Company recognized a $0.4 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Comprehensive Income and Loss. In the third quarter of fiscal year 2020, the Company closed escrow on the San Rafael property held for sale. The Company received net cash proceeds of $2.4 million in connection with the sale.
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
Intangible Assets
The Company’s intangible assets are comprised of customer relationships with finite estimated useful life of eleven to thirteen years, and trademarks/tradenames and goodwill with indefinite useful lives.
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
Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of February 23, 2020 and May 26, 2019. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups!™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. During the three and nine months ended February 23, 2020, the Company recognized $0.0 million and $3.0 million, respectively, of business interruption insurance recoveries. Amounts received on insurance recoveries related to business interruption are recorded as a reduction to “Cost of sales” and are classified as operating cash flows.
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

As of February 23, 2020 and May 26, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its interest rate swap contracts, its minority interest investment in Windset, and its contingent consideration liability from the acquisition of O.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of February 23, 2020, the Company held certain assets that were required to be measured at fair value on a non-recurring basis. The fair market value of the assets, less the costs to sell, was $2.6 million, and was based on third-party valuations. The valuations primarily used the market approach, and the inputs utilized were comparable sales of similar assets, which are generally unobservable and are supported by little or no market data, and therefore were classified within Level 3.
The fair value of the Company’s contingent consideration liability from the acquisition of O utilizes significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition is considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. During the three months ended November 24, 2019 the Company estimated that no earn out would be earned under the agreement and therefore reversed the remaining $0.5 million of contingent liability which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive Income and Loss.
In determining the fair value of the Company’s contingent consideration liability, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 23, 2020	At May 26, 2019
Cost of debt	5.1% to 5.5%	5.1% to 5.5%
Market price of risk adjustment	14%	14%
EBITDA volatility	28%	28%

The fair value of our contingent consideration liability is not considered sensitive to change in forecasts. A 10% increase in EBITDA forecast would have an immaterial impact on the value of the contingent consideration liability as of February 23, 2020.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three and nine months ended February 23, 2020 was due to the Company's 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	At February 23, 2020	At May 26, 2019
Revenue growth rates	6% to 7%	6%
Expense growth rates	5% to 7%	6%
Income tax rates	15%	15%
Discount rates	12%	12%

The revenue growth, expense growth, and income tax rate assumptions are considered the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities.The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions:

(In thousands)	Impact on value of investment in Windset as of February 23, 2020
10% increase in revenue growth rates	$5,400
10% increase in expense growth rates	$(4,200)
10% increase in income tax rates	$(500)
10% increase in discount rates	$(3,600)

Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at February 23, 2020			Fair Value at May 26, 2019
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$58	$—	$—	$644	$—
Assets held for sale - nonrecurring	—	—	2,607	—	—	—
Investment in non-public company	—	—	61,300	—	—	61,100
Total assets	$—	$58	$63,907	$—	$644	$61,100
Liabilities:
Interest rate swap contracts	$—	$1,145	$—	$—	$482	$—
Contingent consideration liability	—	—	—	—	—	500
Total liabilities	$—	$1,145	$—	$—	$482	$500

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the nine months ended February 23, 2020:

(In thousands)	Windset Investment	Contingent Consideration Liability
Balance as of May 26, 2019	$61,100	$500
Fair value change	200	(500)
Balance as of February 23, 2020	$61,300	$—

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
For descriptions of the Company’s product offerings and segments refer to Note 9 – Business Segment Reporting in our annual report on Form 10-K for the year ended May 26, 2019.
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
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines:

(In thousands)	Three Months Ended		Nine Months Ended
Curation Foods:	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Salads	$50,402	$49,387	$149,819	$140,417
Core vegetables	61,050	68,071	174,684	195,203
Emerging brands	16,030	14,394	49,403	17,394
Total	$127,482	$131,852	$373,906	$353,014

	Three Months Ended		Nine Months Ended
Lifecore:	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Aseptic	$6,802	$7,432	$22,242	$21,326
Fermentation	11,442	11,450	17,211	16,436
Development services	7,202	4,820	20,876	14,003
Total	$25,446	$23,702	$60,329	$51,765

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of February 23, 2020 and May 26, 2019 were $10.8 million and $5.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of February 23, 2020 and May 26, 2019 were $0.3 million and $0.2 million, respectively. Revenue recognized during the three and nine months ended February 23, 2020, that was included in the contract liability balance at the beginning of fiscal year 2020, were $0.0 million and $0.2 million, respectively.
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

Unfair Labor Practices
Curation Foods has been the target of a union organizing campaign which has included three unsuccessful attempts to unionize Curation Foods’ Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Curation Foods’ labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
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
The ULP claims were settled in fiscal year 2017 for $0.3 million. Curation Foods was responsible for half of this settlement, or $0.2 million. On May 5, 2017, the parties to the remaining actions executed a Settlement Agreement concerning the discrimination/wrongful termination claims and the wage and hour claims which covers all non-exempt employees of Pacific Harvest working at Curation Foods’ Guadalupe, California processing facility from September 2011 through the settlement date. Under the Settlement Agreement, the plaintiffs were paid $6.0 million in three installments: $2.4 million of which was paid in July 2017, $1.8 million of which was paid in November 2017, and $1.8 million of which was paid in July 2018, representing the final payment due under the settlement agreement. The Company and Pacific Harvest have each agreed to pay one half of the settlement payments. The Company paid the entire first two installments of $4.2 million and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of February 23, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the second quarter of fiscal 2020, the Company's quarterly review for collectability concluded that a receivable reserve of $1.2 million would be recorded. This was due to delinquency in the payment schedule that changed the Company's conclusion. At February 23, 2020, the reserve balance remained at $1.2 million.
Compliance Matters
As previously disclosed, on December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. At this stage, the ultimate outcome of these or any other investigations or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification or insurance recovery, or its effect, if any, on its financial statements.
Other Litigation Matters
On February 10, 2020, a complaint was filed against Curation Foods in the United States District Court for the Northern District of Georgia, Printpack, Inc. v. Curation Foods, Inc., alleging breach of contract pertaining to Curation Foods’ purchase of certain poly film packaging from the plaintiff. The plaintiff seeks an unspecified amount of monetary damages, litigation expenses, and interest. As of February 24, 2020, Curation Foods had not yet filed an answer to the complaint, nor asserted its defenses related thereto. Given the preliminary stage of this litigation, at this time Landec is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not accrued any liability associated with this matter. The Company intends to defend this case vigorously.
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's current CEO Albert Bolles, the Company’s former CFO Gregory Skinner, and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest,

Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods on which Pacific and Rancho have ceased making payments. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. Defendants have not yet appeared in this action. Given the preliminary stage of the litigation, at this time the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not accrued any liability associated with these matters. The Company intends to defend and pursue its interests in this case vigorously.
Recent Accounting Guidance
Recently Adopted Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 20, 2020. The Company early adopted this guidance in the third quarter of fiscal year 2020, which had a favorable impact of $0.4 million for the three months then ended. This early adoption had no impact to the Company’s prior financial statements, nor will it have any impact to its full year fiscal 2020 financial statements.
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
Recently Issued Pronouncements to be Adopted
Cash Flow Hedges
In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

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
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The guidance eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
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
Yucatan Foods, founded in 1991, produces and sells guacamole and other avocado products under its Yucatan and Cabo Fresh brands primarily in the U.S. and Canada. Yucatan Foods’ production facility is located in Guanajuato, Mexico, very near where avocados are grown. Landec acquired Yucatan Foods to grow, strengthen, and stabilize its position in the natural foods market and to improve Curation Foods’ margins over time.
Upon acquisition, Yucatan Foods became a wholly-owned subsidiary of Curation Foods. The Acquisition Date fair value of the consideration paid consisted of the following:

(In thousands)
Cash consideration	$59,898
Stock consideration	15,068
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values of the assets acquired and the liabilities assumed were determined through established and generally accepted valuation techniques and were subject to change during the measurement period as valuations were finalized. During the fourth quarter of fiscal 2019, the Company recorded measurement period adjustments to deferred income taxes of $1.7 million and indemnification provisions for environmental related items of $0.7 million, resulting in an increase to goodwill of $1.0 million. During the second quarter of fiscal 2020, the Company recorded measurement period adjustments to deferred income taxes of $0.5 million, resulting in an increase to goodwill of $0.5 million, and completed the acquisition accounting for the Yucatan Foods acquisition. The following is a summary of the amounts recognized in accounting for the Yucatan Foods acquisition:

(In thousands)
Cash and cash equivalents	$26
Accounts receivable, net	6,310
Inventories	11,384
Prepaid expenses and other current assets	1,573
Other assets	102
Property and equipment	14,083
Trademarks/tradenames	15,900
Customer relationships	11,000
Accounts payable	(4,507)
Other accrued liabilities	(1,873)
Deferred tax liabilities	(1,767)
Net identifiable assets acquired	52,231
Goodwill	22,735
Total fair value purchase consideration	$74,966

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
Goodwill
The goodwill recognized from the Yucatan Foods acquisition is primarily attributable to Yucatan Foods’ long history and expected synergies from future growth and expansion of the Curation Foods business segment. Approximately 80% of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis, or sooner if indicators of impairment are present.

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
During the three months ended November 24, 2019 the Company estimated that no earn out would be earned under the agreement and therefore reversed the remaining $0.5 million of contingent liability and thus as of February 23, 2020, the Company did not record a contingent consideration liability. As of May 26, 2019, the contingent consideration liability was $0.5 million, representing the present value of the expected earn out payments.
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
During the three months ended February 23, 2020 and February 24, 2019, the Company recorded $0.3 million and $0.4 million, respectively, in dividend income. During the nine months ended February 23, 2020 and February 24, 2019, the Company recorded $0.8 million and $1.2 million, respectively, in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended February 23, 2020 and February 24, 2019, was $0.0 million and $0.0 million, respectively. The increase in the fair market value of the Company’s investment in Windset for the nine months ended February 23, 2020 and February 24, 2019, was $0.2 million and $1.6 million, respectively, and is included in Other income in the accompanying Consolidated Statements of Comprehensive Income and Loss.

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
During the three months ended February 23, 2020, the Company granted 195,000 options to purchase shares of common stock and awarded 30,000 RSUs. During the nine months ended February 23, 2020, the Company granted 255,000 options to purchase shares of common stock and awarded 281,527 RSUs.
As of February 23, 2020, the Company has reserved 3.8 million shares of Common Stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Nine Months Ended
(In thousands)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Cost of sales	$(14)	$116	$42	$334
Research and development	10	29	88	84
Selling, general and administrative	570	671	1,751	2,064
Total stock-based compensation	$566	$816	$1,881	$2,482

As of February 23, 2020, there was $4.6 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.23 years for stock options and 2.02 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Company announced that the Board of Directors of the Company had approved the establishment of a stock repurchase plan authorizing the repurchase of up to $10.0 million of the Company’s common stock. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the nine months ended February 23, 2020, the Company did not repurchase any of its outstanding common stock.

5. Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Numerator:
Net (loss) income applicable to common stockholders	$(11,518)	$1,067	$(23,042)	$672
Denominator:
Weighted average shares for basic net loss per share	29,170	28,919	29,155	28,140
Effect of dilutive securities:
Stock options and restricted stock units	—	232	—	259
Weighted average shares for diluted net loss per share	29,170	29,151	29,155	28,399

Diluted net (loss) income per share	$(0.39)	$0.04	$(0.79)	$0.02

Due to the Company’s net loss for the three and nine months ended February 23, 2020, the net loss per share includes only weighted average shares outstanding and thus excludes 0.2 million and 0.2 million, respectively, of outstanding options and RSUs as such impacts would be antidilutive for this period.
For the three and nine months ended February 23, 2019, the computation of the diluted net income per share excludes the impact of options to purchase 1.9 million and 1.6 million shares of Common Stock, respectively, as such impacts would be antidilutive for these periods.
6. Income Taxes
The provision for income taxes for the nine months ended February 23, 2020 and February 24, 2019 was a benefit of $7.8 million and an expense of $0.6 million, respectively. The effective tax rate for the nine months ended February 23, 2020 and February 24, 2019 was 25% and 46%, respectively. The effective tax rate for the nine months ended February 23, 2020 was higher than the statutory federal income tax rate of 21% primarily due to the impact of state taxes and stock-based compensation, partially offset by federal & state R&D Credits.
As of February 23, 2020 and May 26, 2019, the Company had unrecognized tax benefits of $0.7 million and $0.6 million, respectively. Included in the balance of unrecognized tax benefits as of February 23, 2020 and May 26, 2019 is $0.6 million and $0.5 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 23, 2020 and May 26, 2019.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2016 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

7. Debt
Long-term debt, net consists of the following:

(In thousands)	February 23, 2020	May 26, 2019
Term loan	$117,000	$97,500
Total principal amount of long-term debt	117,000	97,500
Less: unamortized debt issuance costs	(738)	(516)
Total long-term debt, net of unamortized debt issuance costs	116,262	96,984
Less: current portion of long-term debt, net	(11,723)	(9,791)
Long-term debt, net	$104,539	$87,193
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
On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement, which increased the Term Loan to $120.0 million and decreased the revolver to $100.0 million. Both the Revolver and the Term Loan mature on October 25, 2022, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity.
On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the "Seventh Amendment"), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies.
Interest on both the Revolver and the Term Loan is based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of February 23, 2020, the Company was in compliance with all financial covenants under the Credit Agreement, other than the maximum Total Leverage Ratio covenant, which was waived by the lenders and retroactively amended pursuant to the Seventh Amendment to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020.
As of February 23, 2020, $58.5 million was outstanding on the Revolver, at an interest rate of 5.16%.
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
On December 2, 2019, the Company entered into an interest rate swap contract (the "2019 Swap") with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap has the effect of converting primarily all of the $110.0 million of the total outstanding amount of the Company's 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.526%.
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
The Company leases property and equipment under finance leases. Gross assets recorded under finance leases, included in “Property and equipment, net,” were $3.8 million as of both February 23, 2020 and May 26, 2019. Accumulated amortization associated with finance leases was $0.4 million as of both February 23, 2020 and May 26, 2019.
The components of lease cost were as follows:

(In thousands, except term and discount rate)	Three Months Ended	Nine Months Ended
	February 23, 2020	February 23, 2020
Finance lease cost:
Amortization of leased assets	$29	$86
Interest on lease liabilities	89	269
Operating lease cost	1,626	4,791
Variable lease cost and other	725	1,279
Total lease cost	$2,469	$6,425

Weighted-average remaining lease term:
Operating leases		11.37
Finance leases		2.85
Weighted-average discount rate:
Operating leases		5.26%
Finance leases		9.99%

The Company's leases have original lease periods ending between 2019 and 2040. The Company's maturity analysis of operating and finance lease liabilities as of February 23, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases	Total
Remainder of 2020	$1,385	$125	$1,510
2021	4,862	455	5,317
2022	4,350	466	4,816
2023	3,680	3,497	7,177
2024	3,008	9	3,017
Thereafter	20,086	2	20,088
Total lease payments	37,371	4,554	41,925
Less: interest	(10,306)	(962)	(11,268)
Present value of lease liabilities	27,065	3,592	30,657
Less: current obligation of lease liabilities	(3,775)	(125)	(3,900)
Total long-term lease liabilities	$23,290	$3,467	$26,757

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

The future minimum annual lease payments required under the Company’s existing capital lease agreements as of May 26, 2019 prior to the adoption of ASC 842 were as follows:

(In thousands)	Capital Leases
Fiscal year 2020	$486
Fiscal year 2021	489
Fiscal year 2022	460
Fiscal year 2023	3,490
Fiscal year 2024	—
Thereafter	—
Total minimum lease payment	4,925
Less: amounts representing interest and taxes	(1,291)
Total	3,634
Less: current portion included in other accrued liabilities	(102)
Long-term capital lease obligation	$3,532

Supplemental cash flow information related to leases are as follows:

Nine Months Ended
(In thousands)	February 23, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,780
Operating cash flows from finance leases	270
Financing cash flows from finance leases	94
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,527

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
The Curation Foods business includes (i) four natural food brands, Eat Smart, O Olive Oil & Vinegar, as well as Yucatan and Cabo Fresh, acquired by the Company through the acquisition of Yucatan Foods during the third quarter of fiscal 2019 (see Note 2 - Acquisitions for more details on this transaction), and (ii) BreatheWay® activities. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the recently acquired brands Yucatan and Cabo Fresh.
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

The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Canada	$17.5	$24.1	$52.3	$40.2
Belgium	9.3	9.9	12.4	2.5
Ireland	0.7	1.4	3.2	2.3
All Other Countries	1.8	0.8	5.1	2.0

Operations by business segment consisted of the following:

(In thousands)	Curation Foods(1)	Lifecore	Other	Total
Three Months Ended February 23, 2020
Net sales	$127,482	$25,446	$—	$152,928
Gross profit	9,162	10,885	—	20,047
Net (loss) income from continuing operations	(12,636)	4,910	(3,792)	(11,518)
Depreciation and amortization	3,356	1,272	22	4,650
Dividend income	281	—	—	281
Interest income	—	—	46	46
Interest expense	1,376	—	835	2,211
Income tax (benefit) expense	(4,901)	1,467	(1,876)	(5,310)

Nine Months Ended February 23, 2020
Net sales	$373,906	$60,329	$—	$434,235
Gross profit	28,874	22,023	—	50,897
Net (loss) income from continuing operations	(23,154)	6,974	(6,862)	(23,042)
Depreciation and amortization	9,704	3,705	69	13,478
Dividend income	843	—	—	843
Interest income	31	—	65	96
Interest expense	4,128	—	2,327	6,455
Income tax (benefit) expense	(7,210)	1,920	(2,550)	(7,840)

Three Months Ended February 24, 2019(2)
Net sales	$131,852	$23,702	$—	$155,554
Gross profit	9,993	11,576	—	21,569
Net income (loss) from continuing operations	(6,350)	5,835	2,048	1,533
Depreciation and amortization	2,875	1,028	145	4,048
Dividend income	413	—	—	413
Interest income	26	—	8	34
Interest expense	1,164	—	607	1,771
Income tax expense (benefit)	(686)	1,946	(875)	385

Nine Months Ended February 24, 2019(2)
Net sales	$353,014	$51,765	$—	$404,779
Gross profit	34,570	20,221	—	54,791
Net income (loss) from continuing operations	(4,385)	6,586	(447)	1,754
Depreciation and amortization	7,109	2,982	415	10,506
Dividend income	1,238	—	—	1,238
Interest income	87	—	26	113
Interest expense	2,027	—	1,248	3,275
Income tax expense (benefit)	116	2,196	(1,395)	917
(1)During the third quarter of fiscal 2019, the Company started consolidating Yucatan Foods whose results are included in the Company's operating results starting from December 1, 2018. See Note 2 - Acquisition for more details of this transaction.
(2)The Curation Foods’ segment operating results for the three and nine months ended February 24, 2019 have been restated to reflect the reclassification of the Now Planting brand to discontinued operations.

During the nine months ended February 23, 2020 and February 24, 2019, sales to the Company’s top five customers accounted for 44% and 46% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Wal-

Mart Stores, Inc., from the Curation Foods segment, accounted for 15% and 18%, respectively, of revenues for the nine months ended February 23, 2020, and 17% and 16%, respectively, for the nine months ended February 24, 2019.

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
The carrying amounts of the major classes of liabilities of the Now Planting business included in liabilities of discontinued operations are as follows:

(In thousands)	February 23, 2020	May 26, 2019
Other current liabilities, discontinued operations:
Accounts payable	$—	$51
Accrued expenses and other current liabilities	—	14
Total other current liabilities, discontinued operations	$—	$65

After the Now Planting business was discontinued, the operations associated with this business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Comprehensive Income and Loss and the notes to the consolidated financial statements have been adjusted to exclude the Now Planting business for the three and nine months ended February 24, 2019. Components of amounts reflected in loss from discontinued operations, net of tax are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Revenues	$—	$133	$—	$488
Cost of sales	—	(485)	—	(1,132)
Research and development	—	(2)	—	(102)
Selling, general and administrative	—	(255)	—	(669)
Loss from discontinued operations, before taxes	—	(609)	—	(1,415)
Income tax benefit	—	143	—	333
Loss from discontinued operations, net of tax	$—	$(466)	$—	$(1,082)

11.  Restructuring Costs
In the third quarter of fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces, and the sale of non-strategic assets.
In January 2020, the Company decided to divest its salad dressing plant in Ontario, California. In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, (2) recognized a $10.9 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Comprehensive Income and Loss, and (3) reclassified the remaining net carrying value of $2.6 million from Property and equipment, net to Prepaid expenses and other current assets within the Consolidated Balance Sheet. Liabilities of $0.3 million and $3.0 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet. The Company expects to complete this divestiture within the first half of fiscal year 2021.
The Company will also close its leased Santa Clara, California and its leased Los Angeles, California offices.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Income and Loss, by Business Segment:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended February 23, 2020
Asset write-off costs	$10,648	$—	$—	$10,648
Employee severance and benefit costs	1,135	—	610	1,745
Lease costs	392	—	26	418
Other restructuring costs	529	—	188	717
Total restructuring costs	$12,704	$—	$824	$13,528

Nine Months Ended February 23, 2020
Asset write-off costs	$10,648	$—	$406	$11,054
Employee severance and benefit costs	1,135	—	610	1,745
Lease costs	392	—	26	418
Other restructuring costs	529	—	188	717
Total restructuring costs	$12,704	$—	$1,230	$13,934

12. Subsequent Events
Debt Covenant Amendment
As disclosed in Note 7 - Debt, on March 19, 2020, the Company entered into the Seventh Amendment, which increased the Total Leverage Ratio covenant to 5.75 to 1.00 from 5.00 to 1.00 for the period ending February 23, 2020. The Seventh Amendment also created minimum monthly EBITDA, and maximum capital expenditure covenants through May 31, 2020. Finally, the Seventh Amendment added reporting requirements and frequencies. In connection with the execution of the Seventh Amendment, the Company paid $0.5 million in bank fees.
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While, to the Company’s knowledge, the COVID-19 pandemic has not yet materially impacted its business, operations, or financial results, it may have far-reaching impacts on many aspects of its operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to make adjustments to its responses accordingly.

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
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the ability to successfully integrate Yucatan Foods into the Curation Foods business, the mix between domestic and international sales, and those other risks mentioned in this report and in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, our Annual Report on Form 10-K for the fiscal year ended May 26, 2019, and hereafter in our other SEC filings and public communications.
You should evaluate all forward-looking statements made by us in the context of all risks and uncertainties described with respect to our business. We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The Company
Landec Corporation and its subsidiaries (“Landec” or the “Company”) design, develop, manufacture and sell differentiated health and wellness products for food and biomaterials markets. There has been a shift in consumer behavior to healthier eating habits and preventive wellness to improve quality of life. In our Curation Foods, Inc. ("Curation Foods") business, we are committed to offering healthy, fresh produce products conveniently packaged to consumers. In our Lifecore Biomedical, Inc. (“Lifecore”) biomaterials business, we commercialize products that enable people to stay more active as they grow older.

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
Curation Foods
The Curation Foods business is comprised of Curation Foods’ packaged fresh vegetables business sold primarily under the Eat Smart brand, O branded olive oils and wine vinegars, and Yucatan and Cabo Fresh guacamole and avocado food products.
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
Products Currently in Approximately 68% of North American Retail Grocery Stores: Curation Foods’ packaged fresh vegetables business has products in approximately 68% of all North American retail grocery stores. This gives Curation Foods the opportunity to sell new products to existing customers and to increase distribution of its approximately 120 unique packaged fresh vegetable products within those customers.
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
COVID-19
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While, to the Company’s knowledge, the COVID-19 pandemic has not yet materially impacted its business, operations, or financial results, it may have far-reaching impacts on many aspects of its operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, the

Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to make adjustments to its responses accordingly.
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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 23, 2020	February 24, 2019	Amount	%	February 23, 2020	February 24, 2019	Amount	%
Curation Foods	$127,482	$131,851	$(4,369)	(3)%	$373,906	$353,014	$20,892	6%
Lifecore	25,446	23,703	1,743	7%	60,329	51,765	8,564	17%
Total Revenues	$152,928	$155,554	$(2,626)	(2)%	$434,235	$404,779	$29,456	7%

Curation Foods
The decrease in Curation Foods’ revenues for the three months ended February 23, 2020, compared to the same period last year, was primarily due to a $7.2 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, and a $2.2 million decrease in green bean revenues due to weather-related events that resulted in lower yields. These decreases were partially offset by a $2.0 million increase in Yucatan Foods’ revenues, a $1.9 million increase in BreatheWay revenues, and a $1.0 million increase in salad revenues.
The increase in Curation Foods’ revenues for the nine months ended February 23, 2020, compared to the same period last year, was primarily due to the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed $32.1 million in revenues and from a $9.4 million increase in salad revenues. These increases were partially offset by a $15.9 million planned decrease in revenues from packaged vegetables in bags and trays, a $7.5 million decrease in green bean revenues due to weather-related events that resulted in lower yields, and a $3.0 million increase in BreatheWay revenues.

Lifecore
The increase in Lifecore’s revenues for the three months ended February 23, 2020, compared to the same period last year, was due to a $2.4 million increase in development services revenues primarily due to increased activity with existing customers, partially offset by a $0.6 million decrease in aseptic revenues due to the timing of shipments.

The increase in Lifecore’s revenues for the nine months ended February 23, 2020, compared to the same period last year, was due to a $6.9 million increase in development services revenues primarily due to increased activity with existing customers, a $0.9 million increase in aseptic revenues due to increased demand, and a $0.8 million increase in fermentation revenues as a result of the timing of shipments.
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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 23, 2020	February 24, 2019	Amount	%	February 23, 2020	February 24, 2019	Amount	%
Curation Foods	$9,162	$9,993	$(831)	(8)%	$28,874	$34,570	$(5,696)	(16)%
Lifecore	10,885	11,576	(691)	(6)%	22,023	20,221	1,802	9%
Total Gross Profit	$20,047	$21,569	$(1,522)	(7)%	$50,897	$54,791	$(3,894)	(7)%

Curation Foods
The decrease in gross profit for the Curation Foods business for the three months and nine months ended February 23, 2020, compared to the same periods last year, was primarily due to (1) the sale of higher cost avocado products that were produced during the fourth quarter of fiscal 2019 and first quarter of fiscal 2020 when the costs of avocados were substantially higher than current production costs, (2) weather-related events impacting raw material supply, and (3) lower gross profit resulting from the planned decrease in revenues from packaged vegetables in bags and trays. These decreases were partially offset by an increase in gross profits from the increase in BreatheWay revenues.
Lifecore
The decrease in gross profit for the Lifecore business for the three months ended February 23, 2020, compared to the same period last year, was due to the timing of production and shipments within the fiscal year, partially offset by gross profit from increased development services revenues.
The increase in gross profit for the Lifecore business for the nine months ended February 23, 2020, compared to the same period last year, was due to increased development services, fermentation, and aseptic revenues.
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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 23, 2020	February 24, 2019	Amount	%	February 23, 2020	February 24, 2019	Amount	%
Curation Foods	$1,239	$1,299	$(60)	(5)%	$4,047	$3,731	$316	8%
Lifecore	1,507	1,271	236	19%	4,295	3,701	594	16%
Other	1	169	(168)	(99)%	48	573	(525)	(92)%
Total R&D	$2,747	$2,739	$8	—%	$8,390	$8,005	$385	5%

The increase in R&D expenses for the three and nine months ended February 23, 2020, compared to the same periods last year, was primarily due to higher professional service expenses related to brand restage initiatives and new product development in the salad kit and avocado products product lines at Curation Foods and higher salary and benefit expenses due to an increase in headcount at Lifecore, partially offset by decreases at our Other segment from fewer product development activities for our new ventures.
Selling, General, and Administrative (SG&A):
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 23, 2020	February 24, 2019	Amount	%	February 23, 2020	February 24, 2019	Amount	%
Curation Foods	$10,260	$13,817	$(3,557)	(26)%	$34,923	$32,018	$2,905	9%
Lifecore	1,958	1,638	320	20%	5,855	4,883	972	20%
Other	6,565	133	6,432	4,836%	13,222	6,890	6,332	92%
Total SG&A	$18,783	$15,588	$3,195	20%	$54,000	$43,791	$10,209	23%

The increase in SG&A expenses for the three months ended February 23, 2020, compared to the same period last year, was due to a $6.4 million increase at our Other segment primarily due to a $3.2 million increase in legal fees from compliance matters and a $2.6 million reduction of the earnout liability (reduction of SG&A costs) associated with the O acquisition in the same period last year, which was partially offset by a $3.6 million decrease in our Curation Foods business primarily due to (1) not incurring Yucatan Foods merger and acquisition costs in the current period, compared to the $2.7 million incurred in the same period last year, and (2) lower bonus expenses compared to the same period last year.
The increase in SG&A expenses for the nine months ended February 23, 2020, compared to the same period last year, was due to (1) a $6.3 million increase at our Other segment primarily due to a $4.0 million increase in legal fees from compliance matters and a $3.0 million greater reduction of the earnout liability (reduction of SG&A costs) associated with the O acquisition in the same period last year compared to the current period, (2) a $2.9 million increase in our Curation Foods business primarily due to the $1.2 million reserve for the receivable from Pacific Harvest, $1.0 million of increased SG&A at Yucatan Foods, which is primarily due to a full year of SG&A expenses in the current period compared to a partial year, net of merger and acquisition costs incurred, in the same period last year, and a $0.9 million increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (3) a $1.0 million increase in our Lifecore business from higher salary and benefit expenses.
Other:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 23, 2020	February 24, 2019	Amount	%	February 23, 2020	February 24, 2019	Amount	%
Dividend Income	$281	$413	$(132)	(32)%	$843	$1,238	$(395)	(32)%
Interest Income	$46	$34	$12	35%	$96	$113	$(17)	(15)%
Interest Expense	$(2,211)	$(1,771)	$(440)	25%	$(6,455)	$(3,275)	$(3,180)	97%
Other Income	$67	$—	$67	100%	$61	$1,600	$(1,539)	(96)%
Income Tax Benefit (Expense)	$5,310	$(385)	$5,695	N/M	$7,840	$(917)	$8,757	N/M

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A and $7.0 million Senior B preferred stock investment in Windset, which yields a cash dividend of 7.5% annually. The decrease in dividend income for the three and nine months ended February 23, 2020 compared to the same periods last year was due to the sale of the Company's $7.0 million Senior B preferred stock to Windset in the fourth quarter of fiscal year 2019.
Interest Income
The increase and decrease in interest income for the three and nine months ended February 23, 2020, respectively, compared to the same periods last year, was not significant.
Interest Expense
The increase in interest expense for the three and nine months ended February 23, 2020, compared to the same periods last year, was a result of an increase in total debt from $81.8 million as of February 24, 2019 to $180.7 million as of February 23, 2020. The increase in debt was primarily due to the additional borrowings to fund the acquisition of Yucatan Foods in the third quarter of fiscal 2019, as well as increases in the Company’s line of credit to fund new equipment purchases during the last twelve months.
Other Income
The increase in other income for the three months ended February 23, 2020, compared to the same periods last year, was not significant.
The decrease in other income for the nine months ended February 23, 2020 compared to the same period last year, was primarily a result of the change in fair value of the Company's investment in Windset, which increased $0.2 million for the nine months ended February 23, 2020 compared to an increase of $1.6 million for the nine months ended February 24, 2019, respectively.
Income Taxes
The change in income tax during the three and nine months ended February 23, 2020, compared to the same periods last year, was due to the income tax benefit from pre-tax loss for the three and nine months ended February 23, 2020 compared to the income tax expense from pre-tax income for the three and nine months ended February 24, 2019. The effective tax rate for the three and nine months ended February 23, 2020 was lower than the statutory federal income tax rate of 21% primarily due to the impact of state taxes, and stock-based compensation, partially offset by federal & state R&D Credits.
Liquidity and Capital Resources
As of February 23, 2020, the Company had cash and cash equivalents of $2.6 million, a net increase of $1.5 million from $1.1 million as of May 26, 2019.
Cash Flow from Operating Activities
The Company used $4.3 million of net cash in operating activities during the nine months ended February 23, 2020, compared to $17.4 million of net cash provided by operating activities for the nine months ended February 24, 2019. The primary uses of net cash in operating activities during the nine months ended February 23, 2020 were from (1) a $23.0 million net loss, (2) a $7.9 million reduction in deferred taxes, and (3) a net increase of $1.4 million in working capital. These uses of cash were offset by (1) $15.7 million of depreciation/amortization and stock based compensation expense, and (2) $12.7 million from the restructuring and impairment of assets charges and the Pacific Harvest note receivable reserve.
The primary factors for the increase in working capital during the nine months ended February 23, 2020, were (1) a $12.9 million increase in inventory, primarily to support the planned sales growth at Lifecore and Yucatan Foods and (2) a $2.2 million decrease in accrued compensation primarily related to fiscal year 2019 earned bonuses being paid during the first quarter of fiscal year 2020. These increases in working capital were partially offset by (1) an $11.8 million increase in accounts payable due primarily to the timing of payments and (2) a $1.5 million increase in accrued liabilities in the current period versus the prior fiscal year end.
Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended February 23, 2020 was $19.3 million compared to $92.4 million for the same period last year. The use of cash in investing activities during the nine months ended February 23, 2020, was primarily due to the purchase of $22.1 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses, partially offset by the receipt of $2.4 million related to the sale of the Company's San Rafael, California office building.
Cash Flow from Financing Activities
Net cash provided by financing activities during the nine months ended February 23, 2020 was $25.0 million compared to $73.8 million for the same period last year. The net cash provided by financing activities during the nine months ended February 23, 2020, was primarily due to $27.5 million of borrowings under the Company's term loan and from a $6.5 million net increase in the Company’s line of credit. The cash provided by these financing activities were primarily used for $22.1 million of capital expenditures, $4.4 million of operating activities, and $8.1 million of long-term debt payments.
Capital Expenditures

During the nine months ended February 23, 2020, Landec purchased equipment to support the growth of the Curation Foods and Lifecore businesses. These expenditures represented the majority of the $22.1 million of capital expenditures in the period.
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
On November 30, 2018, the Company entered into the Fourth Amendment to the Credit Agreement, whereby the Term Loan was increased to $100.0 million and the Revolver was increased to $105.0 million.
On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement, which increased the Term Loan to $120.0 million and decreased the Revolver to $100.0 million. Both the Revolver and the Term Loan mature on October 25, 2022, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity.
On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the "Seventh Amendment"), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies.
Interest on both the Revolver and the Term Loan is based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of February 23, 2020, the Company was in compliance with all financial covenants under the Credit Agreement, other than the maximum Total Leverage Ratio covenant, which was waived by the lenders and retroactively amended pursuant to the Seventh Amendment to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020. As of February 23, 2020, our Total Leverage Ratio was 5.55 to 1.0.
As of February 23, 2020, $58.5 million was outstanding on the Revolver, at an interest rate of 5.16%.
The Company believes that its cash from operations, along with existing cash and cash equivalents will be sufficient to finance its operational and capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended May 26, 2019. See Note 7 – Debt for further information on the Company’s loans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 26, 2019 filed with the Securities and Exchange Commission on August 1, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of February 23, 2020, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter ended February 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the risks described below and those risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 26, 2019, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements.
Our shareholder value creation program, Project SWIFT, may not have the anticipated results, exposes us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
We have previously announced the development of a shareholder value creation program, Project SWIFT, designed to strategically realign our Curation Foods business to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This program includes the potential divestiture of our legacy vegetable bag and tray business, the closure of certain leased offices in Santa Clara, CA and Los Angeles, CA, the divestiture of our yet to be operational salad dressing plant in Ontario, CA, and certain actions taken to right size and redesign the Curation Foods organization. We may not be able to implement all of the actions that we intend to take in this program and we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings. In addition, our strategic realignment may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 31, 2020, has spread to approximately 160 countries, including the United States. While the COVID-19 pandemic has not yet directly materially impacted our sales or operations, we continue to monitor our operations, the operations of our customers and corporate partners, and government recommendations, and may elect to temporarily close our offices and manufacturing facilities to protect our employees. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to supply chains, suppliers and service providers to deliver materials and services on a timely basis, or at all, and overall economic instability. In addition, our growers, customers and corporate partners may reduce staffing and reduce or postpone certain projects in response to the spread of an infectious disease and may elect not to meet with or contact our employees or fulfill their obligations to us. Such events may result in business and manufacturing disruption, inventory shortages, delivery delays, and reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. In addition, with respect to our Curation Foods business, the responses to the COVID-19 pandemic may impact consumer spending and preferences, which may have an adverse impact on our sales in that segment. Also, with respect to our Lifecore business, the COVID-19 pandemic may result in fewer elective medical procedures, which may, in turn, impact our business and sales. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. Such future developments may include, among others, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. A significant outbreak of infectious diseases could result in, and in the case of COVID-19, has resulted in, a widespread health crisis that could adversely affect, and, in the case of COVID-19, has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms, our ability to comply with our obligations (including leases and debt covenants) and otherwise adversely impact our business, financial condition and results of operations.

Our credit facility provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility or otherwise adversely affect our results of operations.
We are party to a credit agreement, as amended, which contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.. In addition, in connection with the recent amendments to our credit facility, certain additional financial covenants that remain in effect through May 31, 2020, including with respect to minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, additional reporting obligations, and increases to the maximum interest rates and borrowing costs were implemented, which may further adversely impact our business and may increase our risks of noncompliance.
A failure by us to comply with the covenants specified in our credit agreement, as amended, could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. As of February 23, 2020, our total leverage ratio was 5.55 to 1.0. Accordingly, we were not in compliance with the maximum total leverage ratio covenant under the credit agreement. The maximum total leverage ratio was retroactively amended to 5.75 to 1.0 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.0 for the fiscal quarter ending May 31, 2020, and thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and remains fixed through maturity. We cannot guaranty that we will be able to remain in compliance with all applicable covenants, including those additional financial covenants that remain in effect through May 31, 2020. If the debt under our credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
We are subject to increasing competition in the marketplace.
Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food products, industrial, medical and pharmaceutical companies is expected to be intense. These competitive conditions could lead to significant downward pressure on the prices of our products, which would have a material adverse effect on our sales and profitability. In addition, the nature of our collaborative arrangements may result in our corporate partners and licensees becoming our competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.
A significant portion of our revenues are derived from a small number of customers, the loss of which could materially adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of customers. During the nine months ended February 23, 2020, sales to the Company’s top five customers accounted for 39% of revenues. The Company’s top two customers, Wal-Mart Stores, Inc. and Costco Wholesale Corporation accounted for 17% and 15%, respectively, of revenues for the nine months ended February 23, 2020. Any termination, reduction or delay in orders or purchasing arrangements with one of our major customers, even if only temporary, could seriously harm our business, financial condition and results of operations. Furthermore, in any future negotiations we may be subject to the perceived or actual leverage that these customers may have, given their relative size and importance to us.
We expect to continue to be dependent on a small number of customers for a significant portion our revenues in the near-term future and the restructuring or divestiture of any business sector would further consolidate our sources of revenue and increase our reliance on a select number of customers. There can be no assurance that revenue from any customer will continue at historical levels, and the failure of key customers to purchase our products in the amounts they historically have, or in the amounts that we expect, would seriously harm our business and results of operations. If we cannot broaden our customer base, we will continue to depend on a small number of customers for a significant portion of our revenue.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares repurchased by the Company during the fiscal quarter ended on February 23, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
10.1	Seventh Amendment to Credit Agreement, dated March 19, 2020, by and among Landec Corporation, Curation Foods, Inc., GreenLine Logistics, Inc., Yucatan Foods, Inc., Camden Fruit Corp., BMO Harris Bank, N.A., City National Bank and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020).

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Filed herewith.

** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Brian McLaughlin
Brian McLaughlin
Chief Financial Officer and Vice President of Finance and Administration
(Principal Financial and Accounting Officer)
Date: April 3, 2020