Form 10-K
period 2020-05-31
LANDEC CORP \CA\
filed 2020-08-14
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _________ to _________.
Commission file number: 000-27446
LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2811 Airpark Drive
Santa Maria,	California	93455
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:
(650) 306-1650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	LNDC	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $295,750,000 as of November 24, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 10, 2020, there were 29,241,889 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

1

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

i

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the ability to successfully integrate Yucatan Foods into the Curation Foods business, the mix between domestic and international sales, and those other risks mentioned in Item 1A. “Risk Factors” of this report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” of this report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report and hereafter in our other SEC filings and public communications.
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

PART I

Item 1. Business
Corporate Overview
Landec Corporation and its subsidiaries (“Landec,” the “Company”, "we" or "us") design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners.
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”) is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay® packaging technology.
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 35 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Landec’s common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 2811 Airpark Drive Santa Maria, California 93455, and the telephone number is (650) 306-1650.

Reportable Segments
Landec has three reportable business segments – Curation Foods, Lifecore and Other, which are described below. During the fourth quarter of fiscal years 2019 and 2018 the Company discontinued its Now Planting® and Food Export businesses, respectively. The operating results for the Now Planting and Food Export businesses are presented as discontinued operations in the Company’s accompanying Consolidated Financial Statements and the financial results for fiscal years 2020, 2019, and 2018.
Curation Foods
Curation Foods Overview
Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of fresh packaged plant based salads and vegetables. Curation Foods serves as the corporate umbrella for its patented BreatheWay® packaging technology and for its portfolio of four natural food brands, including the Company’s legacy and flagship brand Eat Smart® as well as its three more recently acquired natural food brands, O Olive Oil & Vinegar® (“O”) products, and Yucatan® and Cabo Fresh authentic guacamole and avocado products. The major distinguishing characteristics of Curation Foods that provide competitive advantage are insight driven product innovation, diversified fresh food supply chain, refrigerated supply chain and customer reach. We believe that Curation Foods is well positioned as a single source of a broad range of products. Curation Foods also has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of all of its packaged salads and vegetable products. Our products are currently available in over 86% of retail and club stores across North America.
During fiscal 2019, the Company redefined the strategy for its Curation Foods segment in order to improve the Company’s overall profitability by launching Project SWIFT, a value creation program designed to transform the Curation Foods business by simplifying the business, realigning its resources and seeking to improve the Company’s balance sheet through three strategic priorities - optimizing its operations networks, maximizing strategic assets and redesigning the organization to be more competitive.
Curation Foods Brands
Eat Smart: The Company sells specialty fresh packaged Eat Smart branded and private label salads, fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. Within the Eat Smart brand, produce is processed by trimming, washing, sorting, blending, and packaging into bags and trays.
O Olive Oil & Vinegar: The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.
Yucatan & Cabo Fresh Avocado Products: The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods was founded in 1991. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business added a double-digit growth platform, a lower-cost infrastructure in Mexico, and higher margin product offerings that generally exhibit less sourcing volatility. The Company manufactures and sells Yucatan and Cabo Fresh guacamole and avocado food products primarily to the U.S. grocery channel, but also to the U.S. mass retail, Canadian grocery retail and foodservice channels.
BreatheWay Packaging Technology: The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature in order to extend freshness naturally. The BreatheWay supply chain packaging technology extends shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain to the consumer. The Company generates revenue from the sale to and/or use of its BreatheWay patented packaging technology by partners such as Windset Holding 2010 Ltd., a Canadian corporation (“Windset”), for packaging of its greenhouse grown cucumbers and peppers. In addition, the Company sells its complete supply chain solution for fresh pallets of product ensuring more marketable fruit and vegetables at retail. Most vegetable products packaged in the Company’s BreatheWay packaging technology achieve a shelf-life of approximately 17 days. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. The Company manufactures its BreatheWay packaging through selected qualified contract manufacturers.

Windset: The Company holds a 26.9% investment ownership in Windset, a leading edge grower of hydroponically-grown produce. The Company believes that Windset’s know-how and growing practices of hydroponically-grown produce will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops and has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers. The Curation Foods segment operating results include the dividends and Landec’s share of the change in fair market value of its investment in Windset.
Lifecore Biomedical
Lifecore, located in Chaska, Minnesota, is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. It is involved in the manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) in bulk form as well as formulated and filled syringes and vials for injectable products used in treating a broad spectrum of medical conditions and procedures. Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities.
Lifecore CDMO provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology transfer, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation, and production of materials for clinical studies.
Built over many years of experience, Lifecore separates itself from its competition based on its five areas of expertise, including but not limited to Lifecore’s ability to:

Establish strategic relationships with market leaders:
Lifecore continues to develop applications for products with partners who have strong marketing, sales, and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has established long-term relationships with global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories, and leverages those partnerships to attract new relationships in other medical markets.
Expand medical applications for HA:
Due to the growing knowledge of the unique characteristics of HA and Lifecore’s unique strength and history as a trusted manufacturer of pharmaceutical injectable grade HA products, Lifecore continues to identify and pursue opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, next generation orthopedics and device coatings, and through sales to academic and corporate research customers. Further applications may involve expanding process development activity and/or additional licensing of technology.
Utilize manufacturing infrastructure to meet customer demand:
Lifecore has made strategic capital investments in its CDMO business focusing on extending its aseptic filling capacity and capabilities to meet increasing partner demand and to attract new contract filling opportunities outside of HA markets. Lifecore is using its manufacturing capabilities to provide contract manufacturing and development services to its partners in the area of sterile pre-filled syringes and vials, as well as fermentation and purification requirements.
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

Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in their results, processes and customer relationships. With over 35 years of a superior track record with global regulatory bodies (FDA, EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.
Other
Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses.
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic has had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

Sales and Marketing
Curation Foods is supported by dedicated sales and marketing teams located throughout the U.S. and Canada.
Lifecore relies on name recognition and referrals regarding its biomedical-based CDMO and manufacturing experience and expertise to attract new customers and offers its services with minimal marketing and sales infrastructure.
Manufacturing and Processing
Seasonality
Curation Foods' can be affected by seasonal weather factors, which can result in higher costs of sourcing and processing its produce products due to a shortage of essential produce items. Lifecore is not significantly affected by seasonality.
Curation Foods
Eat Smart Fresh Packaged Salads and Vegetables
Fresh packaged salads, vegetable products and fresh-cut packaged green beans are processed in the Company’s facilities located in Guadalupe, California; Bowling Green, Ohio; Hanover, Pennsylvania; and Vero Beach, Florida. Cooling of produce is done by third parties as well as our own cooling systems. As part of Landec’s Project SWIFT, in June 2020 the Company began exploring opportunities for the planned divestiture of its underutilized Hanover manufacturing facility.
O Olive Oil & Vinegar
O uses third parties to crush, process, and bottle its olive oil products, primarily within California. The fermentation, production, and processing of vinegar is performed at the Company’s facility in Petaluma, California, using ingredients sourced from various third parties primarily within California. O uses third parties in California to bottle its vinegar products.
Yucatan and Cabo Fresh
Guacamole for the Yucatan and Cabo Fresh brands is primarily produced and packed at the Company’s facility in Guanajuato, Mexico, using ingredients sourced from various third parties within the United States and Mexico.
BreatheWay
BreatheWay packaging systems use polymer manufacturing, membrane manufacturing, and label package conversion. Contract manufacturers currently make virtually all of the polymers for the BreatheWay packaging system and breathable membranes. The Company performs the label package conversion in its various processing facilities.

Lifecore
The commercial production of HA requires fermentation, separation, and purification and aseptic processing capabilities. HA can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from bacterial fermentation, using an efficient microbial fermentation process and an effective purification operation.
Lifecore’s facilities in Chaska, Minnesota are used for the HA and non-HA manufacturing process, formulation, aseptic syringe and vial filling, analytical services, secondary packaging, warehousing raw materials and finished goods, and distribution. Lifecore provides versatility in the manufacturing of various types of finished products and supplies several different forms of HA and non-HA products in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. As of the date of this report, the Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.
Competition
The Company operates in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large food-products, industrial, medical and pharmaceutical companies is expected to be intense. In addition, the nature of our collaborative arrangements may result in our business partners and licensees becoming our competitors. Many of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.
The food industry is highly competitive, and further consolidation with our customers would likely increase competition. The Company’s principal competitors, Taylor Farms and Fresh Express, have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our margins and profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
In addition, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits.
Patents and Proprietary Rights
The Company’s success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has 18 active U.S. patents as of May 31, 2020 with expiration dates ranging from 2020 to 2035.

Government Regulation
Curation Foods
The Company’s food products and operations are also subject to regulation by various foreign, federal, state, and local agencies, with respect to production processes, product attributes, packaging, labeling, advertising, import, export, storage, transportation and distribution.
In the U.S., food products are primarily regulated by the Food and Drug Administration (“FDA”), which has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing, food packing and holding, food additives, food safety, the growing and harvesting of produce intended for human consumption, food transportation, food labeling, food packaging, and food supplier controls including foreign supplier verification. In addition, advertising of our products is subject to regulation by the Federal Trade Commission (“FTC”), and operations are subject to certain health and safety regulations, such as those issued under the Occupational Safety and Health Act (“OSHA”). All of our U.S. facilities and food products must be in compliance with the Federal Food, Drug, and Cosmetic Act (“FDC Act”) as amended by, among other things, the FDA Food Safety Modernization Act (“FSMA”). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA, and our food products sold into Canada must be in compliance with applicable Canadian food safety and labeling regulations.
Lifecore
The FDA regulates and/or approves the clinical trials, manufacturing, labeling, distribution, import, export, sale and promotion of medical devices and drug products in or from the United States. Some of the Company’s and its customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices or drug products, that in some cases require FDA approval or clearance, prior to U.S. distribution of Pre-Market Approval (“PMA”), or New Drug Applications (“NDA”), or Pre-Market Notifications, or other submissions and by foreign countries, which regulate some of the products as medical devices or drug products.
Other regulatory requirements are placed on the design, manufacture, processing, packaging, labeling, distribution, record-keeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device and drug manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device and/or drug requirements, as applicable. The FDA also conducts pre-approval inspections for PMA and NDA product introduction. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval, as applicable, for modifications to the device, drug product, or its labeling. Similarly, companies that own FDA Pre-Market Notifications for marketed products must obtain additional FDA clearance for certain modifications to their devices or labeling. Other applicable FDA requirements include but are not limited to reporting requirements such as the medical device reporting regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA also maintains adverse event reporting requirements for drug products, among other post-market regulatory requirements.
Employees
As of May 31, 2020, Landec had 796 full-time employees, of whom 646 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 150 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products. None of Landec’s employees are represented by a union, and Landec considers its relationship with its employees to be good.
Available Information
Landec’s website is www.landec.com. Landec makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.
Our shareholder value creation program, Project SWIFT, may not have the anticipated results, exposes us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
We have previously announced the development of a shareholder value creation program, Project SWIFT, designed to strategically realign our Curation Foods business to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This program includes reviewing strategic options for our legacy vegetable bag and tray business, the closure of certain leased offices in Santa Clara, California and Los Angeles, California, the divestiture of our yet-to-be-operational salad dressing plant in Ontario, California, planned divestiture of our underutilized Hanover manufacturing facility, and certain other actions taken to redesign the Curation Foods organization. We may not be able to implement all of the actions that we intend to take in this program and we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings. Any reduction in workforce or divestitures of facilities or other assets may also expose us to additional risks, including potential litigation (including labor and employment disputes), unforeseen costs or adverse impacts to the operations of our retained businesses. In addition, our strategic realignment efforts may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
The COVID-19 Pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 31, 2020, has spread to approximately 160 countries, including the United States. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption to our businesses and to the financial markets both globally and in the United States. The COVID-19 pandemic has had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. In particular, the COVID-19 pandemic has resulted in and may continue to result in, regional quarantines, labor shortages or stoppages, adverse changes in consumer purchasing patterns, reductions in customer demand for our products, increased safety and compliance costs, disruptions to our supply chains, suppliers and service providers to deliver materials and services on a timely basis, and overall economic instability, which have significantly adversely affected and could further adversely affect our business, financial condition and results of operations. In addition, in response to the COVID-19 pandemic, our suppliers, growers, and corporate partners have reduced staffing and have reduced, delayed and postponed certain projects, initiatives or other arrangements in response to the spread of the COVID-19 pandemic, which may continue or worsen as the pandemic continues. These actions have resulted in and may result in further business and manufacturing disruption, inventory shortages, delivery delays, additional costs, and reduced sales and operations for us, any of which have and could further significantly affect our business, financial condition and results of operations. With respect to our Curation Foods business specifically, the responses to the COVID-19 pandemic have also adversely impacted and may further impact consumer spending and our customer’s preferences, which have had and may continue to have an adverse impact on our sales in that segment. With respect to our Lifecore business, the COVID-19 pandemic has resulted and may continue to result in fewer elective medical procedures, which, in turn, has and may continue to adversely impact our business and sales. The extent to which the COVID-19 pandemic has impacted our business is difficult to ascertain, and future potential impacts to our business will depend on how the COVID-19 pandemic continues to evolve, which is highly uncertain and cannot be predicted. Such future developments may include, among others, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms, our ability to comply with our obligations (including leases and debt covenants) and otherwise adversely impact our business, financial condition and results of operations.
The situation surrounding the COVID-19 pandemic remains fluid, and given its inherent uncertainty, we expect that it will continue to have significant adverse impacts on our business in the future. The duration and extent of the impact from the COVID-19 pandemic, or any other future pandemic, epidemic or outbreak, depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, distributors and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could continue to have a significant adverse effect on our business, financial condition and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed elsewhere in this Report, any of which could have a material effect on us.
Our credit facility provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
We are party to a credit agreement, as amended, which contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. In addition, in connection with the recent amendments to our credit facility, certain additional financial covenants that remain in effect through February 28, 2021, including with respect to minimum cumulative monthly Unadjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds and maximum capital expenditures, additional reporting obligations, and increases to the maximum interest rates and borrowing costs were implemented, which may further adversely impact our business and may increase our risks of noncompliance.
A failure by us to comply with the covenants specified in our credit agreement, as amended, could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. The maximum total leverage ratio required under our covenant for the fiscal quarter ended May 31, 2020, was 5.00 to 1.0, and thereafter decreases by 25 basis points each subsequent fiscal quarter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and remains fixed through maturity. We were not in compliance with the maximum total leverage ratio covenant under the credit agreement as of May 31, 2020, which was waived by the lenders pursuant to the Eighth Amendment entered into on July 15, 2020. In addition, we were not in compliance with certain of our financial covenants under the credit agreement during the third quarter of fiscal 2020, which were also waived by our lenders. In connection with these waivers, as previously disclosed, our borrowing rates under the credit agreement were increased, additional covenant restrictions were added to the credit agreement, and we incurred certain fees and expenses. We cannot guaranty that we will be able to remain in compliance with all applicable covenants under the credit agreement in the future, that our lenders will elect to provide similar waivers or enter into similar amendments in the future, or, if the lenders do provide similar waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially or adversely our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.
Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.

Adverse weather conditions and other acts of god may cause substantial decreases in our sales and/or increases in our costs
Our Packaged Fresh Salads and Vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company regularly experiences significant product sourcing issues as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.
Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits
During the fiscal year ended May 31, 2020, sales to the Company’s top five customers accounted for approximately 48% of total revenue of the Company, with the top two customers from the Curation Foods segment, Costco Corporation and Walmart, Inc. accounting for approximately 18% and 15%, respectively, of total revenues of the Company. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Curation Foods and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.
Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers on which we can rely for business. These consolidations, the growth of supercenters, and the growth of e-commerce customers have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. These customers may also in the future use more of their shelf space, currently used for our products, for their store brand products. We continue to implement initiatives to counteract these pressures. However, if the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.
Consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, as noted above, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.
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
The food industry is highly competitive, and further consolidation in the industry would likely increase competition. Our principal competitors have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our margins and profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
In addition, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits.
We must identify changing consumer preferences and develop and offer food products to meet their preferences
Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in acquisitions, marketing, and innovation will be less successful.
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
•our ability and our growers’ ability to obtain an adequate supply of labor,
•our growers’ ability to obtain an adequate supply of water,
•the seasonality and availability and quantity of our supplies,
•our ability to process produce during critical harvest periods,
•the timing and effects of ripening,
•the degree of perishability,
•the effectiveness of worldwide distribution systems,
•total worldwide industry volumes,
•the seasonality and timing of consumer demand,
•foreign currency fluctuations, and

•foreign importation restrictions and foreign political risks
In addition, the COVID-19 pandemic has increased the risk of fluctuations in such factors. As a result of these and other factors, we expect to continue to experience fluctuations in quarterly operating results.
Our operations are subject to regulations that directly impact our business
Our products and operations are subject to governmental regulation in the United States and foreign countries. The manufacture of our products is subject to detailed standards for product development, manufacturing controls, ongoing quality monitoring and analysis, and periodic inspection by regulatory authorities. We may not be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive approvals or loss of previously received approvals would have a material adverse effect on our business, financial condition and results of operations. A significant portion of Curation Foods’ manufacturing workforce is provided by third-party labor contractors. The Company relies upon these contractors to validate the worker’s immigration status and their eligibility to work in the Company’s facilities, and failure of these contractors’ control processes or our internal control processes could result in Curation Foods not complying with applicable regulations. Although we have no reason to believe that we will not be able to comply with all applicable regulations regarding the manufacture and sale of our products and polymer materials, regulations are always subject to change and depend heavily on administrative interpretations and the country in which the products are sold. Future changes in regulations or interpretations relating to matters such as safe working conditions, laboratory and manufacturing practices, produce safety, environmental controls, and disposal of hazardous or potentially hazardous substances may adversely affect our business.
Our food operations are subject to regulation by the FDA, FTC, and other governmental entities. Applicable laws and regulations are subject to change from time to time and could impact how we manage the production, labeling, and sale of our food products. We are subject, for example, to FDA compliance and regulations concerning the safety of the food products handled and sold by Curation Foods, and the facilities in which they are packed, processed, and stored. Failure to comply with the applicable regulatory requirements can, among other things, result in:

•the issuance of adverse inspectional observations,
•Warning or Courtesy Letters,
•import refusals,
•fines, injunctions, civil penalties, and facility suspensions,
•withdrawal of regulatory approvals or registrations,
•product recalls and product seizures, including cessation of manufacturing and sales,
•operating restrictions, and
•criminal prosecution
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
Lifecore’s existing products and the products that Lifecore is developing for its customers are considered to be medical devices, drug products, or combination products, and therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed safety and efficacy data, including clinical studies, as well as extensive site inspections and lengthy regulatory agency reviews. There can be no assurance that any of the clinical studies utilizing product produced by Lifecore for its customers will be authorized to proceed, or if authorized will show safety or effectiveness; that any of the products that Lifecore is producing for its customers that require FDA clearance or approval will obtain such clearance or approval on a timely basis, on terms acceptable to the Sponsor Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.
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
Federal, state and local regulations impose various environmental controls on the use, storage, discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in some of our manufacturing processes. Our failure to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject us to substantial liability, cause us to clean up and incur remediation expenses, or cause our manufacturing operations to be suspended. In addition, changes in environmental regulations may impose the need for additional capital equipment or other requirements.
Any new business acquisition will involve uncertainty relating to integration
We completed the Yucatan Foods acquisition in December, 2018, and the O acquisition in March, 2017. We have acquired other businesses in the past and may make additional acquisitions in the future. The successful integration of new business acquisitions may require substantial effort from the Company’s management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company’s ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company’s activities. There can be no assurance that the Company will be able to retain key management, technical, sales and customer support personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company’s business, results of operations and financial condition.
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
•price,
•safety,
•efficacy,
•reliability,
•conversion costs,
•regulatory approvals,
•marketing and sales efforts, and
•general economic conditions affecting purchasing patterns

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
As a result of policy changes of the U.S. presidential administration and U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
We may be exposed to employment related claims and costs that could materially adversely affect our business
We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment, and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers’ compensation claims and other similar claims. We could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies, such as Curation Foods, which use contract employees could be found to be “joint employers” with the staffing firm, which may increase our potential exposure for any such claims from contract employees.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs
Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.
We have a concentration of manufacturing for Curation Foods and Lifecore and may have to depend on third parties to manufacture our products
We have a limited number of manufacturing facilities, all of which use specialized manufacturing equipment to operate our business. Any disruptions in our primary manufacturing operations would reduce our ability to sell our products and would have a material adverse effect on our financial results, and create significant additional costs and inefficiencies if we were required to replace such facilities. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected. In that event, additional regulatory inspections or approvals may be required, and additional quality control measures would need to be implemented. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

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
We are subject to the risks of doing business internationally
We are subject to the risks of doing business internationally. We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados and vegetables from foreign growers and packers, sell products to foreign customers, and operate a production facility in Mexico. In the most recent years, there has been an increase in organized crime in Mexico, and significant changes in the Mexican government, both of which create risk for our business. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.
Fluctuations in foreign currency exchange rates in Mexico may also adversely affect our operating results. While our operations are predominantly in the U.S., we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in the Mexican peso. As a result, our financial performance may be affected by changes in foreign currency exchange rates. Moreover, any favorable or unfavorable impacts to gross profit, gross margin, income from operations or segment operating profit from fluctuations in foreign currency exchange rates are likely to be inconsistent year over year.
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
For fiscal year 2020, approximately 17% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:
•regulatory approval process,
•government controls,
•export license requirements,
•political instability,
•price controls,
•trade restrictions,
•fluctuations in foreign currencies,
•changes in tariffs, or
•difficulties in staffing and managing international operations.
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

Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials
Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products, and raw materials for our HA products. In addition, several services that are provided to Curation Foods are obtained from a single provider. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business. We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors at all or on a timely basis. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all, all of which could materially harm our business.
We depend on our infrastructure to have sufficient capacity to handle our on-going production needs
If our machinery or facilities are damaged or impaired due to natural disasters or mechanical failure, or we lose members of our workforce beyond the levels needed to maintain our business, we may not be able to operate at a sufficient capacity to meet our production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.
We depend on strategic partners and licenses for future development
Our strategy for development, clinical and field testing, manufacture, commercialization and marketing for some of our current and future products includes entering into various collaborations with corporate partners, licensees, and others. We are dependent on our corporate partners to develop, test, manufacture and/or market some of our products. Although we believe that our partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within our control. Our partners may not perform their obligations as expected or we may not derive any additional revenue from the arrangements. Our partners may not pay any additional option or license fees to us or may not develop, market or pay any royalty fees related to products under such agreements. Moreover, some of the collaborative agreements provide that they may be terminated at the discretion of the corporate partner, and some of the collaborative agreements provide for termination under other circumstances. Our partners may pursue existing or alternative technologies in preference to our technology. Furthermore, we may not be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, and our collaborative arrangements may not be successful.
Our reputation and business may be harmed if our computer network security or any of the databases containing our trade secrets, proprietary information or the personal information of our employees are compromised
Cyber-attacks or security breaches could compromise our confidential business information, cause a disruption in the Company’s operations or harm our reputation. We maintain numerous information assets, including intellectual property, trade secrets, banking information and other sensitive information critical to the operation and success of our business on computer networks, and such information may be compromised in the event that the security of such networks is breached. We also maintain confidential information regarding our employees and job applicants, including personal identification information. The protection of employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us to secure computer networks utilized for our business, security could be compromised, confidential information, such as Company information assets and personally identifiable employee information, could be misappropriated, or system disruptions could occur.
In addition, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect sensitive Company data being breached or compromised. Furthermore, actual or anticipated cyberattacks or data breaches may cause significant disruptions to our network operations, which may impact our ability to deliver shipments or respond to customer needs in a timely or efficient manner.

Data and security breaches could also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of confidential information related to our business or personal information of our employees. Any compromise or breach of our computer network security could result in a violation of applicable privacy and other laws, costly investigations and litigation, and potential regulatory or other actions by governmental agencies. As a result of any of the foregoing, we could experience adverse publicity, the compromise of valuable information assets, loss of sales, the cost of remedial measures and/or significant expenditures to reimburse third parties for resulting damages, any of which could adversely impact our brand, our business and our results of operations.
We may be unable to adequately protect our intellectual property rights or may infringe intellectual property rights of others
We may receive notices from third parties, including some of our competitors, claiming infringement by our products of their patent and other proprietary rights. Regardless of their merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, we could be required to alter our products or processes and our business, results of operations or financial position could be materially adversely affected. Our success depends in large part on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. Any pending patent applications we file may not be approved and we may not be able to develop additional proprietary products that are patentable. Any patents issued to us may not provide us with competitive advantages or may be challenged by third parties. Patents held by others may prevent the commercialization of products incorporating our technology. Furthermore, others may independently develop similar products, duplicate our products or design around our patents.
The global economy is experiencing continued volatility, which may have an adverse effect on our business
In recent years, the U.S. and international economy and financial markets have experienced significant volatility due to uncertainties related to the availability of credit, energy prices, the COVID-19 pandemic, national elections and other political events, difficulties in the banking and financial services sectors, diminished market liquidity, and geopolitical conflicts. Ongoing volatility in the economy and financial markets could further lead to reduced demand for our products, which in turn, would reduce our revenues and adversely affect our business, financial condition and results of operations. In particular, volatility in the global markets have resulted in softer demand and more conservative purchasing decisions by customers, including a tendency toward lower-priced products, which could negatively impact our revenues, gross margins and results of operations. In addition to a reduction in sales, our profitability may decrease because we may not be able to reduce costs at the same rate as our sales decline. We cannot predict the ultimate severity or length of the current period of volatility, or the timing or severity of future economic or industry downturns.
Given the current uncertain economic environment, and the COVID-19 pandemic, our customers, suppliers, and partners may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. This may result in lower sales and/or inventory that may not be saleable or may result in bad debt expenses for us. A worsening of the economic environment or continued or increased volatility of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically. Further, this economic volatility and uncertainty about future economic conditions makes it challenging for Landec to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations.
Our stock price may fluctuate in response to various conditions, many of which are beyond our control
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

•weather-related produce sourcing issues,
•technological innovations applicable to our products,
•pandemics, epidemics and other natural disasters, including the COVID-19 pandemic,
•our attainment of (or failure to attain) milestones in the commercialization of our technology,
•our development of new products or the development of new products by our competitors,
•new patents or changes in existing patents applicable to our products,
•our acquisition of new businesses or the sale or disposal of a part of our businesses,
•development of new collaborative arrangements by us, our competitors or other parties,

•changes in government regulations, interpretation, or enforcement applicable to our business,
•changes in investor perception of our business,
•fluctuations in our operating results, and
•changes in the general market conditions in our industry.
Fluctuations in our quarterly results may, particularly if unforeseen, cause us to miss projections which might result in analysts or investors changing their valuation of our stock.
Litigation costs and the outcome of litigation could have a material adverse effect on our business
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, safety standards, product liability, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. In addition, as described elsewhere in this report, the COVID-19 pandemic, and our responses thereto, may subject us to further litigation, including with respect to employment matters, contract disputes, and other matters. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management
The anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

•our certificate of incorporation includes a provision authorizing our Board of Directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and could make it more difficult for a stockholder to acquire us;
•our certificate of incorporation provides for a dual-class Board of Directors, in which each class will serve for a staggered two-year term;
•our certificate of incorporation limits the number of directors that may serve on the Board of Directors without the majority approval of all of the outstanding shares of our common stock;
•our amended and restated bylaws require advance notice of stockholder proposals and director nominations;
•our Board of Directors has the right to implement additional anti-takeover protections in the future, including stockholder rights plans and other amendments to our organizational documents, without stockholder approval; and
•Section 203 of the Delaware General Corporation Law may prevent large stockholders from completing a merger or acquisition of us.

These provisions may prevent a merger or acquisition of us which could limit the price investors would pay for our common stock in the future.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of May 31, 2020, the Company owned or leased the following principle physical properties:

Location	Business Segment	Ownership	Facilities
Guadalupe, CA	Curation Foods	Owned	199,000 square feet of office space, manufacturing and cold storage
Chaska, MN	Lifecore	Owned	147,300 square feet of office, laboratory and manufacturing space
Silao, Guanajuato, Mexico	Curation Foods	Leased	97,000 square feet of office and manufacturing space
Chaska, MN	Lifecore	Leased	80,950 square feet of office, manufacturing and warehouse space
Hanover, PA	Curation Foods	Owned	64,000 square feet of office space, manufacturing and cold storage
Bowling Green, OH	Curation Foods	Owned	55,900 square feet of office space, manufacturing and cold storage
Ontario, CA	Curation Foods	Leased	54,300 square feet of office and manufacturing space
Santa Maria, CA	Curation Foods	Leased	36,300 square feet of office and laboratory space
Petaluma, CA	Curation Foods	Leased	18,400 square feet of office and manufacturing space
Rock Hill, SC	Curation Foods	Owned	16,400 square feet of cold storage and office space
In addition to the principal physical properties described above, the Company owns or leases a number of other facilities and land in various locations in the United States that are used for manufacturing, cold storage, and administration activities. Leases for these leased facilities expire at various dates through the year 2040. The Company does not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, laboratory, cold storage, or office facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings
From time to time, the Company may become involved in lawsuits and other claims arising from its ordinary course of business. The Company establishes loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, the Company is currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which the Company is a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Item “1A. Risk Factors” included in this report.
In the ordinary course of business, the Company is from time to time involved in various legal proceedings and claims.
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

Claims Alleging Unfair Labor Practices
Curation Foods has been the target of a union organizing campaign which has included 3 unsuccessful attempts to unionize Curation Foods’ Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively “Pacific Harvest”), Curation Foods’ former labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of May 31, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company’s review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their brining claims against the Company. As of May 31, 2020, the reserve balance remained at $1.2 million.
Compliance Matters
As previously disclosed, on December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. At this stage, the ultimate outcome of these or any other investigations or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification or insurance recovery, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that allow the Company to recover costs for breach of warranty, etc. from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 31, 2020. Nor are there any insurance claims recorded as they are similarly contingent.
Other Litigation Matters
On February 10, 2020, a complaint was filed against Curation Foods in the United States District Court for the Northern District of Georgia, Printpack, Inc. v. Curation Foods, Inc., alleging breach of contract pertaining to Curation Foods’ purchase of certain poly film packaging from the plaintiff. The plaintiff was seeking an unspecified amount of monetary damages, litigation expenses, and interest. Through several negotiations and discussions between the Company and Printpack, an agreement was reached and a Notice of Voluntary Dismissal was filed on May 29, 2020. This dismisses the case against the Company with no other further legal action required.
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company’s current CEO Albert Bolles, the Company’s former Chief Financial Officer Gregory Skinner, and other defendants (collectively, the "Landec Parties") in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods. Based on this alleged breach, Pacific and Rancho have ceased making payments. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. The Landec Parties have not yet appeared in this action. Given the preliminary stage of the litigation, at this time the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not accrued any liability associated with these matters. The Company intends to defend and pursue its interests in this case vigorously.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”.
Holders
As of August 10, 2020, there were approximately 46 holders of record of our common stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
For the twelve months ended May 31, 2020, there have been no shares repurchased by the Company. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.
Recent Sales of Unregistered Equity Securities
The Company did not sell any unregistered equity securities during the twelve months ended May 31, 2020.

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

	Year Ended
(In thousands, except per share amounts)	May 31, 2020	May 26, 2019	May 27, 2018	May 28, 2017	May 31, 2016
Statements of Operations Data:	(1)	(1)	(1)	(1)	(1)
Product sales	$590,366	$557,559	$524,227	$469,776	$476,918
Net income (loss) from continuing operations	(38,191)	2,122	25,761	10,135	(11,990)
Net income (loss) from continuing operations, per share
Basic	$(1.31)	$0.07	$0.93	$0.37	$(0.45)
Diluted	$(1.31)	$0.07	$0.92	$0.36	$(0.45)
Balance Sheet Data:
Total assets	$541,313	$519,091	$404,703	$358,608	$342,653
Total debt, net	190,317	148,984	69,300	50,239	58,162
(1) During the fourth quarters of fiscal year 2019 and fiscal year 2018, the Company made the decision to discontinue its Now Planting and Food Export businesses, respectively. As a result, the Company met the requirements of Accounting Standards Codifications (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to report the results of and to classify the assets and liabilities of the Now Planting and Food Export businesses as discontinued operations. The operating results for the Now Planting business, which was launched during the second quarter of fiscal year 2019, have been presented as a discontinued operation in fiscal year 2019. The operating results for the Food Export business have been presented as a discontinued operation in fiscal year 2018, and have been reclassified as a discontinued operation in fiscal years 2017, and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Item 8 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described in Item 1A. “Risk Factors”. Please see “Note About Forward Looking Statements”.

Overview
Landec Corporation and its subsidiaries (“Landec”, the “Company”, “we” or “us”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. Landec has three reportable business segments – Curation Foods, Lifecore, and Other which are described below. Landec’s biomedical company, Lifecore Biomedical®, is a fully integrated contract development and manufacturing organization ("CDMO") that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 35 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Landec’s natural food company, Curation Foods is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay® packaging technology. Also included in the Curation Foods' segment operating results are the dividends and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership of Windset, a leading edge grower of hydroponically-grown produce.
Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses.
Strategy
The Company’s strategy is to maximize the value of our business portfolio by improving operating margins at Curation Foods, investing in growth to drive momentum at Lifecore while driving profitable growth across the organization with consumer insights driven innovation. Each of our business segments are in different life stages and are have clear strategic priorities.
Lifecore
Lifecore is the Company’s FDA Approved CDMO business, which is focused on driving profitable growth with product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:
1) Managing Business Development Pipeline: Accelerate product development activities for small and large biopharmaceutical and biotechnology companies in various stages of the product lifecycle, spanning clinical development stage to commercialization, which aligns with the business’ overall product development strategy.
2) Maximizing Capacity: Meet customer demand by maximizing capacity in the syringe and vial multi-purpose filler production line to significantly increase the number of products produced.
3) Advancing Product Commercialization: Continue to seek out opportunities to advance customers’ late-stage product development activities by supporting their clinical programs and commercial process scale-up activities.
Curation Foods
Curation Foods, the Company’s natural food business, is focused on transforming its business to improve operational performance. The Company launched Project SWIFT which aims to strengthen Curation Foods by simplifying the business. The Company believes that the decisive actions of Project SWIFT will help improve the Company’s operating cost structure, enhance profitability, and strengthen its balance sheet with an overall aim to deliver long-term value to shareholders. Curation Foods intends to continue to deliver high levels of product quality and safety, while successfully executing on its customer, grower, and partner commitments. Project SWIFT will continue to be implemented throughout fiscal 2021, with three strategic priorities designed to improve Curation Foods’ overall financial performance and profitability:
1) Network & Operational Optimization: Streamline the organization to maximize efficiency and productivity by continuous improvement in plant operations with lean manufacturing practices. This included the consolidation and centralization of Curation Foods various offices into its Innovation Center headquarters in Santa Maria, California in fiscal 2020.
2) Focus on Strategic Assets: Simplify the business by divesting non-core assets. In fiscal 2020 the Company initiated the strategic sale process of the Company’s Ontario, California salad dressing manufacturing facility, which had yet to become operational and a review of strategic options for of its legacy core vegetable bag and tray business. In June 2020 the Company began exploring opportunities for the planned divestiture of its underutilized Hanover manufacturing facility.
3) Organizational Redesign: Redesigning the organization so that it is the appropriate size for the Company’s future direction. In fiscal 2020, the Company focused on redesigning strategic initiatives, developed and elevated internal talent and reduced overall headcount to improve efficiencies.
The COVID-19 Pandemic
There are many uncertainties regarding the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic has had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

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
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates. Our accounting policies are more fully described in “Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies” to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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
The Company’s standard terms of sale are generally included in its contracts, purchase orders, and invoices. As such, all revenue is considered revenue recognized from contracts with customers. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. The Company has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company’s standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to the Company’s performance obligations. The Company estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company does not anticipate significant changes in its estimates for variable consideration.
Impairment Review of Goodwill and Indefinite-Lived Intangible Asset
The Company tests its goodwill and trademarks with indefinite lives annually for impairment in the fiscal fourth quarter or earlier if there are indications during a different interim period that these assets may have become impaired.
On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets and goodwill, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using both an income approach and a market approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor could expect to earn. Under the market-based approach, information regarding the Company is utilized along with publicly available industry information to determine earnings multiples that are used to value the Company. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses a discounted cash flow ("DCF") method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, and gross margin and gross margin growth rates. Changes in such estimates or the application of alternative assumptions could produce different results.
For trademarks and other intangible assets with indefinite lives, the Company performs a quantitative analysis to test for impairment. When a quantitative test is performed, the estimated fair value of an asset is compared to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the income approach to estimate the fair value of its trademarks. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods’ business segment. The Yucatan Foods' impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and in increase in discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item Impairment of goodwill and intangible assets on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the Company's effective tax rate in the year of resolution. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are recorded in Other accrued liabilities in the accompanying Consolidated Balance Sheets.
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
Derivative Financial Instruments
The Company has entered into interest rate swap agreements to manage interest rate risk. These derivative instruments may offset a portion of the changes in interest expense. The Company designates these derivative instruments as cash flow hedges. The Company accounts for its derivative instruments as either an asset or a liability and carries them at fair value in Other assets or Other non-current liabilities. The accounting for changes in the fair value of the derivative instrument depends on the intended use of the derivative instrument and the resulting designation.
Pursuant to the adoption of ASU 2017-12, for derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive (loss) income (“AOCI”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Operations as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
Fair Value Measurements
The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.

Applicable accounting guidance establishes a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
Level 1 –  observable inputs such as quoted prices for identical instruments in active markets.
Level 2 –  inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.
Level 3 –  unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
As of May 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, its minority interest investment in Windset, and its contingent consideration liability from the acquisition of O.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 31, 2020, there was no contingent consideration due to the former owners of O. However, prior to May 31, 2020, the fair value of the Company’s contingent consideration liability from the acquisition of O utilized significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition was considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the twelve months ended May 31, 2020 was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period.
See “Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for additional discussion of the Company's accounting for fair value measurement.

Recent Accounting Pronouncements
Refer to Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies in the notes to our consolidated financial statements for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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
Lifecore generates revenues from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from two integrated activities: (1) CDMO and (2) fermentation.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 31, 2020	May 26, 2019	Amount	%	May 26, 2019	May 27, 2018	Amount	%
Curation Foods	$504,533	$481,686	$22,847	5%	$481,686	$458,800	$22,886	5%
Lifecore	85,833	75,873	9,960	13%	75,873	65,427	10,446	16%
Total Revenues	$590,366	$557,559	$32,807	6%	$557,559	$524,227	$33,332	6%

Curation Foods

The increase in Curation Foods’ revenues for fiscal year 2020, compared to the same period last year, was primarily due to (1) the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed a comparative increase of $34.9 million in revenues, (2) a $12.7 million increase in salad revenues, and (3) a $3.1 million increase in BreatheWay revenues. These increases were partially offset by a $17.3 million planned decrease in revenues from packaged vegetables in bags and trays, and a $9.0 million decrease in green bean revenues due to weather-related events that resulted in lower yields.
The increase in Curation Foods’ revenues for fiscal year 2019 compared to fiscal year 2018 was primarily due to $27.3 million of revenues from the Yucatan Foods business. In addition, revenues increased $2.1 million from salad sales and $1.5 million from O olive oil and vinegar sales. These increases were partially offset by a $5.5 million decrease in (1) green bean sales due to shortages of green beans during December and January, as a result of weather-related events in the Southeast, and (2) tray sales due to lower unit volume sales.
Lifecore
The increase in Lifecore’s revenues for fiscal year 2020 compared to fiscal year 2019 was primarily due to a $10.4 million increase in CDMO revenues from an increase in development services activities and an increase in aseptic filling commercial shipments, primarily due to higher sales to existing customers, partially offset by a $0.4 million decrease in fermentation sales to existing customers.
The increase in Lifecore’s revenues for fiscal year 2019 compared to fiscal year 2018 was primarily due to a $10.1 million increase in CDMO revenues from an increase in development services activities and an increase in aseptic filling commercial shipments, primarily due to higher sales to existing customers.
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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 31, 2020	May 26, 2019	Amount	%	May 26, 2019	May 27, 2018	Amount	%
Curation Foods	$42,105	$49,305	$(7,200)	(15)%	$49,305	$49,770	$(465)	(1)%
Lifecore	32,883	31,698	1,185	4%	31,698	28,568	3,130	11%
Total Gross Profit	$74,988	$81,003	$(6,015)	(7)%	$81,003	$78,338	$2,665	3%

Curation Foods
The decrease in gross profit for the Curation Foods business for fiscal year 2020, compared to fiscal year 2019, was primarily due to (1) the sale of avocado products that were produced during the fourth quarter of fiscal 2019 and first quarter of fiscal 2020 when the costs of avocados were substantially higher than current production costs, (2) adverse weather-related events impacting raw material supply during fiscal year 2020, and (3) lower gross profit driven by a planned de-emphasis of packaged vegetables in bags and trays. These decreases were partially offset by an increase in gross profits from the increase in BreatheWay revenues.
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
Lifecore
The increase in Lifecore’s gross profit for fiscal year 2020 compared to fiscal year 2019 was primarily due to a 13% increase in revenues partially offset by temporary manufacturing inefficiencies in the fourth quarter of fiscal year 2020 associated with new safety protocols primarily due to the COVID-19 pandemic. As a result, Lifecore's gross margin decreased to 38.3% in fiscal year 2020 from 41.8% in fiscal year 2019.
The increase in Lifecore’s gross profit for fiscal year 2019 compared to fiscal year 2018 was due to a 16% increase in revenues partially offset by an unfavorable product mix change in fiscal year 2019 to a higher percentage of revenues coming from lower margin aseptically filled product sales. As a result, Lifecore’s gross margin decreased to 41.8% in fiscal year 2019 from 43.7% in fiscal year 2018.
Operating Expenses:
Research and Development (R&D)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Curation Foods business are primarily focused on innovating our current product lines and on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. In the Lifecore business, the R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials. For Other, the R&D expenses are primarily focused on creating and developing new innovative lines of products.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 31, 2020	May 26, 2019	Amount	%	May 26, 2019	May 27, 2018	Amount	%
Curation Foods	$5,142	$5,444	$(302)	(6)%	$5,444	$5,633	$(189)	(3)%
Lifecore	5,910	5,085	825	16%	5,085	5,360	(275)	(5)%
Other	47	937	(890)	(95)%	937	1,807	(870)	(48)%
Total R&D	$11,099	$11,466	$(367)	(3)%	$11,466	$12,800	$(1,334)	(10)%

The decrease in R&D expenses for fiscal year 2020 compared to fiscal year 2019 was primarily due to (1) a $0.9 million decrease in our Other segment primarily due to discontinuing most R&D activities at corporate, (2) a $0.3 million decrease in our Curation Foods segment driven by a decrease in legal and other professional services, partially offset by (3) an increase in Lifecore’s R&D expenses primarily due to higher salary and benefit expenses driven by an increase in headcount related to increased development activities.
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
Selling, General and Administrative ("SG&A")
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 31, 2020	May 26, 2019	Amount	%	May 26, 2019	May 27, 2018	Amount	%
Curation Foods	$46,130	$43,828	$2,302	5%	$43,828	$34,090	$9,738	29%
Lifecore	7,688	6,618	1,070	16%	6,618	5,878	740	13%
Other	18,370	11,616	6,754	58%	11,616	11,983	(367)	(3)%
Total SG&A	$72,188	$62,062	$10,126	16%	$62,062	$51,951	$10,111	19%

The increase in SG&A expenses for fiscal year 2020 compared to fiscal year 2019 was due to (1) a $6.8 million increase in our Other segment primarily due to a (a) $6.0 million increase in legal fees related to compliance and other legal matters and (b) a $3.0 million greater reduction of the earnout liability (reduction of SG&A costs) associated with the O acquisition in the same period last year compared to the current period, and (c) a $1.8 million decrease in salaries and related benefits due to a decrease in headcount and bonus expense, (2) a $2.3 million increase in our Curation Foods business primarily due to (a) $3.0 million of increased SG&A at Yucatan Foods, which is primarily due to a full year of SG&A expenses in fiscal 2020 compared to a partial year in fiscal 2019, net of merger and acquisition costs incurred, in the same period last year, (b) the $1.2 million reserve for the receivable from Pacific Harvest, partially offset by, (c) a $1.6 million decrease in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (3) a $1.0 million increase in our Lifecore business SG&A due to higher salary and benefit expenses driven by an increase in headcount.

The increase in SG&A expenses for fiscal year 2019 compared to fiscal year 2018 was due to (1) a $11.7 million increase at Curation Foods primarily due to (a) $4.3 million of SG&A at Yucatan Foods, (b) $3.3 million of merger and acquisition costs, (c) a $2.1 million increase in SG&A expenses at Eat Smart, and (d) an increase in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (2) a $0.7 million increase at Lifecore due to new hires and increased salary and benefit expenses. These increases were partially offset by a $0.4 million decrease at Corporate primarily due to a $3.5 million reduction of the earnout liability associated with the O acquisition, partially offset by severance-related charges, legal fees, and consulting fees.
Other:

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 31, 2020	May 26, 2019	Amount	%	May 26, 2019	May 27, 2018	Amount	%
Dividend Income	$1,125	$1,650	$(525)	(32)%	$1,650	$1,650	$—	—%
Interest Income	103	145	(42)	(29)%	145	211	(66)	(31)%
Interest Expense	(9,603)	(5,230)	(4,373)	84%	(5,230)	(1,950)	(3,280)	168%
Other Expense	(4,395)	1,600	(5,995)	N/M	1,600	2,900	(1,300)	(45)%
Income Tax (Expense) Benefit	13,116	(1,518)	14,634	N/M	(1,518)	9,363	(10,881)	N/M
Non-controlling Interest Expense	—	—	—	—%	—	(94)	94	(100)%

Dividend Income
Dividend income is derived from the dividends accrued during each period on the Company’s $15.0 million Senior A and $7.0 million Senior B preferred stock investment in Windset, which yields a cash dividend of 7.5% annually. The decrease in dividend income for fiscal year 2020 compared to fiscal year 2019 was due to the sale of the Company’s $7.0 million Senior B preferred stock to Windset in the fourth quarter of fiscal year 2019. There was no change in dividend income for the fiscal year ended May 26, 2019 compared to May 27, 2018.
Interest Income
The decrease in interest income in fiscal year 2020 compared to fiscal year 2019 was not significant. The decrease in interest income in fiscal 2019 compared to fiscal 2018 was not significant.

Interest Expense
The increase in interest expense for fiscal year 2020, compared to the same periods last year, was a result of an increase in total debt from $149.0 million as of May 26, 2019 to $190.3 million as of May 31, 2020. The increase in debt was primarily due to additional borrowings to fund working capital requirements and new equipment purchases during the last twelve months.
The increase in interest expense during fiscal year 2019 compared to fiscal year 2018 was primarily due to additional borrowings to fund the acquisition of Yucatan Foods at the beginning of the third quarter of fiscal 2019 as well as the Company’s line of credit balance increasing from $27.0 million as of fiscal year ended May 27, 2018 to $52.0 million as of fiscal year ended May 26, 2019 primarily to fund new equipment purchases during fiscal year 2019.
Other Income (Expense)
The decrease in other income (expense) for fiscal year 2020 was primarily a result of the change in fair value of the Company’s investment in Windset, which decreased $4.2 million for the twelve months ended May 31, 2020, compared to an increase of $1.6 million for the twelve months ended May 26, 2019.
The decrease in other income (expense) for fiscal year 2019 was a result of the change in the fair value of the Company’s investment in Windset, which increased $1.6 million for the twelve months ended May 26, 2019, compared to an increase of $2.9 million for the twelve months ended May 27, 2018.
Income Tax (Expense) Benefit
The change in income tax (expense) benefit for fiscal year 2020 compared to fiscal year 2019 was due to the decrease in the Company’s profit before tax, carryback of net operating losses driven by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the benefit of federal and state research and development credits.
The increase in the income tax expense (benefit) during fiscal year 2019 compared to fiscal year 2018 was due to the income tax benefit from the Tax Cuts and Jobs Act of 2017 (“TCJA”), which resulted in a significant tax benefit during fiscal year 2018 whereas the tax expense for fiscal year 2019 is based on pre-tax income.
Non-controlling Interest Expense
The non-controlling interest expense consisted of the Company’s limited partnership interest in the net income of Apio Cooling, LP. The Company purchased the remaining non-controlling interest in Apio Cooling, LP during the fourth quarter of fiscal year 2018 and dissolved Apio Cooling, LP during the first month of fiscal year 2019.
The increase in non-controlling interest for fiscal year 2019 compared to fiscal year 2018 was not significant.

Liquidity and Capital Resources
As of May 31, 2020, the Company had cash and cash equivalents of $0.4 million, a net decrease of $0.7 million from $1.1 million at May 26, 2019.
Cash Flows from Operating Activities
The Company used $17.0 million of cash for operating activities during fiscal year 2020 compared to generating $16.0 million of cash from operating activities during fiscal year 2019. The primary uses of net cash used in operating activities during fiscal year 2020 were from (1) a $5.4 million reduction in deferred taxes, (2) a net increase of $27.7 million in working capital, and (3) a $38.2 million net loss, inclusive of, (a) $29.0 million from the restructuring and impairment of assets charges and the Pacific Harvest note receivable reserve, (b) $21.3 million of depreciation/amortization and stock based compensation expense, and (c) $4.2 million decrease in fair value of the Company’s investment in Windset.
The primary factors for the increase in working capital during fiscal year 2020 were (1) a $12.2 million increase in inventory, primarily to support the planned sales growth at Lifecore and Yucatan Foods, (2) a $6.8 million increase in prepaid expenses and other current assets driven by an increase in the Company’s income tax refund receivable as a result of the fiscal year 2020 net loss from continuing operations before taxes and carrybacks of net operating losses related to the CARES Act, and (3) a $6.6 million increase in accounts receivable driven by an increase in revenues in the fourth quarter of fiscal year 2020 compared to fiscal year 2019 coupled with timing of customer payments.

Cash Flows from Investing Activities
Net cash used in investing activities for fiscal year 2020 was $23.9 million compared to $96.8 million for the same period last year. The use of cash in investing activities for fiscal year 2020, was primarily due to the purchase of $26.7 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses, partially offset by the receipt of $2.4 million primarily related to the sale of the Companys San Rafael, California office building.
Cash Flows from Financing Activities
Net cash provided by financing activities for fiscal year 2020 was $40.0 million compared to $79.0 million for the same period last year. The net cash provided by financing activities during fiscal year 2020 was primarily due to $27.5 million of borrowings under the Company's term loan and from a $25.4 million net increase in the Company’s line of credit. The cash provided by these financing activities were primarily used for $26.7 million of capital expenditures, $17.0 million of operating activities, and $11.1 million of long-term debt payments.
Capital Expenditures
During fiscal year 2020, Landec incurred $26.7 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Curation Foods and Lifecore businesses. Compared to capital expenditures of $44.7 million for fiscal year 2019.
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
On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies. Interest on both the Revolver and the Term Loan continues to be based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%.
Subsequent to fiscal year end 2020, on July 15, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”), which among other things, (i) modified the definition of EBITDA to increase the limit on permitted exclusions for certain unusual, extraordinary or one-time cash items for each fiscal quarter ending on or after February 28, 2021, to a maximum of 20% of EBITDA, and (ii) restricted the Company from making Capital Expenditures over certain thresholds. Interest continues to be based on the Company’s Total Leverage Ratio, now at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment.

The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of May 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement, other than the maximum Total Leverage Ratio covenant, which noncompliance was waived by the lenders pursuant to the Eighth Amendment.
As of May 31, 2020, $77.4 million was outstanding on the Revolver, at an interest rate of 4.38% under the Eurodollar option.
Contractual Obligations
The Company’s material contractual obligations for the next five years and thereafter as of May 31, 2020, are as follows:

(in thousands)	Due in Fiscal Year Ended May
Obligation	Total	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$191,400	$12,000	$179,400	$—	$—	$—	$—
Interest payments associated with debt obligations	9,397	7,147	2,250	—	—	—	—
Finance leases	4,429	455	466	3,497	9	2	—
Operating leases	37,283	5,615	4,500	3,809	3,137	2,501	17,721
Purchase commitments	87,681	26,609	6,185	5,969	5,985	5,604	37,329
Total	$330,190	$51,826	$192,801	$13,275	$9,131	$8,107	$55,050

Debt obligations reflect the principal amounts outstanding on the Term Loan and the Revolver at fiscal year-end. The interest payment amounts above are based on principal amounts and contractual rates at fiscal year-end. See “Note 7 – Debt” in the notes to our consolidated financial statements for further information on the Company’s loans.

The Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new licensing arrangements; the costs associated with employment-related claims; any decision to pursue additional acquisition opportunities; weather conditions that can affect the supply and price of produce, the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending, and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, additional bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
The Company believes that its cash from operations, along with existing cash and cash equivalents and availability under its line of credit will be sufficient to finance its operational and capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Our net interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates will affect our net interest expense, as well as the fair value of our debt.
Subsequent to fiscal year end 2020, on July 15, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”). Interest continues to be based on the Company’s Total Leverage Ratio, now at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment, a 50 basis-point increase compared to the prior ranges of Applicable Rates.
Foreign Currency Exposure
Our Mexican-based operations transacts a portion of the business in Mexican pesos. Funds are transferred by our corporate office to Mexico to satisfy local Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Total impact from foreign currency translation is not significant.

Item 8. Financial Statements and Supplementary Data
See Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of May 31, 2020, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of May 31, 2020.
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
Changes in Internal Controls over Financial Reporting
During fiscal year 2019, the Company completed the acquisition of Yucatan Foods. As permitted by the Securities and Exchange Commission, Yucatan Foods was excluded from the assessment of internal control over financial reporting for the fiscal year ended May 26, 2019. During fiscal year 2020, the Company integrated Yucatan Foods into its control environment and performed an assessment of internal controls over all the key processes of Yucatan Foods.
Subject to the foregoing, no changes in our internal control over financial reporting have occurred as of May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 28, 2020 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 11. Executive Compensation
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 28, 2020 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 28, 2020 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 28, 2020 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 28, 2020 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Balance Sheets at May 31, 2020 and May 26, 2019.	39
		Consolidated Statements of Operations for the Years Ended May 31, 2020, May 26, 2019, and May 27, 2018.	40
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 31, 2020, May 26, 2019, and May 27, 2018.	41
		Consolidated Statements of Changes in Stockholders' Equity for the Years Ended May 31, 2020, May 26, 2019, and May 27, 2018.	42
		Consolidated Statements of Cash Flows for the Years Ended May 31, 2020, May 26, 2019, and May 27, 2018.	43
		Notes to Consolidated Financial Statements	44

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	77

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Landec Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries (the Company) as of May 31, 2020 and May 26, 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and May 26, 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 14, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases, effective at the beginning of the year ended May 31, 2020, using the modified retrospective approach upon adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Landec Corporation
Opinion on Internal Control over Financial Reporting
We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Landec Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and May 26, 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2020, and the related notes and our report dated August 14, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
August 14, 2020

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 31, 2020	May 26, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$360	$1,080
Accounts receivable, less allowance for doubtful accounts	76,206	69,565
Inventories	66,311	54,132
Prepaid expenses and other current assets	14,230	8,264
Total Current Assets	157,107	133,041

Investment in non-public company, fair value	56,900	61,100
Property and equipment, net	192,338	200,027
Operating leases	25,321	—
Goodwill	69,386	76,742
Trademarks/tradenames, net	25,328	29,928
Customer relationships, net	12,777	15,319
Other assets	2,156	2,934
Total Assets	$541,313	$519,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,647	$53,973
Accrued compensation	9,034	10,687
Other accrued liabilities	9,978	10,001
Current portion of lease liabilities	4,423	75
Deferred revenue	352	499
Line of credit	77,400	52,000
Current portion of long-term debt, net	11,554	9,791
Other current liabilities, discontinued operations	—	65
Total Current Liabilities	164,388	137,091

Long-term debt, net	101,363	87,193
Long-term lease liabilities	26,378	3,532
Deferred taxes, net	13,588	19,393
Other non-current liabilities	4,552	1,738
Total Liabilities	310,269	248,947

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,224 and 29,102 shares issued and outstanding at May 31, 2020 and May 26, 2019, respectively	29	29
Additional paid-in capital	162,578	160,341
Retained earnings	71,245	109,710
Accumulated other comprehensive (loss) income	(2,808)	64
Total Stockholders’ Equity	231,044	270,144
Total Liabilities and Stockholders’ Equity	$541,313	$519,091
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Product sales	$590,366	$557,559	$524,227
Cost of product sales	515,378	476,556	445,889
Gross profit	74,988	81,003	78,338
Operating costs and expenses:
Research and development	11,099	11,466	12,800
Selling, general and administrative	72,188	62,062	51,951
Impairment of goodwill and intangible assets	12,953	2,000	—
Restructuring costs	17,285	—	—
Total operating costs and expenses	113,525	75,528	64,751
Operating (loss) income	(38,537)	5,475	13,587

Dividend income	1,125	1,650	1,650
Interest income	103	145	211
Interest expense, net	(9,603)	(5,230)	(1,950)
Other (expense) income	(4,395)	1,600	2,900
Net (loss) income from continuing operations before taxes	(51,307)	3,640	16,398
Income tax benefit (expense)	13,116	(1,518)	9,363
Net (loss) income from continuing operations	(38,191)	2,122	25,761

Discontinued operations:
Loss from discontinued operations	—	(2,238)	(1,188)
Income tax benefit	—	527	350
Loss from discontinued operations, net of tax	—	(1,711)	(838)
Consolidated net (loss) income	(38,191)	411	24,923
Non-controlling interest expense	—	—	(94)
Net (loss) income applicable to common stockholders	$(38,191)	$411	$24,829

Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.31)	$0.07	$0.93
Loss from discontinued operations	—	(0.06)	(0.03)
Total basic net (loss) income per share	$(1.31)	$0.01	$0.90

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.31)	$0.07	$0.92
(Loss) from discontinued operations	—	(0.06)	(0.03)
Total diluted net (loss) income per share	$(1.31)	$0.01	$0.89

Shares used in per share computation:
Basic	29,162	28,359	27,535
Diluted	29,162	28,607	27,915
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Net (loss) income applicable to common stockholders	$(38,191)	$411	$24,829
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on interest rate swaps, net of tax effect of $878, $282, and $(123)	(2,872)	(1,084)	716
Other comprehensive (loss) income, net of tax	(2,872)	(1,084)	716
Total comprehensive (loss) income	$(41,063)	$(673)	$25,545
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- controlling Interest
	Shares	Amount
Balance at May 28, 2017	27,499	$27	$141,680	$84,470	$432	$226,609	$1,543
Issuance of stock under stock plans	203	1	55	—	—	56	—
Taxes paid by Company for employee stock plans	—	—	(1,478)	—	—	(1,478)	—
Stock-based compensation	—	—	4,403	—	—	4,403	—
Payments to NCI	—	—	—	—	—	—	(115)
Net income	—	—	—	24,829	—	24,829	94
Purchase of NCI	—	—	(2,573)	—	—	(2,573)	(1,522)
Other comprehensive income, net of tax	—	—	—	—	716	716	—
Balance at May 27, 2018	27,702	28	142,087	109,299	1,148	252,562	—
Issuance of stock under stock plans	197	—	327	—	—	327	—
Issuance of common stock in connection with Yucatan Foods acquisition	1,203	1	15,067	—	—	15,068	—
Taxes paid by Company for employee stock plans	—	—	(700)	—	—	(700)	—
Stock-based compensation	—	—	3,560	—	—	3,560	—
Net income	—	—	—	411	—	411	—
Other comprehensive loss, net of tax	—	—	—	—	(1,084)	(1,084)	—
Balance at May 26, 2019	29,102	29	160,341	109,710	64	270,144	—
ASC 842 transition adjustment	—	—	—	(274)	—	(274)	—
Issuance of stock under stock plans	122	—	30	—	—	30	—
Taxes paid by Company for employee stock plans	—	—	(212)	—	—	(212)	—
Stock-based compensation	—	—	2,419	—	—	2,419	—
Net loss	—	—	—	(38,191)	—	(38,191)	—
Other comprehensive loss, net of tax	—	—	—	—	(2,872)	(2,872)	—
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044	$—
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Cash flows from operating activities:
Consolidated net (loss) income	$(38,191)	$411	$24,923
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	18,838	15,230	12,412
Stock-based compensation expense	2,419	3,560	4,403
Deferred taxes	(5,440)	910	(7,221)
Change in investment in non-public company, fair value	4,200	(1,600)	(2,900)
Net loss on disposal of property and equipment	143	188	157
Change in contingent consideration liability	(500)	(3,500)	(1,900)
Impairment of goodwill and intangible assets	12,953	2,000	—
Restructuring costs and impairment of assets charges	14,802	—	—
Pacific Harvest note receivable reserve	1,202	—	—
Other, net	195	—	—
Changes in current assets and current liabilities:
Accounts receivable, net	(6,641)	(8,860)	(7,312)
Inventories	(12,179)	(10,929)	(6,529)
Prepaid expenses and other current assets	(6,815)	1,601	(3,987)
Accounts payable	(1,249)	19,116	4,965
Accrued compensation	(1,894)	249	1,981
Other accrued liabilities	1,263	21	(1,383)
Deferred revenue	(147)	(2,377)	2,170
Net cash (used in) provided by operating activities	(17,041)	16,020	19,779
Cash flows from investing activities:
Purchases of property and equipment	(26,686)	(44,734)	(33,590)
Proceeds from sales of property and equipment	2,434	264	100
Proceeds from collections of note receivable	364	545	—
Acquisition of Yucatan Foods (Note 2), net of cash acquired	—	(59,872)	—
Issuance of note receivable	—	—	(2,099)
Proceeds from sale of investment in non-public company	—	7,000	—
Net cash used in investing activities	(23,888)	(96,797)	(35,589)
Cash flows from financing activities:
Proceeds from sale of common stock	30	327	56
Taxes paid by Company for employee stock plans	(212)	(700)	(1,478)
Proceeds from long-term debt	27,500	60,000	—
Payments on long-term debt	(11,125)	(5,092)	(5,076)
Proceeds from lines of credit	119,300	59,000	33,000
Payments on lines of credit	(93,900)	(34,000)	(9,000)
Payments for debt issuance costs	(1,576)	(509)	—
Purchase of non-controlling interest	—	—	(4,095)
Payments to non-controlling interest	—	—	(115)
Net cash provided by financing activities	40,017	79,026	13,292
Net decrease in cash, cash equivalents and restricted cash	(912)	(1,751)	(2,518)
Cash, cash equivalents and restricted cash, beginning of period	1,465	3,216	5,734
Cash, cash equivalents and restricted cash, end of period	$553	$1,465	$3,216
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,130	$5,614	$2,292
Cash paid during the period for income taxes, net of refunds received	$(1,124)	$(1,963)	$283
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,820	$3,948	$8,445
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
Landec’s biomedical company, Lifecore Biomedical, is a fully integrated contract development and manufacturing organization ("CDMO") that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 35 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and Fermentation.
Landec’s natural food company, Curation Foods is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay packaging technology. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, Fresh packaged salads and vegetables, Avocado Products and Technology which reports revenues for BreatheWay patented supply chain solutions. Included in the Curation Foods segment and fresh packaged salads and vegetables revenue disaggregation is O Olive Oil & Vinegar (“O”), which is a premier producer of California specialty olive oils and wine vinegars. Also included in the Curation Foods segment are the dividends and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership of Windset, a leading edge grower of hydroponically-grown produce.
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
In May 2019, the Company discontinued the Now Planting business, and in May 2018, the Company discontinued the Food Export business. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, and Food Export business were reclassified as a discontinued operation for all periods presented. During fiscal year 2019, the Company re-packaged its GreenLine branded food service products to the Eat Smart brand, and wrote-off the remaining $2.0 million trademarks intangible assets.
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
Concentrations of Risk
Cash and cash equivalents, trade accounts receivable, grower advances, and notes receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Our Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and growers and, as a consequence, believes that trade receivables, grower advances and notes receivable credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses. The recorded amounts for these financial instruments approximate their fair value.
Several of the raw materials the Company uses to manufacture its products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for its breathable membrane products, and raw materials for its HA products.
The operations of Windset Holdings 2010 Ltd. (“Windset”), in which the Company holds a 26.9% minority investment, are predominantly located in British Columbia, Canada and Santa Maria, California. Routinely, the Company evaluates the financial strength and ability for Windset to continue as a going concern.
During the fiscal year ended May 31, 2020, sales to the Company’s top five customers accounted for approximately 48% of total revenue with the top two customers from the Curation Foods segment, Walmart, Inc. (“Walmart”) and Costco Corporation (“Costco”) accounting for approximately 18% and 15%, respectively, of total revenues. Lifecore did not have any individual customers that exceeded 5% of total revenues. As of May 31, 2020, the top two customers, Walmart and Costco represented approximately 13% and 7% respectively, of total accounts receivable. Lifecore had one customer that represented 12% of total accounts receivable at the end of fiscal year 2020.
During the fiscal year ended May 26, 2019, sales to the Company’s top five customers accounted for approximately 43% of total revenue with the top two customers from the Curation Foods segment, Walmart and Costco accounting for approximately 16% and 14%, respectively, of total revenues. Lifecore did not have any individual customers that exceeded 5% of total revenues. As of May 26, 2019, the top two customers, Walmart and Costco represented approximately 13% and 8%, respectively, of total accounts receivable. Lifecore had one customer that represented 13% of total accounts receivable at the end of fiscal year 2019.
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

Financial Instruments
The Company’s financial instruments are primarily composed of commercial-term trade payables, grower advances, notes receivable, debt instruments, and derivative instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value.
Cash Flow Hedges
The Company has entered into interest rate swap agreements to manage interest rate risk. These derivative instruments may offset a portion of the changes in interest expense. The Company designates these derivative instruments as cash flow hedges. The Company accounts for its derivative instruments as either an asset or a liability and carries them at fair value in Other assets or Other non-current liabilities. The accounting for changes in the fair value of the derivative instrument depends on the intended use of the derivative instrument and the resulting designation.
Pursuant to the adoption of ASU 2017-12, for derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive (loss) income (“AOCI”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Operations as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions
Comprehensive income consists of two components, net (loss) income and Other comprehensive (loss) income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net (loss) income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instruments accounted for as a cash flow hedge. The components of AOCI, net of tax, are as follows (in thousands):

Unrealized Losses on Cash Flow Hedge
Balance as of May 26, 2019	$64
Other comprehensive loss before reclassifications, net of tax effect	(2,987)
Amounts reclassified from OCI	115
Other comprehensive loss, net	(2,872)
Balance as of May 31, 2020	$(2,808)

The Company expects to reclassify approximately $2.0 million into earnings in the next 12 months.
Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 31, 2020 and May 26, 2019.
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

The changes in the Company’s allowance for sales returns and doubtful accounts are summarized in the following table (in thousands):

	Balance at beginning of period	Adjustments resulting from acquisitions	Adjustments charged to revenue and expenses	Write offs, net of recoveries	Balance at end of period
Year Ended May 27, 2018	$361	$—	$46	$(105)	$302
Year Ended May 26, 2019	$302	$881	$421	$(588)	$1,016
Year Ended May 31, 2020	$1,016	$—	$(284)	$(294)	$438

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 31, 2020, and May 26, 2019, were $9.0 million and $5.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of May 31, 2020, and May 26, 2019, were $0.0 million and $0.2 million, respectively. Revenue recognized during fiscal year 2020 that was included in the contract liability balance at the beginning of the fiscal 2020 period was $0.2 million.
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
The Company’s standard terms of sale are generally included in its contracts, purchase orders, and invoices. As such, all revenue is considered revenue recognized from contracts with customers. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. The Company has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company’s standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to the Company’s performance obligations. The Company estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company does not anticipate significant changes in its estimates for variable consideration.
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines (in thousands):

	Year Ended
Curation Foods:	May 31, 2020	May 26, 2019	May 27, 2018
Fresh packaged salads and vegetables	$438,083	$453,182	$457,124
Avocado products	62,194	27,322	—
Technology	4,256	1,182	1,676
Total	$504,533	$481,686	$458,800

	Year Ended
Lifecore:	May 31, 2020	May 26, 2019	May 27, 2018
Contract development and manufacturing organization ("CDMO")	$64,781	$54,439	$44,359
Fermentation	21,052	21,434	21,068
Total	$85,833	$75,873	$65,427

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

	May 31, 2020	May 26, 2019	May 27, 2018
Cash and cash equivalents	$360	$1,080	$2,899
Restricted cash	193	385	325
Cash, discontinued operations	—	—	(8)
Cash, cash equivalents and restricted cash	$553	$1,465	$3,216

Restricted Cash
The Company was required to maintain restricted cash of $0.2 million as of May 31, 2020, $0.4 million as of May 26, 2019, and $0.3 million as of May 27, 2018 related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 31, 2020 and May 26, 2019, inventories consisted of (in thousands):

	Year Ended
	May 31, 2020	May 26, 2019
Finished goods	$35,177	$26,748
Raw materials	25,856	23,195
Work in progress	5,278	4,189
Total inventories	$66,311	$54,132

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.
Advertising Expense
Advertising expenditures for the Company are expensed as incurred and included in Selling, general, and administrative in the accompanying Consolidated Statements of Operations. Advertising expense for the Company for fiscal years 2020, 2019, and 2018 was $1.8 million, $1.3 million and $1.4 million, respectively.
Notes and Advances Receivable
Curation Foods issues notes and makes advances to produce growers for their crop and harvesting costs primarily for the purpose of sourcing crops for Curation Foods’ business. Notes and advances receivable are generally recovered during the growing season (less than one year) using proceeds from the crops sold to Curation Foods. Notes are interest bearing obligations, evidenced by contracts and notes receivable. These notes and advances receivable are secured by perfected liens on crops, have terms that range from three to nine months, and are reviewed at least quarterly for collectability. A reserve is established for any note or advance deemed to not be fully collectible based upon an estimate of the crop value or the fair value of the security for the note or advance. Notes or advances outstanding at May 31, 2020 and May 26, 2019, were $0.0 million and $2.0 million, respectively and are recorded in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Related Party Transactions
The Company sold products to and earned license fees from Windset during the last three fiscal years. During fiscal years 2020, 2019, and 2018, the Company recognized revenues of $0.6 million, $0.6 million, and $0.6 million, respectively, from the sale of products to and license fees from Windset. These amounts have been included in product sales in the accompanying Consolidated Statements of Operations. The related receivable balances of $0.5 million and $0.5 million from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 31, 2020 and May 26, 2019, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Property and Equipment and Finite-Lived Intangible Assets
Property and equipment and finite-lived intangible assets are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets. Customer relationships are amortized to operating expense on an accelerated basis that reflects the pattern in which the economic benefits are consumed. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease.
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
The Company tests its indefinite-lived intangible assets for impairment at least annually. Application of the impairment tests for indefinite-lived intangible assets requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of intangible assets to reporting units, which judgments are inherently uncertain.
During fiscal year 2020, the Company recorded impairment charges of $1.3 million and $0.5 million related to O property and equipment, and finite-lived intangible assets (customer relationships), respectively. The impairment was determined using the present value of cash flows method and was primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods’ business segment. The impairment charge of property and equipment is included in Selling, general and administrative in the Consolidated Statements of Operations. The impairment charge of the customer relationships intangible asset impairment charge is included in the line item “Impairment of goodwill and intangible assets” on the Consolidated Statements of Operations, and is in the Curation Foods business segment.
Impairment Review of Goodwill and Indefinite-Lived Intangible Asset
The Company tests its goodwill and trademarks with indefinite lives annually for impairment in the fiscal fourth quarter or earlier if there are indications during a different interim period that these assets may have become impaired.
On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its indefinite-lived intangible assets and goodwill, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using both an income approach and a market approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor could expect to earn. Under the market-based approach, information regarding the Company is utilized along with publicly available industry information to determine earnings multiples that are used to value the Company. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses a discounted cash flow ("DCF") method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, and gross margin and gross margin growth rates. Changes in such estimates or the application of alternative assumptions could produce different results.
For trademarks and other intangible assets with indefinite lives, the Company performs a quantitative analysis to test for impairment. When a quantitative test is performed, the estimated fair value of an asset is compared to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the income approach to estimate the fair value of its trademarks. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods’ business segment. The Yucatan Foods' impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and in increase in discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item Impairment of goodwill and intangible assets on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.

During fiscal year 2019, the Company re-packaged its GreenLine branded food service products to the Eat Smart brand, and recorded an impairment charge for the remaining $2.0 million trademarks intangible assets.
Subsequent to the 2020 annual impairment test, there have been no significant events or circumstances affecting the valuation of goodwill or intangibles that indicate a need for goodwill or intangibles to be further tested for impairment. Other than the goodwill attributable to the Food Export business segment, which was written off pursuant to the Company discontinuing its operations during fiscal 2018, and the goodwill write-offs discussed above, there were no other impairment losses for goodwill during fiscal years 2020, 2019, and 2018.
Investment in Non-Public Company
On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 31, 2020 and May 26, 2019. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information.
Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its workers compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company’s liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in accrued liabilities in the accompanying Consolidated Balance Sheets and represents management’s best estimate of the amounts that have not been paid as of May 31, 2020 and May 26, 2019. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary.
Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. In fiscal year 2020, the Company recognized $3.0 million of business interruption insurance recoveries. Amounts received on insurance recoveries related to business interruption are recorded when amounts are realized and are included as a reduction to Cost of product sales and operating cash flows.
Deferred Revenue
Cash received in advance of services performed are recorded as deferred revenue.
Non-Controlling Interest
The Company reports all non-controlling interests as a separate component of stockholders’ equity. The non-controlling interest’s share of the income or loss of the consolidated subsidiary is reported as a separate line item in our Consolidated Statements of Operations, following the consolidated net (loss) income caption.
During the fiscal fourth quarter of 2018, the Company purchased the remaining 40% non-controlling interest of its subsidiary, Apio Cooling, LP (“Apio Cooling”), for approximately $4.7 million in cash. The increase in the Company’s ownership interest in Apio Cooling was accounted for as an equity transaction. The Company recorded a decrease in additional paid-in capital of approximately $2.6 million, which represents the difference between the cash paid and the book value of the Apio Cooling non-controlling interest account, which was approximately $1.5 million, immediately preceding the purchase.

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the Company's effective tax rate in the year of resolution. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are recorded in Other accrued liabilities in the accompanying Consolidated Balance Sheets.
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
The following table sets forth the computation of diluted net (loss) income per share:

	Year Ended
(in thousands, except per share amounts)	May 31, 2020	May 26, 2019	May 27, 2018
Numerator:
Net (loss) income applicable to common stockholders	$(38,191)	$411	$24,829

Denominator:
Weighted average shares for basic net (loss) income per share	29,162	28,359	27,535
Effect of dilutive securities:
Stock options and restricted stock units	—	248	380
Weighted average shares for diluted net (loss) income per share	29,162	28,607	27,915

Diluted net (loss) income per share	$(1.31)	$0.01	$0.89

Due to the Company’s net loss in fiscal year 2020, the net loss per share for fiscal year 2020 includes only the weighted average shares outstanding and thus excludes 0.2 million of outstanding RSUs as such impact would be antidilutive.
Options to purchase 1.7 million, 1.6 million, and 1.5 million shares of Common Stock at a weighted average exercise price of $12.71, $13.74, and $13.80 per share were outstanding during fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock and, therefore, their inclusion would be antidilutive.

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
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan (“Landec Plan”), which is available to all full-time Landec employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2020, 2019 and 2018, the Company contributed $2.2 million, $1.8 million and $1.8 million, respectively, to the Landec Plan.
Fair Value Measurements
The Company uses fair value measurement accounting for financial assets and liabilities and for financial instruments and certain other items measured at fair value. The Company has elected the fair value option for its investment in a non-public company. The Company has not elected the fair value option for any of its other eligible financial assets or liabilities.
Applicable accounting guidance establishes a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
Level 1 –  observable inputs such as quoted prices for identical instruments in active markets.
Level 2 –  inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.
Level 3 –  unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
As of May 31, 2020, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 26, 2019, the fair value of the Company’s contingent consideration liability from the acquisition of O utilized significant unobservable inputs, including projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), and discount rates. As a result, the Company’s contingent consideration liability associated with the O acquisition was considered a Level 3 measurement liability and is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. The earn-out period ended during fiscal 2020 and, as such, there is no contingent consideration liability as of May 31, 2020.

In determining the fair value of the Company’s contingent consideration liability, the Company utilized the following significant unobservable inputs in the discounted cash flow models:

May 26, 2019
Cost of debt	5.1% to 5.5%
Market price of risk adjustment	14%
EBITDA volatility	28%

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the twelve months ended May 31, 2020, was due to the Company’s 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	May 31, 2020	May 26, 2019
Revenue growth rates	6% to 7%	6%
Expense growth rates	6% to 8%	6%
Income tax rates	15%	15%
Discount rates	12%	12%

The revenue growth, expense growth, and income tax rate assumptions are considered the Company’s best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the Company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Windset investment as of May 31, 2020
10% increase in revenue growth rates	$1,100
10% increase in expense growth rates	$(800)
10% increase in income tax rates	$(300)
10% increase in discount rates	$(2,200)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at May 31, 2020			Fair Value at May 26, 2019
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$—	$—	$—	$644	$—
Investment in non-public company	—	—	56,900	—	—	61,100
Total assets	$—	$—	$56,900	$—	$644	$61,100
Liabilities:
Interest rate swap contracts	$—	$3,578	$—	$—	$482	$—
Contingent consideration liability	—	—	—	—	—	500
Total liabilities	$—	$3,578	$—	$—	$482	$500

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 31, 2020 (in thousands):

	Windset Investment	Contingent Consideration Liability
Balance as of May 26, 2019	$61,100	$500
Fair value change	(4,200)	(500)
Balance as of May 31, 2020	$56,900	$—

As of May 31, 2020, related to Curation Foods’ salad dressing plant in Ontario, California we have $2.6 million of property and equipment, net included in Property and equipment, net within the Consolidated Balance Sheets meeting the criteria of assets held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach, and are categorized as level 3. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participant. See Note 4 and Note 14 for additional information

Recent Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for incomes taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 20, 2020. The Company early adopted this guidance in the third quarter of fiscal year 2020, which had a favorable impact of $0.4 million. This early adoption had no impact to the Company’s prior year financial statements.
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
Upon adoption of ASU 2016-02, the Company recorded a transitional adjustment of $0.3 million to opening retained earnings to write off the difference in deferred rent balances from prior periods for operating leases with non-level rent. The difference arises from recalculation of deferred rent after applying updated lease terms as a result of applying hindsight. Additionally, the adoption of the standard had a significant impact in the Consolidated Balance Sheets where at the time of the adoption at the beginning of fiscal year 2020, the Company recorded $31.1 million of operating lease liabilities, along with $30.0 million of operating lease right-of-use assets.
This change had no impact on the Company’s ability to meet its loan covenants as the impact from the adoption of ASU 2016-02 was taken into consideration when determining its loan covenants.
Stock based Compensation
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 primarily expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted ASU 2018-07 on May 27, 2019, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Cash Flow Hedges
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 better aligns hedge accounting with the Company’s risk management activities, simplifies the application of hedge accounting, and improves transparency as to the scope and results of hedging programs. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted ASU 2017-12 on May 27, 2019, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The new guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company has elected the optional expedients for its cash flow hedges to allow it to continue applying hedge accounting and not apply certain modification accounting requirements as debt and interest rate swaps transition from the LIBOR reference rate, if certain criteria are met. Such expedients are allowed in order to reduce the operational burden likely to arise in accounting for contract modification and hedge accounting resulting from reference rate reform. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. We adopted ASU 2020-04 on March 12, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements to be Adopted
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-1”), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Accounting Standards Update generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost which will generally result in the earlier recognition of allowances for credit losses. This ASU will be effective for the Company beginning June 1, 2020. The Company will adopt this ASU using a modified-retrospective approach, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. The Company is in the preliminary stages of our implementation initiatives including identifying the financial assets that are within the scope of the standard, developing an approach for estimating our expected credit losses for these assets, and evaluating the disclosures required under the standard. The Company is continuing its analysis of certain aspects of the standard and currently does not anticipate the adoption of this ASU will have a material impact on the Company's financial position, results of operations and cash flows; however, the Company's assessment will be finalized during the first quarter of 2021.
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

2. Acquisitions

Yucatan Foods Acquisition
On December 1, 2018 (the “Acquisition Date”), the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods, a manufacturer and seller of avocado-based food products. The total consideration paid to acquire Yucatan Foods was $75.0 million, consisting of $59.9 million in cash and 1,203,360 shares of common stock (“Stock Consideration”) with a fair value of $15.1 million. The fair value of the Stock Consideration is based on a per-share value of the Company’s common stock on the Acquisition Date. Given that the holders are restricted from selling the Landec common stock, a discount for lack of marketability was applied to the Stock Consideration. The discount for lack of marketability was based on restricted stock studies, pre-IPO studies, and utilizing the Black-Scholes option pricing model to estimate a discount of 17.5% and 20.0% for the 3-year and 4-year lockup period, respectively.
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
$74,966

The excess of the purchase price over the aggregate fair value of identifiable net assets acquired was recorded as goodwill. These preliminary fair values of the assets acquired and the liabilities assumed were determined through established and generally accepted valuation techniques and were subject to change during the measurement period as valuations were finalized. During the fourth quarter of fiscal 2019, the Company recorded measurement period adjustments to deferred income taxes of $1.7 million and indemnification provisions for environmental related items of $0.7 million, resulting in an increase to goodwill of $1.0 million. During the second quarter of fiscal 2020, the Company recorded measurement period adjustments to deferred income taxes of $0.5 million, resulting in an increase to goodwill of $0.5 million, and completed the acquisition accounting for the Yucatan Foods acquisition. These were non-cash adjustments. The following is a summary of the amounts recognized in accounting for the Yucatan Foods acquisition:

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

Finite-lived Intangible Assets
The Company identified one finite-lived intangible asset in connection with the Yucatan Foods acquisition: customer relationships valued at $11.0 million which is included in customer relationships in the accompanying Consolidated Balance Sheets. Customer relationships have an estimated useful life of 12 years and will be amortized to operating expenses on an accelerated basis that reflects the pattern in which the economic benefits are consumed. The customer relationships are valued using the excess earnings method.

Goodwill and Indefinite-lived Intangible Assets
As a result of the Yucatan Foods acquisition, the Company recorded goodwill of $22.2 million and trademarks valued at $15.9 million, which are included within goodwill and trademarks in the accompanying Consolidated Balance Sheets, respectively. The goodwill recognized from the Yucatan Foods acquisition was primarily attributable to Yucatan Foods’ long history and expected synergies from future growth and expansion of our Curation Foods business segment. Approximately 80% of the goodwill is expected to be deductible for income tax purposes. Trademarks are considered to be an indefinite lived asset and therefore, will not be amortized. The trademarks are valued using the relief from royalty valuation method. As discussed in Note 1, the Company recognized impairment charges of $2.7 million and $3.5 million in the Curation Foods business segment (in the Yucatan reporting unit) during the year ended May 31, 2020, related to goodwill and trademarks, respectively.
Acquisition Related Transaction Costs
For the year ended May 26, 2019, the Company recognized $3.3 million of acquisition-related costs that were expensed as incurred and included in the Selling, general and administrative line item in the Consolidated Statements of Operations. These expenses included investment banking fees, legal, accounting and tax service fees and appraisals fees.
O Acquisition
On March 1, 2017, the Company purchased substantially all of the assets of O for $2.5 million in cash plus contingent consideration of up to $7.5 million over the next three years based upon O achieving certain EBITDA targets.
The potential earn out payment of up to $7.5 million was based on O’s cumulative EBITDA over the Company’s fiscal years 2018 through 2020. Based on this analysis, the Company recorded a contingent consideration liability, included in Other non-current liabilities. The earn out period expired in March 2020, with no payments made under the contractual provisions of the earn out arrangement.
As of May 31, 2020, May 26, 2019, and May 27, 2018, the contingent consideration liability was $0.0 million, $0.5 million, and $4.0 million, respectively, representing the present value of the expected earn out payments. The reduction in the contingent consideration liability was $0.5 million and $3.5 million for fiscal years 2020 and 2019, respectively, and is recorded as a reduction to Selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The $3.5 million reduction during fiscal year 2019 was due to a very poor olive harvest in California during 2018 resulting in substantially lower volumes of olive oil available for sale over the next twelve months. This, combined with a slower than anticipated apple cider vinegar sales reduced the current projected EBITDA through fiscal year 2020.

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
The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put/call calculation for value and a discounted cash flow model based on projections developed by Windset that were reviewed by Landec, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models' estimate for fair value are then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.
The Company recorded $1.1 million in dividend income for the fiscal year ended May 31, 2020, and $1.7 million for each of the fiscal years ended May 26, 2019 and May 27, 2018. The decrease in the fair market value of the Company’s investment in Windset for the fiscal year ended May 31, 2020 and was $4.2 million which is included in Other income (expense) in the accompanying Consolidated Statements of Operations. The increase in the fair market value of the Company’s investment in Windset for the fiscal years ended May 26, 2019 and May 27, 2018 was $1.6 million and $2.9 million, respectively, and is included in Other income (expense) in the accompanying Consolidated Statements of Operations.

4. Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 31, 2020	May 26, 2019
Land and buildings	15	-	40	$102,704	$108,428
Leasehold improvements	3	-	20	6,834	6,974
Computers, capitalized software, machinery, equipment and autos	3	-	20	146,659	127,370
Furniture and fixtures	3	-	7	2,603	2,828
Construction in process				28,454	34,206
Gross property and equipment				287,254	279,806
Less accumulated depreciation and amortization				(94,916)	(79,779)
Net property and equipment				$192,338	$200,027

Depreciation and amortization expense for property and equipment for the fiscal years ended May 31, 2020, May 26, 2019 and May 27, 2018 was $16.3 million, $13.1 million and $11.0 million, respectively. Amortization related to finance leases, which is included in depreciation expense, was $0.1 million for each of the fiscal years ended May 31, 2020, May 26, 2019 and May 27, 2018, respectively.
During fiscal years 2020, 2019, and 2018, the Company capitalized $3.1 million, $1.0 million, and $0.9 million in software development costs, respectively. Amortization related to capitalized software was $0.8 million, $0.9 million, and $0.6 million for fiscal years ended May 31, 2020, May 26, 2019 and May 27, 2018, respectively. The unamortized computer software costs as of May 31, 2020 and May 26, 2019 were $5.0 million and $2.8 million, respectively. Capitalized interest was $1.2 million, $0.7 million, and $0.6 million for fiscal years ended May 31, 2020, May 26, 2019 and May 27, 2018, respectively. As disclosed in Note 1, an impairment of property and equipment related to the O reporting unit of $1.3 million was recorded in Selling, general and administrative in the accompanying Consolidated Statements of Operations for the year ended May 31, 2020.
Assets Held for Sale
In January 2020, the Company decided to seek to divest its Curation Foods’ salad dressing plant in Ontario, California. During the fiscal year ended May 31, 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations for the Curation Foods segment. The remaining net carrying value of $2.6 million is included in Property and equipment, net within the Consolidated Balance Sheets as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet. The Company currently expects to complete this divestiture within the first half of fiscal year 2021.
In June 2019, the Company designated the Santa Maria office as the Curation Foods headquarters, and decided to close and put up for sale the Curation Foods office in San Rafael, California. The San Rafael property, included in land and buildings, was designated as held for use within the Consolidated Balance Sheets as of May 26, 2019, as no finalized plan for disposition existed at such time. During the fiscal year ended May 31, 2020, the Company closed escrow on the San Rafael property and recognized a $0.4 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations. The Company received net cash proceeds of $2.4 million in connection with the sale.

5. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during fiscal 2020 and fiscal 2019 (in thousands):

	2020	2019
Balance at beginning of year	$76,742	$54,510
Acquisition of Yucatan Foods (Note 2)	—	22,232
Yucatan Foods measurement period adjustment	504	—
Impairment	(7,860)	—
Balance at end of year	$69,386	$76,742

We have determined that the Eat Smart, Yucatan Foods, O, and Lifecore are the appropriate reporting units for testing goodwill for impairment. As disclosed in Note 1, an impairment charge of $5.2 million and $2.7 million in O and Yucatan Foods reporting units, respectively, was recorded during the year ended May 31, 2020. As of May 31, 2020, the Eat Smart, Yucatan, and Lifecore reporting unit had $35.5 million, $20.0 million, and $13.9 million of goodwill, respectively.
Intangible Assets
As of May 31, 2020 and May 26, 2019, the Company's intangible assets consisted of the following (in thousands):

		May 31, 2020		May 26, 2019
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Eat Smart (Curation Foods)	12	$7,500	$4,663	$7,500	$4,087
O (Curation Foods)	13	—	—	700	143
Yucatan Foods (Curation Foods)	11	11,000	1,650	11,000	550
Lifecore	12	3,700	3,110	3,700	2,801
Total customer relationships		$22,200	$9,423	$22,900	$7,581
Trademarks/tradenames
Eat Smart (Curation Foods)		$9,100	$872	$9,100	$872
O (Curation Foods)		500	—	1,600	—
Yucatan Foods (Curation Foods)		12,400	—	15,900	—
Lifecore		4,200	—	4,200	—
Total trademarks/tradenames		$26,200	$872	$30,800	$872

Total intangible assets		$48,400	10,295	$53,700	$8,453

Amortization expense related to finite-lived intangible assets was $2.0 million, $1.5 million, and $1.0 million in fiscal 2020, 2019, and 2018, respectively. The amortization expense for the next five fiscal years is estimated to be $1.8 million per year.
As discussed in Note 1, the Company recognized an impairment of the customer relationships in the Curation Foods business segment (in the O reporting unit) of $0.5 million during the year ended May 31, 2020. In addition, the Company recognized an impairment of the trademarks in the Curation Foods business segment for O and Yucatan Foods of $1.1 million and $3.5 million, respectively during the year ended May 31, 2020.

6. Stock-based Compensation and Stockholders’ Equity
Common Stock and Stock Option Plans
On October 16, 2019, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2019 Stock Incentive Plan (the “Plan”) became effective and replaced the Company’s 2013 Stock Incentive Plan (the “2013 Plan”). Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the Plan.
The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares in the aggregate; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares in the aggregate. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of an aggregate fair market value of $120,000 during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 31, 2020, 579,000 options to purchase shares and restricted stock units (“RSUs”) were outstanding.
On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Plan became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2013 Plan. The 2013 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2013 Plan, 2.0 million shares were initially available for awards and as of May 31, 2020, 1,478,405 options to purchase shares and RSUs were outstanding.
On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million shares were initially available for awards. On October 19, 2017, 1.0 million shares were added to the 2013 Plan following stockholder approval at the 2017 Annual Meeting of Stockholders. As of May 31, 2020, 128,500 options to purchase shares and RSUs were outstanding.
At May 31, 2020, the Company had 4.8 million common shares reserved for future issuance under Landec stock incentive plans.
Convertible Preferred Stock
The Company has authorized 2.0 million shares of preferred stock, and as of May 31, 2020 has no outstanding preferred stock.
Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards, risk-free interest rate, and expected dividend yield which have a significant impact on the fair value estimates. As of May 31, 2020, May 26, 2019, and May 27, 2018, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Options granted	435,000	368,264	498,000
Weighted-average exercise price	$10.42	$11.85	$12.93
Weighted-average grant date fair value	$2.55	$2.80	$2.90
Assumptions:
Expected life (in years)	3.50	3.50	3.50
Risk-free interest rate	1.01%	2.47%	1.73%
Volatility	31%	27%	27%
Dividend yield	—%	—%	—%

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 31, 2020 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 28, 2017	1,571,542	$13.20
Options granted	498,000	$12.93
Options exercised	(29,333)	$7.36	$177,921
Options forfeited and canceled	(23,334)	$12.55
Options expired	(61,540)	$14.23
Options outstanding at May 27, 2018	1,955,335	$13.20
Options granted	368,264	$11.85
Options exercised	(116,834)	$11.82	$265,911
Options forfeited and canceled	(71,669)	$13.75
Options expired	(135,000)	$14.18
Options outstanding at May 26, 2019	2,000,096	$12.94
Options granted	435,000	$10.42
Options exercised	(163,333)	$11.16	$169,066
Options forfeited and canceled	(55,806)	$13.08
Options expired	(499,599)	$14.04
Options outstanding at May 31, 2020	1,716,358	$12.15		3.75	$416,090
Options exercisable at May 31, 2020	1,113,441	$13.05		2.30	$70,567

A summary of the Company’s restricted stock unit award activity as of May 31, 2020 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 28, 2017	509,355	$13.53
Granted	200,288	$13.12
Vested	(270,656)	$14.06
Forfeited	(30,950)	$11.75
Restricted stock units outstanding at May 27, 2018	408,037	$12.99
Granted	333,486	$13.15
Vested	(237,946)	$13.27
Forfeited	(75,150)	$13.92
Restricted stock units outstanding at May 26, 2019	428,427	$12.80
Granted	296,527	$9.79
Vested	(124,045)	$11.82
Forfeited	(131,361)	$12.49
Restricted stock units outstanding at May 31, 2020	469,548	$11.24

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by statement of operations line item:

	Year Ended
(in thousands)	May 31, 2020	May 26, 2019	May 27, 2018
Cost of sales	$162	$449	$535
Research and development	158	114	131
Selling, general and administrative	2,099	2,997	3,737
Total stock-based compensation	$2,419	$3,560	$4,403

As of May 31, 2020, there was $4.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 2.40 years for stock options and 1.98 years for restricted stock unit awards.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During fiscal years 2020, 2019 and 2018, the Company did not purchase any shares on the open market.

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
On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies. Interest on both the Revolver and the Term Loan continues to be based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%.
Subsequent to fiscal year end 2020, on July 15, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”), which among other things, (i) modified the definition of EBITDA to increase the limit on permitted exclusions for certain unusual, extraordinary or one-time cash items for each fiscal quarter ending on or after February 28, 2021, to a maximum of 20% of EBITDA, and (ii) restricted the Company from making Capital Expenditures over certain thresholds. Interest continues to be based on the Company’s Total Leverage Ratio, now at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment.
The Credit Agreement provides the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
The Credit Agreement continues to contain customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of May 31, 2020, the Company was in compliance with all financial covenants under the Credit Agreement, other than the maximum Total Leverage Ratio covenant, which noncompliance was waived by the Lenders pursuant to the Eighth Amendment.
As of May 31, 2020, $77.4 million was outstanding on the Revolver, at an interest rate of 4.38% under the Eurodollar option.
Long-term debt consists of the following as of May 31, 2020 and May 26, 2019 (in thousands):

	May 31, 2020	May 26, 2019
Term loan	$114,000	$97,500
Total principal amount of long-term debt	114,000	97,500
Less: unamortized debt issuance costs	(1,083)	(516)
Total long-term debt, net of unamortized debt issuance costs	112,917	96,984
Less: current portion of long-term debt, net	(11,554)	(9,791)
Long-term debt, net	$101,363	$87,193

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2021	$12,000
Fiscal year 2022	102,000
Total	$114,000

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
On December 2, 2019, the Company entered into an interest rate swap contract (the “2019 Swap”) with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap has the effect of converting primarily all of the $110.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.53%.

8. Income Taxes
The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Current:
Federal	$(7,836)	$(67)	$(2,854)
State	38	63	60
Foreign	56	83	83
Total	(7,742)	79	(2,711)

Deferred:
Federal	(5,212)	1,581	(7,122)
State	(162)	(142)	470
Total	(5,374)	1,439	(6,652)
Income tax expense (benefit)	$(13,116)	$1,518	$(9,363)

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Tax at U.S. statutory rate (1)	$(10,774)	$764	$4,784
State income taxes, net of federal benefit	(1,782)	46	439
Tax reform/CARES Act	(2,770)	—	(14,350)
Change in valuation allowance	2,654	929	(176)
Tax credit carryforwards	(613)	(771)	(777)
Other compensation-related activity	334	618	566
Impairment of goodwill	647	—	—
Foreign rate differential	(863)	—	—
Other	51	(68)	151
Income tax expense (benefit)	$(13,116)	$1,518	$(9,363)
(1) Statutory rate was 21.0% for fiscal year 2020 and 2019, 29.4% for fiscal year 2018.
The effective tax rate for fiscal year 2020 changed from a tax provision expense of 71% to tax provision benefit of 26% in comparison to fiscal year 2019. The decrease in the income tax expense for fiscal year 2020 was primarily due to a decrease in the Company’s profit before tax, carryback of net operating losses, and the benefit of federal and state research and development credits which is offset by the change in valuation allowance, and impairment of goodwill.
The effective tax rate for fiscal year 2019 changed from a benefit of 64% to expense of 71% in comparison to fiscal year 2018. The increase in the income tax expense for fiscal year 2019 was primarily due to the Company’s acquisition of Yucatan Foods and the change in valuation allowance related to the foreign deferred balances, the change in ending state deferred blended rate, the limitation of deductibility of executive compensation, and partially offset by the benefit of the foreign rate differential and the federal and state research and development credits, all primarily as a result of the TCJA.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
The CARES Act allows losses incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years. As a result of the CARES Act, the Company is able to benefit net operating losses generated in fiscal years 2019 and 2020 at the 21% federal statutory rate in effect for those years and carry back to tax years with a 35% federal statutory rate thus recognizing a tax benefit of $2.8 million during the year ended May 31, 2020.
Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	May 31, 2020	May 26, 2019
Deferred tax assets:
Accruals and reserves	$4,651	$3,130
Net operating loss carryforwards	$14,947	$9,385
Stock-based compensation	$904	$979
Research and AMT credit carryforwards	$4,491	$2,839
Lease liability	$6,731	$—
Limitations on business interest expense	$2,081	$—
Other	$426	$461
Gross deferred tax assets	$34,231	$16,794
Valuation allowance	$(6,770)	$(4,116)
Net deferred tax assets	$27,461	$12,678

Deferred tax liabilities:
Depreciation and amortization	(19,049)	(14,324)
Goodwill and other indefinite life intangibles	(12,204)	(13,351)
Basis difference in investment in non-public company	(3,439)	(4,396)
Right of use asset	(6,357)	—
Deferred tax liabilities	(41,049)	(32,071)

Net deferred tax liabilities	(13,588)	(19,393)

The effective tax rates for fiscal year 2020 differ from the blended statutory federal income tax rate of 21% percent as a result of several factors, including a decrease in the Company’s profit before tax, carryback of net operating losses, the change in valuation allowance related to state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, impairment of goodwill and fixed assets, and the benefit of federal and state research and development credits.

The effective tax rates for fiscal year 2019 differ from the blended statutory federal income tax rate of 21% percent as a result of several factors, including Yucatan acquisition, the change in valuation allowance related with foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits. The effective tax rates for fiscal year 2018 differ from the statutory federal blended income tax rate of 29.4% as a result of several factors, including change in ending federal and state deferred blended rate, one-time transition tax due to the repatriation of foreign earnings, the change in valuation allowance, limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits.
During the fiscal years ended May 31, 2020 and May 26, 2019, excess tax deficits related to stock-based compensation of $0.4 million and $0.2 million, respectively, were reflected in the Consolidated Statements of Operations as a component of Income tax expense (benefit), specifically related to the prospective application of excess tax deficits and tax deficiencies related to stock-based compensation.
As of May 31, 2020, the Company had federal, foreign, California, Indiana, and other state net operating loss carryforwards of approximately $42.9 million, $11.7 million, $18.5 million, $6.5 million, and $14.1 million respectively. These losses expire in different periods ranging from 2027 through 2038, if not utilized. Federal net operating loss of $35.6 million have an indefinite life. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.
The Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $2.2 million, $2.1 million, and $0.4 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20 year carryforward for federal purposes, and 15 year carryforward for Minnesota purposes.
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $0.4 million, $2.8 million, and $3.5 million should be recorded against federal, state, and foreign deferred tax assets as a result of uncertainty around the utilization of net operating losses, and federal capital loss carryforward.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Unrecognized tax benefits – beginning of the period	$616	$479	$537
Gross increases – tax positions in prior period	102	29	21
Gross decreases – tax positions in prior period	(11)	—	—
Gross increases – current-period tax positions	121	133	116
Settlements	—	—	(95)
Lapse of statute of limitations	—	(25)	(100)
Unrecognized tax benefits – end of the period	$827	$616	$479

As of May 31, 2020 the total amount of net unrecognized tax benefits is $0.8 million, of which, $0.7 million, if recognized, would change the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 31, 2020. Additionally, the Company does not expect its unrecognized tax benefits to decrease within the next 12 months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2015 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

9. Leases
Operating Leases
The Company has entered into various non-cancellable operating lease agreements for manufacturing and distribution facilities, vehicles, equipment and office space. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Landec leases land, facilities, and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2040. Certain of these leases have renewal options.
Finance Leases
On September 3, 2015, Lifecore leased an 80,950 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Gross assets recorded under finance leases, included in Property and equipment, net, were $3.8 million as of both May 31, 2020 and May 26, 2019. Accumulated amortization associated with finance leases was $0.5 million and $0.4 million as of May 31, 2020 and May 26, 2019, respectively. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.
The components of lease cost were as follows:

Year Ended
(In thousands, except term and discount rate)	May 31, 2020
Finance lease cost:
Amortization of leased assets	$116
Interest on lease liabilities	358
Operating lease cost	6,343
Variable lease cost and other	1,951
Total lease cost	$8,768

Weighted-average remaining lease term:
Operating leases	11.06
Finance leases	2.60
Weighted-average discount rate:
Operating leases	5.24%
Finance leases	10.00%

The Company’s leases have original lease periods ending between 2021 and 2040. The Company’s maturity analysis of operating and finance lease liabilities as of May 31, 2020 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Fiscal year 2021	$5,615	$455	$6,070
Fiscal year 2022	4,500	466	4,966
Fiscal year 2023	3,809	3,497	7,306
Fiscal year 2024	3,137	9	3,146
Fiscal year 2025	2,501	2	2,503
Thereafter	17,721	—	17,721
Total lease payments	37,283	4,429	41,712
Less: interest	(10,043)	(868)	(10,911)
Present value of lease liabilities	27,240	3,561	30,801
Less: current obligation of lease liabilities	(4,298)	(125)	(4,423)
Total long-term lease liabilities	$22,942	$3,436	$26,378

The future minimum annual lease payments required under the Company’s existing operating lease agreements as of May 26, 2019 prior to the adoption of ASC 842 were as follows:

(in thousands)	Operating Leases
Fiscal year 2020	$5,056
Fiscal year 2021	4,044
Fiscal year 2022	3,589
Fiscal year 2023	3,350
Fiscal year 2024	3,047
Thereafter	9,335
Total	$28,421

Rent expense for operating leases, including month to month arrangements was $7.3 million and $6.1 million for the fiscal years 2019 and 2018, respectively, and is recorded in Selling, general, and administrative expenses.
The future minimum annual lease payments required under the Company’s existing capital lease agreements as of May 26, 2019, prior to the adoption of ASC 842 were as follows:

(in thousands)	Capital Leases
Fiscal year 2020	$486
Fiscal year 2021	489
Fiscal year 2022	460
Fiscal year 2023	3,490
Fiscal year 2024	—
Thereafter	—
Total minimum lease payment	4,925
Less: amounts representing interest and taxes	(1,291)
Total	3,634
Less: current portion included in other accrued liabilities	(102)
Long-term capital lease obligation	$3,532

Supplemental cash flow information related to leases are as follows:

Year Ended
(in thousands)	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,853
Operating cash flows from finance leases	328
Financing cash flows from finance leases	118
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,752

10.  Commitments and Contingencies
Purchase Commitments
At May 31, 2020, the Company was committed to purchase $87.7 million of produce and other materials. For the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018, purchases related to long term commitments under take or pay agreements were $3.4 million, $0.5 million, and $0.0 million, respectively.
Legal Contingencies
In the ordinary course of business, the Company is from time to time involved in various legal proceedings and claims.
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
Claims Alleging Unfair Labor Practices
Curation Foods has been the target of a union organizing campaign which has included 3 unsuccessful attempts to unionize Curation Foods’ Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively “Pacific Harvest”), Curation Foods’ former labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of May 31, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company’s review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their brining claims against the Company. As of May 31, 2020, the reserve balance remained at $1.2 million.
Compliance Matters
As previously disclosed, on December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. At this stage, the ultimate outcome of these or any other investigations or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification or insurance recovery, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that allow the Company to recover costs for breach of warranty, etc. from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 31, 2020. Nor are there any insurance claims recorded as they are similarly contingent.
Other Litigation Matters
On February 10, 2020, a complaint was filed against Curation Foods in the United States District Court for the Northern District of Georgia, Printpack, Inc. v. Curation Foods, Inc., alleging breach of contract pertaining to Curation Foods’ purchase of certain poly film packaging from the plaintiff. The plaintiff was seeking an unspecified amount of monetary damages, litigation expenses, and interest. Through several negotiations and discussions between the Company and Printpack, an agreement was reached and a Notice of Voluntary Dismissal was filed on May 29, 2020. This dismisses the case against the Company with no other further legal action required.
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company’s current CEO Albert Bolles, the Company’s former Chief Financial Officer Gregory Skinner, and other defendants (collectively, the "Landec Parties") in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and

Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods. Based on this alleged breach, Pacific and Rancho have ceased making payments. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. The Landec Parties have not yet appeared in this action. Given the preliminary stage of the litigation, at this time the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not accrued any liability associated with these matters. The Company intends to defend and pursue its interests in this case vigorously.

11. Business Segment Reporting
The Company operates using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Curation Foods segment, the Lifecore segment, and the Other segment.
The Curation Foods business includes (i) four natural food brands, including Eat Smart, O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh, (ii) BreatheWay® activities, and (iii) activity related to our 26.9% investment in Windest. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, sales of avocado products under the brands Yucatan Foods and Cabo Fresh, and activity related to our investment in Windset.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Other segment includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for the production facility in Mexico, which was acquired by the Company as a result of the Yucatan Foods acquisition. The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended
Property and equipment, net	May 31, 2020	May 26, 2019
United States	$179.1	$186.3
Mexico	13.2	13.7
Total property and equipment, net	$192.3	$200.0
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Canada	$76.4	$83.6	$78.0
Belgium	$13.8	$15.1	$17.2
Ireland	$4.0	$5.0	$4.1
All Other Countries	$7.8	$5.1	$3.6

Operations by segment consisted of the following (in thousands):

Year Ended May 31, 2020	Curation Foods	Lifecore	Other	Total
Product sales	$504,533	$85,833	$—	$590,366
Gross profit	42,105	32,883	—	74,988
Net income (loss) from continuing operations	(39,088)	11,749	(10,852)	(38,191)
Identifiable assets	249,217	165,461	126,635	541,313
Depreciation and amortization	13,240	5,008	96	18,344
Capital expenditures	15,944	10,612	130	26,686
Dividend income	1,125	—	—	1,125
Interest income	37	—	66	103
Interest expense, net	5,504	—	4,099	9,603
Income tax (benefit) expense	(13,028)	3,346	(3,434)	(13,116)

Year Ended May 26, 2019
Product sales	$481,686	$75,873	$—	$557,559
Gross profit	49,305	31,698	—	81,003
Net income (loss) from continuing operations	(6,229)	12,070	(3,719)	2,122
Identifiable assets	367,352	145,558	6,181	519,091
Depreciation and amortization	10,360	4,140	730	15,230
Capital expenditures	30,583	12,965	1,186	44,734
Dividend income	1,650	—	—	1,650
Interest income	112	—	33	145
Interest expense, net	3,278	—	1,952	5,230
Income tax (benefit) expense	(1,373)	4,024	(1,133)	1,518

Year Ended May 27, 2018
Product sales	$458,800	$65,427	$—	$524,227
Gross profit	49,770	28,568	—	78,338
Net income (loss) from continuing operations	17,010	11,631	(2,880)	25,761
Identifiable assets	264,067	129,342	11,294	404,703
Depreciation and amortization	8,196	3,679	537	12,412
Capital expenditures	13,052	16,454	4,084	33,590
Dividend income	1,650	—	—	1,650
Interest income	93	—	118	211
Interest expense, net	1,554	—	396	1,950
Income tax (benefit) expense	(9,748)	2,638	(2,253)	(9,363)

12. Quarterly Consolidated Financial Information (unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2020 and 2019 (in thousands, except for per share amounts):

Fiscal Year 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$138,714	$142,593	$152,928	$156,131	$590,366
Gross profit	15,336	15,514	20,047	24,091	74,988
Net income (loss) from continuing operations	(4,784)	(6,740)	(11,518)	(15,149)	(38,191)
Net income (loss) applicable to common stockholders	(4,784)	(6,740)	(11,518)	(15,149)	(38,191)
Net income (loss) per basic share from continuing operations	$(0.16)	$(0.23)	$(0.39)	$(0.52)	$(1.31)
Net income (loss) per diluted share from continuing operations	$(0.16)	$(0.23)	$(0.39)	$(0.52)	$(1.31)

Fiscal Year 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$124,668	$124,557	$155,554	$152,780	$557,559
Gross profit	16,337	16,885	21,569	26,212	81,003
Net income (loss) from continuing operations	335	(113)	1,533	367	2,122
Net income (loss) applicable to common stockholders	190	(584)	1,067	(262)	411
Net income (loss) per basic share from continuing operations	$0.01	$—	$0.05	$0.01	$0.07
Net income (loss) per diluted share from continuing operations	$0.01	$—	$0.05	$0.01	$0.07

13. Discontinued Operations
Now Planting and Food Export
During the fourth quarter of fiscal year 2019, the Company discontinued its Now Planting business, which resided in its Curation Foods segment. During the fourth quarter of fiscal year 2018, the Company discontinued its Food Export business segment. As a result, the Company met the requirements to report the results of Now Planting and Food Export as discontinued operations and to classify any assets and liabilities as held for abandonment.
The carrying amounts of the major classes of assets and liabilities of Now Planting and Food Export business segment included in assets and liabilities of discontinued operations are as follows (in thousands):

	Year Ended
	May 31, 2020	May 26, 2019
Current and other assets, discontinued operations:
Cash and cash equivalents	$—	$—
Accounts receivable	—	—
Inventory	—	—
Other assets	—	—
Total assets, discontinued operations	$—	$—
Other current liabilities, discontinued operations:
Accounts payable	$—	$51
Accrued expenses and other current liabilities	—	14
Total other current liabilities, discontinued operations	$—	$65

Once Now Planting and Food Export businesses were discontinued, the operations associated with these businesses qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Operations and the Notes to the Consolidated Financial Statements have been adjusted to exclude Now Planting in fiscal year 2019 and Food Export in fiscal year 2018. Components of amounts reflected in (loss) income from discontinued operations, net of tax are as follows (in thousands):

	Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Revenues	$—	$548	$29,222
Cost of sales	—	(1,649)	(27,619)
Research and development	—	(102)	—
Selling, general and administrative	—	(1,035)	(2,522)
Other	—	—	(269)
Loss from discontinued operations before taxes	—	(2,238)	(1,188)
Income tax benefit	—	527	350
Loss from discontinued operations, net of tax	$—	$(1,711)	$(838)

Cash provided by (used in) operating activities by the Now Planting business totaled $0.0 million, $(1.3) million, and $0.0 million for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018, respectively. Cash provided by (used in) operating activities by the Food Export business totaled $0.0 million, $0.0 million, and $0.6 million for the fiscal years ended May 31, 2020, May 26, 2019, and May 27, 2018, respectively.

14. Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.
In January 2020, the Company decided to divest its salad dressing plant in Ontario, California. In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations. The remaining net carrying value of $2.6 million is included in Property and equipment, net within the Consolidated Balance Sheets as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet. The Company expects to complete this divestiture within the first half of fiscal year 2021.
The Company will also close its leased Santa Clara, California and Los Angeles, California offices.
During the fiscal year ended May 31, 2020, the Company decided to modify BreatheWay's primary business model and redesigned and re-engineered equipment used in the BreatheWay business. As a result of this re-engineering, during the fiscal year ended May 31, 2020 the Company recorded a $1.9 million impairment loss.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations, by Business Segment:

(In thousands)	Curation Foods	Lifecore	Other	Total
Year Ended May 31, 2020
Asset write-off costs	$12,662	$—	$418	$13,080
Employee severance and benefit costs	1,468	—	784	2,252
Lease costs	392	—	26	418
Other restructuring costs	1,024	—	511	1,535
Total restructuring costs	$15,546	$—	$1,739	$17,285

15. Subsequent Events
Debt Covenant Amendment
As disclosed in Note 7 - Debt, on July 15, 2020, the Company entered into the Eighth Amendment, which among other things, (i) in relation to the covenant calculations modified the definition of EBITDA to increase the limit on permitted exclusions for certain unusual, extraordinary or one-time cash items for each fiscal quarter ending on or after February 28, 2021, to a maximum of 20% of EBITDA, and (ii) restricted the Company from making Capital Expenditures over certain thresholds. Interest continues to be based on the Company’s Total Leverage Ratio, now at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment. In connection with the execution of the Eighth Amendment, the Company paid $0.3 million in fees to the Lenders.
Ontario, California Salad Dressing Plant
On August 7, 2020 the Company assigned the lease and sold the corresponding assets related to its salad dressing plant in Ontario, California. The net carrying amount of these assets of $2.6 million are classified as assets held for sale and are included in Property and equipment, net within the Consolidated Balance Sheets as of May 31, 2020. The Company received net cash proceeds of $4.6 million in connection with the sale. The Company estimates that it will record a $2.6 million gain on disposal subsequent to fiscal year end 2020 in connection with this transaction.
Hanover, Pennsylvania Manufacturing Facility
In connection with the Company’s strategic initiative, Project SWIFT, on June 25, 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. The $17.2 million carrying value of these assets are included in Property and equipment, net on the consolidated Balance Sheets as of May 31, 2020 and were not classified as assets held for sale as the plans to sell were not finalized until subsequent to fiscal year end 2020.
The Company is in the process of marketing Hanover for sale and assessing the Hanover assets’ fair value in relation to their carrying value and anticipates recording an impairment based on the current strategic plans for the assets. The Company expects to complete its analysis by the end of its first quarter of fiscal year 2021. The Company expects to complete the sale of its Hanover assets during its second quarter of fiscal year 2021.
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic has had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

(b)Index of Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.

3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.

3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.

3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.

4.1+	Description of Capital Stock.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.

10.2
Agreement and Plan of Merger between Landec Corporation, a California corporation, and the Registrant, dated as of November 6, 2008, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.

10.3*	Landec Corporation 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2009.

10.4*
Form of Stock Grant Agreement for the Landec Corporation 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on October 19, 2009.

10.5*
Form of Notice of Stock Option Grant and Stock Option Agreement for the Landec Corporation 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on October 19, 2009.

10.6*
Form of Stock Unit Agreement for the Landec Corporation 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on October 19, 2009.

10.7*
Form of Notice of Grant of Stock Appreciation Right and Stock Appreciation Right Agreement for the Landec Corporation 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on October 19, 2009.

10.8*	Landec Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 7, 2013.

10.9*	Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.10*	First Amendment to the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2017.

10.11*
Form of Stock Grant Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.12*
Form of Notice of Stock Option Grant and Stock Option Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.13*
Form of Stock Unit Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

Exhibit Number	Exhibit Title
10.14*
Form of Notice of Grant of Stock Appreciation Right and Stock Appreciation Right Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.15*
Landec Corporation 2019 Stock Incentive Plan, including the forms of awards attached thereto, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2019.
2019 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 21, 2019.

10.16*
Employment Agreement between the Registrant and Gregory S. Skinner effective as of January 31, 2019, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2019.

10.17
Loan Agreement dated February 26, 2016 among the Registrant, Apio, Inc., Apio Cooling LP and CF Equipment Loans LLC (successor-in-interest to General Electric Capital Corporation) incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2016.

10.18
Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2016.

10.19
Promissory Note dated February 26, 2016 issued by Apio to CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 3, 2016.

10.20
Guaranty dated February 26, 2016 between the Registrant and CF Equipment Loans, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 3, 2016.

10.21
Credit Agreement, dated September 23, 2016, by and among the Registrant, the other loan parties party thereto, JPMorgan Chase Bank, N.A., BMO Harris Bank N.A., and City National Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2016.

10.22
Pledge and Security Agreement, dated September 23, 2016, by and among the Registrant, the other grantors party thereto, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2016.

10.23
Fourth Amendment and Joinder to the Credit Agreement and Other Loan Documents dated November 30, 2018 by and among the Registrant, the other loan parties and new loan parties party thereto, BMO Harris Bank N.A., City National Bank, and JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2018.

10.24
Sixth Amendment to Credit Agreement, dated October 25, 2019, by and among the Registrant, the other loan parties party thereto, BMO Harris Bank N.A., City National Bank, and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2019.

10.25
Seventh Amendment to Credit Agreement, dated March 19, 2020, by and among the Registrant, the other loan parties party thereto, BMO Harris Bank N.A., City National Bank and JPMorgan Chase Bank, N.A (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020).

10.26
Limited Waiver and Eighth Amendment to Credit Agreement, dated July 15, 2020, by and among the Registrant, the other loan parties party thereto, BMO Harris Bank, N.A and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2020).

10.27*	Long-Term Incentive Plan for Fiscal Year 2020, incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on July 24, 2017.

10.28*	Long-Term Incentive Plan for Fiscal Year 2021, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2018.

Exhibit Number	Exhibit Title
10.29
Settlement Agreement amongst the Registrant, Apio, Inc., Rancho Harvest, Inc. and Pacific Harvest, Inc. and the plaintiffs named therein and Addendum to the Settlement Agreement effective as of May 5, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2017.

10.30
Purchase Agreement dated as of April 26, 2018, by and between Apio, Inc. Michael R. Mills, San Ysidro Farms, Inc., B&D Farms, Mahoney Brothers, and RCM Farms, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2018.

10.31
Letter Agreement dated May 22, 2018 among the Registrant, Nelson Obus and Wynnefield Capital, Inc. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2018.

10.32
Capital Contribution and Partnership Interest and Stock Purchase Agreement dated December 1, 2018 by and among Apio, Inc., a Delaware Corporation, Yucatan Foods, L.P., a Delaware limited partnership (“Yucatan”), Camden Fruit Corporation, a California corporation, Landec Corporation, a Delaware corporation, in its capacity as guarantor, Ardeshir Haerizadeh, as an equityholder representative, and the equityholders of Camden and Yucatan, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2018.

10.33+	Landec Corporation Executive Change in Control Severance Plan.

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2+	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing
+	Filed herewith.
#	Confidential treatment requested as to certain portions. The term “confidential treatment” and the mark “*” as used throughout the indicated Exhibit means that material has been omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Maria, State of California, on August 14, 2020.

LANDEC CORPORATION

By:	/s/ Brian McLaughlin
Brian McLaughlin
Chief Financial Officer and Vice President of Finance and Administration

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Albert D. Bolles and Brian McLaughlin, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert D. Bolles, Ph.D.
Albert D. Bolles, Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2020

/s/ Brian McLaughlin
Brian McLaughlin	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	August 14, 2020

/s/ Craig Barbarosh
Craig Barbarosh	Director	August 14, 2020

/s/ Deborah Carosella
Deborah Carosella	Director	August 14, 2020

/s/ Frederick Frank
Frederick Frank	Director	August 14, 2020

/s/ Katrina Houde
Katrina Houde	Director	August 14, 2020

/s/ Charles Macaluso
Charles Macaluso	Director	August 14, 2020

/s/ Nelson Obus
Nelson Obus	Director	August 14, 2020

/s/ Tonia Pankopf
Tonia Pankopf	Director	August 14, 2020

/s/ Andrew K. Powell
Andrew K. Powell	Director	August 14, 2020

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	August 14, 2020