Form 10-Q
period 2020-08-30
LANDEC CORP \CA\
filed 2020-10-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 30, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period for _________ to _________.
Commission file number: 0-27446
LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2811 Airpark Drive
Santa Maria,	California	93455
(Address of principal executive offices)		(Zip Code)

(650) 306-1650
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	LNDC	The NASDAQ Global Select Market
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 1, 2020, there were 29,241,889 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended August 30, 2020

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 30, 2020	May 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$589	$360
Accounts receivable, less allowance for credit losses	65,027	76,206
Inventories	59,998	66,311
Prepaid expenses and other current assets	21,753	14,230
Total Current Assets	147,367	157,107

Investment in non-public company, fair value	56,900	56,900
Property and equipment, net	171,413	192,338
Operating leases	22,109	25,321
Goodwill	69,386	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	12,281	12,777
Other assets	1,396	2,156
Total Assets	$506,180	$541,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,722	$51,647
Accrued compensation	8,895	9,034
Other accrued liabilities	9,607	9,978
Current portion of lease liabilities	4,001	4,423
Deferred revenue	477	352
Line of credit	69,000	77,400
Current portion of long-term debt, net	11,027	11,554
Total Current Liabilities	153,729	164,388

Long-term debt, net	93,919	101,363
Long-term lease liabilities	23,018	26,378
Deferred taxes, net	9,359	13,588
Other non-current liabilities	4,997	4,552
Total Liabilities	285,022	310,269

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,242 and 29,224 shares issued and outstanding at August 30, 2020 and May 31, 2020, respectively	29	29
Additional paid-in capital	163,388	162,578
Retained earnings	60,245	71,245
Accumulated other comprehensive loss	(2,504)	(2,808)
Total Stockholders’ Equity	221,158	231,044
Total Liabilities and Stockholders’ Equity	$506,180	$541,313

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 30, 2020	August 25, 2019
Product sales	$135,643	$138,714
Cost of product sales	119,296	123,378
Gross profit	16,347	15,336
Operating costs and expenses:
Research and development	2,508	2,821
Selling, general and administrative	17,903	16,895
Restructuring costs	8,404	—
Total operating costs and expenses	28,815	19,716
Operating loss	(12,468)	(4,380)

Dividend income	281	281
Interest income	8	25
Interest expense, net	(3,109)	(2,075)
Other expense (income), net	(21)	—
Net loss before tax	(15,309)	(6,149)
Income tax benefit	4,309	1,365
Net loss applicable to common stockholders	$(11,000)	$(4,784)

Net loss per common share:
Basic	$(0.38)	$(0.16)
Diluted	$(0.38)	$(0.16)

Shares used in per share computation:
Basic	29,242	29,139
Diluted	29,242	29,139

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(121) and $265)	$304	$(612)
Other comprehensive income (loss), net of tax	304	(612)
Total comprehensive loss	$(10,696)	$(5,396)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended August 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	$29	$163,388	$60,245	$(2,504)	$221,158

Three Months Ended August 25, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	$29	$160,814	$104,652	$(548)	$264,947

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 30, 2020	August 25, 2019
Cash flows from operating activities:
Consolidated net loss	$(11,000)	$(4,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	5,102	4,503
Stock-based compensation expense	892	528
Deferred taxes	(4,349)	(1,442)
Net gain on disposal of property and equipment held and used	(11)	(7)
Loss on disposal of property and equipment related to restructuring, net	6,005	—
Other, net	21	—
Changes in current assets and current liabilities:
Accounts receivable, net	11,179	8,163
Inventories	6,313	(888)
Prepaid expenses and other current assets	1,353	(1,215)
Accounts payable	917	(6,105)
Accrued compensation	(139)	(3,288)
Other accrued liabilities	613	(893)
Deferred revenue	125	(11)
Net cash provided by (used in) operating activities	17,021	(5,439)

Cash flows from investing activities:
Purchases of property and equipment	(4,623)	(9,981)
Proceeds from collections of notes receivable	—	296
Proceeds from sales of property and equipment	4,855	19
Net cash provided by (used in) investing activities	232	(9,666)

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(82)	(55)
Payments on long-term debt	(8,030)	(2,530)
Proceeds from lines of credit	11,000	35,000
Payments on lines of credit	(19,400)	(16,400)
Payments for debt issuance costs	(512)	—
Net cash (used in) provided by financing activities	(17,024)	16,015
Net increase in cash, cash equivalents and restricted cash	229	910
Cash, cash equivalents and restricted cash, beginning of period	553	1,465
Cash, cash equivalents and restricted cash, end of period	$782	$2,375

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$978	$2,191

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
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable-grade hyaluronic acid, Lifecore brings 35 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories: CDMO and Fermentation.
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”) is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay packaging technology. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, Fresh packaged salads and vegetables, Avocado Products, and Technology which reports revenues for BreatheWay patented supply chain solutions. Included in the Curation Foods segment and fresh packaged salads and vegetables revenue disaggregation is O Olive Oil & Vinegar (“O”), which is a premier producer of California specialty olive oils and wine vinegars. Also included in the Curation Foods segment are the dividends from, and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership of Windset, a leading edge grower of hydroponically grown produce.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 30, 2020, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Annual Report”).
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
The results of operations for the three months ended August 30, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
Basis of Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Landec Corporation and its subsidiaries, Curation Foods and Lifecore. All inter-company transactions and balances have been eliminated.
Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities, and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the equity investment in the non-public company is not a VIE.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and allowances; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived asset (including intangible assets), and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.
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

(In thousands)	August 30, 2020	May 31, 2020	August 25, 2019	May 26, 2019
Cash and cash equivalents	$589	$360	$1,990	$1,080
Restricted cash	193	193	385	385
Cash, cash equivalents and restricted cash	$782	$553	$2,375	$1,465

The Company was required to maintain $0.2 million and $0.2 million of restricted cash at August 30, 2020 and May 31, 2020, respectively, related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	August 30, 2020	May 31, 2020
Finished goods	$27,635	$35,177
Raw materials	25,794	25,856
Work in progress	6,569	5,278
Total	$59,998	$66,311

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Accounts Receivable and Sales Returns and Allowance for Credit Losses
The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and credit losses. Sales return allowances are estimated based on historical sales return amounts.
The Company uses the loss rate method to estimate its expected credit losses on trade accounts receivable and contract assets. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the loss rate method into risk pools. The risk pools were determined based on the industries in which the Company operates. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. At times when there are not current economic conditions or forecasts that may affect future credit losses, the Company has determined that recent historical experience provide the best basis for estimating credit losses.
The information obtained from assessing historical experience, current economic conditions and reasonable and supportable forecasts were used to identify risk characteristics that can affect future credit loss experience. There were no significant risk characteristics identified in the review of historical experiences or in the review of estimates of current economic conditions and forecasts.
Estimating credit losses based on risk characteristics requires significant judgment by management. Significant judgments include, but are not limited to: assessing current economic conditions and the extent to which they are relevant to the existing characteristics of the Company’s financial assets, the estimated life of financial assets, and the level of reliance on historical experience in light of economic conditions. The Company will continually review and update, when necessary, its historical risk characteristics that are meaningful to estimating credit losses, any new risk characteristics that arise in the natural course of business, and the estimated life of its financial assets.
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 30, 2020	$438	$35	$(169)	$304

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 2, the Company has an approximate 26.9% ownership interest. During the three months ended August 30, 2020 and August 25, 2019, the Company recognized revenues of $0.1 million and $0.1 million, respectively. These amounts have been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The related receivable balances of $0.3 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of August 30, 2020 and May 31, 2020, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $1.0 million and $0.1 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of August 30, 2020, and $0.3 million and $0.5 million, respectively, as of May 31, 2020. The Company records its term debt issuance costs as a contra-liability, and as such, $1.0 million and $0.1 million was recorded as Current portion of long-term debt, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of August 30, 2020 and $0.4 million and $0.6 million, respectively, as of May 31, 2020.

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
For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Operations as impacted by the hedged item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of two components, net loss and Other comprehensive (loss) income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net (loss) income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument accounted for as a cash flow hedge. The components of AOCL, net of tax, are as follows:

(In thousands)	AOCL
Balance as of May 31, 2020	$(2,808)
Other comprehensive loss before reclassifications, net of tax effect	(230)
Amounts reclassified from OCI	534
Other comprehensive income, net	304
Balance as of August 30, 2020	$(2,504)

The Company expects to reclassify approximately $1.9 million into earnings in the next 12 months.
Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of August 30, 2020 and May 31, 2020.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of August 30, 2020 and May 31, 2020. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company, for further information.

Assets Held for Sale
In January 2020, the Company decided to divest Curation Foods’ salad dressing plant in Ontario, California (“Ontario”). In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. The remaining fair value of $2.6 million is included in Property and equipment, net within the Consolidated Balance Sheet as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet as of May 31, 2020. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million during the three months ended August 30, 2020, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
On June 25, 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. The $17.2 million carrying value of these assets is included in Property and equipment, net on the consolidated Balance Sheets as of May 31, 2020, and was not classified as assets held for sale as the plan to sell was not finalized until subsequent to fiscal year end 2020. In the first quarter of fiscal year 2021, the Company (1) designated the property and equipment of Hanover as assets held for sale, (2) recognized an $8.8 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income, and (3) reclassified the remaining net carrying value of $8.0 million from Property and equipment, net to Prepaid expenses and other current assets within the Consolidated Balance Sheet as of August 30, 2020. Subsequent to the end of the Company’s first quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million.
Leases
Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company's credit rating would be. Certain agreements may contain the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset. The Company, when reasonably certain to exercise the option, considers these options in determining the measurement of the lease. The Company's lease agreements do not contain any material residual value guarantees.
The Company's lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component which increases the amount of lease assets and liabilities.
Payments under lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and are not included in the operating lease assets and liabilities. These amounts primarily include payments affected by changes in price indices.
Intangible Assets
The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life ranging from 11 years to 13 years, and trademarks/tradenames and goodwill with indefinite useful lives.
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

Partial Self-Insurance on Employee Health and Workers Compensation Plans
The Company provides health insurance benefits to eligible employees under self-insured plans whereby the Company pays actual medical claims subject to certain stop loss limits and self-insures its worker's compensation claims. The Company records self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company's liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as inflation rates, changes in severity, benefit level changes, medical costs, and claims settlement patterns. This self-insurance liability is included in Other accrued liabilities in the accompanying Consolidated Balance Sheets and represents management's best estimate of the amounts that have not been paid as of August 30, 2020 and May 31, 2020. It is reasonably possible that the expense the Company ultimately incurs could differ and adjustments to future reserves may be necessary. As of June 1, 2020, the Company ceased to provide health insurance benefits under a self-insured plan, and instead provides health insurance under a premium-based health plan.

Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups!™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. During the three months ended August 30, 2020 and August 25, 2019, the Company recognized $0.0 million and $2.4 million of business interruption insurance recoveries, respectively. Amounts received on insurance recoveries related to business interruption are recorded as a reduction to Cost of product sales in the Consolidated Statements of Comprehensive (Loss) Income and are classified as operating cash flows.
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
As of August 30, 2020 and May 31, 2020, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of August 30, 2020 and May 31, 2020, the Company held certain assets that were required to be measured at fair value on a non-recurring basis. The fair market value of the assets held for sale, less the costs to sell, was $8.0 million and $2.6 million as of August 30, 2020 and May 31, 2020, respectively. The fair market value of Hanover (classified as an asset held for sale) as of August 30, 2020, was based on the actual subsequent to quarter end sales price, and therefore was classified within Level 1. The fair market value of Ontario (classified as an asset held for sale) as of May 31, 2020, was based on third-party valuations, which primarily used the market approach, and the inputs utilized were comparable sales of similar assets, which are generally unobservable and are supported by little or no market data, and therefore were classified within Level 3.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three months ended August 30, 2020, was due to the Company's 26.9% minority interest in the change in the fair market value of Windset during the period.

In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	August 30, 2020 Range (Weighted Average)	May 31, 2020 Range (Weighted Average)
Revenue growth rates	6% to 7% (6.4%)	6% to 7% (6.4%)
Expense growth rates	6% to 8% (6.6%)	6% to 8% (6.6%)
Income tax rates	15%	15%
Discount rates	12%	12%

The revenue growth, expense growth, and income tax rate assumptions are considered to be the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions:

(In thousands)	Impact on value of investment in Windset as of August 30, 2020
10% increase in revenue growth rates	$1,100
10% increase in expense growth rates	$(800)
10% increase in income tax rates	$(300)
10% increase in discount rates	$(2,200)

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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at August 30, 2020			Fair Value at May 31, 2020
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$8,027	$—	$—	$—	$—	$2,607
Investment in non-public company	—	—	56,900	—	—	56,900
Total assets	$8,027	$—	$56,900	$—	$—	$59,507
Liabilities:
Interest rate swap contracts	$—	$3,154	$—	$—	$3,578	$—
Total liabilities	$—	$3,154	$—	$—	$3,578	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the three months ended August 30, 2020:

(In thousands)	Windset Investment
Balance as of May 31, 2020	$56,900
Fair value change	—
Balance as of August 30, 2020	$56,900

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
For descriptions of the Company’s product offerings and segments refer to Note 11 – Business Segment Reporting in our annual report on Form 10-K for the year ended May 31, 2020.
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
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines:

(In thousands)	Three Months Ended
Curation Foods:	August 30, 2020	August 25, 2019
Fresh packaged salads and vegetables	$96,179	$109,831
Avocado products	17,017	16,200
Technology	643	642
Total	$113,839	$126,673

(In thousands)	Three Months Ended
Lifecore:	August 30, 2020	August 25, 2019
Contract development and manufacturing organization	$16,488	$11,303
Fermentation	5,316	738
Total	$21,804	$12,041

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of August 30, 2020 and May 31, 2020, were $9.1 million and $9.0 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of August 30, 2020 and May 31, 2020, were $0.0 million and $0.0 million, respectively. Revenue recognized during the three months ended August 30, 2020, that was included in the contract liability balance at the beginning of fiscal year 2021, was $0.0 million.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.
Claims Alleging Unfair Labor Practices
Curation Foods has been the target of a union organizing campaign which has included three unsuccessful attempts to unionize Curation Foods’ Guadalupe, California processing plant. The campaign has involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively "Pacific Harvest"), Curation Foods’ former labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of May 31, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company’s review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their bringing claims against the Company. As of August 30, 2020, the reserve balance remained at $1.2 million.
Compliance Matters and Related Litigation
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims The Plaintiff seeks over $10.0 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. The Company intends to contest this lawsuit vigorously and to pursue its indemnification claims against all former owners of Yucatan.

At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification or insurance recovery, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that allow the Company to recover costs for breach of warranty, etc. from the seller. Because recovery of amounts are contingent upon the outcome of legal proceedings, no amounts have been recorded as recoverable costs through August 30, 2020. Nor are there any insurance claims recorded as they are similarly contingent.
Other Litigation Matters
On February 10, 2020, a complaint was filed against Curation Foods in the United States District Court for the Northern District of Georgia, Printpack, Inc. v. Curation Foods, Inc., alleging breach of contract pertaining to Curation Foods’ purchase of certain poly film packaging from the plaintiff. The plaintiff sought an unspecified amount of monetary damages, litigation expenses, and interest. The lawsuit was dismissed during the first quarter of fiscal year 2021.
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's current CEO Albert Bolles, the Company’s former Chief Financial Officer Gregory Skinner, and other defendants (collectively, the “Landec Parties”) in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods. Based on this alleged breach, Pacific and Rancho have ceased making payments. Plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. The Landec Parties' deadline to respond to the complaint is currently set for October 21, 2020. Given the preliminary stage of the litigation, at this time the Company is unable to determine whether any loss is probable or reasonably estimate a range of such loss, and accordingly has not accrued any liability associated with these matters. The Company intends to defend and pursue its interests in this case vigorously.
Recent Accounting Guidance
Recently Adopted Pronouncements
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Accounting Standards Update generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted. The Company adopted ASU 2018-15 on June 1, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The guidance eliminates, adds, and modifies certain disclosure requirements for fair value measurements. Entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 on June 1, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements. As required by ASU 2018-13, the Company included additional disclosures in the Fair Value Measurement section related to the range and weighted average rates used to develop significant inputs for the Level 3 investment.

Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. Effective June 1, 2020, the Company adopted ASC 326 using the transition method introduced by ASU 2016-13. The adoption of ASC 326 did not have a material impact on our consolidated financial statements.
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of August 30, 2020 the financial assets of the Company within the scope of the assessment comprised of trade accounts receivable, contract assets, and deposits. See the Accounts Receivable and Sales Returns and Allowance for Credit Losses section within Note 1 for further discussion of the Company's accounting for credit losses.

2.    Investment in Non-public Company
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
During the three months ended August 30, 2020 and August 25, 2019, the Company recorded $0.3 million and $0.3 million, respectively, in dividend income. The increase in the fair market value of the Company’s investment in Windset for the three months ended August 30, 2020 and August 25, 2019, was $0.0 million and $0.0 million, respectively and is included in Other expenses (income) in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

3.    Stock-based Compensation and Stockholders' Equity
Stock-Based Compensation Activity
The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. Restricted stock units (“RSUs”) are valued at the closing market price of the Company’s common stock on the grant date. The Company uses the straight-line method to recognize the fair value of stock-based compensation arrangements.

During the three months ended August 30, 2020, the Company granted 551,600 options to purchase shares of common stock and awarded 88,531 RSUs.
As of August 30, 2020, the Company has reserved 4.2 million shares of common stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
(In thousands)	August 30, 2020	August 25, 2019
Cost of sales	$123	$(26)
Research and development	64	30
Selling, general and administrative	705	524
Total stock-based compensation	$892	$528

As of August 30, 2020, there was $5.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.56 years for stock options and 1.58 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan, which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 30, 2020, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	August 30, 2020	August 25, 2019
Numerator:
Net loss applicable to common stockholders	$(11,000)	$(4,784)
Denominator:
Weighted average shares for basic net loss per share	29,242	29,139
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares for diluted net loss per share	29,242	29,139

Diluted net loss per share	$(0.38)	$(0.16)

Due to the Company’s net loss for the three months ended August 30, 2020 and August 25, 2019, the net loss per share includes only weighted average shares outstanding. For the three months ended August 30, 2020 and August 25, 2019, the computation of the diluted net loss per share excludes the impact of options to purchase 2.2 million and 2.6 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes for the three months ended August 30, 2020 and August 25, 2019, was a benefit of $4.3 million and $1.4 million, respectively. The effective tax rate for the three months ended August 30, 2020 and August 25, 2019 was 28% and 22%, respectively. The effective tax rate for the three months ended August 30, 2020, was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state research and development (“R&D”) credits and movements of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes and stock based compensation.
As of August 30, 2020 and May 31, 2020, the Company had unrecognized tax benefits of $0.9 million and $0.8 million, respectively. Included in the balance of unrecognized tax benefits as of August 30, 2020 and May 31, 2020, is $0.8 million and $0.7 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 30, 2020 and May 31, 2020.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were individually significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	August 30, 2020	May 31, 2020
Term loan	$106,000	$114,000
Total principal amount of long-term debt	106,000	114,000
Less: unamortized debt issuance costs	(1,054)	(1,083)
Total long-term debt, net of unamortized debt issuance costs	104,946	112,917
Less: current portion of long-term debt, net	(11,027)	(11,554)
Long-term debt, net	$93,919	$101,363

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

On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the "Seventh Amendment"), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies. Interest on both the Revolver and the Term Loan continued to be based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%. The Seventh Amendment also provided for the acceleration of the maturity of the Term Loan from October 25, 2022 to September 23, 2021 if the Company fails to be in compliance with certain financial covenants.
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
Both the Revolver and the Term Loan mature on September 23, 2021, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity. The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of August 30, 2020, the Company was in compliance with all financial covenants and events of default provisions under the Credit Agreement.
As of August 30, 2020, $69.0 million was outstanding on the Revolver, at an interest rate of 4.66%.
The Company's outstanding indebtedness under the Credit Agreement will mature and become due on September 23, 2021. The Company's currently available liquidity plus the expected additional cash generated by operations prior to that maturity date are not expected to be sufficient to pay such debt obligations prior to or at the maturity date without additional financing. Management is actively pursuing refinancing options and is currently in discussions with several third-party lenders to seek to negotiate a refinancing that would extend the maturity of the Company’s indebtedness and provide greater flexibility for the Company. Management believes its current refinancing plans are probable to occur and appropriately mitigate the risk that the Company will not be able to meet its obligations as they become due. Therefore, the financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that its cash from operations, along with existing cash and cash equivalents, will be sufficient to finance its operational and capital requirements for at least the next twelve months, assuming the Company is able to execute its plan to refinance its debt. However, there is no guarantee we will able to refinance, or be able to do so on favorable terms. See Item 1A. “Risk Factors” for more information.
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

7.    Business Segment Reporting
The Company operates using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Curation Foods segment, the Lifecore segment, and the Other segment.
The Curation Foods business includes (i) four natural food brands, including Eat Smart, O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh, (ii) BreatheWay® activities, and (iii) activity related to our 26.9% investment in Windset. The Curation Foods segment includes (a) activities to market and pack specialty packaged whole and fresh-cut fruits and vegetables, the majority of which incorporate the BreatheWay specialty packaging under either the Eat Smart brand or various private labels, (b) O brand of olive oils and vinegars, and (c)Yucatan Foods and Cabo Fresh brand of avocado products.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Other segment includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended
(In millions)	August 30, 2020	August 25, 2019
Canada	$16.5	$20.7
Belgium	3.9	—
Ireland	0.8	1.4
All Other Countries	1.7	1.7

Operations by business segment consisted of the following:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended August 30, 2020
Net sales	$113,839	$21,804	$—	$135,643
Gross profit	11,345	5,002	—	16,347
Net (loss) income	(8,271)	112	(2,841)	(11,000)
Depreciation and amortization	3,410	1,310	28	4,748
Dividend income	281	—	—	281
Interest income	—	—	8	8
Interest expense	1,376	—	1,733	3,109
Income tax (benefit) expense	(2,612)	35	(1,732)	(4,309)
Corporate overhead allocation	1,856	1,403	(3,259)	—

Three Months Ended August 25, 2019
Net sales	$126,673	$12,041	$—	$138,714
Gross profit	12,822	2,514	—	15,336
Net loss	(2,171)	(1,395)	(1,218)	(4,784)
Depreciation and amortization	3,205	1,185	23	4,413
Dividend income	281	—	—	281
Interest income	20	—	5	25
Interest expense	1,376	—	699	2,075
Income tax benefit	(586)	(465)	(314)	(1,365)
Corporate overhead allocation	1,696	976	(2,672)	—

During the three months ended August 30, 2020 and August 25, 2019, sales to the Company’s top five customers accounted for 51% and 49% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Walmart Stores, Inc., from the Curation Foods segment, accounted for 19% and 14%, respectively, of revenues for the three months ended August 30, 2020, and 14% and 20%, respectively, for the three months ended August 25, 2019.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces, and the sale of non-strategic assets.
In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
In the first quarter of fiscal year 2021, the Company recognized a $8.8 million impairment loss related to its Hanover building and related assets thereto, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended August 30, 2020
Asset write-off costs, net	$6,005	$—	$—	$6,005
Employee severance and benefit costs	905	—	—	905
Lease costs	—	—	—	—
Other restructuring costs	847	—	647	1,494
Total restructuring costs	$7,757	$—	$647	$8,404

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the three months ended August 30, 2020:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$18,667	$—	$418	$19,085
Employee severance and benefit costs	2,373	—	784	3,157
Lease costs	392	—	26	418
Other restructuring costs	1,871	—	1,158	3,029
Total restructuring costs	$23,303	$—	$2,386	$25,689

The total expected cost related to the restructuring plan is approximately $27.0 million.

9.     Subsequent Events
Hanover, Pennsylvania Manufacturing Facility
As previously disclosed in the Assets Held for Sale section within Note 1, the Company made plans to sell its Hanover facility. Subsequent to the end of the Company’s first fiscal quarter, on September 4, 2020, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million. The Company does not expect any additional impact to earnings during its second quarter of fiscal year 2021 related to this sale.
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic as well as the actions taken in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the ability to successfully integrate Yucatan Foods into the Curation Foods business, the mix between domestic and international sales, and those other risks mentioned in this report and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, and hereafter in our other SEC filings and public communications.
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

Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the fiscal year ended May 31, 2020. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020.

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
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 35 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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
Curation Foods
Curation Foods Overview
Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of fresh packaged plant based salads and vegetables. Curation Foods serves as the corporate umbrella for its patented BreatheWay® packaging technology and for its portfolio of four natural food brands, including the Company’s legacy and flagship brand Eat Smart® as well as its three more recently acquired natural food brands, O Olive Oil & Vinegar® (“O”) products, and Yucatan® and Cabo Fresh authentic guacamole and avocado products. The major distinguishing characteristics of Curation Foods that provide a competitive advantage are its insight-driven product innovation, diversified fresh food supply chain, refrigerated supply chain and customer reach. We believe that Curation Foods is well positioned as a single source supplier of a broad range of products. Curation Foods also has three East Coast processing facilities and five East Coast distribution centers for nationwide delivery of its packaged salads and vegetable products. As of May 31, 2020, our products were available in over 86% of retail and club stores across North America.
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
BreatheWay Packaging Technology: The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature in order to extend freshness naturally. The BreatheWay supply chain packaging technology extends shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh produce by the time the product makes its way through the distribution chain to the consumer. The Company generates revenue from the sale to and/or use of its BreatheWay patented packaging technology by partners such as Windset, for packaging of its greenhouse grown cucumbers and peppers. In addition, the Company sells its complete supply chain solution for fresh pallets of product ensuring more marketable fruit and vegetables at retail. Most vegetable products packaged in the Company’s BreatheWay packaging technology achieve a shelf-life of approximately 17 days. These packaging license relationships generate revenues either from product sales or royalties once commercialized. The Company is engaged in the testing and development of other BreatheWay products. The Company manufactures its BreatheWay packaging through selected qualified contract manufacturers.
Windset: The Company holds a 26.9% noncontrolling investment ownership in Windset, a leading-edge grower of hydroponically grown produce. The Company believes that Windset’s know-how and growing practices of hydroponically grown produce will result in higher yields with competitive growing costs that will provide dependable year-round supply to Windset’s customers. In addition, the produce grown in Windset’s greenhouses uses significantly less water than field grown crops and has a very high safety profile as no soil is used in the growing process. Windset owns and operates greenhouses in British Columbia, Canada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers. The Curation Foods segment operating results include the dividends and Landec’s share of the change in fair market value of its investment in Windset.
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
Lifecore provides product development services as a CDMO to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology transfer, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation, and production of materials for clinical studies.
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
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic as well as the actions taken in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

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
Lifecore generates revenues from the development and manufacture of HA products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from two integrated activities: (1) CDMO and (2) fermentation.

(In thousands)	Three Months Ended		Change
	August 30, 2020	August 25, 2019	Amount	%
Curation Foods	$113,839	$126,673	$(12,834)	(10)%
Lifecore	21,804	12,041	9,763	81%
Total Revenues	$135,643	$138,714	$(3,071)	(2)%

Curation Foods
The decrease in Curation Foods’ revenues for the three months ended August 30, 2020, compared to the same period last year, was primarily due to a $6.6 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, a $3.5 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic, and a $2.9 million decrease in salads as a result of decreased volume during the COVID-19 pandemic.
Lifecore
The increase in Lifecore’s revenues for the three months ended August 30, 2020, compared to the same period last year, was due to a $5.2 million increase in CDMO revenues from an increase in aseptic filling commercial shipments, due to increased demand from existing customers, and a $4.6 million increase in fermentation sales primarily due to timing of shipments.

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

(In thousands)	Three Months Ended		Change
	August 30, 2020	August 25, 2019	Amount	%
Curation Foods	$11,345	$12,822	$(1,477)	(12)%
Lifecore	5,002	2,514	2,488	99%
Total Gross Profit	$16,347	$15,336	$1,011	7%

Curation Foods
The decrease in gross profit for the Curation Foods business for the three months ended August 30, 2020, compared to the same period last year, was primarily due to the decrease in revenues, partially offset by an increase in gross profits from avocado products due to selling products in the first quarter of fiscal 2021 produced with lower cost avocados compared to fiscal 2020.
Lifecore
The increase in gross profit for the Lifecore business for the three months ended August 30, 2020, compared to the same period last year, was due primarily to the increased revenue in both CDMO and fermentation, as well as a favorable sales mix.
Operating Expenses:
Research and Development
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

(In thousands)	Three Months Ended		Change
	August 30, 2020	August 25, 2019	Amount	%
Curation Foods	$938	$1,324	$(386)	(29)%
Lifecore	1,570	1,451	119	8%
Other	—	46	(46)	(100)%
Total R&D	$2,508	$2,821	$(313)	(11)%

The decrease in R&D expenses for the three months ended August 30, 2020, compared to the same periods last year, was primarily due to lower professional service expenses related to brand restage initiatives and new product development in the salad kit and avocado products product lines at Curation Foods which took place during the first quarter of fiscal year 2020, and decreases in our Other segment primarily due to discontinuation of R&D activities at Corporate. These decreases were partially offset by higher salary and benefits expenses at Lifecore driven by an increased headcount.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change
	August 30, 2020	August 25, 2019	Amount	%
Curation Foods	$10,584	$11,484	$(900)	(8)%
Lifecore	1,880	1,947	(67)	(3)%
Other	5,439	3,464	1,975	57%
Total SG&A	$17,903	$16,895	$1,008	6%

The increase in SG&A expenses for the three months ended August 30, 2020, compared to the same period last year, was due to a $2.0 million increase at our Other segment primarily due to an increase in legal fees from compliance and other litigation matters which was partially offset by a $0.9 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts and lower salary and bonus expenses compared to the same period last year.
Other:

(In thousands)	Three Months Ended		Change
	August 30, 2020	August 25, 2019	Amount	%
Dividend Income	$281	$281	$—	—%
Interest Income	$8	$25	$(17)	(68)%
Interest Expense	$(3,109)	$(2,075)	$(1,034)	50%
Other Income (Expense)	$(21)	$—	$(21)	N/M
Income Tax Benefit	$4,309	$1,365	$2,944	216%

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A preferred stock investment in Windset, which yields a cash dividend of 7.5% annually.
Interest Income
The decrease in interest income for the three months ended August 30, 2020, compared to the same periods last year, was not significant.

Interest Expense
The increase in interest expense for the three months ended August 30, 2020, compared to the same period last year, was primarily a result of an increase in total debt from $165.1 million as of August 25, 2019 to $173.9 million, and related increases in deferred financing costs, as of August 30, 2020. The increase in debt was primarily due additional borrowings to fund working capital requirements and new equipment purchases during the last twelve months.
Other Income (Expense)
The increase in other income for the three months ended August 30, 2020, compared to the same periods last year, was not significant.
Income Taxes
The effective tax rate for the three months ended August 30, 2020 was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state R&D credits and movements of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes and stock based compensation.

Liquidity and Capital Resources
As of August 30, 2020, the Company had cash and cash equivalents of $0.6 million, a net increase of $0.2 million from $0.4 million as of May 31, 2020.
Cash Flow from Operating Activities
Net cash provided by operating activities during the three months ended August 30, 2020 was $17.0 million, compared to $5.4 million of net cash used in operating activities for the three months ended August 25, 2019. The primary sources of net cash provided by operating activities during the three months ended August 30, 2020 were (1) $20.4 million net decrease in working capital, (2) $6.0 million of depreciation/amortization and stock based compensation expense, and (3) $6.0 million from the non-cash restructuring and impairment of assets charges. These sources of cash were offset by (1) a $11.0 million net loss, and (2) a $4.4 million reduction in deferred taxes.
The primary factors for the decrease in working capital during the three months ended August 30, 2020, were (1) a $11.2 million decrease in accounts receivable due to the timing of customer payment receipts, (2) a planned $6.3 million decrease in inventory driven by slowing avocado products production during peak fruit prices, (3) a $1.4 million decrease in prepaid expenses and other current assets driven primarily by timing of prepayments, and (4) an $0.9 million decrease in accounts payable due primarily to the timing of payments.
Cash Flow from Investing Activities
Net cash provided by investing activities during the three months ended August 30, 2020 was $0.2 million compared to $9.7 million used in investing activities for the same period last year. Net cash provided by investing activities during the three months ended August 30, 2020, was primarily due to the receipt of $4.9 million related to the sale of the Company's Ontario, California facility, offset by the purchase of $4.6 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the three months ended August 30, 2020 was $17.0 million compared to $16.0 million provided by financing activities for the same period last year. The net cash used in financing activities during the three months ended August 30, 2020, was primarily due to $8.0 million of debt pay downs under the Company's term loan and from an $8.4 million net decrease in the Company’s line of credit.
Capital Expenditures
During the three months ended August 30, 2020, Landec incurred $4.6 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Curation Foods and Lifecore businesses, compared to capital expenditures of $10.0 million for the three months ended August 25, 2019. During the three months ended August 30, 2020, capital expenditures for Lifecore and Curation Foods were $2.7 million and $1.9 million, respectively.

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
On March 19, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the "Seventh Amendment"), which among other changes, retroactively increased the maximum Total Leverage Ratio (as defined in the Credit Agreement as the ratio of the Company’s total indebtedness on such date to the Company’s consolidated EBITDA for the period of four consecutive fiscal quarters ended on or most recently prior to such date) to 5.75 to 1.00 for the fiscal quarter ended February 23, 2020, which decreases back to 5.00 to 1.00 for the fiscal quarter ending May 31, 2020. The maximum Total Leverage Ratio thereafter decreases by 25 basis points each subsequent fiscal quarter thereafter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and then remains fixed through maturity. The Seventh Amendment also introduced additional financial covenants that remain in effect through May 31, 2020, including minimum cumulative monthly Unadjusted EBITDA thresholds and maximum capital expenditures, as well as additional reporting requirements and frequencies. Interest on both the Revolver and the Term Loan continued to be based upon the Company’s Total Leverage Ratio, at a per annum rate of either (i) the prime rate plus a spread of between 0.25% and 3.00% or (ii) the Eurodollar rate plus a spread of between 1.25% and 4.00%. The Seventh Amendment also provided for the acceleration of the maturity of the Term Loan from October 25, 2022 to September 23, 2021 if the Company fails to be in compliance with certain financial covenants.
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
Both the Revolver and the Term Loan mature on September 23, 2021, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity. The Credit Agreement contains customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of August 30, 2020, the Company was in compliance with all financial covenants and events of default under the Credit Agreement.
As of August 30, 2020, $69.0 million was outstanding on the Revolver, at an interest rate of 4.66%.
The Company's outstanding indebtedness under the Credit Agreement will mature and become due on September 23, 2021. The Company's currently available liquidity plus the expected additional cash generated by operations prior to that maturity date are not expected to be sufficient to pay such debt obligations prior to or at the maturity date without additional financing. Management is actively pursuing refinancing options and is currently in discussions with several third-party lenders to seek to negotiate a refinancing that would extend the maturity of the Company’s indebtedness and provide greater flexibility for the Company. Management believes its current refinancing plans are probable to occur and appropriately mitigate the risk that the Company will not be able to meet its obligations as they become due. Therefore, the financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that its cash from operations, along with existing cash and cash equivalents, will be sufficient to finance its operational and capital requirements for at least the next twelve months, assuming the Company is able to execute its plan to refinance its debt. However, there is no guarantee we will able to refinance, or be able to do so on favorable terms. See Item 1A. “Risk Factors” for more information.

Off-Balance Sheet Arrangements and Contractual Obligations
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended May 31, 2020. See Note 6 – Debt for further information on the Company’s loans.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 14, 2020.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of August 30, 2020, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter ended August 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described below and those risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements.
Our shareholder value creation program, Project SWIFT, may not have the anticipated results, exposes us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
We have previously announced the development of a shareholder value creation program, Project SWIFT, designed to strategically realign our Curation Foods business to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This program includes reviewing strategic options for our legacy vegetable bag and tray business, the closure of certain leased offices in Santa Clara, California and Los Angeles, California, the completed divestiture of our salad dressing plant in Ontario, California, the completed divestiture of our underutilized Hanover manufacturing facility, and certain other actions taken to redesign the Curation Foods organization. We may not be able to implement all of the actions that we intend to take in this program and we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings. Any reduction in workforce or divestitures of facilities or other assets may also expose us to additional risks, including potential litigation (including labor and employment disputes), unforeseen costs or adverse impacts to the operations of our retained businesses. In addition, our strategic realignment efforts may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of August 30, 2020, has spread to approximately 160 countries, including the United States. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption to our businesses and to the financial markets both globally and in the United States. The COVID-19 pandemic as well as the actions we have taken and the protocols and procedures we have implemented in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. In particular, the COVID-19 pandemic has resulted in and may continue to result in, regional quarantines, labor shortages or stoppages, adverse changes in consumer purchasing patterns, reductions in customer demand for our products, increased safety and compliance costs, disruptions to our supply chains, suppliers and service providers to deliver materials and services on a timely basis, and overall economic instability, which have significantly adversely affected and could further adversely affect our business, financial condition and results of operations. In addition, in response to the COVID-19 pandemic, our suppliers, growers, and corporate partners have reduced staffing and have reduced, delayed and postponed certain projects, initiatives or other arrangements in response to the spread of the COVID-19 pandemic, which may continue or worsen as the pandemic continues. These actions have resulted in and may result in further business and manufacturing disruption, inventory shortages, delivery delays, additional costs, and reduced sales and operations for us, any of which have and could further significantly affect our business, financial condition and results of operations. With respect to our Curation Foods business specifically, the responses to the COVID-19 pandemic have also adversely impacted and may further impact consumer spending and our customer’s preferences, which have had and may continue to have an adverse impact on our sales in that segment. With respect to our Lifecore business, the COVID-19 pandemic has resulted and may continue to result in fewer elective medical procedures, which, in turn, has and may continue to adversely impact our business and sales. The extent to which the COVID-19 pandemic has impacted our business is difficult to ascertain, and future potential impacts to our business will depend on how the COVID-19 pandemic continues to evolve, which is highly uncertain and cannot be predicted. Such future developments may include, among others, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, and our ability to obtain financing.
Our credit facility provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
We are party to a Credit Agreement that contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. In addition, in connection with the recent amendments to our credit facility, certain additional financial covenants that remain in effect through February 28, 2021, including with respect to minimum cumulative monthly Unadjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds and maximum capital expenditures, additional reporting obligations, and increases to the maximum interest rates and borrowing costs were implemented, which may further adversely impact our business and may increase our risks of noncompliance.
A failure by us to comply with the covenants specified in our Credit Agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable, to institute foreclosure proceedings, and we could be forced into bankruptcy or liquidation. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. The maximum total leverage ratio required under our covenant for the fiscal quarter ended August 30, 2020, was 4.75 to 1.0, and thereafter decreases by 25 basis points each subsequent fiscal quarter, until it reaches 3.50 for the fiscal quarter ending November 28, 2021, and remains fixed through maturity. The fixed charge coverage ratio must be greater than 1.2 to 1.0. Although we are currently in compliance with the financial covenants under our Credit Agreement, as previously disclosed, we have not been in compliance with certain covenants in the past, and we cannot guaranty that we will be able to remain in compliance with all applicable covenants under the Credit Agreement in the future, that our lenders will elect to provide waivers or enter into amendments in the future in the event of breach, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially and adversely affect our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.
Our outstanding indebtedness under our Credit Agreement, which was $173.9 million as of August 30, 2020, will mature and become due on September 23, 2021. Our currently available liquidity plus the expected additional cash generated by operations prior to that maturity date may not be sufficient to pay such debt obligations prior to or at the maturity date without additional financing. We are seeking to refinance the debt obligations under the credit facility, but there is no guarantee we will able to refinance, or be able to do so on favorable terms, or that other sources of capital will be available to us on commercially reasonable terms, if at all. Any failure to refinance or otherwise defer our debt obligations would have a significant adverse impact on our business, contractual relationships, cash flows, results of operations and financial condition, including risks of significant additional expenses, contract disputes and other litigation claims, bankruptcy or liquidation, or raising substantial doubt as to our ability to continue as a going concern. These risks are further adversely impacted by the uncertainties and impacts of the COVID-19 pandemic, including with respect to our business and the debt markets generally.

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
Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits.
During the fiscal quarter ended August 30, 2020, sales to the Company’s top five customers accounted for approximately 51% of total revenue of the Company, with the top two customers from the Curation Foods segment, Costco Corporation and Walmart, Inc. accounting for approximately 19% and 14%, respectively, of total revenues of the Company. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Curation Foods and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.

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
For the fiscal quarter ended August 30, 2020, approximately 17% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
10.1+	Amended and Restated Employment Agreement between the Registrant and Albert D. Bolles, Ph.D., effective as of July 23, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation
+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ Brian McLaughlin
Brian McLaughlin
Chief Financial Officer and Vice President of Finance and Administration
(Principal Financial and Accounting Officer)
Date:    October 7, 2020