Form 10-Q
period 2020-11-29
LANDEC CORP \CA\
filed 2021-01-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 29, 2020, or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of January 5, 2021, there were 29,323,153 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended November 29, 2020

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 29, 2020	May 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$360
Accounts receivable, less allowance for credit losses	66,545	76,206
Inventories	71,202	66,311
Prepaid expenses and other current assets	13,949	14,230
Total Current Assets	154,187	157,107

Investment in non-public company, fair value	45,100	56,900
Property and equipment, net	170,973	192,338
Operating leases	21,070	25,321
Goodwill	69,386	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	11,784	12,777
Other assets	1,332	2,156
Total Assets	$499,160	$541,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,892	$51,647
Accrued compensation	7,689	9,034
Other accrued liabilities	12,715	9,978
Current portion of lease liabilities	3,785	4,423
Deferred revenue	644	352
Line of credit	77,000	77,400
Current portion of long-term debt, net	11,189	11,554
Total Current Liabilities	173,914	164,388

Long-term debt, net	82,000	101,363
Long-term lease liabilities	22,206	26,378
Deferred taxes, net	6,745	13,588
Other non-current liabilities	5,357	4,552
Total Liabilities	290,222	310,269

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,323 and 29,224 shares issued and outstanding at November 29, 2020 and May 31, 2020, respectively	29	29
Additional paid-in capital	164,068	162,578
Retained earnings	46,944	71,245
Accumulated other comprehensive loss	(2,103)	(2,808)
Total Stockholders’ Equity	208,938	231,044
Total Liabilities and Stockholders’ Equity	$499,160	$541,313

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Product sales	$130,904	$142,593	$266,547	$281,307
Cost of product sales	110,267	127,079	229,564	250,457
Gross profit	20,637	15,514	36,983	30,850
Operating costs and expenses:
Research and development	2,572	2,822	5,080	5,643
Selling, general and administrative	16,106	18,728	34,009	35,623
Legal settlement charge	1,763	—	1,763	—
Restructuring costs	1,662	—	10,066	—
Total operating costs and expenses	22,103	21,550	50,918	41,266
Operating loss	(1,466)	(6,036)	(13,935)	(10,416)

Dividend income	281	281	563	562
Interest income	10	25	18	50
Interest expense, net	(3,039)	(2,169)	(6,148)	(4,244)
Other (expense) income, net	(11,787)	(6)	(11,808)	(6)
Net loss before tax	(16,001)	(7,905)	(31,310)	(14,054)
Income tax benefit	2,700	1,165	7,009	2,530
Net loss	$(13,301)	$(6,740)	$(24,301)	$(11,524)

Net loss per common share:
Basic	$(0.45)	$(0.23)	$(0.83)	$(0.40)
Diluted	$(0.45)	$(0.23)	$(0.83)	$(0.40)

Shares used in per share computation:
Basic	29,280	29,155	29,261	29,147
Diluted	29,280	29,155	29,261	29,147

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on interest rate swaps (net of tax effect of $(121), $(39), $(228), and $226)	$401	$127	$705	$(485)
Other comprehensive income (loss), net of tax	401	127	705	(485)
Total comprehensive loss	$(12,900)	$(6,613)	$(23,596)	$(12,009)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Six Months Ended November 29, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	29	163,388	60,245	(2,504)	221,158
Issuance of stock under stock plans	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	895	—	—	895
Net loss	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	401	401
Balance at November 29, 2020	29,323	$29	$164,068	$46,944	$(2,103)	$208,938

Three and Six Months Ended November 24, 2019
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	29	160,814	104,652	(548)	264,947
Issuance of stock under stock plans	17	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	787	—	—	787
Net loss	—	—	—	(6,740)	—	(6,740)
Other comprehensive income, net of tax	—	—	—	—	127	127
Balance at November 24, 2019	29,163	$29	$161,556	$97,912	$(421)	$259,076

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 29, 2020	November 24, 2019
Cash flows from operating activities:
Consolidated net loss	$(24,301)	$(11,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	9,826	9,030
Stock-based compensation expense	1,787	1,315
Deferred taxes	(7,070)	(2,624)
Change in investment in non-public company, fair value	11,800	(200)
Net gain on disposal of property and equipment held and used	(34)	(15)
Loss on disposal of property and equipment related to restructuring, net	6,005	406
Other, net	21	206
Change in contingent consideration liability	—	(500)
Pacific Harvest note receivable reserve	—	1,202
Changes in current assets and current liabilities:
Accounts receivable, net	9,661	(397)
Inventories	(4,891)	(4,431)
Prepaid expenses and other current assets	1,539	(554)
Accounts payable	10,539	(6,105)
Accrued compensation	(1,345)	(1,988)
Other accrued liabilities	4,627	1,145
Deferred revenue	292	112
Net cash provided by (used in) operating activities	18,456	(14,922)

Cash flows from investing activities:
Proceeds from sales of property and equipment	12,885	29
Purchases of property and equipment	(7,407)	(16,029)
Proceeds from collections of notes receivable	—	364
Net cash provided by (used in) investing activities	5,478	(15,636)

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(297)	(130)
Payments on long-term debt	(20,062)	(5,062)
Proceeds from lines of credit	24,000	62,900
Payments on lines of credit	(24,400)	(53,400)
Payments for debt issuance costs	(1,237)	(766)
Proceeds from sale of common stock	—	30
Proceeds from long-term debt	—	27,500
Net cash (used in) provided by financing activities	(21,996)	31,072
Net increase in cash and cash equivalents	1,938	514
Cash and cash equivalents, beginning of period	553	1,465
Cash and cash equivalents, end of period	$2,491	$1,979

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,526	$3,174

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
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”) is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay packaging technology. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, Fresh packaged salads and vegetables, Avocado Products, and Technology which reports revenues for BreatheWay patented supply chain solutions. Included in the Curation Foods segment and fresh packaged salads and vegetables revenue disaggregation is O Olive Oil & Vinegar (“O”), which is a premier producer of California specialty olive oils and wine vinegars. Also included in the Curation Foods segment are the dividends from, and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership, of Windset, a leading edge grower of hydroponically grown produce.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 29, 2020, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Annual Report”).
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
The results of operations for the six months ended November 29, 2020 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; allowance for sales returns and credit losses; self-insurance liabilities; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived asset (including intangible assets), and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
We determined that certain inputs used in the valuation of the investment in Windset were incorrect and should have resulted in a $1.8 million reduction in the Investment in non-public company, fair value balance at August 30, 2020. We determined that the impact of the error to previously issued financial statements was not material and have corrected the immaterial error in the current period financial statements. The impact of this correction was an increase to Other (expense) income of $1.8 million for the three-months ended November 29, 2020. There was no impact to the six months ended November 29, 2020.
Cash and Cash Equivalents
The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.
Reconciliation of Cash and Cash Equivalents as presented on the Statements of Cash Flows
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	November 29, 2020	May 31, 2020	November 24, 2019	May 26, 2019
Cash and cash equivalents	$2,491	$360	$1,594	$1,080
Restricted cash	—	193	385	385
Cash, cash equivalents and restricted cash	$2,491	$553	$1,979	$1,465

The Company was required to maintain $0.0 million and $0.2 million of restricted cash at November 29, 2020 and May 31, 2020, respectively, related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	November 29, 2020	May 31, 2020
Finished goods	$36,325	$35,177
Raw materials	26,983	25,856
Work in progress	7,894	5,278
Total	$71,202	$66,311

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Accounts Receivable, Sales Returns, and Allowance for Credit Losses
The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and credit losses. Sales return allowances are estimated based on historical sales return amounts.
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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provisions for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 29, 2020	$438	$102	$(263)	$277

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 2, the Company has a 26.9% ownership interest. During the three months ended November 29, 2020 and November 24, 2019, the Company recognized revenues of $0.1 million and $0.1 million, respectively. During the six months ended November 29, 2020 and November 24, 2019, the Company recognized revenues of $0.3 million and $0.2 million, respectively. These amounts have been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The related receivable balances of $0.3 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of November 29, 2020 and May 31, 2020, respectively.

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $1.6 million and $0.0 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of November 29, 2020, and $0.3 million and $0.5 million, respectively, as of May 31, 2020. The Company records its term debt issuance costs as a contra-liability, and as such, $0.8 million and $0.0 million was recorded as Current portion of long-term debt, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of November 29, 2020 and $0.4 million and $0.6 million, respectively, as of May 31, 2020.
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

(In thousands)	AOCL
Balance as of May 31, 2020	$(2,808)
Other comprehensive loss before reclassifications, net of tax effect	(344)
Amounts reclassified from OCI	1,049
Other comprehensive income, net	$705
November 29, 2020	$(2,103)

The Company expects to reclassify approximately $1.7 million into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 29, 2020 and May 31, 2020. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company, for further information.

Assets Held for Sale
In January 2020, the Company decided to divest Curation Foods’ salad dressing plant in Ontario, California (“Ontario”). In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. The remaining fair value of $2.6 million is included in Property and equipment, net within the Consolidated Balance Sheet as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet as of May 31, 2020. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale and recorded a gain of $2.8 million during the six months ended November 29, 2020, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
On June 25, 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. The $17.2 million carrying value of these assets is included in Property and equipment, net on the consolidated Balance Sheets as of May 31, 2020, and was not classified as assets held for sale as the plan to sell was not finalized until subsequent to fiscal year end 2020. In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income. During the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million.
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

Business Interruption Insurance Recoveries

In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups!™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. During the three and six months ended November 24, 2019, the Company recognized $0.6 million and $3.0 million of business interruption insurance recoveries, respectively, related to those recalls. Amounts received on insurance recoveries related to business interruption are recorded as a reduction to Cost of product sales in the Consolidated Statements of Comprehensive (Loss) Income and are classified as operating cash flows. For the three and six months ended November 29, 2020, there were no business interruption insurance recovery claims.

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
As of November 29, 2020 and May 31, 2020, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of November 29, 2020 and May 31, 2020, the Company held certain assets that were required to be measured at fair value on a non-recurring basis. The fair market value of the assets held for sale, less the costs to sell, was $0.0 million and $2.6 million as of November 29, 2020 and May 31, 2020, respectively. The fair market value of Ontario (classified as an asset held for sale) as of May 31, 2020, was based on third-party valuations, which primarily used the market approach, and the inputs utilized were comparable sales of similar assets, which are generally unobservable and are supported by little or no market data, and therefore were classified within Level 3.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three and six months ended November 29, 2020, was due to the Company's 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	November 29, 2020 Range (Weighted Average)	May 31, 2020 Range (Weighted Average)
Revenue growth rates	7% (6.9)%	6% to 7% (6.4)%
Expense growth rates	0% to 8% (5.5)%	6% to 8% (6.6)%
Income tax rates	15%	15%
Discount rates	11%	12%

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

(In thousands)	Impact on value of investment in Windset as of November 29, 2020
10% increase in revenue growth rates	$6,000
10% increase in expense growth rates	$(3,200)
10% increase in income tax rates	$(100)
10% increase in discount rates	$(1,300)

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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at November 29, 2020			Fair Value at May 31, 2020
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$2,607
Investment in non-public company	—	—	45,100	—	—	56,900
Total assets	$—	$—	$45,100	$—	$—	$59,507
Liabilities:
Interest rate swap contracts	$—	$2,646	$—	$—	$3,578	$—
Total liabilities	$—	$2,646	$—	$—	$3,578	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the six months ended November 29, 2020:

(In thousands)	Investment in Windset
Balance as of May 31, 2020	$56,900
Fair value change	(11,800)
Balance as of November 29, 2020	$45,100

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
The Company disaggregates its revenue by segment product lines based on how it markets its products and reviews results of operations. The following tables disaggregate segment revenue by major product lines:

(In thousands)	Three Months Ended		Six Months Ended
Curation Foods:	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Fresh packaged salads and vegetables	$92,423	$104,912	$188,601	$214,743
Avocado products	14,713	14,021	31,730	30,221
Technology	549	818	1,192	1,460
Total	$107,685	$119,751	$221,523	$246,424

(In thousands)	Three Months Ended		Six Months Ended
Lifecore:	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Contact development and manufacturing organization	$18,259	$17,811	$34,747	$29,114
Fermentation	4,960	5,031	10,277	5,769
Total	$23,219	$22,842	$45,024	$34,883

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of November 29, 2020 and May 31, 2020, were $8.9 million and $9.0 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of November 29, 2020 and May 31, 2020, were $0.3 million and $0.0 million, respectively. Revenue recognized during the three and six months ended November 29, 2020, that was included in the contract liability balance at the beginning of fiscal year 2021, was $0.0 million.
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
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of May 31, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company’s review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their bringing claims against the Company. As of November 29, 2020, the reserve balance remained at $1.2 million.
Compliance Matters and Related Litigation
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other parties for fraud, indemnification, and other claims, and seeking no less than $80 million in damages.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification or insurance recovery, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that allow the Company to recover costs for breach of warranty, etc. from the seller. Because recovery of amounts are contingent upon the outcome of legal proceedings, no amounts have been recorded as recoverable costs through November 29, 2020. Nor are there any insurance claims recorded as they are similarly contingent.
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

On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's current CEO Albert Bolles, and the Company’s former CFO Gregory Skinner (collectively, the “Landec Parties”), and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods, on which Pacific and Rancho have ceased making payments. Pacific Harvest and Rancho assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. The Landec Parties have not yet responded to the complaint, and the parties have filed stipulations to continue the time for allowing Pacific and Rancho to file an amended complaint. The parties have engaged in settlement discussions and have come to an agreement in principle regarding settlement, but are currently negotiating the details of the settlement agreement. The Landec Parties anticipate that this case will be dismissed with prejudice in early 2021, following execution of a settlement agreement. The Company recorded an estimated loss contingency reserve of $1.8 million as of November 29, 2020 after considering the total estimated settlement amount and probable insurance recoveries, and is included in Legal settlement charge in the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended November 29, 2020.
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
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of November 29, 2020 the financial assets of the Company within the scope of the assessment comprised of trade accounts receivable, contract assets, and deposits. See the Accounts Receivable and Sales Returns and Allowance for Credit Losses section within Note 1 for further discussion of the Company's accounting for credit losses.

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

During the three months ended November 29, 2020 and November 24, 2019, the Company recorded $0.3 million and $0.3 million, respectively, in dividend income. During the six months ended November 29, 2020 and November 24, 2019, the Company recorded $0.6 million and $0.6 million, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three and six months ended November 29, 2020 and November 24, 2019, was a decrease of $11.8 million and an increase of $0.2 million, respectively, and is included in Other expenses (income) in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The change in the fair market value of the Company's investment in Windset for the three and six months ended November 29, 2020 was primarily due to changes in the financial assumptions relating to EBITDA, non productive assets, and debt levels.

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
During the three months ended November 29, 2020, the Company granted 21,000 options to purchase shares of common stock and awarded 82,000 RSUs. During the six months ended November 29, 2020, the Company granted 573,000 options to purchase shares of common stock and awarded 171,000 RSUs.
As of November 29, 2020, the Company has reserved 4.1 million shares of common stock for future issuance under its current and former equity plans.

Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant date and is recognized over the required service period, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six Months Ended
(In thousands)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Cost of sales	$59	$82	182	56
Research and development	62	48	126	78
Selling, general and administrative	774	657	1,479	1,181
Total stock-based compensation	$895	$787	1,787	1,315

As of November 29, 2020, there was $4.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.37 years for stock options and 1.55 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan, which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the six months ended November 29, 2020, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Numerator:
Net loss applicable to common stockholders	$(13,301)	$(6,740)	$(24,301)	$(11,524)

Denominator:
Weighted average shares for basic net loss per share	29,280	29,155	29,261	29,147
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,280	29,155	29,261	29,147

Diluted net loss per share	$(0.45)	$(0.23)	$(0.83)	$(0.40)

Due to the Company’s net loss for the three and six months ended November 29, 2020 and November 24, 2019, the net loss per share includes only weighted average shares outstanding. For the three and six months ended November 29, 2020, the computation of the diluted net loss per share excludes the impact of options to purchase 3.2 million and 2.3 million shares of common stock, respectively, as such impacts would be antidilutive for these periods. For the three and six months ended November 24, 2019, the computation of the diluted net loss per share excludes the impact of options to purchase 2.3 million and 2.5 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes for the six months ended November 29, 2020 and November 24, 2019, was a benefit of $7.0 million and $2.5 million, respectively. The effective tax rate for the six months ended November 29, 2020 and November 24, 2019 was 22% and 18%, respectively. The effective tax rate for the six months ended November 29, 2020, was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax assets.
As of November 29, 2020 and May 31, 2020, the Company had unrecognized tax benefits of $0.9 million and $0.8 million, respectively. Included in the balance of unrecognized tax benefits as of November 29, 2020 and May 31, 2020, is $0.8 million and $0.7 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 29, 2020 and May 31, 2020.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were individually significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	November 29, 2020	May 31, 2020
Term loan	$94,000	$114,000
Total principal amount of long-term debt	94,000	114,000
Less: unamortized debt issuance costs	(811)	(1,083)
Total long-term debt, net of unamortized debt issuance costs	93,189	112,917
Less: current portion of long-term debt, net	(11,189)	(11,554)
Long-term debt, net	$82,000	$101,363

On September 23, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") with JPMorgan, BMO, and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100.0 million revolving line of credit (the “Revolver”) and a $50.0 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset.
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
On July 15, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”), which among other things, (i) modified the definition of EBITDA to increase the limit on permitted exclusions for certain unusual, extraordinary or one-time cash items for each fiscal quarter ending on or after February 28, 2021, to a maximum of 20% of EBITDA, and (ii) restricted the Company from making Capital Expenditures over certain thresholds. Interest continues to be based on the Company’s Total Leverage Ratio, at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment.
The Credit Agreement provided the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
Both the Revolver and the Term Loan were scheduled to mature on September 23, 2021, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity. The Credit Agreement contained customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of November 29, 2020, the Company was in compliance with all financial covenants and events of default provisions under the Credit Agreement.

As of November 29, 2020, $77.0 million was outstanding on the Revolver, at an interest rate of 4.65%.
As further described in Note 9 - Subsequent Events, the Credit Agreement was terminated in connection with the refinancing of the Company's indebtedness subsequent to the balance sheet date.
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
The Curation Foods segment includes (i) four natural food brands, including activities to market and pack specialty packaged whole and fresh-cut fruits and vegetables under the Eat Smart or various private labels, sale of premium olive oil and vinegars under the O Olive Oil & Vinegar label, and the sale of avocado products under the Yucatan Foods and Cabo Fresh labels, (ii) BreatheWay® activities, and (iii) activity related to our 26.9% investment in Windset.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Other segment includes corporate general and administrative expenses (which includes costs associated with legal claims, including the Tanok compliance matters and related litigation, and Pacific litigation matter), non-Curation Foods and non-Lifecore interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for its Yucatan production facility located in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Canada	$13.7	$18.4	$30.2	$39.1
Belgium	2.8	3.1	6.7	3.1
Czech Republic	1.2	—	1.7	—
Ireland	0.4	1.1	1.2	2.5
All Other Countries	1.6	2.0	2.8	3.4

Operations by business segment consisted of the following:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended November 29, 2020
Net sales	$107,685	$23,219	$—	$130,904
Gross profit	10,163	10,474	—	20,637
Net (loss) income	(12,383)	4,492	(5,410)	(13,301)
Depreciation and amortization	2,906	1,360	26	4,291
Dividend income	281	—	—	281
Interest income	—	—	10	10
Interest expense	1,376	—	1,663	3,039
Income tax (benefit) expense	(3,911)	1,419	(208)	(2,700)
Corporate overhead allocation	1,402	1,162	(2,564)	—

Six Months Ended November 29, 2020
Net sales	$221,523	$45,024	$—	$266,547
Gross profit	21,507	15,476	—	36,983
Net (loss) income	(20,654)	4,604	(8,251)	(24,301)
Depreciation and amortization	6,316	2,669	54	9,039
Dividend income	563	—	—	563
Interest income	—	—	18	18
Interest expense	2,751	—	3,396	6,148
Income tax (benefit) expense	(6,523)	1,454	(1,940)	(7,009)
Corporate overhead allocation	3,258	2,565	(5,823)	—

Three Months Ended November 24, 2019
Net sales	$119,751	$22,842	$—	$142,593
Gross profit	6,890	8,624	—	15,514
Net (loss) income	(8,348)	3,459	(1,851)	(6,740)
Depreciation and amortization	3,143	1,248	23	4,414
Dividend income	281	—	—	281
Interest income	11	—	14	25
Interest expense	1,375	—	794	2,169
Income tax (benefit) expense	(1,723)	919	(361)	(1,165)
Corporate overhead allocation	1,414	959	(2,373)	—

Six Months Ended November 24, 2019
Net sales	$246,424	$34,883	$—	$281,307
Gross profit	19,712	11,138	—	30,850
Net (loss) income	(10,519)	2,064	(3,069)	(11,524)
Depreciation and amortization	6,348	2,433	46	8,827
Dividend income	562	—	—	562
Interest income	31	—	19	50
Interest expense	2,751	—	1,493	4,244
Income tax (benefit) expense	(2,309)	454	(675)	(2,530)
Corporate overhead allocation	3,109	1,936	(5,045)	—

During the six months ended November 29, 2020 and November 24, 2019, sales to the Company’s top five customers accounted for 49% and 44% of sales, respectively. The Company’s top two customers, Walmart Stores, Inc. and Costco Wholesale Corporation, from the Curation Foods segment, accounted for 18% and 15%, respectively, of revenues for the six months ended November 29, 2020, and 18% and 13%, respectively, for the six months ended November 24, 2019.

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
In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss related to its Hanover building and related assets which were sold in the second quarter of fiscal year 2021. The loss is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office.
For the three and six months ended November 29, 2020, other restructuring costs primarily related to consulting costs to execute the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended November 29, 2020
Asset write-off costs	$—	$—	$—	$—
Employee severance and benefit costs	211	—	—	211
Lease costs	—	—	—	—
Other restructuring costs	1,295	—	156	1,451
Total restructuring costs	$1,506	$—	$156	$1,662

(in thousands)	Curation Foods	Lifecore	Other	Total
Six Months Ended November 29, 2020
Asset write-off costs	$6,005	$—	$—	$6,005
Employee severance and benefit costs	1,115	—	—	1,115
Lease costs	—	—	—	—
Other restructuring costs	2,143	—	803	2,946
Total restructuring costs	$9,263	$—	$803	$10,066

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the six months ended November 29, 2020:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$18,667	$—	$418	$19,085
Employee severance and benefit costs	2,584	—	784	3,368
Lease costs	392	—	26	418
Other restructuring costs	3,166	—	1,314	4,480
Total restructuring costs	$24,809	$—	$2,542	$27,351

The total expected cost related to the restructuring plan is approximately $29.0 million.

9.     Subsequent Events

Debt Refinancing
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO Harris Bank N.A. ("BMO") and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman will serve as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
The Refinance Term Loan matures on December 31, 2025. The Refinance Revolver matures on December 31, 2025 or, if the Refinance Term Loan remains outstanding on such date, ninety (90) days prior to the maturity date of the Refinance Term Loan (on October 2, 2025).
The Refinance Term Loan provides for principal payments by the Company of 5% per annum, payable quarterly in arrears in equal installments, commencing on March 30, 2023, with the remainder due at maturity.
Interest on the Refinance Revolver is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Refinance Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%.
The New Credit Agreements provide the Company the right to increase the revolver commitments under the Refinance Revolver, subject to the satisfaction of certain conditions (including consent from BMO), by obtaining additional commitments from either BMO or another lending institution at an amount of up to $15.0 million.
The New Credit Agreements contains customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.
In connection with the New Credit Agreements, the Company estimated debt issuance costs from the lender and third-party of approximately $8.6 million.
Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. As of December 31, 2020, the Company had $150.0 million in borrowings outstanding under the Refinance Term Loan, and $36.0 million in borrowings outstanding under the Refinance Revolver. In connection with the repayment of borrowings under the Credit Agreement, the Company expects to recognize a loss in its third quarter of fiscal year 2021 of $1.2 million, primarily as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.

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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 29, 2020	November 24, 2019	Amount	%	November 29, 2020	November 24, 2019	Amount	%
Curation Foods	$107,685	$119,751	$(12,066)	(10)%	$221,523	$246,424	$(24,901)	(10)%
Lifecore	23,219	22,842	377	2%	45,024	34,883	10,141	29%
Total Revenues	$130,904	$142,593	$(11,689)	(8)%	$266,547	$281,307	$(14,760)	(5)%

Curation Foods
The decrease in Curation Foods' revenues for the three months ended November 29, 2020, compared to the same period last year, was primarily due to a $12.5 million decrease in the fresh packaged salads and vegetables segment, which is primarily due to a (1) $6.6 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, and (2) a $3.2 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic.
The decrease in Curation Foods’ revenues for the six months ended November 29, 2020, compared to the same period last year, was primarily due to a $26.1 million decrease in the fresh packaged salads and vegetables segment, which is primarily due to a (1) $13.2 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, and (2) a $6.7 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic.
Lifecore
The increase in Lifecore’s revenues for the three months ended November 29, 2020, compared to the same period last year was insignificant.
The increase in Lifecore’s revenues for the six months ended November 29, 2020, compared to the same period last year, was due to a $5.6 million increase in CDMO revenues from an increase in aseptic filling commercial shipments, due to increased demand from existing customers, and a $4.5 million increase in fermentation sales primarily due to timing of shipments.

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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 29, 2020	November 24, 2019	Amount	%	November 29, 2020	November 24, 2019	Amount	%
Curation Foods	$10,163	$6,890	$3,273	48%	$21,507	$19,712	$1,795	9%
Lifecore	10,474	8,624	1,850	21%	15,476	11,138	4,338	39%
Total Gross Profit	$20,637	$15,514	$5,123	33%	$36,983	$30,850	$6,133	20%

Curation Foods
The increase in gross profit for the Curation Foods business for the three months ended November 29, 2020, compared to the same period last year, was primarily due to an increase in gross profits from avocado products due to selling products in fiscal 2021 produced with lower cost avocados compared to fiscal 2020, combined with improved profitability in the fresh packaged salads and vegetables segment primarily due to restructuring efforts as part of our project SWIFT initiatives.
The increase in gross profit for the Curation Foods business for the six months ended November 29, 2020, compared to the same period last year, was primarily due to an increase in gross profits from avocado products due to selling products in fiscal 2021 produced with lower cost avocados compared to fiscal 2020, which was partially offset by (1) the decrease in gross profits primarily driven by the decrease in revenues from our planned shift away from non-strategic fresh packaged salads and vegetables segment revenue streams, primarily packaged vegetables in bags and trays, and (2) business interruption insurance recoveries received in fiscal year 2020.
Lifecore
The increase in gross profit for the Lifecore business for the three and six months ended November 29, 2020, compared to the same period last year, was due primarily to the increased revenue in both CDMO and fermentation, as well as a favorable sales mix.

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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 29, 2020	November 24, 2019	Amount	%	November 29, 2020	November 24, 2019	Amount	%
Curation Foods	$1,131	$1,485	$(354)	(24)%	$2,069	$2,809	$(740)	(26)%
Lifecore	1,441	1,337	104	8%	3,011	2,788	223	8%
Other	—	—	—	—%	$—	$46	(46)	(100)%
Total R&D	$2,572	$2,822	$(250)	(9)%	$5,080	$5,643	$(563)	(10)%

The decrease in R&D expenses for the three and six months ended November 29, 2020, compared to the same periods last year, was primarily due to lower professional service expenses related to brand restage initiatives and new product development in the salad kit and avocado products product lines at Curation Foods which took place during fiscal year 2020, and decreases in our Other segment primarily due to discontinuation of R&D activities at Corporate. These decreases were partially offset by higher salary and benefits expenses at Lifecore driven by an increased headcount.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 29, 2020	November 24, 2019	Amount	%	November 29, 2020	November 24, 2019	Amount	%
Curation Foods	$9,523	$13,179	$(3,656)	(28)%	$20,106	$24,663	$(4,557)	(18)%
Lifecore	1,961	1,950	11	1%	3,841	3,897	(56)	(1)%
Other	4,622	3,599	1,023	28%	10,062	7,063	2,999	42%
Total SG&A	$16,106	$18,728	$(2,622)	(14)%	$34,009	$35,623	$(1,614)	(5)%

The decrease in total SG&A expenses for the three months ended November 29, 2020, compared to the same period last year, was due to a $3.7 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts associated with Project SWIFT and lower salary and bonus expenses compared to the same period last year, the decrease was also partly due to a reserve reported in fiscal year 2020 for the note receivable from Pacific Harvest. This decrease was partially offset by a $1.0 million increase at our Other segment, which was primarily due to an increase in legal fees from compliance and other litigation matters.

The decrease in total SG&A expenses for the six months ended November 29, 2020, compared to the same period last year, was due to a $4.6 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts associated with Project SWIFT and lower salary and bonus expenses compared to the same period last year, the decrease was also partly due to a reserve reported in fiscal year 2020 for the note receivable from Pacific Harvest. This decrease was partially offset by a $3.0 million increase in our Other segment primarily due to an increase in legal fees from compliance and other litigation matters.

Other:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 29, 2020	November 24, 2019	Amount	%	November 29, 2020	November 24, 2019	Amount	%
Dividend Income	$281	$281	$—	—%	$563	$562	$1	—%
Interest Income	$10	$25	$(15)	(60)%	$18	$50	$(32)	(64)%
Interest Expense	$(3,039)	$(2,169)	$(870)	40%	$(6,148)	$(4,244)	$(1,904)	45%
Other Income (Expense)	$(11,787)	$(6)	$(11,781)	N/M	$(11,808)	$(6)	$(11,802)	N/M
Income Tax Benefit	$2,700	$1,165	$1,535	132%	$7,009	$2,530	$4,479	177%

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A preferred stock investment in Windset, which yields a cash dividend of 7.5% annually.

Interest Income
The decrease in interest income for the three and six months ended November 29, 2020, compared to the same periods last year, was not significant.

Interest Expense
The increase in interest expense for the three and six months ended November 29, 2020, compared to the same period last year, was primarily the result of (i) an increase interest rate expenses, due to the Company's increased Total Leverage Ratio (as defined Credit Agreement) and (ii) an increase in deferred financing costs due to the expenses incurred in connection with Company's amendments to the Credit Agreement since November 24, 2019.
Other Income (Expense)
The decrease in other income for the three and six months ended November 29, 2020, compared to the same periods last year, was a result of the decrease in fair value of our investment in Windset of $11.8 million.
Income Taxes

The effective tax rate for the three and six months ended November 29, 2020 was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax assets.

Liquidity and Capital Resources

As of November 29, 2020, the Company had cash and cash equivalents of $2.5 million, a net increase of $2.1 million from $0.6 million as of May 31, 2020. Based on all available current information, the Company believes the combination of its cash and cash equivalents and availability under the New Credit Agreements (defined below) will be sufficient to support its operations for at least the next twelve months.
Cash Flow from Operating Activities
Net cash provided by operating activities during the six months ended November 29, 2020 was $18.5 million, compared to $14.9 million of net cash used in operating activities for the six months ended November 24, 2019. The primary sources of net cash provided by operating activities during the six months ended November 29, 2020 were (1) a $20.4 million net decrease in working capital, (2) a $11.8 million decrease in the Company's estimated fair value of Windset due to changes in the financial assumptions relating to EBITDA, non productive assets, and debt levels, (3) $11.6 million of depreciation/amortization and stock based compensation expense, and (4) $6.0 million from the non-cash restructuring and impairment of assets charges. These sources of cash were offset by (1) a $24.3 million net loss, and (2) a $7.1 million reduction in deferred taxes.

The primary factors for the decrease in working capital during the six months ended November 29, 2020, were (1) a $10.5 million increase in accounts payable due primarily to the timing of payments, and (2) $9.7 million decrease in accounts receivable due to the timing of customer payment receipts.
Cash Flow from Investing Activities
Net cash provided by investing activities during the six months ended November 29, 2020 was $5.5 million compared to $15.6 million used in investing activities for the same period last year. Net cash provided by investing activities during the six months ended November 29, 2020, was primarily due to the net proceeds of $12.9 million related to the sale of the Company's Ontario, California and Hanover, Pennsylvania facilities, offset by the purchase of $7.4 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the six months ended November 29, 2020 was $22.0 million compared to $31.1 million provided by financing activities for the same period last year. The net cash used in financing activities during the six months ended November 29, 2020, was primarily due to $20.1 million of debt repayment under the Company's term loan combined with $1.2 million payment of debt issuance costs.
Capital Expenditures
During the six months ended November 29, 2020, Landec incurred $7.4 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Curation Foods and Lifecore businesses, compared to capital expenditures of $16.0 million for the six months ended November 24, 2019. During the six months ended November 29, 2020, capital expenditures for Lifecore and Curation Foods were $4.3 million and $3.1 million, respectively.
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
The Credit Agreement provided the Company the right to increase the Revolver commitments and/or the Term Loan commitments by obtaining additional commitments either from one or more of the Lenders or another lending institution at an amount of up to $10.0 million.
Both the Revolver and the Term Loan were set to mature on September 23, 2021, with the Term Loan requiring quarterly principal payments of $3.0 million and the remainder continuing to be due at maturity. The Credit Agreement contained customary financial covenants and events of default under which the obligation could be accelerated and/or the interest rate increased. As of November 29, 2020, the Company was in compliance with all financial covenants and events of default under the Credit Agreement.
As of November 29, 2020, $77.0 million was outstanding on the Revolver, at an interest rate of 4.65%.
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO Harris Bank N.A. ("BMO") and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman will serve as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
The Refinance Term Loan matures on December 31, 2025. The Refinance Revolver matures on December 31, 2025 or, if the Refinance Term Loan remains outstanding on such date, ninety (90) days prior to the maturity date of the Refinance Term Loan (on October 2, 2025).
The Refinance Term Loan provides for principal payments by the Company of 5% per annum, payable quarterly in arrears in equal installments, commencing on March 30, 2023, with the remainder due at maturity.
Interest on the Refinance Revolver is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Refinance Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%.
The New Credit Agreements provide the Company the right to increase the revolver commitments under the Refinance Revolver, subject to the satisfaction of certain conditions (including consent from BMO), by obtaining additional commitments from either BMO or another lending institution at an amount of up to $15.0 million.
The New Credit Agreements contains customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.
In connection with the New Credit Agreements, the Company estimated debt issuance costs from the lender and third-party of approximately $8.6 million.
Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. As of December 31, 2020, the Company had $150.0 million in borrowings outstanding under the Refinance Term Loan, and $36.0 million in borrowings outstanding under the Refinance Revolver. In connection with the repayment of borrowings under the Credit Agreement, the Company expects to recognize a loss in its third quarter of fiscal year 2021 of $1.2 million, primarily as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 14, 2020.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of November 29, 2020, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter ended November 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of November 29, 2020, has spread to approximately 160 countries, including the United States. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption to our businesses and to the financial markets both globally and in the United States. The COVID-19 pandemic as well as the actions we have taken and the protocols and procedures we have implemented in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. In particular, the COVID-19 pandemic has resulted in and may continue to result in, regional quarantines, labor shortages or stoppages, adverse changes in consumer purchasing patterns, reductions in customer demand for our products, increased safety and compliance costs, disruptions to our supply chains, suppliers and service providers to deliver materials and services on a timely basis, and overall economic instability, which have significantly adversely affected and could further adversely affect our business, financial condition and results of operations. In addition, in response to the COVID-19 pandemic, our suppliers, growers, and corporate partners have reduced staffing and have reduced, delayed and postponed certain projects, initiatives or other arrangements in response to the spread of the COVID-19 pandemic, which may continue or worsen as the pandemic continues. These actions have resulted in and may result in further business and manufacturing disruption, inventory shortages, delivery delays, additional costs, and reduced sales and operations for us, any of which have and could further significantly affect our business, financial condition and results of operations. With respect to our Curation Foods business specifically, the responses to the COVID-19 pandemic have also adversely impacted and may further impact consumer spending and our customer’s preferences, which have had and may continue to have an adverse impact on our sales in that segment. With respect to our Lifecore business, the COVID-19 pandemic has resulted and may continue to result in fewer elective medical procedures, which, in turn, has and may continue to adversely impact our business and sales. The extent to which the COVID-19 pandemic has impacted our business is difficult to ascertain, and future potential impacts to our business will depend on how the COVID-19 pandemic continues to evolve, which is highly uncertain and cannot be predicted. Such future developments may include, among others, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, and our ability to obtain financing.
Our credit facilities provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
We are party to the New Credit Agreements that contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

A failure by us to comply with the covenants specified in our New Credit Agreements could result in an event of default thereunder, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable, to institute foreclosure proceedings, and we could be forced into bankruptcy or liquidation. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. Although we are currently in compliance with the financial covenants under our New Credit Agreements, as previously disclosed, we have not been in compliance with certain covenants under our prior Credit Agreement in the past, and we cannot guaranty that we will be able to remain in compliance with all applicable covenants under the New Credit Agreements in the future, that our lenders will elect to provide waivers or enter into amendments in the future in the event of breach, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially and adversely affect our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit facilities were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.

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
10.1+
Credit and Guaranty Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, Goldman Sachs Specialty Lending Group, L.P., as lender, administrative agent and collateral agent, and certain affiliates of Guggenheim Credit Services, LLC, as lenders, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.2+
Credit Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, and BMO Harris Bank., N.A., as lender and administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

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
Date:    January 7, 2021